Form 10QSB
period 2007-06-30
Acquired Sales CORP
filed 2007-08-14
CIK 1391135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

Or

__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

000-51230
(Commission File No.)

ACQUIRED SALES CORP.
[Missing Graphic Reference]
(name of small business issuer in its charter)

Nevada	87-0479286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 N. Suffolk Lane, Lake Forest, Illinois	60045
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (847) 404-1964

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [   ]

The number of outstanding common stock, $0.001 par value, as of August 9, 2007 was 5,832,482 shares. [Missing Graphic Reference]

Part I – Financial Information

Item 1. Financial Statements

ACQUIRED SALES CORP.
(a development stage enterprise)
Condensed Balance Sheets
(unaudited)
	June 30,	September 31,
	2007	2006

ASSETS
Current Assets:
Cash	$91,682	$6,492
Total Assets	$91,682	$6,492

LIABILITIES AND STOCKHOLDERS'
DEFICIT
Current Liabilities:
Accounts payable	$23,467	$8,417
Payroll tax penalties and acrued interest	73,410	75,202
Payable to officer	230	-
Note payable	100,000	-
Accrued interest on short-term note	438	-
Total Current Liabilities	197,545	83,619

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 4,665,985 shares issued and outstanding	4,666	4,666
Additional paid-in capital	35,164	35,164
Retained deficit	(69,151)	(69,151)
Deficit accumulated during the development stage	(76,542)	(47,806)
Total Stockholders' Deficit	(105,863)	(77,127)
TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$91,682	$6,492

See accompanying notes to the condensed financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Condensed Statements of Operations
(Unaudited)

					For the period
					May 27, 2004
					(Date of Inception
	For the Three Months ended		For the nine months ended		of the Development
	June 30,		June 30,		Stage) through
	2007	2006	2007	2006	June 30, 2007

EXPENSES:
General and
administrative	$22,658	$2,445	$27,540	$14,735	$69,295
Interest	-	760	1,196	2,275	7,247
NET LOSS	$(22,658)	$(3,205)	$(28,736)	$(17,010)	$(76,542)

Basic and diluted
loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average
common shares
outstanding	4,665,985	4,665,985	4,665,985	4,665,985

See accompanying notes to the condensed financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Condensed Statements of Stockholders' Deficit (Unaudited)

					Deficit
					Ammunulated
			Additional		During the	Total
	Common Stock		Paid-in	Accumulated	Development	Stockholders'
	Shares	Amount	Capital	Deficit	Stage	Deficit

Balance, May 27, 2004 (Date of
Inception of the Development
Stage)	684,990	$685	$(685)	$(69,151)	$-	$(69,151)
Common stock issued for cash,
May 2004, $0.001 per share	4,000,000	4,000	36,000	-	-	40,000
Common stock redeemed for
cash, May 2004, $0.001
per share	(19,005)	(19)	(171)	-	-	(190)
Net loss	-	-	-	-	(23,902)	(23,902)

Balance, September 30, 2004	4,665,985	4,666	35,144	(69,151)	(23,902)	(53,243)
Capital contributed by officer	-	-	20	-	-	20
Net loss	-	-	-	-	(4,001)	(4,001)

Balance, September 30, 2005	4,665,985	4,666	35,164	(69,151)	(27,903)	(57,224)
Net loss	-	-	-	-	(19,903)	(19,903)

Balance, September 30, 2006	4,665,985	4,666	35,164	(69,151)	(47,806)	(77,127)
Net loss	-	-	-	-	(28,736)	(28,736)

Balance, June 30, 2007
	4,665,985	$4,666	$35,164	$(69,151)	$(76,542)	$(105,863)

See accompanying notes to the condensed financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)
			For the period
			May 27, 2004
			(Date of Inception
	For the nine months ended		of the Development
	June 30,		Stage) through
	2007	2006	June 30, 2007

Cash Flows from Operating Activities:
Net loss	$(28,736)	$(17,010)	$(76,542)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Changes in assets and liabilities:
Accounts payable	15,050	6,242	23,467
Payable to officer	230	-	230
Payroll tax penalties and accrued interest	(1,792)	2,275	4,259
Accrued interest on note payable	438	-	438
Net Cash Used by Operating Activities	(14,810)	(8,493)	(48,128)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net proceeds from issuance of note payable	100,000	-	100,000
Net Cash Provided by Financing Activities:	100,000	-	139,810

Net Increase (Decrease) in Cash	85,190	(8,493)	91,682
Cash at beginning of Period	6,492	14,985	-

Cash at End of Period	$91,682	$6,492	$91,682

See accompanying notes to the condensed financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Notes to Condensed Financial Statements
[Unaudited]

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Acquired Sales Corp. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the years ended September 30, 2006 and 2005 included in the Company’s Form 10-SB.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Note 2: Summary of Significant Accounting Policies

The Company was incorporated under the laws of the State of Nevada on January 2, 1986. In August 2001, the Company ceased all of its prior operations and remained dormant until May 27, 2004 when it began its current development stage activities, which are devoted to raising capital, borrowing funds and attempting to enter into a reverse acquisition with an operating entity.

Use of estimates– These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Basic and diluted loss per share– Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is equal to basic loss per share as there have not been any potential common shares issued.

Business condition– The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the years ended September 30, 2006 and 2005, the Company incurred losses of $19,903 and $4,001 and used $8,493 and $2,525 of cash in its operating activities, respectively. Through September 30, 2006, the Company accumulated a deficit during the development stage of $47,806 and at September 30, 2006, the Company has a stockholders’ deficit of $77,127 and a working capital deficiency of $77,127. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to pay its liabilities when due, it may be forced into liquidation or be dissolved. (See Note 5).

Note 3: Common Stock

During February 2006, the Company effected a reverse split of its common stock on a 1-for-10 basis. The accompanying financial statements have been restated on a retroactive basis to reflect the effect this reverse stock split for all periods presented. (See Note 5).

Note 4: Payroll Tax Penalties and Accrued Interest

During the periods from December 31, 1998 through December 31, 1999, the business operated by the Company prior to becoming dormant withheld payroll taxes and incurred payroll tax obligations that were not paid to the United States Department of the Treasury in a timely manner. Subsequently, these taxes were paid; however, penalties for the Company’s failure to make these payments in a timely manner were assessed, including interest on the penalties. At May 27, 2004, the balance of unpaid penalties amounted to $43,330 and accrued interest amounted to $25,821. The Company accrued interest on the unpaid penalties through December 31, 2006. In January 2007, the Company filed with the United States Department of the Treasury, Internal Revenue Service, a request for a compromise and settlement with respect to its outstanding obligations for payroll tax penalties and accrued interest. At June 30, 2007 the Company had made total payments of $2,600 and is negotiating a settlement in an amount less than is reflected on its balance sheet. No assurance can be given that such a settlement will be reached.

Note 5: Note Payable

On December 1, 2006, the Company borrowed $100,000 under the terms of an unsecured promissory note that is due on demand and bears interest at 10% per annum. On December 10, 2006, the Company repaid $95,000 of the principal due under the note and subsequently received this amount back from the lender. On or about July 25, 2007 the Company sold 1,166,497 shares of its common stock to the lender in full satisfaction of the $100,000 and the lender waived any interest that had accrued on this debt.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Nine Months Ended June 30, 2007 compared with Nine Months Ended June 30, 2006

No operating revenues were generated during the nine months ended June 30, 2007 and June 30, 2006. Operating expenses increased by $ 19,453 to $ 22,658 for the nine months ended June 30, 2007. The increased operating expenses resulted principally from increased professional fees paid in 2007 as compared with 2006. The Company's net loss increased to $ 22,658 for the nine months ended June 30,
2007 compared to $ 3,205 for the nine months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $91,682, compared to $6,492 at September 30, 2006. Our increased cash balance as of June 30, 2007 despite increased capital demands to meet selling, general and administrative expenses is largely attributable to our raising additional money from the issuance and sale of securities in the past 12 months.

Proceeds from private offerings, loans and/or anticipated revenues will be sufficient to for us to survive as a going concern for the next 12 months. However, additional funding will be necessary to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding.

Prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the company will be achieved.

Item 3.  Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officer serving as both our Chief Executive Officer/Chief Financial Officer, of the design and operation of our disclosure controls and procedures.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATIO
The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any of our securities during the three month period ended June 30, 2007. On July 25, 2007, we subsequently sold 1,166,497 shares of our common stock to the Roberti Jacobs Family Trust u/a/d 11-11-99 in exchange for full satisfaction of its $100,000 note and interest. We believe the transactions to be exempt under Section 4(2) of the Securities Act of 1933, as amended, because they do not involve a public offering. We believe that this sale of securities did not involve a public offering on the basis that the investor is an accredited investor as defined in Rule 501 of Regulation D and because we provided the investors with full access to our books and records.  The shares sold were restricted securities as defined in Rule 144(a)(3). Further, each common stock certificate issued in connection with this private transaction bears a legend providing, in substance, that the securities have been acquired for investment only and may not be sold, transferred or assigned in the absence of an effective registration statement or opinion of legal counsel that registration is not required under the Securities Act of 1933.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits (filed with this report unless indicated below)

Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACQUIRED SALES CORP.

Dated:  August 13, 2007

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Gerard M. Jacobs
               Gerard M. Jacobs,
              (Principal Financial Officer)