Form 10QSB/A
period 2007-06-30
Acquired Sales CORP
filed 2007-08-24
CIK 1391135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Business condition– The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended June 30, 2007 and 2006, the Company incurred losses of $28,736 and $17,010 and used $14,810 and $8,493 of cash in its operating activities, respectively. Through June 30, 2007, the Company accumulated a deficit during the development stage of $76,542 and at June 30, 2007, a stockholders’ deficit of $105,863 and a working capital deficiency of $105,863. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to pay its liabilities when due, it may be forced into liquidation or be dissolved.

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

Note 5: Note Payable

On December 1, 2006, the Company borrowed $100,000 under the terms of an unsecured promissory note that is due on demand and bears interest at 10% per annum. On December 10, 2006, the Company repaid $95,000 of the principal due under the note and subsequently received this amount back from the lender. On or about July 25, 2007 the Company issued 1,166,497 shares of its common stock to the lender in full satisfaction of the $100,000 and the lender waived any interest that had accrued on this debt.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Nine Months Ended June 30, 2007 compared with Nine Months Ended June 30, 2006

No operating revenues were generated during the nine months ended June 30, 2007 and June 30, 2006. Operating expenses increased by $12,805 to $ 28,736 for the nine months ended June 30, 2007. The increased operating expenses resulted principally from increased professional fees paid in 2007 as compared with 2006. The Company's net loss increased to $ 28,736 for the nine months ended June 30, 2007 compared to $ 17,010 for the nine months ended June 30, 2006.

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

Dated:  August 22, 2007

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Gerard M. Jacobs
               Gerard M. Jacobs,
              (Principal Financial Officer)