Form 10KSB
period 2007-09-30
Acquired Sales CORP
filed 2008-01-15
CIK 1391135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2007
File Number: 000-51230

ACQUIRED SALES CORP.
(Exact name of registrant as specified in its charter)

NEVADA	87-0479286
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

31 N. Suffolk Lane, Lake Forest, Illinois	60045
(Address of principal executive offices)	(Zip Code)

 (847) 404-1964
(Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes    No  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [x]

The issuer had revenues of $60,364 for the year ended September 30, 2007.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the Over-the-Counter on January 11, 2008 was $8,172,630. The voting stock held by non-affiliates on that date consisted of 4,065,985 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of January 14, 2008:
Common Stock: 5,832,482
Preferred Stock: 0

•
We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives. We have entered into a new development stage with no operating results during this development stage to date. Therefore, our ability to begin new operations is dependent upon raising money and acquiring an operating company. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objectives, which are to raise money and acquire one or more domestic and/ or foreign operating businesses, possibly in the technology sector. We will not generate any revenues until, at the earliest, if at all, after the consummation of a business combination. We cannot assure you that we can raise the money needed to consummate a business combination. We cannot assure you as to when, or if, a business combination will occur. If we are unable to successfully achieve our business objectives, our company and our stock price would be negatively impacted.

•
Achieving our business objectives may present conflicts of interest for our current directors and officers. If our current directors and officers choose to remain with us after raising money and a business combination, then they will be negotiating the terms of the money raising and the business combination, as well as the terms upon which they will continue to serve as our directors and officers. As such, our current directors and officers may have a conflict of interest in negotiating the terms of any money raising and business combination and, at the same time, negotiating the terms upon which they will continue to serve as our directors and officers. This could have a negative impact on our company and our stock price.

•
Some or all of our current directors and officers may resign in conjunction with bringing in new management of our company, or upon raising money, or upon consummation of a business combination. We cannot make any assurances regarding the future roles of our current directors and officers. We have no employment agreements with any of our existing management. Some or all of our current directors and officers may resign in conjunction with bringing in new management of our company, or upon raising money, or upon consummation of a business combination. This could have a negative impact on our company and our stock price.

•
Attracting new directors and officers may be expensive, and may require that we enter into long term employment agreements, issue stock options, and otherwise incentivize the new directors and officers. We may need to attract new directors and officers in order to achieve our business objectives, which are to raise money and acquire one or more domestic and/ or foreign operating businesses, possibly in the technology sector. Attracting new directors and officers may be expensive, and may require that we enter into long term employment agreements, issue stock options, and otherwise incentivize the new directors and officers. This could have a negative impact on our company and our stock price.

•
We will have only a limited ability to evaluate potential new directors and officers, and the management of target businesses.  We may make a determination that our current directors and officers should not remain, or should reduce their roles, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target businesses. We cannot assure you that our assessment of these individuals will prove to be correct. This could have a negative impact on our company and our stock price.

•
Our chief executive officer has significant influence over us. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Gerard M. Jacobs, our chief executive officer and chairman of our board of directors. In addition, Mr. Jacobs entered into irrevocable proxy agreements with stockholders owning  an aggregate of 2,900,000 shares of our outstanding common stock. As a result of these agreements, Mr. Jacobs has voting control over 4,066,497 or 69.7% of our outstanding common stock. Consequently, Mr. Jacobs exerts significant influence over us through his ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of Mr. Jacobs could have the effect of preventing or delaying a change in control of our company which he opposes even if our other stockholders believe it is in their best interests. In addition, Mr. Jacobs has the ability to influence our day-to-day operations.

•
Our directors and officers allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate money raising or a business combination. Our directors and officers are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating their time between our operations and the operations of other businesses. We do not intend to have any full-time employees prior to the consummation of a money raising or a business combination. Each of our directors and officers is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per day or per week to our affairs. This situation limits our current directors’ and officers’ ability to devote time to our affairs and could have a negative impact on our ability to raise money or consummate a business combination. This could have a negative impact on our company and our stock price.

•
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our officers and directors, which may raise potential conflicts of interest. We may decide to acquire one or more businesses affiliated with our officers and directors. Despite our agreement to obtain an opinion from an unaffiliated, independent investment banking firm, which is a member of the NASD, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our officers and directors if our board of directors is unable to independently determine that the target business or businesses have sufficient fair market value, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as it might have been absent any conflicts of interest. This could have a negative impact on our company and our stock price.

•
We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating a business combination. We have limited cash to cover our operating expenses for the next 24 months and to cover the expenses incurred in connection with money raising and a business combination. It is possible that we could incur substantial costs in connection with money raising or a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This could have a negative impact on our company and our stock price.

•
The nature of our proposed operations is speculative and the success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the companies with which we may merge or which we acquire.  While management intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success if any will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control. If the operations, financial condition or management of the acquired company were to be disrupted or otherwise negatively impacted following an acquisition, our company and our stock price would be negatively impacted.

•
We cannot assess specific business risks because we have not identified the business opportunities in which we will attempt to obtain an interest. Due to the fact that we have not identified a target business for acquisition, we cannot describe the specific risks presented by such business. Among other risks, such target business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured. The target business may be in competition with larger, more established firms which may have many competitive advantages over the target business. Our investment in a target business may be highly risky and illiquid, and could result in a total loss to us if the acquired business is unsuccessful. In that case, our company and our stock price would be negatively impacted.

•
We will be dependent on outside advisors to assist us. In order to supplement the business experience of management, we may employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. The selection of any such advisors will be made by management and without any control from shareholders. Additionally, it is anticipated that such persons may be engaged by us on an independent basis without a continuing fiduciary or other obligation to us.

•
We may be unable to protect or enforce the intellectual property rights of any target business that we acquire or the target business may become subject to claims of intellectual property infringement. After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, and trade secrets may be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have an adverse effect on our competitive position and business. Further, depending on the target business or businesses that we acquire, it is likely that we will have to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. These factors could negatively impact our company and our stock price.

•
Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity. Our management’s decision to commit our capital or other resources to an acquisition will likely be made without detailed feasibility studies, independent analysis, market surveys, etc.  We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. There are numerous individuals, publicly held companies, and privately held companies seeking merger and acquisition prospects. There is significant competition among such groups for attractive merger and acquisition prospects. However, the number of suitable and attractive prospects is limited and we may find a scarcity of suitable companies with audited financial statements seeking merger partners.

•
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.    Although we will be subject to regulation under the Securities Act and the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. In such event, we will be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act, and consequently, any violation of such Act will subject us to material adverse consequences.

•
There is a lack of meaningful public market for our securities. Although our common stock is available for trading on the Pink Sheets, at present no active market exists for our common stock and there is no assurance that a regular trading market will develop and if developed, that it will be sustained. A purchaser of stock may, therefore, be unable to resell our common stock should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans.

•
Our acquisitions of businesses may be extremely risky and we could lose all or part of our investments. We may invest in technology businesses or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:

•
typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses;

•
are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire;

•	may have less predicable operating results;

•	may from time to time be parties to litigation;

•	may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and

•	may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

•
We must pay expenses on behalf of our officers and directors and indemnify them for wrongdoing. Our Bylaws specifically limit the liability of our officers and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The Bylaws also provide for indemnification of our officers and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. Use of our capital or assets for such indemnification would reduce amounts available for the operations or for distribution to our investors, which would adversely affect our company and our stock price.

•
General economic conditions may adversely affect our financial condition and results of operations. Periods of economic slowdown or recession in the United States and in other countries, rising interest rates or declining demand for technology products, or the public perception that any of these events may occur, could result in a general decline in technology products sales, which would adversely affect our financial position, results of operations, cash flow, and ability to satisfy our debt service obligations and to generate revenues. These factors could negatively affect our company and our stock price.

•
A relatively small number of  stockholders and managers have significant influence over us. A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our company which they oppose even if our other stockholders believe it is in their best interests. In addition, all of our executive officers have the ability to influence our day-to-day operations. These factors could negatively affect our company and our stock price.

•
We are dependent upon the efforts of unpaid directors and officers. Our current directors and officers do not receive any salaries or other monetary remuneration for their time and efforts expended on our behalf. There is no assurance that such directors and officers will continue to serve without any monetary remuneration. If our current directors and officers were to resign, our company and the price of our stock would be negatively impacted.

•
There is a significant likelihood of dilution of our existing stockholders.  It is likely that the anticipated value of the business and/or assets that we acquire relative to the current value of our securities will result in the issuance of a relatively large number of shares and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. If such dilution were to occur, the price of our stock would be negatively impacted.

•
There is a possibility of further dilution to our stockholders’ ownership as a result of a reverse split of our common stock.  Despite the lack of present plans to do so, we may in the future effectuate a reverse split of our common stock. The reasons for a reverse stock split can include maintaining a minimum share price in connection with attempted qualification for a stock exchange. A negative result of such a measure is that the number of shares owned by the stockholders will decrease and the number of shares available for issuance from our authorized stock pool would increase. The result would be greater potential dilution of stockholders ownership than would result from dilution in connection with issuance of stock that has not been reverse split.

PART I

ITEM 1.                      BUSINESS

           We were organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. We have had no material operations in the past three years.

We propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. As of the date hereof, we have no business opportunities or ventures under contemplation for acquisition or merger. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations.

We are interested in acquiring a technology sector business, especially an Internet oriented business, but we currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts.  Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation”.

In a so-called “due diligence investigation”, we intend to obtain and review materials regarding the business opportunity. Typically such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding the company’s prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise.

        Our executive officers anticipate funding our operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found. Accordingly, no alternative cash resources have been explored. We expect the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for legal, accounting and other relevant professional services.

We seek target businesses that have a potential for growth, indicated by new technology, anticipated market expansion or new products, a competitive position in their space, strong management, audited financial statements or financial statements capable of audit.

Business Acquisition

        The structure of our participation in a business opportunity or venture will be situational. We may structure our acquisitions as an asset purchase, merger, or an acquisition of securities. It is likely that the anticipated value of the business and/or assets that we acquire relative to the current value of our securities will result in the issuance of a relatively large number of shares and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. Moreover, our present management and shareholders will probably not have control of a majority of our voting shares following a business acquisition or other reorganization transaction. In fact, it is probable that the shareholders of the acquired entity will gain control of our voting stock and our directors may resign and new directors may be appointed without any vote by the shareholders. Those directors are entitled to replace our officers without stockholder vote.

        We are not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, we will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act (15 U.S.C. 80b2(a)(11)).

        We may become involved in a business opportunity through purchasing or exchanging the securities of such business. We do not intend, however, to engage primarily in such activities and we are not registered as an "investment company" under the Federal Investment Company Act of 1940. We believe such registration is not required.

        We must conduct our activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act, which classification would affect us adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries",) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exemption from the definition of "investment company." We propose to engage solely in seeking an interest in one or more business opportunities or ventures.

        Effective January 14, 1981, the SEC adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1) cited above if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by our business activities.

Offices

Our corporate headquarters are located at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. We do not have a dedicated corporate office. There are no agreements or understandings with respect to any office facility subsequent to the completion of an acquisition. We may relocate our corporate headquarters in connection with a change in the management of our company, or in connection with the completion of a merger or acquisition.

Employees

       We currently have no salaried employees. We expect to address our need for employees in connection with money raising and acquisitions. We expect to use attorneys and accountants as necessary.

Reports to Security Holders.

     Acquired Sales is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Acquired Sales files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that- contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  DESCRIPTION OF PROPERTY

           Acquired Sales is provided rent-free office space by an officer and director of Acquired Sales at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Acquired Sales is not responsible for reimbursement of out-of-pocket office expenses such as telephone, postage or supplies.

            Acquired Sales owns no property.

ITEM 3.  LEGAL PROCEEDINGS

           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information; Re-sale.

           Acquired Sales’ common stock is listed for trading on the Over The Counter Bulletin Board under the symbol AQSP, but has limited trading for the past several years. Approximately 1,166,497 unregistered shares of common stock were issued by Acquired Sales when it had no significant operations. On December 6, 2007, the Securities and Exchange Commission issued its final revised regulations amending Rule 144 and Rule 145 under the Securities Act of 1933, as amended. Under the amendments, 144 is available for the resale of restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or an issuer that has been at any time previously a reporting or non-reporting shell company, only if the following conditions are met:

•	The issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;
•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
•	The issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable during the preceding 12 months;
•	At least one year has elapsed from the time that the issuer filed current Form 10 information with the Commission reflecting its status as an entity that is not a shell company.

Thus, such shares are not eligible for sale under the provisions of Rule 144 and therefore may not be re-sold into the public market until registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended or for at least one year from Acquired Sales ceasing to be a shell corporation, which has yet to occur.

     (b)  Holders.

           As of January 14, 2008, a total of 5,832,482 shares of Acquired Sales’ common stock were outstanding and there were 217 holders of record of Acquired Sales’ common stock.

     (c)  Dividend Policy.

           Acquired Sales has not paid any dividends since it is inception. Acquired Sales currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the Year Ended September 30, 2007 compared with Period Ended September 30, 2006

           No operating revenues were generated during the year ended September 30, 2007 and September 30, 2006. Operating expenses increased by $31,741 to $48,611 for the year ended September 30, 2007. The increased operating expenses resulted principally from increased professional fees paid in 2007 as compared with 2006. The Company's net loss became a net profit of $11,753 for the year ended September 30, 2007 compared to a net loss of $19,903 for the year ended September 30, 2006. The reason for the profit is solely due to the requirement that the IRS’s waiver of tax penalty be deemed income.

           The Company intends to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Liquidity and Capital Resources

           As of September 30, 2007, the Company had cash on hand of $23,933, compared to cash on hand of $6,492 at September 30, 2006.

           The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major shareholders.

ITEM 7.       FINANCIAL STATEMENTS

ACQUIRED SALES CORP.
(a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

September 30, 2007

ACQUIRED SALES, CORP.
(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

                                                      Page

                                             Report of Independent Registered Public Accounting Firm ……………………………………………........................1

                                             Balance Sheet, September 30, 2007 …………………………………………………………………….……..............……2

                                             Statements of Operations for the years ended September 30, 2007 and 2006 and for the Period from May
                                                 27,2004 (Date of Inception of the Development Stage) through September 30, 2007 ……….............................…..3

                                             Statements of Stockholders’ Equity for the Period from May 27, 2004 (Date of Inception of the Development
                                                 Stage) through September 30, 2005, and for the Years Ended September 30, 2006 and 2007 …....…..................…4

                                             Statements of Cash Flows for the years ended September 30, 2007 and 2006 and for the Period from May 27,
                                                 2004 (Date of Inception of the Development Stage) through September 30, 2007 …………….....….............……..5

                                             Notes to Financial Statements ……………………………………………………………………….............…………….6

  HANSEN, BARNETT& MAXWELL, P.C.                                                                                                      Registered with the Public Company
    A Professional Corporation                                                                                                Accounting Oversight Board
    CERTIFIED PUBLIC ACCOUNTANTS
    5 Triad Center, Suite 750
    Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200
    Fax: (801) 532-7944
    www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corp.

We have audited the accompanying balance sheet of Acquired Sales Corp. (a development stage enterprise) as of September 30, 2007 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2007 and 2006 and for the cumulative period from May 27, 2004 (date of inception of the development stage) through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquired Sales Corp. as of September 30, 2007 and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 and for the cumulative period from May 27, 2004 (date of inception of the development stage) through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and during the years ended September 30, 2007 and 2006, it incurred losses from operations and had negative cash flows from operating activities. As of September 30, 2007, the Company had not generated any revenue from operations since the date of inception of the development stage. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
January 14, 2008

ACQUIRED SALES CORP.
(a development stage enterprise)
Balance Sheet
September 30, 2007

ASSETS
Current Assets:
Cash	$ 23,933
Prepaid expense	14,374
TOTAL ASSETS	$ 38,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 3,681
Total Current Liabilities	3,681

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833
Additional paid-in capital	145,967
Deficit accumulated prior to the development stage	(69,151)
Deficit accumulated during the development stage	(48,023)
Total Stockholders' Equity	34,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 38,307

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Operations

			For the period
			May 27, 2004
			(Date of Inception
	For the Years Ended		of the Development
	September 30,		Stage) through
	2007	2006	September 30, 2007

EXPENSES:
General and administrative	$ (60,581)	$ (16,870)	$ (102,336)

OTHER INCOME AND EXPENSE:
Waiver of tax liability penalty	60,364	-	60,364
Interest expense	-	(3,033)	(6,051)
TOTAL OTHER INCOME (EXPENSE)	60,364	(3,033)	54,313

NET LOSS	$ (217)	$ (19,903)	$ (48,023)

Basic and Diluted Loss per Share	$ (0.00)	$ (0.00)

Basic and Diluted Weighted-average
Common Shares Outstanding	4,883,305	4,665,985

See accompanying notes to the condensed financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Stockholders' Equity
for the Period from May 27, 2004 (Date of Inception of the Development Stage)
through September 30, 2005, and for the Years Ended September 30, 2006 and 2007

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to the	During the	Stockholders'
	Common Stock		Paid-in	Development	Development	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, May 27, 2004 (Date of
Inception of the Development
Stage)	684,990	$ 685	$ (685)	$ (69,151)	$ -	$ (69,151)
Common stock issued for cash,
May 2004, $0.001 per share	4,000,000	4,000	36,000	-	-	40,000
Common stock redeemed for
cash, May 2004, $0.001
per share	(19,005)	(19)	(171)	-	-	(190)
Capital contributed by officer,
September 30, 2004	-	-	20	-	-	20
Net loss	-	-	-	-	(27,903)	(27,903)

Balance, September 30, 2005	4,665,985	4,666	35,164	(69,151)	(27,903)	(57,224)
Net loss	-	-	-	-	(19,903)	(19,903)

Balance, September 30, 2006	4,665,985	4,666	35,164	(69,151)	(47,806)	(77,127)
Conversion of note payable to
related party into common stock
July 2007, $0.086 per share	1,166,497	1,167	98,833	-	-	100,000
Issuance of 175,000 warrants
for services, August 2007	-	-	11,970	-	-	11,970
Net loss	-	-	-	-	(217)	(217)

Balance, September 30, 2007	5,832,482	$ 5,833	$ 145,967	$ (69,151)	$ (48,023)	$ 34,626

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Years Ended		of the Development
	September 30,		Stage) through
	2007	2006	September 30, 2007

Cash Flows from Operating Activities:
Net loss	$ (217)	$ (19,903)	$ (48,023)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	(60,364)		(60,364)
Issuance of warrants	11,970	-	11,970
Changes in assets and liabilities:
Prepaid expense	(14,374)	-	(14,374)
Accounts payable	(4,736)	8,377	3,681
Payroll tax penalties and accrued interest	(14,838)	3,033	(8,787)
Net Cash Used by Operating Activities	(82,559)	(8,493)	(115,877)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	195,000	-	195,000
Payment of principal on note payable to
related party	(95,000)	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	100,000	-	139,810

Net Increase (Decrease) in Cash	17,441	(8,493)	23,933
Cash at beginning of Period	6,492	14,985	-

Cash at End of Period	$ 23,933	$ 6,492	$ 23,933

Supplemental Schedule of Noncash Investing
and Financing Transactions
Conversion of $100,000 note payable to related
party into 1,166,497 shares of common stock	$ 100,000	$ -	$ 100,000

See accompanying notes to the financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Notes to Financial Statements

Note 1: Organization and Summary of Significant Accounting Policies

Acquired Sales Corp. (the “Company”) was incorporated under the laws of the State of Nevada on January 2, 1986. In August 2001, the Company ceased all of its prior operations and remained dormant from then until May 27, 2004 when it began new development stage activities.

Development stage enterprise– The Company is a development stage enterprise and has not engaged in any operations that have generated any revenue. The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to enter into a reverse acquisition with an operating entity.

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

Basic and diluted loss per share of common stock– Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares, if the exercise of outstanding warrants had occurred. There were 175,000 warrants outstanding at September 30, 2007 that were excluded from the calculation of diluted loss per share.

Business condition– The Company’s financial statements have been prepared using accounting principles generally accepted n the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 2007, the Company realized a gain as a result of the forgiveness of an accrued liability and received proceeds from the issuance of a note payable to a related party that was converted into common stock in the amount of $100,000; however, no revenue was generated from operations. During this same period the Company used $82,559 of cash in its operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on management being willing to continue to serve without monetary remunerations.

Note 2 – Related Party Transactions

During December 2006, the Company borrowed $100,000 pursuant to an unsecured promissory note due on demand and bearing interest at 10% per annum, from an entity related to its current sole officer who is also a director. During the same month, the Company repaid $95,000 of the principal due under the note. During July 2007, the Company borrowed an additional $95,000 from the lender. During July 2007, the Company issued 1,166,497 shares of its common stock at $0.086 per share, which was equal to or greater than the market value at that date, to the lender in full satisfaction of the $100,000 and the lender waived the $42 of interest that had accrued on this debt.

Note 3 – Waiver of tax liability penalty

During the periods from December 31, 1998 through December 31, 1999, the business operated by the Company prior to becoming dormant withheld payroll taxes and incurred payroll tax obligations that were not paid to the United States Department of the Treasury, Internal Revenue Service (“IRS”) in a timely manner. Subsequently, these taxes were paid; however, penalties for the Company’s failure to make these payments in a timely manner were assessed, including interest on the penalties. The Company accrued interest on the unpaid penalties through December 31, 2006. In January 2007, the company filed with the IRS a request for a compromise and settlement with respect to these outstanding obligations, which was accepted in September 2007. As a result, the Company paid $12,000 to extinguish the liability, $2,838 for legal and filing fees, and $60,364 was recognized as income.

Note 4 – Letter agreement and warrants

Effective as of August 2007, the Company entered into a Letter Agreement with a private merchant bank to provide certain services related to the identification, evaluation and financing of potential acquisitions by the Company. Pursuant to the Letter Agreement, which has a termination date of December 31, 2007 and is extendable under certain conditions, the Company paid on August 2, 2007, a one-time $20,000 fee and prepaid accountable expenses of $10,000. At September 30, 2007, the Company had charged to expense $8,000 of the one-time fee and $7,626 of the accountable expenses. Thus, at September 30, 2007, the Company’s prepaid expense of $14,374 is comprised of the unused portion of these two items. In addition, the Company issued warrants exercisable for 175,000 shares of common stock at $0.10 per share. The Company valued these warrants at $11,970 using the Black-Scholes option pricing model with the following assumptions: 150% volatility; risk free interest rate of 6.25%; 0% yield; and 3.0 year estimated life and charged this amount to expense. Under certain conditions and events, the Company may become obligated to make additional cash payments of six percent of the gross proceeds of an equity investment and three percent of the gross proceeds of a debt investment received by the Company and two percent of the consideration received by the Company as a transactional fee. The Company may also be required to issue additional warrants exercisable at the same price as shares being issued in an equity investment.

Note 5 – Income Taxes

At September 30, 2007, the Company had $36,053 of operating loss carryforwards that expire if unused from 2025 through 2027. Use of the loss carryforwards in the future will be limited due to changes of ownership of the Company. The components of the provision for income taxes were as follows:

For the Year Ended September 30,	2007	2006
Current tax before benefit of operating loss carryforward	$2,351	$-
Benefit of operating loss carryforward	(2,351)	-

Provision for Income Taxes	$-	$-

The net deferred income tax asset at September 30, 2007 and 2006 consisted of the following:

	2007	2006
Warrants outstanding	$4,465	$-
Operating loss carryforwards	13,448	17,832
Total Deferred Tax Assets	17,913	17,832
Less: Valuation allowance	(17,913)	(17,832)

Net Deferred Tax Asset	$-	$-

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 8A.  CONTROLS AND PROCEDURES

Introduction

            "Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a-15(e) and 15d -15 (e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

           "Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

           The Company has endeavored to design its Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, no assurances can be made that the Company's control system will detect every error or instance of fraudulent conduct, which could have a material adverse impact on the Company's results of operations or financial condition.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its Chief Executive Officer acting as principal executive and financial officer, has evaluated the effectiveness of its Disclosure Controls and Procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer acting as principal executive and financial officer has concluded that the Company's Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer acting as principal executive and financial officer by others within the Company, particularly during the period in which this report was being prepared, and that the Company's Disclosure Controls and Procedures were effective. There were no changes to the Company's Internal Controls Over Financial Reporting during the year ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the Company's Internal Controls Over Financial Reporting.

ITEM 8B.  OTHER INFORMATION

           None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the current Directors and Executive Officers of the Company as of January 14, 2008. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.

Name	Age	Position

Gerard M. Jacobs	52	Chairman, chief executive officer, president, secretary, treasurer

Joshua A. Bloom, M.D.	51	Director

Roger S. Greene	52	Director

James S. Jacobs, MD	54	Director

Michael D. McCaffrey	61	Director

Richard E. Morrissy	53	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office. We  have an audit, nominating and compensation committee consisting of Roger Greene, Joshua Bloom, Michael D. McCaffrey and Richard E. Morrissy as members of each. We have not adopted a Code of Ethics or an Audit Committee charter.

Gerard M. Jacobs, chairman of the board of directors, chief executive officer, president, secretary, treasurer, age 52, has been the president of GMJ Holdings, Inc., Lake Forest, IL, a private investment firm since 2006. In 2001, Mr. Jacobs took control of Think Partnership Inc. (formerly known as CGI Holding Corporation), and served as its CEO and member of its board of directors until 2006. Under Mr. Jacobs’ guidance, Think Partnership grew into a leader in online marketing and advertising and later became listed on the American Stock Exchange (Amex symbol: THK). Mr. Jacobs is currently a member of the boards of several privately held companies, including, Miss Mimi Corporation, GMJ Holdings, Inc., and Alma Mater Skateboards Inc.

He received a law degree from the University of Chicago Law School, in 1978; and an A.B from Harvard College, in 1976 where he was elected to Phi Beta Kappa. Mr. Jacobs’ brother James Jacobs is also a member of the board of directors of Acquired Sales.

Joshua A. Bloom, M.D., member of the board of directors, age 51, has been a practicing physician in Kenosha Wisconsin since completion of his training in 1988.  He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He has been in private practice at same address from 1988 to 1995.

Dr. Bloom has served on the board of directors of Kenosha Health Services Corporation since 1993 and the board of Hospice Alliance, Inc since 1994 and Medical Director there since 1998. He has also served on the board of the Beth Israel Sinai Congregation since 1998 where he has been president since 2004.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

Roger S. Greene, member of the board of directors, age 52, is the Managing Director and co-founder of Stanmore Capital Partners, LLC, a merchant banking firm that focuses upon the acquisition of small cash flow positive private companies, primarily in the health care services business.  He is also owner and CEO of Marquette Advisors, Inc., a firm that provides consulting in the same areas.  Current projects include a roll up of sleep diagnostic centers on behalf of Avastra, Ltd, an Australian public company.  Other health care services acquisitions have included companies in the blood plasma collection business and specialty medical education field.  Previously, he has worked with Brazos Fund and Lone Star Fund as general counsel. For Lone Star, Mr. Greene was responsible for negotiation and structuring of asset acquisitions from foreign entities. Prior to that time, he also worked on resolution and management of the assets of American Savings and Loan Association after the acquisition of American Savings Bank by the Robert M. Bass Group. Mr. Greene has also acted as a principal in real estate and operating company acquisitions.  Mr. Greene resides in California.

Previously, he was an attorney at Covington & Burling in Washington DC and Jackson, DeMarco & Peckenpaugh in Orange County, California.

Mr. Greene received a law degree from Harvard Law School, cum laude, and an AB in Economics from Harvard College, magna cum laude, Phi Beta Kappa.

James S. Jacobs, MD, member of the board of directors, age 54 is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. Dr. Jacobs did a fellowship in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado.

Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1975.

Michael D. McCaffrey, member of the board of directors, age 61, is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, member of the board of directors, age 53, is the Senior Research Specialist and project coordinator in the Pharmaceutical Sciences, School of Pharmacy, University of Illinois at Chicago. Mr. Morrissy is a project coordinator for the School of Pharmacy.  His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization.

During his tenure, Mr. Morrissy has managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage.  He has also designed and led focus groups, designed and critiqued research surveys, edited manuscripts and scientific journals.

He received a B.A. in History from Western Illinois University in 1976.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2007, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph:

L. Dee Hall, a beneficial owner of over 10% of our shares outstanding, has not filed a Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

           None of the Company's executive officers or directors currently receive compensation in excess of $100,000 per year, nor do any receive stock options, stock grants or any other form of non-cash remuneration and none currently receive any compensation.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

           There were no executive officers' unexercised options at September 30, 2007. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended September 30, 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth the common stock ownership of (i) each person known by Acquired Sales to be the beneficial owner of five percent or more of Acquired Sales’ common stock  as of January 14, 2008. All ownership is of record and beneficial. None of our officers or members of our board of directors hold any stock.

Name and Address of Beneficial Owner	Number of Common stock Beneficially Owned	Percentage of Class
Leonard D. Hall 1029 E. 380 North Cir American Fork, Utah, 84003	600,000	10.2%
Roberti Jacobs Family Trust u/a/d 11-11-99 (1) 31 N. Suffolk Lane Lake Forest, Illinois 60045	1,166,497	20.0%

(1)	The Roberti Jacobs Family Trust shares trust irrevocably conveyed all of its voting power to Gerard M. Jacobs, our chairman, chief executive officer, president, secretary, and treasurer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

     b.   Reports on Form 8-K

On August 2, 2007, a report on Form 8-K was filed in connection with a change in our officers and directors.   No other report on Form 8-K was filed during the three months ended September 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

           The Board of Directors has appointed Hansen, Barnett & Maxwell, P.C., as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending September 30, 2007.

           Audit Fees. Fees for audit services totaled $6,332 in 2007 and $6,152 in 2006, including fees associated with the annual audit, the review of the Company's quarterly reports on Form 10-QSB, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

           Audit-Related Fees. Fees for audit-related services totaled $1,730 in 2007 and $1,225 in 2006. Audit related services principally include due diligence, consents and assistance with review of documents pertaining to acquisitions.

           Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2007 and $0 in 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2008.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)