Form 10-Q
period 2007-12-31
Acquired Sales CORP
filed 2008-02-14
CIK 1391135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

Or

__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

The number of outstanding common stock, $0.001 par value, as of February 14, 2008 was 5,832,482 shares.[Missing Graphic Reference]

Part I – Financial Information

Item 1. Financial Statements

ACQUIRED SALES CORP.
(a development stage enterprise)

FINANCIAL STATEMENTS

December 31, 2007

ACQUIRED SALES, CORP.
(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Balance Sheets, December 31, 2007 (unaudited) and September 31, 2007	1

Unaudited Statements of Operations for the Three Months Ended December 31, 2007 and 2006, and for the
Period from May 27, 2004 (Date of Inception of the Development Stage) through December 31, 2007	2

Unaudited Statements of Cash Flows for the Three Months Ended December 31, 2007 and 2006 and for the
Period from May 27, 2004 (Date of Inception of the Development Stage) through December 31, 2007	3

Notes to Unaudited Financial Statements	4

ACQUIRED SALES CORP.
(a development stage enterprise)
Balance Sheets

	December 31,	September 30,
	2007	2007
	(unaudited)
ASSETS
Current Assets:
Cash	$18,829	$23,933
Prepaid expense	125	14,374
TOTAL ASSETS	$18,954	$38,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,788	$3,681
Total Current Liabilities	4,788	3,681

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(68,483)	(48,023)
Total Stockholders' Equity	14,166	34,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,954	$38,307

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Unaudited Statements of Operations

			For the Period
			May 27, 2004
			(Date of Inception
	For the Three Months Ended		of the Development
	December 31,		Stage) through
	2007	2006	December 31, 2007

EXPENSES:
General and administrative	$(20,460)	$(1,272)	$(122,796)

OTHER INCOME AND EXPENSE:
Waiver of tax liability penalty	-	-	60,364
Interest expense	-	(1,196)	(6,051)
TOTAL OTHER INCOME (EXPENSE)	-	(1,196)	54,313

NET LOSS	$(20,460)	$(2,468)	$(68,483)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted-average
Common Shares Outstanding	5,832,482	4,665,985

See accompanying notes to the condensed financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Unaudited Statements of Cash Flows

			For the Period
			May 27, 2004
			(Date of Inception
	For the Three Months Ended		of the Development
	December 31,		Stage) through
	2007	2006	December 31, 2007

Cash Flows from Operating Activities:
Net loss	$(20,460)	$(2,468)	$(68,483)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-		(60,364)
Issuance of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expense	14,249	-	(125)
Accounts payable	1,108	(8,063)	4,788
Payroll tax penalties and accrued interest	-	758	(8,787)
Accrued interest on note payable	-	438	-
Net Cash Used by Operating Activities	(5,103)	(9,335)	(120,981)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	-	100,000	195,000
Payment of principal on note payable to
related party	-	(95,000)	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	-	5,000	139,810

Net Increase (Decrease) in Cash	(5,103)	(4,335)	18,829
Cash at beginning of Period	23,932	6,492	-

Cash at End of Period	$18,829	$2,157	$18,829

Supplemental Schedule of Noncash Investing
and Financing Transactions
Conversion of $100,000 note payable to related
party into 1,166,497 shares of common stock	$-	$-	$100,000

See accompanying notes to the financial statements.

Acquired Sales Corp.

(a development stage enterprise)
Notes to Unaudited Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited financial statements of Acquired Sales Corp. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2007 included in the Company’s Form 10-KSBreport.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three monthsended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Note 2: Organization and Summary of Significant Accounting Policies

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

Basic and diluted loss per share of common stock– Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares, if the exercise of outstanding warrants had occurred. There were 175,000 warrants outstanding at December 31, 2007 that were excluded from the calculation of diluted loss per share.

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

Note 2 – Letter agreement and warrants

Effective as of August 2007, the Company entered into a Letter Agreement with a private merchant bank to provide certain services related to the identification, evaluation and financing of potential acquisitions by the Company. Pursuant to the Letter Agreement, which terminated on December 31, 2007, the Company paid on August 2, 2007, a one-time $20,000 fee and prepaid accountable expenses of $10,000. During the three months ended December 31, 2007, the remaining $12,000 one-time fee and $2,374 of the accountable expenses were charged to expense. In addition, the Company issued warrants exercisable for 175,000 shares of common stock at $0.10 per share. The Company valued these warrants at $11,970 using the Black-Scholes option pricing model and charged this amount to expense during the year ended September 31, 2007. Under certain conditions and events, the Company may become obligated to make additional cash payments of six percent of the gross proceeds of an equity investment and three percent of the gross proceeds of a debt investment received by the Company and two percent of the consideration received by the Company as a transactional fee. The Company may also be required to issue additional warrants exercisable at the same price as shares being issued in an equity investment.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Three months Ended December 31, 2007 compared with Three months Ended December 31, 2006

No operating revenues were generated during the three months ended December 31, 2007 and December 31, 2006. Operating expenses increased by $19,188 to $20,460 for the three months ended December 31, 2007. The increased operating expenses resulted principally from increased professional fees paid in 2007 as compared with 2006. The Company's net loss increased by $17,992 to $20,460 for the three months ended December 31, 2007 compared to $2,468 for the three months ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $18,829, compared to $6,492 at December 31, 2006. Our decreased cash balance as of December 31, 2007 is largely attributable to the lack of revenues while facing capital demands to meet general and administrative expenses, including accounting, legal and audit fees in connection with maintaining our public status as we search for business opportunities. During the period, we also paid $14,374 in fees and expenses to a merchant bank that we hired to identify and evaluate potential acquisitions by us.

Proceeds from private offerings, loans and/or revenues will be needed for us to survive as a going concern for the next 12 months.  However, there can be no assurance whatsoever that any such proceeds from private offerings, loans and/or revenues will be available to us, and at the present time we have no commitments from any person or entity to fund our ongoing operations which are unprofitable.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        The Company currently is not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any of our securities during the three month period ended December 31, 2007.

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

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACQUIRED SALES CORP.

Dated:  February 14, 2008

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs,
(Principal Financial Officer)