Form 10-Q
period 2008-03-31
Acquired Sales CORP
filed 2008-05-15
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52102

Acquired Sales Corp.

(Exact name of registrant as specified in its charter)

Nevada	87-40479286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

31 N. Suffolk Lane, Lake Forest, Illinois 60045

(Address of principal executive offices)

(847) 404-1964

(Registrant’s telephone number, including area code)

No change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐ .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of May 14, 2008.

ACQUIRED SALES CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	4

	Unaudited Condensed Balance Sheets, March 31, 2008 and September 30, 2007	5

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended March 31, 2008 and 2007, and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through March 31, 2008	6

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended March 31, 2008 and 2007 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through March 31, 2008	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended September 30, 2007.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	March 31,	September 30,
	2008	2007

Assets:
Current Assets:
Cash	$8,415	$23,933
Prepaid expense	-	14,374
Total Assets	$8,415	$38,307

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$3,111	$3,681
Total Current Liabilities	3,111	3,681

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(77,345)	(48,023)
Total Stockholders' Equity	5,304	34,626
Total Liabilities and Stockholders' Equity:	$8,415	$38,307

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

					For the Period
					May 27, 2004
					(Date of Inception
	For the Three Months Ended		For the Six Months Ended		of the Development
	March 31,		March 31,		Stage) through
	2008	2007	2008	2007	March 31, 2008

Expenses:
General and
administrative	$8,862	$2,360	$29,322	$3,632	$(131,658)
Waiver of tax
liability penalty	-	-	-	-	60,364
Interest	-	-	-	1,196	(6,051)
Net Loss	$(8,862)	$(2,360)	$(29,322)	$(4,828)	$(77,345)

Basic and diluted
loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted
weighted average
common shares
outstanding	5,832,482	4,665,985	5,832,482	4,665,985

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the Period
			May 27, 2004
			(Date of Inception
	For the Six Months Ended		of the Development
	March 31,		Stage) through
	2008	2007	March 31, 2008

Cash Flows from Operating Activities:
Net loss	$(29,322)	$(4,828)	$(77,345)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Issuances of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expenses	14,374	-	-
Accounts payable	(570)	(5,483)	3,111
Payable to officer	-	230	-
Payroll tax penalties and accrued interest	-	(1,842)	(69,151)
Accrued interest on note payable	-	438	-
Net Cash Used by Operating Activities	(15,518)	(11,485)	(131,395)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	-	100,000	195,000
Payment of principal on note payable to
related party	-	(95,000)	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	-	5,000	139,810

Net Increase (Decrease) in Cash	(15,518)	(6,485)	8,415
Cash at Beginning of Period	23,933	6,492	-

Cash at End of Period	$8,415	$7	$8,415

Supplemental Schedule of Noncash Investing
and Financing Transactions:
Conversion of $100,000 note payable to related
party into 1,166,497 shares of common stock	$-	$-	$100,000

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.

(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Acquired Sales Corp. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2007 included in the Company’s Form 10-KSB report.

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Note 2: Organization and Summary of Significant Accounting Policies

The Company was incorporated under the laws of the State of Nevada on January 2, 1986. In August 2001, the Company ceased all of its prior operations and remained dormant from then until May 27, 2004 when it began new development stage activities.

Development stage enterprise – The Company is a development stage enterprise and has not engaged in any operations that have generated any revenue. The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to enter into a reverse acquisition with an operating entity.

Use of estimates – These unaudited condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require that Management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues (if any occur in the future) and expenses. Actual results could differ from those estimates or assumptions.

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares, if the exercise of outstanding warrants had occurred. There were 175,000 warrants and no warrants outstanding at March 31, 2008 and 2007, respectively that were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 2007, the Company realized a gain as a result of the forgiveness of an accrued liability and received proceeds from the issuance of a note payable to a related party that was converted into common stock in the amount of $100,000; however, no revenue was generated from operations. During six months ended March 31, 2008, the Company suffered a loss of 29,322 and had a net decrease in cash and a use of cash by operating activities of $15,518. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on Management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on Management being willing to continue to serve without monetary remunerations.

Note 3 – Letter agreement and warrants

Effective as of August 2007, the Company entered into a Letter Agreement with a private merchant bank to provide certain services related to the identification, evaluation and financing of potential acquisitions by the Company. Pursuant to the Letter Agreement, which terminated on December 31, 2007, the Company paid on August 2, 2007, a one-time $20,000 fee and prepaid accountable expenses of $10,000. During the three months ended December 31, 2007, the remaining $12,000 one-time fee and $2,374 of the accountable expenses were charged to expense. In addition, the Company issued warrants exercisable for 175,000 shares of common stock at $0.10 per share. The Company valued these warrants at $11,970 using the Black-Scholes option pricing model and charged this amount to expense during the year ended September 31, 2007. Under certain conditions and events, the Company may become obligated to make additional cash payments of six percent of the gross proceeds of an equity investment, three percent of the gross proceeds of a debt investment received by the Company and two percent of the consideration received by the Company as a transactional fee. The Company may also be required to issue additional warrants exercisable at the same price as shares being issued in an equity investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Acquired Sales Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

We were organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. We have had no material operations in the past three years.

We propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. As of the date hereof, we have no business opportunities or ventures under contemplation for acquisition or merger. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company is currently operating as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $8,415 comprised exclusively of cash. This compares with assets of $38,307, comprised of $23,933 in cash and $14,374 in prepaid expenses, as of September 30, 2007. The Company’s current liabilities as of March 31, 2008 totaled $3,111. This compares to the Company’s current liabilities as of September 30, 2007 of $3,681. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2008	Cumulative Period From May 27, 2004 (Inception of Developmental Stage) to March 31, 2008

Net cash (used) in operating activities	$(15,518)	$(131,395)
Net cash (used) in investing activities	$0	$0
Net cash (used) provided by financing activities	$0	$139,810
Net increase (decrease) in cash and cash equivalents	$(15,518)	$8,415

The Company has only cash assets and has generated no revenues since inception of its new developmental stage. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception of its new developmental stage, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 27, 2004 (Date of Inception of the Development Stage) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of $(8,862), comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 in January of 2008. This compares with a net loss of $(2,360) for the three months ending March 31, 2007, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s SEC reports.

For the cumulative period from May 27, 2004 (Date of Inception of the Development Stage) to March 31, 2008, the Company had a net loss of $(77,345), comprised exclusively of merchant banking fees, financing costs and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in March of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits required by Item 601 of Regulation S-K.

(a)

Exhibits (filed with this report unless indicated below)

Exhibit 3.1*

Articles of Incorporation Dated December 12, 1985

Exhibit 3.2*

Amended Articles of Incorporation Dated July 1992

Exhibit 3.3*

Amended Articles of Invorporation Dated November 1996

Exhibit 3.4*

Amended Articles of Incorporation Dated June 1999

Exhibit 3.5*

Amended Articles of Incorporation Dated January 25, 2006

Exhibit 3.6*

Amended Bylaws

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

Exhibit 32.1

Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on March 23, 2007, and incorporated herein by this reference.

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACQUIRED SALES CORP.

Dated:  May 14, 2008

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs,

(Principal Financial Officer)