Form 10-Q
period 2008-06-30
Acquired Sales CORP
filed 2008-08-14
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer O	Accelerated filer O
Non-accelerated filer O	Smaller reporting company X
(Do not check if a smaller reporting company) O

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X    No O.

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o No o.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of August 12, 2008.

ii

ACQUIRED SALES CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Unaudited Condensed Balance Sheets, June 30, 2008 and September 30, 2007	2

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended June 30, 2008 and 2007, and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2008	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2008 and 2007 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2008	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

iii

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

The results for the period ended June 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended September 30, 2007.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	June 30,	September 30,
	2008	2007

Assets:
Current Assets:
Cash	$4,759	$23,933
Prepaid expense	12	14,374
Total Assets	$4,771	$38,307

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$1,614	$3,681
Total Current Liabilities	1,614	3,681

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(79,492)	(48,023)
Total Stockholders' Equity	3,157	34,626
Total Liabilities and Stockholders' Equity	$4,771	$38,307

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

					For the Period
					May 27, 2004
					(Date of Inception
	For the Three Months Ended		For the Nine Months Ended		of the Development
	June 30,		June 30,		Stage) through
	2008	2007	2008	2007	June 30, 2008
Expenses:
General and administrative	$(2,147)	$(22,658)	$(31,469)	$(27,540)	$(133,805)
Waiver of tax liability penalty	-	-	-	-	60,364
Interest	-	-	-	(1,196)	(6,051)
Net Loss	$(2,147)	$(22,658)	$(31,469)	$(28,736)	$(79,492)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	5,832,482	4,665,985	5,832,482	4,665,985

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the Period
			May 27, 2004
			(Date of Inception of the
	For the Nine Months Ended		Development Stage)
	June 30,		through
	2008	2007	June 30, 2008

Cash Flows from Operating Activities:
Net loss	$(31,469)	$(28,736)	$(79,492)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-	-	(60,364)
Issuances of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expenses	14,362	-	(12)
Accounts payable	(2,067)	15,050	1,614
Payable to officer	-	230	-
Payroll tax penalties and accrued interest	-	(1,792)	(8,787)
Accrued interest on note payable	-	438	-
Net Cash Used by Operating Activities	(19,174)	(14,810)	(135,051)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to related party	-	100,000	195,000
Payment of principal on note payable to related party	-	-	(95,000)
	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	-	100,000	139,810

Net Increase (Decrease) in Cash	(19,174)	85,190	4,759
Cash at Beginning of Period	23,933	6,492	-

Cash at End of Period	$4,759	$91,682	$4,759

Suplemental Schedule of Noncash Investing
and Financing Transactions:
Conversion of $100,000 note payable to related party
into 1,166,497 shares of common stock	$-	$-	$100,000

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2008 or for any other period.

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

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares, if the exercise of outstanding warrants had occurred. There were 175,000 warrants and no warrants outstanding at June 30, 2008 and 2007, respectively, that were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 2007, the Company realized a gain as a result of the forgiveness of an accrued liability and received proceeds from the issuance of a note payable to a related party that was converted into common stock in the amount of $100,000; however, no revenue was generated from operations. During the nine months ended June 30, 2008, the Company suffered a loss of $31,424 and had a net decrease in cash and a use of cash by operating activities of $19,129. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on Management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on Management being willing to continue to serve without monetary remunerations.

Acquired Sales Corp.
(a development stage enterprise)
Notes to Unaudited Condensed Financial Statements (continued)

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $4,771 comprised nearly exclusively of cash. This compares with assets of $38,307, comprised of $23,933 in cash and $14,374 in prepaid expenses, as of September 30, 2007. The Company’s current liabilities as of June 30, 2008 totaled $1,614. This compares to the Company’s current liabilities as of September 30, 2007 of $3,681. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended June 30, 2008	Cumulative Period From May 27, 2004 (Inception of Developmental Stage) to June 30, 2008

Net cash (used) in operating activities	$(19,174)	$(135,051)
Net cash (used) in investing activities	$0	$0
Net cash (used) provided by financing activities	$0	$139,810
Net increase (decrease) in cash and cash equivalents	$(19,174)	$4,759

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

Results of Operations

The Company has not conducted any active operations since inception of its new developmental stage, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 27, 2004 (Inception of its new developmental stage) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending June 30, 2008, the Company had a net loss of $(2,147), comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 in January of 2008. This compares with a net loss of $(22,658) for the three months ending June 30, 2007, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s SEC reports.

For the cumulative period from May 27, 2004 (Inception of new developmental stage) to June 30, 2008, the Company had a net loss of $(79,492), comprised exclusively of merchant banking fees, financing costs and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in March of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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
(a) Exhibits (filed with this report unless indicated below

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
*Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on March 23, 2007, and incorporated herein by this reference.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACQUIRED SALES CORP.

Dated:  August 12, 2008

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs,
(Principal Financial Officer)