Form 10-K
period 2008-09-30
Acquired Sales CORP
filed 2008-12-30
CIK 1391135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2008
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

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company x.
(Do not check if a smaller reporting company)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes    No  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [x]

The issuer had no revenues for the year ended September 30, 2008.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the Pink Sheets on December 29, 2008 was $1,458,120. The voting stock held by non-affiliates on that date consisted of 4,065,985 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of December 30, 2008:
Common Stock: 5,832,482
Preferred Stock: 0

•
We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives. We have entered into a new development stage and have not generated any revenue during this time. During the year ended September 30, 2007, we offset a $60,364 waiver of tax liability penalty against general and administrative expenses. Therefore, our ability to begin new operations is dependent upon raising money and acquiring an operating company. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objectives, which are to raise money and acquire one or more domestic and/ or foreign operating businesses, possibly in the technology sector. We will not generate any revenues until, at the earliest, if at all, after the consummation of a business combination. We cannot assure you that we can raise the money needed to consummate a business combination. We cannot assure you as to when, or if, a business combination will occur. If we are unable to successfully achieve our business objectives, our company and our stock price would be negatively impacted.

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

•
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our officers and directors, which may raise potential conflicts of interest. We may decide to acquire one or more businesses affiliated with our officers and directors. Despite our agreement to obtain an opinion from an unaffiliated, independent investment banking firm, which is a member of FINRA, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our officers and directors if our board of directors is unable to independently determine that the target business or businesses have sufficient fair market value, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as it might have been absent any conflicts of interest. This could have a negative impact on our company and our stock price.

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

In a so-called “due diligence investigation”, we intend to obtain and review materials regarding the business opportunity. Typically such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding our prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise.

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

We are currently insolvent. We have very little cash on hand and our payables are greater than our cash on hand. We have no income generating ability and are therefore reliant on raising money from loans or stock sales. These conditions raise substantial doubt about our ability to continue as a going concern. Nevertheless, our financial statements are presented on the assumption that we will continue as a going concern.

Business Acquisition

        The structure of our participation in a business opportunity or venture will be situational. We may structure our acquisitions as an asset purchase, merger, or an acquisition of securities. It is likely that the anticipated value of the business and/or assets that we acquire relative to the current value of our securities will result in the issuance of a relatively large number of shares and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. Moreover, our present management and shareholders may not have control of a majority of our voting shares following a business acquisition or other reorganization transaction. It is possible that the shareholders of the acquired entity will gain control of our voting stock and our directors may resign and new directors may be appointed without any vote by the shareholders. Those directors are entitled to replace our officers without stockholder vote.

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

Reports to Security Holders.

       Acquired Sales is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Acquired Sales files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that- contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information; Re-sale.

           Acquired Sales’ common stock is listed for trading on the Pink Sheets under the symbol AQSP, but has limited trading for the past several years. Approximately 1,166,497 unregistered shares of common stock were issued by Acquired Sales when it had no significant operations. On December 6, 2008, the Securities and Exchange Commission issued its final revised regulations amending Rule 144 and Rule 145 under the Securities Act of 1933, as amended. Under the amendments, 144 is available for the resale of restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or an issuer that has been at any time previously a reporting or non-reporting shell company, only if the following conditions are met:

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

     (b)  Holders.

           As of December 30, 2008, a total of 5,832,482 shares of Acquired Sales’ common stock were outstanding and there were 217 holders of record of Acquired Sales’ common stock. In addition to our outstanding common stock, on September 30, 2007, Company issued warrants exercisable for 175,000 shares of common stock at $0.10 per share. These warrants have not been issued into shares of common stock, but may be exercised at any time in the sole discretion of the holder.

     (c)  Dividend Policy.

           Acquired Sales has not paid any dividends since it is inception. Acquired Sales currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the Year Ended September 30, 2008 compared with Period Ended September 30, 2007

           During the year ended September 30, 2008, we had no revenue, had a net loss of $34,706, and used $23,263 of cash in our operating activities. Our operating expenses decreased by $13,905 from $48,611 for the year ended September 30, 2007. The decreased operating expenses resulted principally from decreased professional fees paid in 2008 as compared with 2007. We had a net loss for the year ended September 30, 2008 of $34,706 compared to a net loss of $217 in 2007. Our modest net loss for the year ended September 30, 2007 was a relative anomaly solely due to the requirement that the IRS’s waiver of tax penalty be deemed income. We returned to our typical net loss range in 2008 due to the absence of waiver of tax penalty being deemed income.

           We intend to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. We may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Liquidity and Capital Resources

           As of September 30, 2008, we had cash on hand of $670, compared to cash on hand of $23,933 at September 30, 2007. In addition, at September 30, 2008 accounts payable amounted to $750 despite our cash balance of $670. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to meet our ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, we are dependent on management being willing to continue to serve without monetary remunerations.

ITEM 7.       FINANCIAL STATEMENTS

ACQUIRED SALES CORP.
(a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

September 30, 2008 and 2007

F

ACQUIRED SALES CORP.
(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets, September 30, 2008 and 2007	F-2
Statements of Operations for the years ended September 30, 2008 and 2007 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2008	F-3
Statements of Stockholders’ Equity (Deficit) for the Period from May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2006, and for the
Years Ended September 30, 2007and 2008

F-4
Statements of Cash Flows for the years ended September 30, 2008 and 2007 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2008	F-5
Notes to Financial Statements	F-6

F

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corp.

We have audited the accompanying balance sheets of Acquired Sales Corp. (a development stage enterprise) as of September 30, 2008 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and 2007 and for the cumulative period from May 27, 2004 (date of inception of the development stage) through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquired Sales Corp. as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the cumulative period from May 27, 2004 (date of inception of the development stage) through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and during the years ended September 30, 2008 and 2007, it incurred losses from operations and had negative cash flows from operating activities. As of September 30, 2008, the Company had not generated any revenue from operations since the date of inception of the development stage. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                                       HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
December 23, 2008

ACQUIRED SALES CORP.
(a development stage enterprise)
Balance Sheets

	September 30,
	2008	2007
ASSETS
Current Assets:
Cash	$670	$23,933
Prepaid expense	-	14,374
TOTAL ASSETS	$670	$38,307

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$750	$3,681
Total Current Liabilities	750	3,681

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(82,729)	(48,023)
Total Stockholders' Equity (Deficit)	(80)	34,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$670	$38,307

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Operations

			For the period
			May 27, 2004
			(Date of Inception
	For the Years Ended		of the Development
	September 30,		Stage) through
	2008	2007	September 30, 2008

Expenses:
General and administrative	$(34,606)	$(60,581)	$(136,942)
Waiver of tax liability penalty	-	60,364	60,364
Interest	(100)	-	(6,151)
Net Loss	$(34,706)	$(217)	$(82,729)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	5,832,482	4,883,305

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Stockholders' Equity (Deficit)
for the Period from May 27, 2004 (Date of Inception of the Development Stage)
through September 30, 2006, and for the Years Ended September 30, 2007, and 2008

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to the	During the	Stockholders'
	Common Stock		Paid-in	Development	Development	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, May 27, 2004 (Date of
Inception of the Development
Stage)	684,990	$685	$(685)	$(69,151)	$-	$(69,151)
Common stock issued for cash,
May 2004, $0.001 per share	4,000,000	4,000	36,000	-	-	40,000
Common stock redeemed for
cash, May 2004, $0.001
per share	(19,005)	(19)	(171)	-	-	(190)
Capital contributed by officer,
September 30, 2004	-	-	20	-	-	20
Net loss	-	-	-	-	(47,806)	(47,806)

Balance, September 30, 2006	4,665,985	4,666	35,164	(69,151)	(47,806)	(77,127)
Conversion of note payable to
related party into common stock
July 2007, $0.086 per share	1,166,497	1,167	98,833	-	-	100,000
Issuance of 175,000 warrants
for services, August 2007,	-	-	11,970	-	-	11,970
$0.068 per warrant
Net loss	-	-	-	-	(217)	(217)

Balance, September 30, 2007	5,832,482	5,833	145,967	(69,151)	(48,023)	34,626
Net loss	-	-	-	-	(34,706)	(34,706)

Balance, September 30, 2008	5,832,482	$5,833	$145,967	$(69,151)	$(82,729)	$(80)

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Years Ended		of the Development
	September 30,		Stage) through
	2008	2007	September 30, 2008

Cash Flows from Operating Activities:
Net loss	$(34,706)	$(217)	$(82,729)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-	(60,364)	(60,364)
Issuance of warrants for services	-	11,970	11,970
Changes in assets and liabilities:
Prepaid expense	14,374	(14,374)	-
Accounts payable	(2,931)	(4,736)	750
Payroll tax penalties and accrued interest	-	(14,838)	(8,787)
Net Cash Used by Operating Activities	(23,263)	(82,559)	(139,140)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	-	195,000	195,000
Payment of principal on note payable to
related party	-	(95,000)	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	-	100,000	139,810

Net Increase (Decrease) in Cash	(23,263)	17,441	670
Cash at beginning of period	23,933	6,492	-

Cash at End of Period	$670	$23,933	$670

Supplemental Cash Flow Information
Cash paid for interest	$100	$-

Supplemental Schedule of Noncash Investing
and Financing Transactions
Conversion of $100,000 note payable to related
party into 1,166,497 shares of common stock	$-	$100,000

See accompanying notes to the financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Notes to Financial Statements

Note 1 – Organization and Summary of Significant Accounting Policies

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

Use of estimates – These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares.  There were 175,000 warrants outstanding at September 30, 2008 and 2007 that were excluded from the calculation of diluted loss per share as their effect was anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles generally accepted n the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 2008, the Company had no revenue, had a net loss of $34,706, and used $23,263 of cash in its operating activities. At September 30, 2008 accounts payable amounted to $750 with a cash balance of $670. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on management being willing to continue to serve without monetary remunerations.

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

Note 4 – Letter agreement and warrants

Effective as of August 2007, the Company entered into a Letter Agreement with a private merchant bank to provide certain services related to the identification, evaluation and financing of potential acquisitions by the Company. Pursuant to the Letter Agreement, the merchant fulfilled their obligation to provide services on December 31, 2007.   Under the terms of the agreement, the Company paid a one-time $20,000 fee and prepaid accountable expenses of $10,000. At September 30, 2007, the Company had charged to expense $8,000 of the one-time fee and $7,626 of the accountable expenses. Thus, at September 30, 2007, the Company’s prepaid expense of $14,374 is comprised of the unused portion of these two items. In addition, the Company issued warrants exercisable for 175,000 shares of common stock at $0.10 per share. The Company valued these warrants at August 2007 at $11,970 using the Black-Scholes option pricing model with the following assumptions: 150% volatility; risk free interest rate of 6.25%; 0% yield; and 3.0 year estimated life and charged this amount to expense. There have not been any changes since these warrants were valued that would cause the Company to revalue them. Under certain conditions and events, the Company may become obligated to make additional cash payments of six percent of the gross proceeds of an equity investment and three percent of the gross proceeds of a debt investment received by the Company and two percent of the consideration received by the Company as a transactional fee. The Company may also be required to issue additional warrants exercisable at the same price as shares being issued in an equity investment.   The intrinsic value of the warrants at September 30, 2008 was $35,000 based on a share price of $0.30 on October 1, 2008.

Note 5 – Income Taxes

At September 30, 2008, the Company had $70,759 of operating loss carryforwards that expire if unused from 2025 through 2028. Use of the loss carryforwards in the future will be limited due to changes of ownership of the Company. The components of the provision for income taxes were as follows:

The net deferred income tax asset at September 30, 2008 and 2007 consisted of the following:

	2008	2007
Warrants outstanding	$4,465	$4,465
Operating loss carryforwards	26,394	13,448
Total deferred tax assets	30,859	17,913
Less: Valuation allowance	(30,859)	(17,913)
Net Deferred Tax Asset	$-	$-

Following is a reconciliation of income taxes calculated at the federal statutory rates to the actual income tax provision:

	2008	2007
Federal income tax benefit at statutory rate of 34%	$(11,800)	$(74)
State income tax benefit, net of federal effect	(1,146)	(8)
Change in valuation allowance	12,946	82

Provision for income taxes	$-	$-

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

           We have endeavored to design our Disclosure Controls and Procedures and Internal Controls Over Financial Reporting to provide reasonable assurances that their objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, no assurances can be made that our control system will detect every error or instance of fraudulent conduct, which could have a material adverse impact on our results of operations or financial condition.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer acting as principal executive and financial officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer acting as principal executive and financial officer has concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer acting as principal executive and financial officer by others within the Company, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective. There were no changes to our Internal Controls Over Financial Reporting during the year ended September 30, 2008 that has materially affected or is reasonably likely to materially affect our Internal Controls Over Financial Reporting.

ITEM 8B.  OTHER INFORMATION

           None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our current Directors and Executive Officers as of December 30, 2008. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.

Name	Age	Position

Gerard M. Jacobs	53	Chairman, chief executive officer, president, secretary, treasurer

Joshua A. Bloom, M.D.	52	Director

Roger S. Greene	53	Director

James S. Jacobs, MD	54	Director

Michael D. McCaffrey	62	Director

Richard E. Morrissy	54	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office. We  have an audit, nominating and compensation committee consisting of Roger Greene, Michael D. McCaffrey, Joshua A. Bloom and Richard E. Morrissy as members of each. We have not adopted a Code of Ethics or an Audit Committee charter.

Gerard M. Jacobs, chairman of the board of directors, chief executive officer, president, secretary, treasurer, age 53, has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its CEO and member of its board of directors until 2006. Under Mr. Jacobs' guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made a number of acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Kowabunga! and its common stock is currently traded under the American Stock Exchange symbol KOW."

He received a law degree from the University of Chicago Law School, in 1978; and an A.B from Harvard College, in 1976 where he was elected to Phi Beta Kappa. Mr. Jacobs’ brother James Jacobs is also a member of the board of directors of Acquired Sales.

Joshua A. Bloom, M.D., member of the board of directors, age 52, has been a practicing physician in Kenosha Wisconsin since completion of his training in 1988.  He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in practice at the same address from 1988 to 1995.

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

Roger S. Greene, member of the board of directors, age 53, is the Managing Director and co-founder of Stanmore Capital Partners, LLC, a merchant banking firm that focuses upon the acquisition of small cash flow positive private companies, primarily in the health care services business. He is also owner and CEO of Marquette Advisors, Inc., a firm that provides consulting in the same areas. Projects have included a roll up of sleep diagnostic centers, acquisitions of companies in the blood plasma collection business and specialty medical education field. Previously, he has worked with Brazos Fund and Lone Star Fund as general counsel. For Lone Star, Mr. Greene was responsible for negotiation and structuring of asset acquisitions from foreign entities. Prior to that time, he also worked on resolution and management of the assets of American Savings and Loan Association after the acquisition of American Savings Bank by the Robert M. Bass Group. Mr. Greene has also acted as a principal in real estate and operating company acquisitions. Mr. Greene resides in California.

James S. Jacobs, MD, member of the board of directors, age 54 is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado.

Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, member of the board of directors, age 62, is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, member of the board of directors, age 54, is the Senior Research Specialist and project coordinator in the Pharmaceutical Sciences, School of Pharmacy, University of Illinois at Chicago. Mr. Morrissy is a project coordinator for the School of Pharmacy.  His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization.

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

He received a B.A. in History from Western Illinois University in 1976.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2008, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph:

L. Dee Hall, a beneficial owner of over 10% of our shares outstanding, has not filed a Form 3.

ITEM 10.  EXECUTIVE COMPENSATION

           None of our executive officers or directors currently receive compensation in excess of $100,000 per year, nor do any currently receive stock options, stock grants or any other form of non-cash remuneration and none currently receive any compensation.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

           There were no executive officers' unexercised options at September 30, 2008. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended September 30, 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth the common stock ownership of (i) each person known by Acquired Sales to be the beneficial owner of five percent or more of Acquired Sales’ common stock  as of December 30, 2008. All ownership is of record and beneficial. None of our officers or members of our board of directors hold any stock.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Not Applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits and Reports on Form 8-K.

a.	Exhibits (filed with this report unless indicated below)

Exhibit 31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

           The Board of Directors has appointed Hansen, Barnett & Maxwell, P.C., as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending September 30, 2008.

           Audit Fees. Fees for audit services totaled $5,646 in 2008 and $8,062 in 2007, including fees associated with the annual audit, the review of our quarterly reports on Form 10-QSB, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

           Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2008 and $0 in 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 30, 2008.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)