Form 10-Q
period 2008-12-31
Acquired Sales CORP
filed 2009-02-17
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51230

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of February 13, 2009.

ii

ACQUIRED SALES CORP.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	F-1

	Unaudited Condensed Balance Sheets, December 31, 2008 and September 30, 2008	F-2

Unaudited Condensed Statements of Operations for the Three Months Ended December 31, 2008 and 2007 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through December 31, 2008
		F-3

Unaudited Condensed Statements of Cash Flows for the Three Months Ended December 31, 2008 and 2007 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through December 31, 2008
		F-4

	Notes to Unaudited Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4T.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 1A.	Risk Factors	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

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

The results for the period ended December 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2008.

ACQUIRED SALES CORP.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	December 31,	September 30,
	2008	2008
ASSETS
Current Assets:
Cash	$109	$670
TOTAL ASSETS	$109	$670

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$6,025	$750
Total Current Liabilities	6,025	750

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(88,565)	(82,729)
Total Stockholders' Deficit	(5,916)	(80)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$109	$670

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

			For the period
			May 27, 2004
			(Date of Inception
	For the Three Months Ended		of the Development
	December 31,		Stage) through
	2008	2007	December 31, 2008

Expenses:
General and administrative	$(5,836)	$(20,460)	$(142,778)
Waiver of tax liability penalty	-	-	60,364
Interest	-	-	(6,151)
Net Loss	$(5,836)	$(20,460)	$(88,565)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	5,832,482	5,832,482

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Three Months Ended		of the Development
	December 31,		Stage) through
	2008	2007	December 31, 2008

Cash Flows from Operating Activities:
Net loss	$(5,836)	$(20,460)	$(88,565)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-	-	(60,364)
Issuance of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expense	-	14,249	-
Accounts payable	5,275	1,108	6,025
Payroll tax penalties and accrued interest	-	-	(8,787)
Net Cash Used by Operating Activities	(561)	(5,103)	(139,701)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	-	-	195,000
Payment of principal on note payable to
related party	-	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	-	-	139,810

Net Increase (Decrease) in Cash	(561)	(5,103)	109
Cash at beginning of period	670	23,932	-

Cash at End of Period	$109	$18,829	$109

See accompanying notes to the financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Notes to Unaudited Condensed Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Acquired Sales Corp. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2008 included in the Company’s Form 10-K report.

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009 or for any other period.

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

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares, if the exercise of outstanding warrants had occurred. There were 175,000 warrants and no warrants outstanding at December 31, 2008 and 2007, respectively that were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended December 31, 2008, the Company suffered a net loss of $5,836 and had a net decrease in cash of $561. At December 31, 2008, the Company’s accounts payable exceeded its cash position by $5,916 (See Note 4). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on Management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on Management being willing to continue to serve without monetary remunerations.

Acquired Sales Corp.
(a development stage enterprise)
Notes to Unaudited Condensed Financial Statements (continued)

Note 3 – Letter Agreement and Warrants

Effective as of August 2007, the Company entered into a Letter Agreement with a private merchant bank to provide certain services related to the identification, evaluation and financing of potential acquisitions by the Company. Pursuant to the Letter Agreement, which terminated on December 31, 2007, the Company paid on August 2, 2007, a one-time $20,000 fee and prepaid accountable expenses of $10,000. During the three months ended December 31, 2007, the remaining $12,000 one-time fee and $2,374 of the accountable expenses were charged to expense. In addition, the Company issued warrants exercisable for 175,000 shares of common stock at $0.10 per share. The Company valued these warrants at $11,970 using the Black-Scholes option pricing model and charged this amount to expense during the year ended September 30, 2007. Under certain conditions and events, the Company may become obligated to make additional cash payments of six percent of the gross proceeds of an equity investment, three percent of the gross proceeds of a debt investment received by the Company and two percent of the consideration received by the Company as a transactional fee. The Company may also be required to issue additional warrants exercisable at the same price as shares being issued in an equity investment.

Note 4 – Subsequent Event

On January 30, 2009 the Company entered into a promissory note for $10,000, due on demand bearing interest at 10% per annum with a related party.

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

Description of Business

We were organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. We have had no material operations in the past five years.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $109 comprised exclusively of cash. This compares with assets of $670 comprised exclusively of cash as of September 30, 2008. The Company’s current liabilities as of December 31, 2008 totaled $6,025. This compares to the Company’s current liabilities as of September 30, 2008 of $750. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended December 31, 2008	Cumulative Period From May 27, 2004 (Inception of Developmental Stage) to December 31, 2008

Net cash (used) in operating activities	$(561)	$(139,701)
Net cash (used) in investing activities	$0	$0
Net cash (used) provided by financing activities	$0	$139,810
Net increase (decrease) in cash and cash equivalents	$(561)	$109

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

Results of Operations

The Company has not conducted any active operations since inception of its new developmental stage, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 27, 2004 (Inception of its new developmental stage) to December 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending December 31, 2008, the Company had a net loss of $(5,836), comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. This compares with a net loss of $(20,460) for the three months ending December 31, 2007, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s SEC reports and in its efforts to acquire an operating business entity. During the three months ended December 31, 2007, the Company incurred costs related to a Letter Agreement as disclosed in Note 3 to the financial statements. The Company did not have expenses relating to the Letter Agreement or any other agreement during the three months ended December 31, 2008.

For the cumulative period from May 27, 2004 (Inception of new developmental stage) to December 31, 2008, the Company had a net loss of $(88,565), comprised exclusively of merchant banking fees incurred in an attempt to locate an acquisition candidate,  financing costs and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in March of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K, respectively.

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Exhibit 3.3*                                Amended Articles of Incorporation Dated November 1996

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

No reports on Form 8-K were filed by the Company during the three months ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACQUIRED SALES CORP.

Dated:  February 15, 2009

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs,
(Principal Financial Officer)