Form 10-Q
period 2009-03-31
Acquired Sales CORP
filed 2009-05-15
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52102

Acquired Sales Corp.
(Exact name of registrant as specified in its charter)

Nevada	87-40479286
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

31 N. Suffolk Lane, Lake Forest, Illinois 60045
(Address of principal executive offices)

(847) 404-1964
(Registrant’s telephone number, including area code)

No change

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 'No †.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting
Filer ☐		(Do not check if a	Company ☒
smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of May 15, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐.

ACQUIRED SALES CORP.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:
Item 1.	Condensed Financial Statements (unaudited):
	Condensed Balance Sheets as of March 31, 2009 and September 30, 2008	F-1
	Unaudited Condensed Statements of Operations for the Three and Six Months
	Ended March 31, 2009 and 2008, and for the Period from May 27, 2004 (Date of
	Inception of the Development Stage) through March 31, 2009	F-2
	Unaudited Condensed Statements of Cash Flows for the Six Months	F-3
	Ended March 31, 2009 and 2008 and for the Period from May 27, 2004 (Date of
	Inception of the Development Stage) through March 31, 2009
	Notes to Condensed Financial Statements	F-4 – F-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	1
	Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4A(T).	Controls and Procedures	3

PART II – OTHER INFORMATION:
Item 1.	Legal Proceedings	3
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 3.	Defaults Upon Senior Securities	3
Item 4.	Submission of Matters to a Vote of Security Holders	3
Item 5.	Other Information	3
Item 6.	Exhibits	4
Signatures		5

Item 1. Financial Statements

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

     The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2008.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	March 31,	September 30,
	2009	2008

Assets:
Current Assets:
Cash	$2,169	$670
Pre-paid expense	144	-
Total Assets	$2,313	$670

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$-	$750
Note and accrued interest payable to related party	10,008	-
Total Current Liabilities	10,008	750

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(90,344)	(82,729)
Total Stockholders' Equity	(7,695)	(80)
Total Liabilities and Stockholders' Equity:	$2,313	$670

See accompanying notes to the condensed financial statements.
F-2

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

					For the period
					May 27, 2004
					(Date of Inception
	For the Three Months Ended		For the Six Months Ended		of the Development
	March 31,		March 31,		Stage) through
	2009	2008	2009	2008	March 31, 2009

Expenses:
General and
administrative	$(1,613)	$(8,862)	$(7,449)	$(29,322)	$(144,391)
Waiver of tax
liability penalty	-	-	-	-	60,364
Interest	(166)		(166)	-	(6,317)
Net Loss	$(1,779)	$(8,862)	$(7,615)	$(29,322)	$(90,344)

Basic and diluted
loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted
weighted average
common shares
outstanding	5,832,482	5,832,482	5,832,482	5,832,482

See accompanying notes to the condensed financial statements.
F -3

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Six Months Ended		of the Development
	March 31,		Stage) through
	2009	2008	March 31, 2009

Cash Flows from Operating Activities:
Net loss	$(7,615)	$(29,322)	$(90,344)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Issuances of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expenses	(144)	14,374	(144)
Accounts payable	(750)	(570)	-
Payable to officer	-	-	-
Payroll tax penalties and accrued interest	-	-	(69,151)
Accrued interest on note payable	8	-	8
Net Cash Used by Operating Activities	(8,501)	(15,518)	(147,641)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	10,000	-	205,000
Payment of principal on note payable to
related party	-	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	10,000	-	149,810

Net Increase (Decrease) in Cash	1,499	(15,518)	2,169
Cash at Beginning of Period	670	23,933	-

Cash at End of Period	$2,169	$8,415	$2,169

Supplemental Information
Cash paid for interest	$166	-

See accompanying notes to the condensed financial statements.
F -4

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009 or for any other period.

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

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares, if the exercise of outstanding warrants had occurred. There were 175,000 warrants outstanding at March 31, 2009 and September 30, 2008 that were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the six months ended March 31, 2009, the Company suffered a net loss of $7,615. The Company was able to pay its obligation as a result of proceeds received from the issuance of a note payable to a related party, of $10,000. Nevertheless, the Company has not been able to generate any revenue from operating activities which consequently raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on Management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on Management being willing to continue to serve without monetary remunerations.

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

Note 4 – Note Payable to Related Party

On January 30, 2009 the Company entered into a promissory note for $10,000, due on demand and bearing interest at 10% per annum with a related party. A total of $85 of interest has accrued on this note of which $8 remains unpaid.

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

     The Company is presently operating as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

     For the three months ending March 31, 2009, the Company had no activities that produced revenues from operations.

     For the three months ending March 31, 2009, the Company had no revenues and incurred general and administrative expenses of $1,613.

     For the period from inception of our new developmental stage (May 27, 2004) through March 31, 2009, the Company had no activities that produced revenues from operations and has had a net loss of $(144,391) since inception of its new developmental stage and $(1,613) in the three months ended March 31, 2009. These losses are primarily due to legal, accounting, audit and other professional service fees incurred in relation to corporate governance and SEC-related compliance matters.

Liquidity and Capital Resources

     As of March 31, 2009, the Company had assets equal to $2,169 comprised exclusively of cash. The Company had current liabilities of $10,008 as of March 31, 2009. On January 30, 2009 the Company entered into a promissory note for $10,000, due on demand and bearing interest at 10% per annum with a related party.

     The following is a summary of the Company's cash flows from operating, investing, and financing activities:

     For the Cumulative Period from Inception of our new developmental stage (May 27, 2004) through March 31, 2009.

		For the period
		May 27, 2004
		(Date of Inception
	Six Months	of the Development
	Ended	Stage) through
	March 31, 2009	March 31, 2009

Net Cash (Used) by Operating Activities	$(8,501)	$(147,641)
Net Cash (Used) by Investing Activities	$-	$-
Net Cash (Used) Provided by Financing
Activities:	$10,000	$149,810
Net Increase (Decrease) in Cash	$1,499	$2,169

     The Company has nominal assets and has generated no revenues since inception of our new developmental stage. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan of Operations

     The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii)	consummating an acquisition.

     We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. However, no such loans or investments have yet been arranged, and the willingness of our stockholders, management or other investors to make such loans or investments, or on reasonable terms, cannot be guaranteed.

     The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

     Since the commencement of our new developmental stage, our officers and directors have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

     The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The United States and North American economies are currently undergoing profound recessions that are negatively affecting our ability to identify, assess, negotiate and finance a potential acquisition. We cannot predict when this recessionary period will end or when the climate for effectively executing our business plan will improve.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits. (filed with this report unless indicated below)

Exhibit 3.1* Exhibit 3.2* Exhibit 3.3* Exhibit 3.4* Exhibit 3.5* Exhibit 3.6* Exhibit 31.1

Articles of Incorporation Dated December 12, 1985 Amended Articles of Incorporation Dated July 1992 Amended Articles of Invorporation Dated November 1996 Amended Articles of Incorporation Dated June 1999 Amended Articles of Incorporation Dated January 25, 2006 Amended Bylaws

Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2009

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs
President