Form 10-Q
period 2009-06-30
Acquired Sales CORP
filed 2009-08-19
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of August 14, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒.

ACQUIRED SALES CORP.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):

	Condensed Balance Sheets as of June 30, 2009 and September 30, 2008	F-1

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended June 30, 2009 and 2008, and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2009
		F-2

Unaudited Condensed Statements of Cash Flows for the Three and Nine Months Ended June 30, 2009 and 2008 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2009
		F-3

	Notes to Condensed Financial Statements	F-4 – F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4A(T). Controls and Procedures		3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

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

The results for the period ended June 30, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2008.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	June 30,	September 30,
	2009	2008

Assets:
Current Assets:
Cash	$414	$670
Pre-paid expense	306	-
Total Assets	$720	$670

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$1,106	$750
Note and accrued interest payable to related party	10,000	-
Total Current Liabilities	11,106	750

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(93,035)	(82,729)
Total Stockholders' Equity	(10,386)	(80)
Total Liabilities and Stockholders' Equity:	$720	$670

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

					For the period
					May 27, 2004
					(Date of Inception
	For the Three Months Ended		For the Nine Months Ended		of the Development
	June 30,		June 30,		Stage) through
	2009	2008	2009	2008	June 30, 2009

Expenses:
General and
administrative	$(2,442)	$(2,147)	$(9,891)	$(31,469)	$(146,833)
Waiver of tax
liability penalty	-	-	-	-	60,364
Interest	(249)		(415)	-	(6,566)
Net Loss	$(2,691)	$(2,147)	$(10,306)	$(31,469)	$(93,035)

Basic and diluted
loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted
weighted average
common shares
outstanding	5,832,482	5,832,482	5,832,482	5,832,482

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Nine Months Ended		of the Development
	June 30,		Stage) through
	2009	2008	June 30, 2009

Cash Flows from Operating Activities:
Net loss	$(10,306)	$(31,469)	$(93,035)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Issuances of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expenses	(306)	14,362	(306)
Accounts payable	356	(2,067)	1,106
Payable to officer	-	-	-
Payroll tax penalties and accrued interest	-	-	(69,151)
Net Cash Used by Operating Activities	(10,256)	(19,174)	(149,396)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	10,000	-	205,000
Payment of principal on note payable to
related party	-	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	10,000	-	149,810

Net Increase (Decrease) in Cash	(256)	(19,174)	414
Cash at Beginning of Period	670	23,933	-

Cash at End of Period	$414	$4,759	$414

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009 or for any other period.

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

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares, if the exercise of outstanding warrants had occurred. There were 175,000 warrants  outstanding at June 30, 2009 and September 30, 2008 that were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended June 30, 2009, the Company suffered a net loss of $10,306. The Company was able to pay its obligation as a result of proceeds received from the issuance of a note payable to a related party, of $10,000. Nevertheless, the Company has not been able to generate any revenue from operating activities which consequently raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on Management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on Management being willing to continue to serve without monetary remunerations.

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

Note 4 – Note Payable to Related Party

On January 30, 2009 the Company entered into a promissory note for $10,000, due on demand bearing interest at 10% per annum with a related party. As of June 30, 2009, a total of $415 of interest has accrued on this note, all of which has been paid.

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

Results of Operations

For the three months and nine months ending June 30, 2009, the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2009, the Company had no revenues and incurred general and administrative expenses of $2,442 compared to $2,147 for the comparable 2008 period. For the nine months ending June 30, 2009, the Company had no revenues and incurred general and administrative expenses of $9,891 compared to $31,469 for the comparable 2008 period. The higher expenses for the 2008 period were due to consulting fees.

For the period from inception of our new developmental stage (May 27, 2004) through June 30, 2009, the Company had no activities that produced revenues from operations and has had a net loss of $(93,035) since inception of its new developmental stage and  $(2,691) in the three months ended June 30, 2009. These losses are primarily due to legal, accounting, audit and other professional service fees incurred in relation to corporate governance and SEC-related compliance matters.

Liquidity and Capital Resources
As of June 30, 2009, the Company had assets equal to $720 comprised of cash and prepaid expenses. The Company had current liabilities of $11,106 as of June 30, 2009. On January 30, 2009 the Company entered into a promissory note for $10,000, due on demand and bearing interest at 10% per annum with a related party.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception of our new developmental stage (May 27, 2004) through June 30, 2009.

		For the period
		May 27, 2004
		(Date of Inception
	Nine Months	of the Development
	Ended	Stage) through
	June 30, 2009	June 30, 2009

Net Cash (Used) by Operating Activities	$(10,256)	$(146,833)
Net Cash (Used) by Investing Activities	$-	$-
Net Cash (Used) Provided by Financing Activities:	$10,000	$149,810
Net Increase (Decrease) in Cash	$(256)	$414

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2009
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
President