Form 10-K
period 2009-09-30
Acquired Sales CORP
filed 2009-12-30
CIK 1391135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2009

File Number: 000-51230

ACQUIRED SALES CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0479286
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

31 N. Suffolk Lane, Lake Forest, Illinois	60045
(Address of principal executive offices)	(Zip Code)

 (847) 404-1964

(Registrants telephone number, including area code)

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes   No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company x.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [x]   No 

The issuer had no revenues for the year ended September 30, 2009.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the Pink Sheets on December 29, 2009 was $1,458,120. The voting stock held by non-affiliates on that date consisted of 4,065,985 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of December 30, 2009:

Common Stock: 5,832,482

Preferred Stock: 0

  We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives.  We have entered into a new development stage and have not generated any revenue during this time. Therefore, our ability to begin new operations is dependent upon raising money and acquiring an operating company. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objectives, which are to raise money and acquire one or more domestic and/or foreign operating businesses, possibly in the manufactured housing communities industry. We will not generate any revenues until, at the earliest, if at all, after the consummation of a business combination. We cannot assure you that we can raise the money needed to consummate a business combination. We cannot assure you as to when, or if, a business combination will occur. If we are unable to successfully achieve our business objectives, our company and our stock price would be negatively impacted.

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

            We are interested in manufactured housing communities, but we currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts.  Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

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

        There is no guarantee that we can obtain the funding needed for our operations, including the funds necessary to search for and investigate acquisition candidates, and to close an acquisition including paying the substantial costs of legal, accounting and other relevant professional services.

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

Reports to Security Holders.

     Acquired Sales Corp. ("Acquired Sales") is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Acquired Sales files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that- contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information; Re-sale.

            Acquired Sales’ common stock is listed for trading on the Pink Sheets under the symbol AQSP, but has limited trading for the past several years. Approximately 1,166,497 unregistered shares of common stock were issued by Acquired Sales when it had no significant operations. Under certain amendments in 2008 by the Securities and Exchange Commission to Rule 144 and Rule 145 of the Securities Act of 1933, as amended, 144 is available for the resale of restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or an issuer that has been at any time previously a reporting or non-reporting shell company, only if the following conditions are met:

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

     (b)  Holders.

            As of December 30, 2009, a total of 5,832,482 shares of Acquired Sales’ common stock were outstanding and there were 217 holders of record of Acquired Sales’ common stock. In addition to our outstanding common stock, on August 1, 2007, Acquired Sales issued warrants exercisable for 175,000 shares of common stock at $0.10 per share. These warrants have not been issued into shares of common stock, but may be exercised at any time in the sole discretion of the holder.

     (c)  Dividend Policy.

           Acquired Sales has not paid any dividends since it is inception. Acquired Sales currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the Year Ended September 30, 2009 compared with Period Ended September 30, 2008

            During the year ended September 30, 2009, we had no revenue, had a net loss of ($12,336), and used $10,658 of cash in our operating activities. Our General and administrative decreased by 66.3% to $11,669 for the year ended September 30, 2009 compared to $34,606 for the year ended September 30, 2008. The decreased operating expenses resulted principally from decreased professional fees paid in 2009 as compared with 2008. Nevertheless, we had another net loss. The net loss for the year ended September 30, 2009 was ($12,336) compared to a net loss of ($34,706) in the comparable 2008 period.

            We intend to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. We may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Liquidity and Capital Resources

            As of September 30, 2009, we had cash on hand of $12, compared to cash on hand of $670 at September 30, 2008. We are totally reliant on our management to fund our operations via loans made to us. For instance, to sustain the company, an affiliated party loaned the company $10,000 in February 2009 and an additional $10,000 in November 2009, both loans bearing interest at the rate of 10% per annum. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to meet our ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, we are dependent on management being willing to continue to serve without monetary remunerations.

ITEM 7.       FINANCIAL STATEMENTS

ACQUIRED SALES CORP.

(a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

September 30, 2009 and 2008

ACQUIRED SALES CORP.

(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	1
Balance Sheets, September 30, 2009 and 2008	2
Statements of Operations for the years ended September 30, 2009 and 2008 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2009	3
Statements of Stockholders’ Deficit for the Period from May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2007, and for the Years Ended September 30, 2008 and 2009	4
Statements of Cash Flows for the years ended September 30, 2009 and 2008 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2009	5
Notes to Financial Statements	6

HANSEN, BARNETT & MAXWELL, P.C.
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200

Fax: (801) 532-7944
www.hbmcpas.com

Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Acquired Sales Corp.

We have audited the accompanying balance sheets of Acquired Sales Corp. (a development stage enterprise) as of September 30, 2009 and 2008 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the cumulative period from May 27, 2004 (date of inception of the development stage) through September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquired Sales Corp. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the cumulative period from May 27, 2004 (date of inception of the development stage) through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and during the years ended September 30, 2009 and 2008, it incurred losses from operations and had negative cash flows from operating activities. As of September 30, 2009, the Company had not generated any revenue from operations since the date of inception of the development stage at September 30, 2009, the Company had a capital deficit and a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

                                                                                    HANSEN, BARNETT & MAXWELL, P.C.

December 29, 2009
Salt Lake City, Utah

ACQUIRED SALES CORP.
(a development stage enterprise)
Balance Sheets

	September 30,
	2009	2008
ASSETS
Current Assets:
Cash	$12	$670
Prepaid expense	25	-
TOTAL ASSETS	$37	$670

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$2,371	$750
Note payable - related party	10,000	-
Note interest payable - related party	82	-
Total Current Liabilities	12,453	750

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	45,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(95,065)	(82,729)
Total Stockholders' Deficit	(12,416)	(80)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37	$670

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Operations

			For the period
			May 27, 2004
			(Date of Inception
	For the Years Ended September 30,		of the Development
			Stage) through
	2009	2008	September 30, 2009

Expenses:
General and administrative	$(11,669)	$(34,606)	$(148,611)
Waiver of tax liability penalty	-	-	60,364
Interest	(667)	(100)	(6,818)
Net Loss	$(12,336)	$(34,706)	$(95,065)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	5,832,482	5,832,482

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Stockholders' Deficit
for the Period from May 27, 2004 (Date of Inception of the Development Stage)
through September 30, 2007, and for the Years Ended September 30, 2008 and 2009

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to the	During the	Stockholders'
	Common Stock		Paid-in	Development	Development	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, May 27, 2004 (Date of
Inception of the Development
Stage)	684,990	$685	$(685)	$(69,151)	$-	$(69,151)
Common stock issued for cash,
May 2004, $0.001 per share	4,000,000	4,000	36,000	-	-	40,000
Common stock redeemed for
cash, May 2004, $0.001
per share	(19,005)	(19)	(171)	-	-	(190)
Capital contributed by officer,
September 30, 2004	-	-	20	-	-	20
Conversion of note payable to
related party into common stock
July 2007, $0.086 per share	1,166,497	1,167	98,833	-	-	100,000
Issuance of 175,000 warrants
for services, August 2007,	-	-	11,970	-	-	11,970
$0.068 per warrant
Net loss through September 30, 2007	-	-	-	-	(48,023)	(48,023)

Balance, September 30, 2007	5,832,482	5,833	145,967	(69,151)	(48,023)	34,626
Net loss	-	-	-	-	(34,706)	(34,706)

Balance, September 30, 2008	5,832,482	5,833	145,967	(69,151)	(82,729)	(80)
Net loss	-	-	-	-	(12,336)	(12,336)

Balance, September 30, 2009	5,832,482	$5,833	$145,967	$(69,151)	$(95,065)	$(12,416)

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Years Ended		of the Development
	September 30,		Stage) through
	2009	2008	September 30, 2009

Cash Flows from Operating Activities:
Net loss	$(12,336)	$(34,706)	$(95,065)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-	-	(60,364)
Issuance of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expense	(25)	14,374	(25)
Accounts payable	1,621	(2,931)	2,371
Note interest payable - related party	82	-	82
Payroll tax penalties and accrued interest	-	-	(8,787)
Net Cash Used by Operating Activities	(10,658)	(23,263))	(149,798)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	10,000	-	205,000
Payment of principal on note payable to
related party	-	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	10,000	-	149,810

Net Increase (Decrease) in Cash	(658)	(23,263)	12
Cash at beginning of period	670	23,933	-

Cash at End of Period	$12	$670	$12

Supplemental Cash Flow Information
Cash paid for interest	$585	$100

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

Use of estimates – These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares.  There were 175,000 warrants outstanding at September 30, 2009 and 2008 that were excluded from the calculation of diluted loss per share as their effect was anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the years ended September 30, 2009 and 2008, the Company had no revenue, had net losses of $12,336 and $34,706, respectively, and used $10,658 and $23,263, respectively, of cash in its operating activities. At September 30, 2009 accounts payable amounted to $2,371 with a cash balance of $12.  at September A30, 2009, the Company had a $12,416 capital deficit and a $12,416 working capital deficit. The Company obtained a $10,000 loan from a related party to its current sole officer who is also a director during the year ended September 30, 2009 and subsequently obtained an additional loan of $10,000 (Note 2). These loans have provided the needed capital for the Company to date; however, substantial doubt remains about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on management being willing to continue to serve without monetary remunerations.

Recent accounting pronouncements – In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this new standard.

In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has adopted the new standard and has evaluated subsequent events after the balance sheet date of September 30, 2009 through December 29, 2009, the date these financial statements were issued.

Note 2 – Related Party Transactions

During January 2009, the Company issued a demand promissory note to the spouse of one of the directors, who is also the current sole officer of the Company, in the amount of $10,000; the note bears interest at 10% per annum and is unsecured. During the year ended September 30, 2009, the Company incurred interest expense of $667 of which $585 was paid in cash. On November 9, 2009, the Company entered into an additional demand promissory note with this same individual in the amount of $10,000 bearing interest at 10% per annum.

During December 2006, the Company borrowed $100,000 pursuant to an unsecured promissory note due on demand and bearing interest at 10% per annum, from an entity related to its current sole officer who is also a director. During the same month, the Company repaid $95,000 of the principal due under the note. During July 2007, the Company borrowed an additional $95,000 from the lender. During July 2007, the Company issued 1,166,497 shares of its common stock at $0.086 per share, which was equal to the market value at that date, to the lender in full satisfaction of the $100,000 note and the lender waived the $42 of interest that had accrued on this debt.

Note 3 – Waiver of Tax Liability Penalty

During the period from December 31, 1998 through December 31, 1999, the business operated by the Company prior to becoming dormant withheld payroll taxes and incurred payroll tax obligations that were not paid to the United States Department of the Treasury, Internal Revenue Service (“IRS”) in a timely manner. Subsequently, these taxes were paid; however, penalties for the Company’s failure to make these payments in a timely manner were assessed, including interest on the penalties. The Company accrued interest on the unpaid penalties through December 31, 2006. In January 2007, the Company filed with the IRS a request for a compromise and settlement with respect to these outstanding obligations, which was accepted in September 2007. As a result, the Company paid $12,000 to extinguish the liability, $2,838 for legal and filing fees, and $60,364 was recognized as income.

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

Note 5 – Income Taxes

At September 30, 2009, the Company had $83,095 of operating loss carryforwards that expire if unused from 2025 through 2029. Use of the loss carryforwards in the future will be limited due to changes of ownership of the Company.

The net deferred tax asset at September 30, 2009 and 2008 consisted of the following:

	2009	2008
Warrants outstanding	$4,465	$4,465
Operating loss carryforwards	28,252	24,058
Total deferred tax assets	32,717	28,523
Less: Valuation allowance	(32,717)	(28,523)
Net Deferred Tax Asset	$-	$-

Following is a reconciliation of income taxes calculated at the federal statutory rates to the actual income tax provision:

	2009	2008
Federal income tax benefit at statutory rate of 34%	$(4,194)	$(11,800)
Change in valuation allowance	4,194	11,800

Provision for income taxes	$-	$-

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer acting as principal executive and financial officer, has evaluated the effectiveness of our Disclosure Controls and Procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer acting as principal executive and financial officer has concluded that our Disclosure Controls and Procedures as of the end of the period covered by this report were designed to ensure that material information relating to the Company is made known to the Chief Executive Officer acting as principal executive and financial officer by others within the Company, particularly during the period in which this report was being prepared, and that our Disclosure Controls and Procedures were effective. There were no changes to our Internal Controls Over Financial Reporting during the year ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our Internal Controls Over Financial Reporting.

ITEM 8B.  OTHER INFORMATION

            None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our current Directors and Executive Officers as of December 30, 2009. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.

Name	Age	Position

Gerard M. Jacobs	54	Chairman, chief executive officer, president, secretary, treasurer

Joshua A. Bloom, M.D.	53	Director

Roger S. Greene	54	Director

James S. Jacobs, MD	55	Director

Michael D. McCaffrey	63	Director

Richard E. Morrissy	55	Director

Vincent J. Mesolella	60	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office. We have an audit, nominating and compensation committee consisting of Joshua A. Bloom, Roger S. Greene, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members of each. We have not adopted a Code of Ethics or an Audit Committee charter.

Gerard M. Jacobs, chairman of the board of directors, chief executive officer, president, secretary, treasurer, age 54, has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its CEO and member of its board of directors until 2006. Under Mr. Jacobs' guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made a number of acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. and its common stock is currently traded under the American Stock Exchange symbol INUV.

He received a law degree from the University of Chicago Law School, in 1978; and an A.B from Harvard College, in 1976 where he was elected to Phi Beta Kappa. Mr. Jacobs’ brother James Jacobs is also a member of the board of directors of Acquired Sales.

Joshua A. Bloom, M.D., member of the board of directors, age 53, has been a practicing physician in Kenosha Wisconsin since completion of his training in 1988.  He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in practice at the same address from 1988 to 1995.

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

            Roger S. Greene, member of the board of directors, age 54, is the Managing Director and co-founder of Stanmore Capital Partners, LLC, a merchant banking firm that focuses upon the acquisition of small cash flow positive private companies, primarily in the health care services business. He is also owner and CEO of Marquette Advisors, Inc., a firm that provides consulting in the same areas. Projects have included a roll up of sleep diagnostic centers, acquisitions of companies in the blood plasma collection business and specialty medical education field. Previously, he has worked with Brazos Fund and Lone Star Fund as general counsel. For Lone Star, Mr. Greene was responsible for negotiation and structuring of asset acquisitions from foreign entities. Prior to that time, he also worked on resolution and management of the assets of American Savings and Loan Association after the acquisition of American Savings Bank by the Robert M. Bass Group. Mr. Greene has also acted as a principal in real estate and operating company acquisitions. Mr. Greene resides in California.

James S. Jacobs, MD, member of the board of directors, age 55 is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado.

Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, member of the board of directors, age 63, is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, member of the board of directors, age 55, is the Senior Research Specialist and project coordinator in the Pharmaceutical Sciences, School of Pharmacy, University of Illinois at Chicago. Mr. Morrissy is a project coordinator for the School of Pharmacy.  His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization.

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

He received a B.A. in History from Western Illinois University in 1976.

Vincent J. Mesolella, member of the board of directors, age 60, has served for the last fourteen years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mesolella is the founder and Chief Executive Officer of REI, Inc., a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2009, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except as described in this paragraph:

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

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

            There were no executive officers' unexercised options at September 30, 2009. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended September 30, 2009.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth the common stock ownership of (i) each person known by Acquired Sales to be the beneficial owner of five percent or more of Acquired Sales’ common stock  as of December 30, 2009. All ownership is of record and beneficial. None of our officers or members of our board of directors hold any stock.

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

Subsequent to the end of the twelve month period ended September 30, 2009, on October 6, 2009 we filed an 8-K pursuant to Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers stating that on September 16, 2009, the Board of Directors of Acquired Sales Corp. elected Vincent J. Mesolella to serve as the seventh member of Acquired Sales Corp.'s seven member Board of Directors, formally accepted by Mr. Mesolella on October 6, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

            The Board of Directors has appointed Hansen, Barnett & Maxwell, P.C., as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending September 30, 2009.

            Audit Fees. Fees for audit services totaled $3,974 in 2009 and $5,646 in 2008, including fees associated with the annual audit, the review of our quarterly reports on Form 10-QSB, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

            Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2009 and $0 in 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 30, 2009.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)