Form 10-Q
period 2009-12-31
Acquired Sales CORP
filed 2010-02-16
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer  (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No 

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of February 15, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒.

ACQUIRED SALES CORP.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):

	Condensed Balance Sheets as of December 31, 2009 and September 30, 2008	F-1

Unaudited Condensed Statements of Operations for the Three Months Ended December 31, 2009 and 2008, and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through December 31, 2009
		F-2

Unaudited Condensed Statements of Cash Flows for the Three Months Ended December 31, 2009 and 2008 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through December 31, 2009
		F-3

	Notes to Condensed Financial Statements	F-4 – F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4A(T).	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

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

The results for the period ended December 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

ACQUIRED SALES CORP.
(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page

Unaudited Condensed Balance Sheets, December 31, 2009 and September 30, 2009	F-1

Unaudited Condensed Statements of Operations for the Three Months Ended December 31, 2009
and 2008 and for the Period from May 27, 2004 (Date of Inception of the Development
Stage) through December 31, 2009
F-2

Unaudited Condensed Statements of Cash Flows for the Three Months Ended December 31, 2009
and 2008 and for the Period from May 27, 2004 (Date of Inception of the Development
Stage) through December 31, 2009
F-3

Notes to Unaudited Condensed Financial Statements	F-4 – F-5

ACQUIRED SALES CORP.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	December 31,	September 30,
	2009	2009
ASSETS
Current Assets:
Cash	$6,323	$12
Prepaid expense	19	25
TOTAL ASSETS	$6,342	$37

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,264	$2,371
Note payable - related party	20,000	10,000
Note interest payable - related party	-	82
Total Current Liabilities	24,264	12,453

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(100,571)	(95,065)
Total Stockholders' Deficit	(17,922)	(12,416)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,342	$37

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

			For the period
			May 27, 2004
			(Date of Inception
	For the Three Months Ended		of the Development
	December 31,		Stage) through
	2009	2008	December 31, 2009

Expenses:
General and administrative	$(5,099)	$(5,836)	$(153,710)
Waiver of tax liability penalty	-	-	60,364
Interest	(407)	-	(7,225)
Net Loss	$(5,506)	$(5,836)	$(100,571)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	5,832,482	5,832,482

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Three Months Ended		of the Development
	December 31,		Stage) through
	2009	2008	December 31, 2009

Cash Flows from Operating Activities:
Net loss	$(5,506)	$(5,836)	$(100,571)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-	-	(60,364)
Issuance of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expense	6	-	(19)
Accounts payable	1,893	5,275	4,264
Note interest payable - related party	(82)	-	-
Payroll tax penalties and accrued interest	-	-	(8,787)
Net Cash Used by Operating Activities	(3,689)	(561)	(153,487)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	10,000	-	215,000
Payment of principal on note payable to
related party	-	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	10,000	-	159,810

Net Increase (Decrease) in Cash	6,311	(561)	6,323
Cash at beginning of period	12	670	-

Cash at End of Period	$6,323	$109	$6,323

Supplemental Cash Flow Information
Cash paid for interest	$478	$-

See accompanying notes to the financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Notes to Unaudited Condensed Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Acquired Sales Corp. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2009 included in the Company’s Form 10-K report.

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010 or for any other period.

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

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares. There were 175,000 warrants outstanding at December 31, 2009 and 2008 that were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended December 31, 2009, the Company had no revenue, had a net loss of $5,506, and use $3,689 of cash in its operating activities. During this same period the Company received $10,000 from the issuance of an unsecured note payable to a related party. The accompanying financial statements do not include any adjustments that might result if the Company were to no longer be a going concern. The Company's ability to meet its ongoing financial requirements is dependent on Management being able to obtain additional equity and/or debt financing, the realization of which is not assured.

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

Note 4 – Note Payable to Related Party

During January 2009 and again in November 2009, the Company issued an unsecured demand promissory note to the spouse of one of the directors, who is also the current sole officer of the Company, in the amounts of $10,000 each. These notes bear interest at 10% per annum. During the three months ended December 31, 2009, the Company incurred interest expense of $396 and made cash payments of $478 for interest. At December 31, 2009, at total of $20,000 was due and no interest was accrued and unpaid.

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

Results of Operations

For the three months ending December 31, 2009, the Company had no revenues and incurred general and administrative expenses of $5,099.

For the period from inception of our new developmental stage (May 27, 2004) through December 31, 2009, the Company had no activities that produced revenues from operations and has had a net loss of $(153,487) since inception of its new developmental stage and  $(5,099) in the three months ended December 31, 2009. These losses are primarily due to legal, accounting, audit and other professional service fees incurred in relation to corporate governance and SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $6,342 comprised nearly exclusively of cash. The Company had current liabilities of $24,264 as of December 31, 2009. On January 30, 2009 and again in November 2009, the Company issued an unsecured demand promissory note to the spouse of one of the directors, who is also the current sole officer of the Company. The principal amount of the notes is $10,000 each and bear interest at 10% per annum. During the three months ended December 31, 2009, the Company incurred interest expense of $396 and made cash payments of $478 for interest. At December 31, 2009, at total of $20,000 was due and no interest was accrued and unpaid.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception of our new developmental stage (May 27, 2004) through December 31, 2009.

		For the period
		May 27, 2004
		(Date of Inception
	Three Months	of the Development
	Ended	Stage) through
	December 31, 2009	December 31, 2009

Net Cash (Used) by Operating Activities	$(3,689)	$(153,487)
Net Cash (Used) by Investing Activities	$-	$-
Net Cash (Used) Provided by Financing Activities:	$10,000	$159,810
Net Increase (Decrease) in Cash	$6,311	$6,323

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 15, 2010
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
President