Form 10-Q
period 2010-03-31
Acquired Sales CORP
filed 2010-05-18
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of May 15, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒.

ACQUIRED SALES CORP.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):

	Condensed Balance Sheets as of March 31, 2010 and September 30, 2009	F-1

Unaudited Condensed Statements of Operations for the Three and Six Months Ended March 31, 2010 and 2009, and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through March 31, 2010
		F-2

Unaudited Condensed Statements of Cash Flows for the Three and Six Months Ended March 31, 2010 and 2009 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through March 31, 2010
		F-3

	Notes to Condensed Financial Statements	F-4 – F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Controls and Procedures	4

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

Signatures		6

INDEX

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

The results for the period ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

INDEX

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	March 31,	September 30,
	2010	2009

Assets:
Current Assets:
Cash	$-	$12
Pre-paid expense	-	25
Total Assets	$-	$37

Liabilities and Stockholders' Deficit:
Current Liabilities:
Deficit in bank	$125	$-
Accounts payable	6,055	2,371
Note payaable - related party	20,000	10,000
Note interest payable - related party	-	82
Total Current Liabilities	26,180	12,453

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(108,829)	(95,065)
Total Stockholders' Deficit	(26,180)	(12,416)
Total Liabilities and Stockholders' Deficit:	$-	$37

See accompanying notes to the condensed financial statements.

INDEX

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

					For the period
					May 27, 2004
					(Date of Inception
	For the Three Months Ended		For the Six Months Ended		of the Development
	March 31,		March 31,		Stage) through
	2010	2009	2010	2009	March 31, 2010

Expenses:
General and
administrative	$(7,765)	$(1,613)	$(12,864)	$(7,449)	$(161,475)
Waiver of tax
liability penalty	-	-	-	-	60,364
Interest	(493)	(166)	(900)	(166)	(7,718)
Net Loss	$(8,258)	$(1,779)	$(13,764)	$(7,615)	$(108,829)

Basic and diluted
loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted
weighted average
common shares
outstanding	5,832,482	5,832,482	5,832,482	5,832,482

See accompanying notes to the condensed financial statements.

INDEX

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Six Months Ended		of the Development
	March 31,		Stage) through
	2010	2009	March 31, 2010

Cash Flows from Operating Activities:
Net loss	$(13,764)	$(7,615)	$(108,829)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-	-	(60,364)
Issuances of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expenses	25	(144)	-
Accounts payable	3,684	(750)	6,055
Note interest payable - related party	(82)	8	-
Payroll tax penalties and accrued interest	-	-	(8,787)
Net Cash Used by Operating Activities	(10,137)	(8,501)	(159,935)

Cash Flows from Financing Activities:
Deficit in bank	125	-	125
Proceeds from issuance of note payable to
related party	10,000	10,000	215,000
Payment of principal on note payable to
related party	-	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	10,125	10,000	159,935

Net Increase (Decrease) in Cash	(12)	1,499	-
Cash at Beginning of Period	12	670	-

Cash at End of Period	$-	$2,169	$-

Supplemental Cash Flow Information
Cash paid for interest	$971	$166

See accompanying notes to the condensed financial statements.

INDEX

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010 or for any other period.

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

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares. There were 175,000 warrants outstanding at March 31, 2010 and 2009 that were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the six months ended March 31, 2010, the Company had no revenue, had a net loss of $13,764 and used $10,137 of cash in its operating activities. During this same period the Company received $10,000 from the issuance of an unsecured note payable to a related party. At March 31, 2010 the Company had a deficit cash position of $125. The accompanying financial statements do not include any adjustments that might result if the Company were to no longer be a going concern. The Company's ability to meet its ongoing financial requirements is dependent on Management being able to obtain additional equity and/or debt financing, the realization of which is not assured.

INDEX

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

Note 4 – Note Payable to Related Party

During January 2009 and again in November 2009, the Company issued an unsecured demand promissory note to the spouse of one of the directors, who is also the current sole officer of the Company, in the amounts of $10,000 each. These notes bear interest at 10% per annum. During the six months ended March 31, 2010, the Company incurred interest expense of $900 and made cash payments of $971 for interest. At March 31, 2010, the total principal amount of these notes was $20,000.

Note 5 – Subsequent Events

During April 2010 the Company received $4,000 in cash from an entity related to the Company’s sole officer and one of its directors. The Company issued an unsecured demand promissory note that bears interest at 10% per annum upon receipt of the cash.

INDEX

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

Results of Operations

Revenues, Operating Costs and Losses

For the three months ending March 31, 2010, the Company had no revenues and incurred general and administrative expenses of $7,765. For the six months ending March 31, 2010, the Company had no revenues and incurred general and administrative expenses totaling $12,864. These expenses for both periods are substantially due to legal, accounting, audit and other professional service fees incurred in relation to corporate governance and SEC-related compliance matters. For the period from inception of our new developmental stage (May 27, 2004) through March 31, 2010, the Company had no activities that produced revenues from operations and has had a net loss of $(108,829) since inception of its new developmental stage and  $(8,258) in the three months ended March 31, 2010. These losses are primarily due to the legal, accounting, audit and other professional service fees incurred in relation to corporate governance and SEC-related compliance matters referenced above.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception of our new developmental stage (May 27, 2004) through March 31, 2010.

INDEX

	Six Months Ended Stage) March 31, 2010	For the period May 27, 2004(Date of Inceptionof the Development through March 31, 2010

Net Cash (Used) by Operating Activities	$(10,137)	$(159,935)
Net Cash (Used) by Investing Activities	$-	$-
Net Cash (Used) Provided by Financing Activities	$10,000	$159,810)
Net Increase (Decrease) in Cash	$(137)	$(125)

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

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury. In some cases, we have funded our treasury with cash received from related parties.  In the next 12 months, cash will need to be raised in order for us to conduct our plan of operations. There is no assurance that such cash can be raised on acceptable terms, if at all.

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

INDEX

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had no assets and current liabilities of $26,180 as of March 31, 2010. During January 2009, we issued a demand promissory note to CEO and Director Gerard M. Jacobs’ spouse in the amount of $10,000; the note bears interest at 10% per annum and is unsecured. On November 9, 2009, we entered into an additional demand promissory note with this same individual in the amount of $10,000 bearing interest at 10% per annum. The principal amount of these notes is $10,000 each, and bear interest at 10% per annum. The Company incurred interest expense of $493 and $166 during the three months ended March 31, 2010 and 2009, respectively. Total interest expenses was $900 and $166 for the six months ended March 31, 2010 and 2009, respectively.

Need for Additional Financing

Additional funding will be required in order for the company to survive as a going concern and to finance growth and to achieve our strategic objectives. Management is actively pursuing additional sources of funding. If we do not raise sufficient funds in the future, we may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to unanticipated requirements. Financing transactions in the future may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received from possible future private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

INDEX

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have had substantial operating losses for the past years and are dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

Governmental Regulations

None.

Research and Development

None.

Employees

We currently have no full time employees.

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

Item 4.  Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that a material weakness exists due to our disclosure controls and procedures not being effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness is to be described in pending amendments to the Company’s Form 10-K for the period ending September 30, 2009.

INDEX

During our most recently completed fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.  (filed with this report unless indicated below)

(a)	Exhibits (filed with this report unless indicated below)
	Exhibit 3.1*	Articles of Incorporation dated December 12, 1985

	Exhibit 3.2*	Amended Articles of Incorporation Dated July 1992

	Exhibit 3.3*	Amended Articles of Incorporation Dated November 1996

	Exhibit 3.4*	Amended Articles of Incorporation Dated June 1999

	Exhibit 3.5*	Amended Articles of Incorporation Dated January 25, 2006

	Exhibit 3.6*	Amended Bylaws

	Exhibit 9.1**	Shareholder Agreement

	Exhibit 10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.

	Exhibit 10.2	Warrant Agreement #1-Anniston Capital, Inc.

	Exhibit 10.3	Warrant Agreement #2-Anniston Capital, Inc.

	Exhibit 10.4	$100,000 Promissory Note – December 1, 2007

	Exhibit 10.5	$10,000 Promissory Note – December 30, 2009

	Exhibit 10.6	$10,000 Promissory Note – November 9, 2009

Exhibit 31.1
Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on March 23, 2007, and incorporated herein by this reference.

** Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on August 2, 2007, and incorporated herein by this reference.

b.   Reports on Form 8-K
none.

INDEX

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2010

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)