Form 10-K/A
period 2009-09-30
ACQUIRED SALES CORP
filed 2010-06-09
CIK 1391135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
--------------------------------------------------------------------------------
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

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

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Years Ended		of the Development
	September 30,		Stage) through
	2009	2008	September 30, 2009

Cash Flows from Operating Activities:
Net loss	$(12,336)	$(34,706)	$(95,065)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-	-	(60,364)
Issuance of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expense	(25)	14,374	(25)
Accounts payable	1,621	(2,931)	2,371
Note interest payable - related party	82	-	82
Payroll tax penalties and accrued interest	-	-	(8,787)
Net Cash Used by Operating Activities	(10,658)	(23,263)	(149,798)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	10,000	-	205,000
Payment of principal on note payable to
related party	-	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	10,000	-	149,810

Net Increase (Decrease) in Cash	(658)	(23,263)	12
Cash at beginning of period	670	23,933	-

Cash at End of Period	$12	$670	$12

Supplemental Cash Flow Information
Cash paid for interest	$585	$100

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Gerard M. Jacobs, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2009.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors,  management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

During March 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September30, 2009 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September30, 2009 was not effective.  Management identified the following material weaknesses as of September30, 2009:

•
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

•	The Company failed to complete management’s assessment of internal control over financial reporting as of September 30, 2009.

Management has determined that the Company should seek to enhance its internal controls over financial reporting during the period in which it remains a shell corporation with the Company’s principal executive and principal financial officer, Mr Jacobs, performing all accounting and management functions as may be necessary, and by taking the following steps:

•
During November, 2009, the Company increased its Board of Directors to seven members, and added as an additional independent member Mr. Vincent J. Mesolella. Mr. Mesolella is the Chairman of the Narragansett Bay Commission, Providence, Rhode Island. Mr. Mesolella is also the Chief Executive Officer of REI, Inc., a diversified real estate development company. Mr. Mesolella has previously served as the Chairman of the Audit Committee of the Board of Directors of a publicly traded company.

•
Beginning in March, 2010, the Company has begun emailing or mailing to Mr. Mesolella a copy of each monthly statement from its bank summarizing all activity in the Company’s checking account, for review and questioning as appropriate. The purpose of Mr. Mesolella’s involvement is to provide monitoring, oversight and assistance to Mr. Jacobs, our principal financial and executive officer in the  preparation and reporting of the Company’s financial statements.

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of September 30, 2009. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

He received a law degree from the University of Chicago Law School, in 1978; and an A.B from Harvard College, in 1976 where he was elected to Phi Beta Kappa. Mr. Jacobs’ brother Dr. James Jacobs is also a member of the board of directors of Acquired Sales.

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

Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976. Dr. James Jacobs and Gerard M. Jacobs are brothers.

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

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2009, or written representations from certain reporting persons, we believe all of our directors, executive officers and 10% holders have met all applicable filing requirements, except as described in this paragraph:

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

Name and Address of Beneficial Owner	Number of Common stock Beneficially Owned	Percentage of Class

Leonard D. Hall 1029 E. 380 North Cir American Fork, Utah, 84003	600,000	10.2%

Gerard M. Jacobs (1) 31 N. Suffolk Lane Lake Forest, Illinois 60045	4,066,497	69.7%

Roberti Jacobs Family Trust u/a/d 11-11-99 (2) 31 N. Suffolk Lane Lake Forest, Illinois 60045	1,166,497	20.0%

All Officers and Directors as a group (1 person) (1)	4,066,497	69.7%

(1) Mr. Jacobs, our chairman, chief executive officer, president, secretary, and treasurer has voting control over 4,066,497 or 69.7 of our common stock though a shareholder agreement executed in 2007. Mr. Jacobs’ voting control over those shares deem him a beneficial owner of those shares. Other than Mr. Jacobs’ beneficial ownership of the 4,066,497 shares, none of our other officers or members of our board of directors hold any of our stock.

(2) The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Jacobs is one of the grantors of the trust corpus, Mr. Jacobs’ mother in law Joan B. Roberti is the trustee, and Mr. Jacobs’ children are the beneficiaries. The trust is irrevocable

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During January 2009, we issued a demand promissory note to CEO and Director Gerard M. Jacobs’ spouse in the amount of $10,000; the note bears interest at 10% per annum and is unsecured. During the year ended September 30, 2009, we incurred interest expense of $667 of which $585 was paid in cash. On November 9, 2009, we entered into an additional demand promissory note with this same individual in the amount of $10,000 bearing interest at 10% per annum.

During December 2006, we borrowed $100,000 pursuant to an unsecured promissory note due on demand and bearing interest at 10% per annum, from the Roberti Jacobs Family Trust, an entity related to Mr. Jacobs. During the same month, we repaid $95,000 of the principal due under the note. During July 2007, we sold 1,166,497 shares of our common stock at $0.086 per share, which was equal to the market value at that date, to the lender. The lender paid $95,000 of the purchase price of these shares in cash; the other shares were issued in full satisfaction of the remaining $5,000 principal due under the note, and the lender waived the $42 of interest that had accrued on this debt.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits and Reports on Form 8-K.

(a) Exhibits (filed with this report unless indicated below)
Exhibit 3.1*	Articles of Incorporation dated December 12, 1985

Exhibit 3.2*	Amended Articles of Incorporation Dated July 1992

Exhibit 3.3*	Amended Articles of Incorporation Dated November 1996

Exhibit 3.4*	Amended Articles of Incorporation Dated June 1999

Exhibit 3.5*	Amended Articles of Incorporation Dated January 25, 2006

Exhibit 3.6*	Amended Bylaws

Exhibit 5.01+	Shareholder Agreement

Exhibit 10.1++	Private Merchant Banking Agreement-Anniston Capital, Inc.

Exhibit 10.2++	Warrant Agreement #1-Anniston Capital, Inc.

Exhibit 10.3++	Warrant Agreement #2-Anniston Capital, Inc.

Exhibit 10.4++	$100,000 Promissory Note – December 1, 2007

Exhibit 10.5++	$10,000 Promissory Note – January 30, 2009

Exhibit 10.6++	$10,000 Promissory Note – November 9, 2009

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

*    Exhibit previously filed as an exhibit to Form 10-SB12G on March 23, 2007.
+    Exhibit previously filed as an exhibit to Form 8-K on August 2, 2007.
++  Exhibit previously filed as an exhibit to Form 10-Q on May 17, 2010.

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

[signature page follows]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and (at minimum) a majority of the board of directors on June 8, 2010.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Joshua A. Bloom, M.D.
Joshua A. Bloom, M.D.
Director

/s/ Roger S. Greene
Roger S. Greene
Director

/s/ James S. Jacobs, MD
James S. Jacobs, MD
Director

/s/ Michael D. McCaffrey
Michael D. McCaffrey
Director

/s/ Richard E. Morrissy
Richard E. Morrissy
Director

/s/ Vincent J. Mesolella
Vincent J. Mesolella
Director