Form 10-Q
period 2010-06-30
ACQUIRED SALES CORP
filed 2010-08-23
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of August 12, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒.

ACQUIRED SALES CORP.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):

	Condensed Balance Sheets as of June 30, 2010 and September 30, 2009	F-1

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended June 30, 2010 and 2009, and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2010
		F-2

Unaudited Condensed Statements of Cash Flows for the Three and Nine Months Ended June 30, 2010 and 2009 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2010
		F-3

	Notes to Condensed Financial Statements	F-4 – F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4.	Controls and Procedures	4

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	6

Signatures		7

Item  1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and our cash flows for the interim periods presented.

The results for the period ended June 30, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K filed with the Securities and Exchange Commission for the period ended September 30, 2009.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	June 30,	September 30,
	2010	2009

Assets:
Current Assets:
Cash	$1,011	$12
Prepaid expense	-	25
Total Assets	$1,011	$37

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	10,233	2,371
Note payable - related party	24,000	10,000
Note interest payable - related party	-	82
Total Current Liabilities	34,233	12,453

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(115,871)	(95,065)
Total Stockholders' Deficit	(33,222)	(12,416)
Total Liabilities and Stockholders' Deficit:	$1,011	$37

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

					For the period
					May 27, 2004
					(Date of Inception
	For the Three Months Ended		For the Nine Months Ended		of the Development
	June 30,		June 30,		Stage) through
	2010	2009	2010	2009	June 30, 2010

Expenses:
General and
administrative	$(6,457)	$(2,442)	$(19,321)	$(9,891)	$(167,932)
Waiver of tax
liability penalty	-	-	-	-	60,364
Interest	(585)	(249)	(1,485)	(415)	(8,303)
Net Loss	$(7,042)	$(2,691)	$(20,806)	$(10,306)	$(115,871)

Basic and diluted
loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted
weighted average
common shares
outstanding	5,832,482	5,832,482	5,832,482	5,832,482

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Nine Months Ended		of the Development
	June 30,		Stage) through
	2010	2009	June 30, 2010

Cash Flows from Operating Activities:
Net loss	$(20,806)	$(10,306)	$(115,871)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-	-	(60,364)
Issuances of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expenses	25	(306)	-
Accounts payable	7,862	356	10,233
Note interest payable - related party	(82)	-	-
Payroll tax penalties and accrued interest	-	-	(8,787)
Net Cash Used by Operating Activities	(13,001)	(10,256)	(162,799)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to
related party	14,000	10,000	219,000
Payment of principal on note payable to
related party	-	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	14,000	10,000	163,810

Net Increase (Decrease) in Cash	999	(256)	1,011
Cash at Beginning of Period	12	670	-

Cash at End of Period	$1,011	$414	$1,011

Supplemental Cash Flow Information
Cash paid for interest	$1,485	$415

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Notes to Unaudited Condensed Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Acquired Sales Corp. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended September 30, 2009 included in the Company’s Form 10-K/A report.

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010 or for any other period.

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

Use of estimates – These unaudited condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which require that Management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues (if any occur in the future) and expenses. Actual results could differ from those estimates or assumptions.

Basic and diluted loss per share of common stock – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares. There were 175,000 warrants outstanding at June 30, 2010 and 2009 that were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Business condition – The Company’s financial statements have been prepared using GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the nine months ended June 30, 2010, the Company had no revenue, had a net loss of $20,806 and used $13,001 of cash in its operating activities. During this same period the Company received $14,000 from the issuance of two unsecured notes payable to related parties. At June 30, 2010 the Company had a cash position of $1,011, accounts payable of $10,233 and a principal amount of $24,000 in notes payable due to related parties. The accompanying financial statements do not include any adjustments that might result if the Company were to no longer be a going concern. The Company's ability to meet its ongoing financial requirements is dependent on Management being able to obtain additional equity and/or debt financing, the realization of which is not assured.

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

Note 4 – Note Payable to Related Party

During January and November 2009 and again in April 2010, the Company issued unsecured demand promissory notes for cash received that bear interest at 10% per annum to related parties. The two notes issued in 2009 were in the amounts of $10,000 each, payable to the spouse of the Company’s sole officer and one of its directors and during the nine months ended June 30, 2010, the Company incurred interest expense of $1,388 and made cash payments of $1,470 for interest. At June 30, 2010, the total principal amount of these two notes was $20,000. The note issued during April 2010 in the amount of $4,000 was to an entity related to the Company’s sole officer and one of its directors and during the nine months ended June 30, 2010, the Company incurred interest expense of $80 and made cash payments of the same amount for interest. At June 30, 2010, the total principal amount of this note was $4,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Acquired Sales Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The Company is presently operating as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

Revenues, Operating Costs and Losses

For the three months ending June 30, 2010, we had no revenues and incurred general and administrative expenses of $6,457 compared to $2,442 for the comparable 2009 period. For the nine months ending June 30, 2010, we had no revenues and incurred general and administrative expenses totaling $19,321. These expenses for both periods are substantially due to legal, accounting, audit and other professional service fees incurred in relation to corporate governance and SEC-related compliance matters all of which increased during these periods as a result of revision of our internal controls and procedures and modification and enhancement of our certain public disclosures. These changes stemmed from and were consistent with several rounds of written comments directed to the Company by the SEC. We believe that these SEC comments, which were first received on February 26, 2010 and as of the date of this filing have been resolved, stemmed from a routine, general SEC review of the Company’s accounting and narrative disclosures. For the period from inception of our new developmental stage (May 27, 2004) through June 30, 2010, we had no activities that produced revenues from operations and has had a net loss of $(115,811) since inception of the Company’s new developmental stage and  $(7,042) in the three months ended June 30, 2010. These losses are primarily due to the legal, accounting, audit and other professional service fees incurred in relation to corporate governance and SEC-related compliance matters referenced above.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the Cumulative Period from Inception of our new developmental stage (May 27, 2004) through June 30, 2010.

	Nine Months Ended June 30, 2010	For the period May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2010
Net Cash (Used) by Operating Activities	$(13,001)	$(162,799)
Net Cash (Used) Provided by Financing Activities	$14,000	$219,000
Net Increase (Decrease) in Cash	$(999)	$(1,011)

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

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The United States and North American economies are currently undergoing profound recessions that are negatively affecting our ability to identify, assess, negotiate and finance a potential acquisition. We cannot predict when this recessionary period will end or when the climate for effectively executing our business plan will improve.

Liquidity and Capital Resources

At June 30, 2010, the Company had a cash position of $1,011, accounts payable of $10,233 and a principal amount of $24,000 due to related parties as a result of notes payable as described below. As of June 30, 2010, the Company had substantially no assets and current liabilities of $34,233 as of June 30, 2010. During January 2009, in November 2009 and again in April 2010, the Company issued unsecured demand promissory notes for cash received that each bear interest at 10% per annum to CEO and Director Gerard M. Jacobs’ spouse. The two notes issued in 2009 were in the amounts of $10,000 each, payable to Mr. Jacobs’ spouse, and during the nine months ended June 30, 2010, the Company incurred interest expense of $1,388 and made cash payments of $1,485 for interest. At June 30, 2010, the total principal amount of these two notes was $20,000. The note issued during April 2010 in the amount of $4,000 was to Miss Mimi Corporation, an entity related to Mr. Jacobs, and during the nine months ended June 30, 2010, we incurred interest expense of $80 and made cash payments of the same amount for interest. At June 30, 2010, the total principal amount of the Miss Mimi Corporation note was $4,000.

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

Item 4.  Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Such reasons for ineffectiveness were described in the Company’s Form 10-K, and subsequent amendments, for the period ending September 30, 2009.

During our most recently completed fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in the prior fiscal quarter ended March 31, 2010, the Company had taken steps to enhance its internal controls over financial reporting. Such steps were described in the Company’s Form 10-K, and subsequent amendments, for the period ending September 30, 2009.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.  (filed with this report unless indicated below)

(a) Exhibits (filed with this report unless indicated below)

Exhibit 3.1*	Articles of Incorporation dated December 12, 1985

Exhibit 3.2*	Amended Articles of Incorporation Dated July 1992

Exhibit 3.3*	Amended Articles of Incorporation Dated November 1996

Exhibit 3.4*	Amended Articles of Incorporation Dated June 1999

Exhibit 3.5*	Amended Articles of Incorporation Dated January 25, 2006

Exhibit 3.6*	Amended Bylaws

Exhibit 9.1**	Shareholder Agreement

Exhibit 10.1***	Private Merchant Banking Agreement-Anniston Capital, Inc.

Exhibit 10.2***	Warrant Agreement #1-Anniston Capital, Inc.

Exhibit 10.3***	Warrant Agreement #2-Anniston Capital, Inc.

Exhibit 10.4***	$100,000 Promissory Note – December 1, 2007

Exhibit 10.5***	$10,000 Promissory Note – December 30, 2009

Exhibit 10.6***	$10,000 Promissory Note – November 9, 2009

Exhibit 10.7	$4,000 Promissory Note – April 19, 2010

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

*** Filed as an exhibit to the Company's Report on Form 10-Q, as filed with the SEC on August 13, 2010, and incorporated herein by this reference.

b. Reports on Form 8-K
none.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)