Form 10-K
period 2010-09-30
ACQUIRED SALES CORP
filed 2010-12-20
CIK 1391135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended September 30, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The issuer had no revenues for the year ended September 30, 2010.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the Pink Sheets on December 16, 2010 was $406,598. The voting stock held by non-affiliates on that date consisted of 4,065,985 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of December 16, 2010:
Common Stock: 5,832,482
Preferred Stock: 0

•
We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objectives. We have entered into a new development stage and have not generated any revenue during this time. Therefore, our ability to begin new operations is dependent upon raising money and acquiring an operating company. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objectives, which are to raise money and acquire one or more domestic and/or foreign operating businesses, possibly in the software or manufactured housing communities industry. We will not generate any revenues until, at the earliest, if at all, after the consummation of a business combination. We cannot assure you that we can raise the money needed to consummate a business combination. We cannot assure you as to when, or if, a business combination will occur. If we are unable to successfully achieve our business objectives, our company and our stock price would be negatively impacted.

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

·
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our officers and directors, which may raise potential conflicts of interest. We may decide to acquire one or more businesses affiliated with our officers and directors. Even if our board of directors independently determines that the target business or businesses have sufficient fair market value, potential conflicts of interest may still exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as it might have been absent any conflicts of interest. This could have a negative impact on our company and our stock price.

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

•
We cannot assess specific business risks because we have not identified all business opportunities in which we may attempt to obtain an interest. Due to the fact that we have not identified all potential target businesses for acquisition nor are we bound to make any specific acquisitions, we cannot describe the specific risks presented by such businesses. Among other risks, such target business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured. The target business may be in competition with larger, more established firms which may have many competitive advantages over the target business. Our investment in a target business may be highly risky and illiquid, and could result in a total loss to us if the acquired business is unsuccessful. In that case, our company and our stock price would be negatively impacted. Please refer to the Form 8-K filed subsequent to the 12-month period ended September 30, 2010 on November 5, 2010 regarding our potential acquisition of Cogility Software Corp.

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

•
There is a possibility of further dilution to our stockholders’ ownership as a result of a reverse split of our common stock.  We intend effectuate a 1-for-20 reverse split of our common stock. The reasons for a reverse stock split are to maintain a minimum share price in connection with attempted qualification for a stock exchange. A negative result of such a measure is that the number of shares owned by the stockholders will decrease and the number of shares available for issuance from our authorized stock pool would increase. The result would be greater potential dilution of stockholders ownership than would result from dilution in connection with issuance of stock that has not been reverse split.

PART I

ITEM 1.                      BUSINESS

           We were organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. We have had no material operations in the past three years.

We propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. As of the date hereof, we have some business opportunities or ventures under contemplation for acquisition or merger. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations.

We are interested in software and manufactured housing communities, but we currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts.  Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

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

ITEM 2.  DESCRIPTION OF PROPERTY

           Acquired Sales is provided rent-free office space by an officer and director of Acquired Sales at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Acquired Sales is generally not responsible for reimbursement of out-of-pocket office expenses such as telephone, postage or supplies.

            Acquired Sales owns no property.

ITEM 3.  LEGAL PROCEEDINGS

           Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Please refer to the Information Statement on Schedule 14C filed on December 10, 2010.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information; Re-sale.

           Acquired Sales’ common stock is listed for trading on the Pink Sheets under the symbol AQSP, but has limited trading for the past several years. Approximately 1,166,497 unregistered shares of common stock were issued by Acquired Sales when it had no significant operations. Under certain amendments in 2009 by the Securities and Exchange Commission to Rule 144 and Rule 145 of the Securities Act of 1933, as amended, Rule 144 is available for the resale of restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or an issuer that has been at any time previously a reporting or non-reporting shell company, only if the following conditions are met:

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

     (b)  Holders.

           As of December 16, 2010, a total of 5,832,482 shares of Acquired Sales’ common stock were outstanding and there were 217 holders of record of Acquired Sales’ common stock. In addition to our outstanding common stock, on August 1, 2007, Acquired Sales issued warrants exercisable for 175,000 shares of common stock at $0.10 per share. These warrants have not been issued into shares of common stock, but may be exercised at any time in the sole discretion of the holder.

     (c)  Dividend Policy.

           Acquired Sales has not paid any dividends since it is inception. Acquired Sales currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the Year Ended September 30, 2010 compared with Period Ended September 30, 2009

           During the year ended September 30, 2010, we had no revenue, had a net loss of ($26,019), and used $14,058 of cash in our operating activities. Our general and administrative increased by $12,277 or 105% to $23,946 for the year ended September 30, 2010 compared to $11,669 for the year ended September 30, 2009. The increased operating expenses resulted principally from increased professional fees paid in 2010 as compared with 2009. The net loss for the year ended September 30, 2010 was ($26,019) compared to a net loss of ($12,336) in the comparable 2009 period.

           We intend to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. We may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition.

Liquidity and Capital Resources

           As of September 30, 2010, we had no cash on hand, compared to cash on hand of $12 at September 30, 2009. We are totally reliant on our management to fund our operations via loans made to us. For instance, to sustain the company, affiliated parties loaned the company $44,000 since 2009, $20,000 of which was loaned since September 30, 2010. The loans bear interest at the rate of 10% per annum. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to meet our ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, we are dependent on management being willing to continue to serve without monetary remunerations.

ITEM 7.       FINANCIAL STATEMENTS

ACQUIRED SALES CORP.
(a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

September 30, 2010 and 2009

ACQUIRED SALES CORP.
(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets, September 30, 2010 and 2009	F-2

Statements of Operations for the years ended September 30, 2010 and 2009 and for the Period from
May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2010	F-3

Statements of Stockholders’ Deficit for the Period from May 27, 2004 (Date of Inception of the Development
Stage) through September 30, 2007 and for the Years Ended September 30, 2008, 2009 and 2010	F-4

Statements of Cash Flows for the years ended September 30, 2010 and 2009 and for the Period from
May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2010	F-5

Notes to Financial Statements	F-6

                                                                                        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Shareholders
Acquired Sales Corporation

We have audited the accompanying balance sheets of Acquired Sales Corporation as of September 30, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquired Sales Corporation as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and during the years ended September 30, 2010 and 2009, it incurred losses from operations and had negative cash flows from operating activities. As of September 30, 2010, the Company had not generated any revenue from operations since the date of inception of the development stage through September 30, 2010, and the Company had a capital deficit and a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
December 15, 2010

ACQUIRED SALES CORP.
(a development stage enterprise)
Balance Sheets

	September 30,
	2010	2009
ASSETS
Current Assets:
Cash	$-	$12
Prepaid expense	-	25
TOTAL ASSETS	$-	$37

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Deficit in bank	$46	$-
Accounts payable	14,389	2,371
Notes payable - related parties	24,000	10,000
Note interest payable - related party	-	82
Total Current Liabilities	38,435	12,453

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	292
Additional paid-in capital	145,967	151,508
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(121,084)	(95,065)
Total Stockholders' Deficit	(38,435)	(12,416)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$37

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Operations

			For the period
			May 27, 2004
			(Date of Inception
	For the Years Ended		of the Development
	September 30,		Stage) through
	2010	2009	September 30, 2010

Expenses:
General and administrative	$(23,946)	$(11,669)	$(172,557)
Waiver of tax liability penalty	-	-	60,364
Interest	(2,073)	(667)	(8,891)
Net Loss	$(26,019)	$(12,336)	$(121,084)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	5,832,482	5,832,482

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Stockholders' Deficit
for the Period from May 27, 2004 (Date of Inception of the Development Stage)
through September 30, 2007, and for the Years Ended September 30, 2008, 2009 and 2010

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to the	During the	Stockholders'
	Common Stock		Paid-in	Development	Development	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, May 27, 2004 (Date of
Inception of the Development
Stage)	684,990	$685	$(685)	$(69,151)	$-	$(69,151)
Common stock issued for cash,
May 2004, $0.02 per share	4,000,000	4,000	36,000	-	-	40,000
Common stock redeemed for
cash, May 2004, $0.02
per share	(19,005)	(19)	(171)	-	-	(190)
Capital contributed by officer,
September 30, 2004	-	-	20	-	-	20
Conversion of note payable to
related party into common stock
July 2007, $1.715 per share	1,166,497	1,167	98,833	-	-	100,000
Issuance of 175,000 warrants
for services, August 2007,
$0.068 per warrant	-	-	11,970	-	-	11,970
Net loss through September 30, 2007	-	-	-	-	(48,023)	(48,023)

Balance, September 30, 2007	5,832,482	5,833	145,967	(69,151)	(48,023)	34,626
Net loss	-	-	-	-	(34,706)	(34,706)

Balance, September 30, 2008	5,832,482	5,833	145,967	(69,151)	(82,729)	(80)
Net loss	-	-	-	-	(12,336)	(12,336)

Balance, September 30, 2009	5,832,482	5,833	145,967	(69,151)	(95,065)	(12,416)
Net loss	-	-	-	-	(26,019)	(26,019)

Balance, September 30, 2010	5,832,482	$5,833	$145,967	$(69,151)	$(121,084)	$(38,435)

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Years Ended		of the Development
	September 30,		Stage) through
	2010	2009	September 30, 2010

Cash Flows from Operating Activities:
Net loss	$(26,019)	$(12,336)	$(121,084)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Waiver of tax liability penalty	-	-	(60,364)
Issuance of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expense	25	(25)	-
Accounts payable	12,018	1,621	14,389
Note interest payable - related party	(82)	82	-
Payroll tax penalties and accrued interest	-	-	(8,787)
Net Cash Used by Operating Activities	(14,058)	(10,658)	(163,856)

Cash Flows from Financing Activities:
Deficit in bank	46	-	46
Proceeds from issuance of note payable to
related parties	14,000	10,000	219,000
Payment of principal on note payable to
related parties	-	-	(95,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	14,046	10,000	163,856

Net Increase (Decrease) in Cash	(12)	(658)	-
Cash at beginning of period	12	670	-

Cash at End of Period	$-	$12	$-

Supplemental Cash Flow Information
Cash paid for interest	$2,155	$585

See accompanying notes to the financial statements.

AQUIRED SALES CORP.
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

Development stage enterprise – The Company is a development stage enterprise and has not engaged in any operations that have generated any revenue. The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to enter into a reverse acquisition with an operating entity. On November 4, 2010 the Company entered into a letter of intent with Cogility Software Corporation (“Letter of Intent”) and commenced taking such other action as required by the Letter of Intent (See Note 6: Subsequent Events).

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

Basic and diluted loss per share – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and dilutive potential common shares. There were 175,000 warrants outstanding at September 30, 2010 and 2009 that were excluded from the calculation of diluted loss per share as their effect was anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the years ended September 30, 2010 and 2009, the Company had no revenue, had net losses of $26,019 and $12,336, respectively, and used $14,058 and $10,658, respectively, of cash in its operating activities. At September 30, 2010, the Company’s current liabilities included a $46 deficit in bank, accounts payable of $14, 389 and notes payable to related parties in the amount of $24,000. At September 30, 2010, the Company had a $38,435 capital deficit and a $38,435 working capital deficit. The Company subsequently received an additional loan from a related party (See Note 6: Subsequent Events). Loans from related parties have provided the needed capital for the Company to date; however, substantial doubt remains about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on management being willing to continue to serve without monetary remunerations.

Recently adopted accounting standards – In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“Codification”), which effectively amended the GAAP hierarchy and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the Codification became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted and applied the provisions of the Codification upon its effective date.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted this new guidance upon its effective date.

Other accounting standards that have been issued by the FASB (or rules and interpretive releases of the SEC) are not expected to have a material impact on the Company’s financial statements.

Note 2 – Related Party Transactions

During January and November 2009, the Company issued a demand promissory note to the spouse of the Company’s sole officer and one of its directors in the amount of $10,000 and $10,000, respectively. These notes bear interest at 10% per annum and are unsecured. During the years ended September 30, 2010 and 2009, the Company incurred interest expense of $1,892 and $667, respectively, and made cash payments for interest in the amounts of $1,974 and $585, respectively.

During April 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $4,000. This note bears interest at 10% per annum and is unsecured. During the year ended September 30, 2010, the Company incurred interest expense of $181 and made cash payments for interest in the same amount.

Subsequent to September 30, 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $20,000. This note bears interest at 10% per annum and is unsecured (See Note 6: Subsequent Events).

During December 2006, the Company borrowed $100,000 pursuant to an unsecured promissory note due on demand and bearing interest at 10% per annum, from an entity related to its current sole officer who is also a director. During the same month, the Company repaid $95,000 of the principal due under the note. During July 2007, the Company borrowed an additional $95,000 from the lender. During July 2007, the Company issued 1,166,497 shares of its common stock at $$0.086  per share, which was equal to market value at that date, to the lender in full satisfaction of the $100,000 note and the lender waived the $42 of interest that had accrued on this debt.

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

Note 5 – Income Taxes

At September 30, 2010, the Company had $109,114 of operating loss carryforwards that expire if unused from 2025 through 2030. Use of the loss carryforwards in the future may be limited due to changes of ownership of the Company.

The net deferred tax asset at September 30, 2010 and 2009 consisted of the following:

	2010	2009
Warrant outstanding	$4,465	$4,465
Operating loss carryforwards	37,098	28,252
Total deferred taxassets	41,563	32,717
Less: Valuation allowance	(41,563)	(32,717)

Net Deferred Tax Asset	$-	$-

Following is a reconciliation of income taxes calculated at the federal statutory rates to the actual income tax provision:

	2010	2009
Federal income tax benefit at statutory rate of 34%	$8,846	$4,194
Change in valuation allowance	(8,846)	(4,194)

Provision for income taxes	$-	$-

Note 6 – Subsequent Events

Related party transactions – On October 12, 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $20,000. This note bears interest at 10% per annum and is unsecured.

Letter of intent – On November 4, 2010 the Company entered into a letter of intent with Cogility Software Corporation (“Cogility”), a software technology company specializing in Model-Driven Complex Event Processing for the U.S. defense and intelligence communities and private sector corporations with complex information management requirements, for a wholly-owned subsidiary of the Company to acquire Cogility in a stock-for-stock merger (“Merger”). The closing of the Merger contemplated by the letter of intent is subject to a number of conditions including completion of mutually acceptable due diligence, execution of definitive merger documents and obtaining necessary third party approvals. In addition, Cogility will be required to deliver audited financial statements to the Company and the Company will be required to complete a 1-for-20 reverse split of its common stock and warrants as a condition precedent to the closing of the Merger and all necessary filings with the SEC.

Terms of the Merger require that, subsequent to the 1-for-20 reverse split and in conjunction with the completion of the Merger: (1) the Company will issue to its sole officer and its directors options to acquire  an aggregate of 630,000 post-split shares of its common stock at an exercise price of $2.00 per share; (2) conditioned upon the completion of a private placement of common stock, preferred stock, convertible preferred stock, debt, or convertible debt by Cogility or the Company either prior to, simultaneously with, or after the closing of the Merger in the amount of $500,000 or more: (a) the Company will issue to its sole officer, in exchange for certain of his options to purchase shares of Cogility common stock, options to acquire 471,698 post-split shares of the Company's common stock at an exercise price of $2.00 per share, and (b) the Company will issue to its sole officer and two of its directors, in exchange for certain of their options to purchase shares of  Cogility common stock, options to acquire an aggregate of 150,000 post-split shares of the Company's common stock at an exercise price of $0.001 per share; (3) the Company will issue an aggregate of 2,175,564 post-split shares of its common stock to Cogility stockholders (which include an affiliate of the Company's sole officer and one of the Company's directors); (4) the Company will issue to Cogility option holders options to acquire an aggregate of 497,170 post-split shares of the Company's common stock at exercise prices ranging from $1.06 to $5.00 per share; and (5) the Company will issue options to acquire an aggregate of 1,500,000 post-split shares of the Company's common stock at an exercise price of $5.00 per share to current or future directors, officers, employees or consultants to the Company or Cogility.

Actions of the Board of Director and Stockholders – On November 15, 2010 the Company’s Board of Directors approved and with a record date of November 23, 2010 a majority of the Company’s stockholders approved by written consent the following actions: a) increase the number of shares of common stock authorized to be issued from 50,000,000 to 100,000,000; b) to change the fiscal year end from September 30 to December 31; c) the conditional 1-for-20 reverse split of common stock and warrants as mentioned above; d) the acquisition of Cogility pursuant to the terms of the Letter of Intent; and e) a stock option plan relating to the options associated with the Cogility Merger.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Gerard M. Jacobs, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2010.

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

During September 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2010 was not effective.  Management identified the following material weaknesses as of September 30, 2010:

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

•
Beginning in March, 2009, the Company has begun emailing or mailing to Mr. Mesolella a copy of each monthly statement from its bank summarizing all activity in the Company’s checking account, for review and questioning as appropriate. The purpose of Mr. Mesolella’s involvement is to provide monitoring, oversight and assistance to Mr. Jacobs, our principal financial and executive officer in the  preparation and reporting of the Company’s financial statements.

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of September 30, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

           None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our current Directors and Executive Officers as of September 30, 2010. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.

Name	Age	Position

Gerard M. Jacobs	55	Chairman, chief executive officer, president, secretary, treasurer

Joshua A. Bloom, M.D.	54	Director

Roger S. Greene	55	Director

James S. Jacobs, MD	56	Director

Michael D. McCaffrey	64	Director

Richard E. Morrissy	56	Director

Vincent J. Mesolella	61	Director

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

Gerard M. Jacobs, , age 55, has served as chairman of our board of directors, chief executive officer, president, secretary, treasurer since July 2007. Mr. Jacobs has been a private investor since 2006. In 2001, Gerard M. Jacobs took control of CGI Holding Corporation, and served as its CEO and member of its board of directors until 2006. Under Gerard M. Jacobs' guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:AMEX: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its CEO and member of its board of directors until 1999. Under Mr. Jacobs' guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (NYSE: SMS). Mr. Jacobs is currently a director of Patient Home Monitoring Corp. (TSXV: PHM). Gerard M. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Gerard M. Jacobs’ brother James S. Jacobs, M.D. is also a member of our board of directors.
.
Joshua A. Bloom, M.D., age 54, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom has served on the board of directors of Kenosha Health Services Corporation since 1993 and the board of Hospice Alliance, Inc since 1994 and Medical Director there since 1998. He has also served on the board of the Beth Israel Sinai Congregation since 1998 where he served as the President from 2004 until earlier this year. Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

Roger S. Greene, age 55, has been a member of our board of directors since July 2007. He is the Managing Director and co-founder of Stanmore Capital Partners, LLC, a merchant banking firm that focuses upon the acquisition of small cash flow positive private companies, primarily in the health care services business. He is also owner and CEO of Marquette Advisors, Inc., a firm that provides consulting in the same areas. Projects have included a roll up of sleep diagnostic centers, acquisitions of companies in the blood plasma collection business and specialty medical education field. Mr. Greene is currently a director of Patient Home Monitoring Corp. (TSXV: PHM). Previously, he has worked with Brazos Fund and Lone Star Fund as general counsel. For Lone Star, Mr. Greene was responsible for negotiation and structuring of asset acquisitions from foreign entities. Prior to that time, he also worked on resolution and management of the assets of American Savings and Loan Association after the acquisition of American Savings Bank by the Robert M. Bass Group. Mr. Greene has also acted as a principal in real estate and operating company acquisitions. Mr. Greene resides in California.

James S. Jacobs, M.D., age 56, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, age 64, has been a member of our board of directors since July 2007. He is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases. Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, age 56, has been a member of our board of directors since July 2007. He is the Senior Research Specialist and project coordinator in the Pharmaceutical Sciences, School of Pharmacy, University of Illinois at Chicago. Mr. Morrissy is a project coordinator for the School of Pharmacy. His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy has managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He has also designed and led focus groups, designed and critiqued research surveys, edited manuscripts and scientific journals. He received a B.A. in History from Western Illinois University in 1976.

Vincent J. Mesolella, age 61, has been a member of our board of directors since October 2009. He has served for the last fifteen years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder and Chief Executive Officer of REI, Inc., a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our directors, executive officers and 10% holders have met all applicable filing requirements, except as described in this paragraph:

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

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

           There were no executive officers' unexercised options at September 30, 2010. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended September 30, 2010.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth the common stock ownership of (i) each person known by Acquired Sales to be the beneficial owner of five percent or more of Acquired Sales’ common stock  as of December 16, 2010. All ownership is of record and beneficial.

Name and Address of Beneficial Owner	Number of Common stock Beneficially Owned	Percentage of Class

Leonard D. Hall	600,000	10.2%
1029 E. 380 North Cir
American Fork, Utah, 84003

Gerard M. Jacobs (1)	4,066,497	69.7%
31 N. Suffolk Lane
Lake Forest, Illinois 60045

Roberti Jacobs Family Trust u/a/d 11-11-99 (2)	1,166,497	20.0%
31 N. Suffolk Lane
Lake Forest, Illinois 60045

(1) Mr. Jacobs, our chairman, chief executive officer, president, secretary, and treasurer has voting control over 4,066,497 or 69.7 of our common stock though a shareholder agreement executed in 2007. Mr. Jacobs’ voting control over those shares deem him a beneficial owner of those shares. Other than Mr. Jacobs’ beneficial ownership of the 4,066,497 shares, none of our other officers or members of our board of directors hold any of our stock.  The 1,166,497 shared owned by the Roberti Jacobs Family Trust as set out in footnote (2) below are included in the 4,066,497 shares deemed beneficially owned by Mr. Jacobs.

(2) The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Jacobs is one of the grantors of the trust corpus, Mr. Jacobs’ mother in law Joan B. Roberti is the trustee, and Mr. Jacobs’ children are the beneficiaries. The trust is irrevocable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subsequent to September 30, 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $20,000. This note bears interest at 10% per annum and is unsecured

During April 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $4,000. This note bears interest at 10% per annum and is unsecured. During the year ended September 30, 2010, the Company incurred interest expense of $181 and made cash payments for interest in the same amount.

            During January 2009 and November 2009, we issued demand promissory notes to CEO and Director Gerard M. Jacobs’ spouse in the amount of $10,000 each. The notes bear interest at 10% per annum and are unsecured. During the years ended September 30, 2010 and 2009, the Company incurred interest expense of $1,892 and $667, respectively, and made cash payments for interest in the amounts of $1,974 and $585, respectively.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits and Reports on Form 8-K.
(a) Exhibits (filed with this report unless indicated below)

Exhibit 3.1*	Articles of Incorporation dated December 12, 1985

Exhibit 3.2*	Amended Articles of Incorporation Dated July 1992

Exhibit 3.3*	Amended Articles of Incorporation Dated November 1996

Exhibit 3.4*	Amended Articles of Incorporation Dated June 1999

Exhibit 3.5*	Amended Articles of Incorporation Dated January 25, 2006

Exhibit 3.6*	Amended Bylaws

Exhibit 5.01+	Shareholder Agreement

Exhibit 10.1++	Private Merchant Banking Agreement-Anniston Capital, Inc.

Exhibit 10.2++	Warrant Agreement #1-Anniston Capital, Inc.

Exhibit 10.3++	Warrant Agreement #2-Anniston Capital, Inc.

Exhibit 10.4++	$100,000 Promissory Note – December 1, 2007

Exhibit 10.5++	$10,000 Promissory Note – January 30, 2008

Exhibit 10.6++	$10,000 Promissory Note – November 9, 2008

Exhibit 10.7	$4,000 Promissory Note – April 19, 2010

Exhibit 10.8	$20,000 Promissory Note – October 12, 2010

Exhibit 31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

*    Exhibit previously filed as an exhibit to Form 10-SB12G on March 23, 2007.
+    Exhibit previously filed as an exhibit to Form 8-K on August 2, 2007.
++  Exhibit previously filed as an exhibit to Form 10-Q on May 17, 2009.

     b.   Reports on Form 8-K

Subsequent to the end of the twelve month period ended September 30, 2010, on November 5, 2010 we filed an 8-K pursuant to Item 8.01. Other Events, that on November 4, 2010, we entered into a letter of intent with Cogility Software Corporation (“Cogility”) wherein we, through a to be formed wholly-owned subsidiary, are to acquire Cogility in a stock-for-stock merger. Cogility is a developer of Model-Driven Complex Event Processing software technology for the U.S. defense and intelligence communities and private sector corporations which have complex information management requirements (www.cogility.com).

The 8-K explains that the closing of the transaction is subject to a number of conditions, including the completion of a 1-for-20 reverse split of Acquired Sales' common stock, completion of mutually acceptable due diligence, delivery of audited financial statements, execution of definitive merger documents, obtaining necessary third party approvals, and completion of all necessary securities filings.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

           The Board of Directors has appointed Hansen, Barnett & Maxwell, P.C., as the independent registered public accountants to audit our consolidated financial statements for the fiscal year ending September 30, 2010.

           Audit Fees. Fees for audit services totaled $15,112 in 2010 and $3,974 in 2009, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

           Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2010 and $0 in 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 2010.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on December 16, 2010.

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