Form 10-K
period 2010-12-31
ACQUIRED SALES CORP
filed 2011-03-31
CIK 1391135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from October 1, 2010 to December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The issuer had no revenues for the three month transitional period ended December 31, 2010.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on March 24, 2011 was $466,598. The voting stock held by non-affiliates on that date consisted of 4,665,985 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of March 30, 2011:
Common Stock: 5,832,482
Preferred Stock: 0

PART I

ITEM 1.   BUSINESS

Acquired Sales Corp. (hereinafter sometimes referred to as “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. We have had no material operations in the past three years.

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

We are interested in software companies, manufactured housing communities, and medical supply and diagnostic companies, but we currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts.  Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

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

We presently have very little cash on hand, approximately $100,000 as of the date of this filing, and our payables are typically greater than our cash on hand. We have no income generating ability and are therefore reliant on raising money from loans or stock sales. These conditions raise substantial doubt about our ability to continue as a going concern. Nevertheless, our financial statements are presented on the assumption that we will continue as a going concern.

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

ITEM 1A.  RISK FACTORS.

We have not yet completed our acquisition of Cogility Software Corp. (hereinafter sometimes referred to as “Cogility”) and have not attained revenues from them.  However, many of these risk factors assume the acquisition of Cogility has occurred. The nature of our business activities subjects us to certain hazards and risks and uncertainties.  We are a currently a shell company. Even if we successfully acquired Cogility, we may continue to need substantial additional capital and development to be able to continue to commercialize and gain market acceptance for Cogility’s products.  You should carefully consider the risk factors and all of the other information included in, or incorporated by reference into, this Annual Report or any supplement, including those included in our most recent Reports or documents provided as exhibits to this Report or other Reports as may be incorporated from time to time.

Our board of directors, given the present resources and condition of the company agree that our internal controls are ineffective and that we may not be able to continue as a going concern.

Risk Factors Relating to Our Company and Our Stock

Our balance sheet is weak and we lack liquidity

Our balance sheet is weak. We have very little cash on hand and our payables are greater than our cash on hand. We can give no assurance that our working capital will be adequate to meet all of our short-term liquidity requirements including payroll. During the past few months, Cogility has restructured over $500,000 of overdue debt and bonuses owed to our employees, in order to try to give us breathing room to raise additional capital. There is no guarantee that we can obtain the funding needed for our operations on acceptable terms, if at all, and neither our directors, officers, or any third party is obligated to provide any financing. A failure to pay our debts and payroll obligations when they become due and payable could materially adversely affect our company and the trading price of our Stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable in the future. We intend to complete the acquisition of Cogility. Cogility has a very limited history of operations, and has been unprofitable in the last two years of its operations. Our acquisition of Cogility involves significant risk, as there can be no assurance that the business of Cogility will be successful or generate any profit. A failure to achieve profitability could materially adversely affect our company and the trading price of our Stock.

Our Stock lacks a meaningful public market

At present no active market exists for our Stock and there is no assurance that a regular trading market will develop and if developed, that it will be sustained. An owner of our Stock may, therefore, be unable to sell our Stock should he or she desire to do so. Or, if an owner of our Stock decides to sell our Stock, such sales could drive the price of our Stock significantly lower. Furthermore, it is unlikely that a lending institution will accept our Stock as pledged collateral for loans. This lack of liquidity could materially adversely affect our company and the trading price of our Stock.

Our Stock may never be listed on a national exchange

Our Stock may never meet the listing requirements of a national exchange. You should not assume that an effort to list our Stock would be successful, or if successful, that such listing requirements will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, and ability to establish a sufficient number of market makers.

Our Stock is be considered a "penny stock" and may be difficult to trade

The U.S. Securities and Exchange Commission ("SEC") has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our Stock may be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, to obtain a written agreement from the purchaser, and to determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our Stock and may adversely affect the ability of investors to sell our Stock, and may materially adversely affect our business and the trading price of our Stock.

Our Stock lacks institutional or analyst support

Our company has limited if any institutional support. In addition, investment banks with research capabilities do not currently follow our Stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our Stock, and may adversely affect an investor's ability to trade a significant amount of our Stock. This lack of institutional or analyst support could materially adversely affect our company and the trading price of our Stock.

The public float of our Stock is small

The public float of our Stock is small, which may limit the ability of some institutions to invest in our Stock. This lack of liquidity could materially adversely affect our company and the trading price of our Stock.

The trading price of our Stock may be volatile and could drop quickly and unexpectedly

The stocks of micro-cap and small-cap companies, especially technology companies, have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macro-economic developments in North America and globally, and market perceptions of the attractiveness of particular industries. This volatility could materially adversely affect our company by making it more difficult to raise capital or complete acquisitions. In addition, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. Our company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert our management’s attention and resources away from our business. For these reasons and others, quick and unexpected drops in the trading price of our Stock are likely from time to time. Volatility in our Stock price could materially adversely affect our company and the trading price of our Stock.

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, some of which are beyond our control. The factors that may affect our quarterly operating results include, but are not limited to, the following:  (1) fluctuations in customer demand for our products and services; (2) the timing and nature of future sales transactions and the accounting treatment with respect to customer contracts; (3) the timing and nature of future capital raises and acquisitions;  (4) the introduction of new products or services and the market responses to those introductions;  (5) customer budgetary pressures and the timing of availability of funding for purchases, or delays in processing or making payments for products or services that have been delivered; (6) changes in pricing policies or service offerings;  (7) changes in the level of administrative costs, sales, marketing and other operating expenses to support future growth; (8) fluctuations in the cost of marketing and advertising; (9) competitive factors; (10) fluctuations in our Stock price which may impact the amount of stock-based compensation expense we are required to record; (11) possible impairments of the recorded amounts of goodwill, intangible assets, or other long-lived assets; (12) the timing and amount of expenses associated with future litigation or restructuring activities; (13) new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; (14) deterioration in the credit quality of our accounts receivable and an increase in the related provision; (15) disputes or disagreements with our customers; (16) changes in our customers' strategies, budgets or priorities for developing, acquiring, deploying, or evaluating software or other technology; (17) new software or other technologies; (18) changes in laws, rules and regulations; (19) changes in our effective income tax rate; (20) costs related to the development or acquisition of software, other technology, or businesses; (21) increases in the costs of software licenses or other intellectual property-related costs; and (22) general economic conditions.

Consequently, period-to-period comparisons of our results of operations will not necessarily be meaningful, and you should not rely on period-to-period comparisons of our results of operations as an indication of our future performance. Our results of operations may fall below the expectations of acquisition candidates, of research analysts (if any), of investors, or of our own forecasts in some future periods, which may have a material adverse effect on our company and the trading price of our Stock.

We are adversely affected by the difficult economy and by turmoil in the financial markets

Our business and our clients' businesses are materially adversely affected by periods of significant economic slowdown or recession, fears of inflation or deflation, rising interest rates, declining demand for our products or our clients' products, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, the capital and credit markets have been experiencing, and continue to experience, volatility and disruption. Current national and global financial and business conditions have been very difficult, and numerous financial institutions and businesses either have gone into bankruptcy or have had to be rescued by governmental authorities. Access to financing has been negatively impacted by both sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. Credit remains tight.  In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. These factors could materially adversely affect our company and the trading price of our Stock.

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital, both for our existing operations, for organic growth and for acquisitions. In addition to the $920,000 raised in a private placement in the first three months of 2011, we hope to raise additional capital for our Cogility Software Corporation subsidiary over the next few months, and potentially more for other acquisitions. However, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

We cannot assure you that we will be able to raise the needed capital on commercially acceptable terms, or at all. Delay, disruption, or failure to obtain sufficient financing may result in the delay or failure of our business plans. Our inability to raise sufficient capital on commercially acceptable terms, or at all, could have a material adverse effect on our company and the trading price of our Stock.

Our Stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our Stock or other securities convertible into our Stock. We also may issue significant numbers of shares of our Stock, or options, warrants, or other securities convertible into shares of our Stock, as a portion of the consideration for acquisitions. Such transactions may significantly increase the number of outstanding shares of our Stock, and may be highly dilutive to our existing Stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding Stock. This dilution could have a material adverse effect on our company and the trading price of our Stock. In addition, we have options and warrants outstanding to purchase 3,782,925 shares of our common stock (post proposed reverse split). If all of these options and warrants were to be exercised, the number of outstanding shares of our common stock would increase significantly. This dilution could have a material adverse effect on our company and the trading price of our Stock.

Raising capital by selling our Stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our company and the trading price of our Stock.

Raising capital by selling our Stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. We may be required to pay fees equal to 7% or more of the gross sales proceeds raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer's common stock in advance of the pricing of the issue. This could make our raising capital by selling equity securities significantly more expensive and materially adversely affect the trading price of our Stock.

Debt financing is difficult to obtain

Debt financing is difficult to obtain in the current credit markets. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our company and the trading price of our Stock.

Raising capital by borrowing could be risky

If we were to raise capital by borrowing to fund our operations or acquisitions, it could be risky. Borrowing typically results in less dilution than in connection with equity financings, but it also would increase our risk, in that cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi equity accommodations. These risks could materially adversely affect our company and the trading price of our Stock.

Our financing decisions may be made without Stockholder approval

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions and other key operating parameters, are determined by our board of directors in its discretion, in many cases without any notice to or vote by our Stockholders. This could materially adversely affect our company and the trading price of our Stock.

We lack investor relations, public relations and advertising resources

We lack the resources to properly support investor relations, public relations, and advertising efforts. This puts us at a disadvantage with potential acquisition candidates, investors, research analysts, customers, and job applicants. These disadvantages could materially adversely affect our company and the trading price of our Stock.

Sales of our Stock could cause the trading price of our Stock to fall

Sellers of our Stock might include our existing stockholders who have held our Stock for years, former stockholders of Cogility who may now own our Stock, or our directors, officers or employees who might exercise stock options and simultaneously sell our Stock. Since the trading volume of our Stock is very low and the amount of our Stock in the public float is very small, any sales or attempts to sell our Stock, or the perception that sales or attempts to sell our Stock could occur, could adversely affect the trading price of our Stock.

An increase in interest rates may have an adverse effect on the trading price of our Stock

An increase in market interest rates may tend to make our common stock less attractive relative to other investments, which could adversely affect the trading price of our common stock.

Increases in taxes and regulatory compliance costs may reduce our revenue

Costs resulting from changes in or new income taxes, value added taxes, service taxes, or other taxes, may not be able to be passed along to clients and consequently may adversely affect our margins. This could materially adversely affect our company and the trading price of our Stock.

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business, our clients' businesses, and the trading price of our Stock.

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our Stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our company which they oppose even if our other stockholders believe it is in their best interests. Assuming the closing of the acquisition of Cogility, Gerard M. Jacobs and Matthew Ghourdjian will collectively beneficially own a substantial majority of our shares of common stock. They have agreed to vote all of the shares of our Stock that are legally or beneficially owned by them or their affiliates in favor of the election of slates of directors which have been mutually selected by them, and as to certain other matters. In addition, our shareholders have authorized Gerard M. Jacobs to seek similar shareholders agreements and/or proxies from other parties, including potential future capital sources and the owners of potential future acquisition candidates. Accordingly, Gerard M. Jacobs and Matthew Ghourdjian, if the corporate actions set out herein are consummated, will have substantial influence over our policies and management.  We may take actions supported by Gerard M. Jacobs and Matthew Ghourdjian that may not be viewed by some stockholders to be in our best interest, or Gerard M. Jacobs and Matthew Ghourdjian could prevent or delay a change in our control which they oppose even if our other stockholders believe it is in their best interests. This could materially adversely affect our company and the trading price of our Stock.

State law and our articles of incorporation and bylaws help preserve insiders' control over us

Provisions of Nevada state law, our articles of incorporation and by-laws may discourage, delay or prevent a change in our management team that stockholders may consider favorable.  These provisions may include: (1) authorizing the issuance of “blank check” preferred stock without any need for action by stockholders; (2) permitting stockholder action by written consent; and (3) establishing advance notice requirements for nominations for election to the board of directors, or for proposing matters that can be acted on by stockholders at stockholder meetings. These provisions, if included in our articles of incorporation or by-laws, could allow our board of directors to affect an investor’s rights as a stockholder since our board of directors could make it more difficult for preferred stockholders or common stockholders to replace members of the board of directors.  Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt to replace the current or future management team. These factors could adversely affect our company or the trading price of our Stock.

Our directors and Chief Executive Officer allocate their time to other businesses

Our Chief Executive Officer’s primary business activity during the past year (generally 20-40 hours per week) has been the investigation and negotiation of potential acquisitions including Cogility. However, our Chief Executive Officer and our directors are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating their time between our operations and the operations of other businesses.  Our Chief Executive Officer and each of our directors is engaged in one or more other business endeavors and is not obligated to contribute any specific number of hours per day or per week to our affairs. This situation limits our Chief Executive Officer’s and our directors’ ability to devote time to our affairs and could have a negative impact on our ability to raise money or consummate a business combination. This could have a negative impact on our company and on our stock price.

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the future roles of our current directors and officers. Some of our current directors and officers are and will in the future be involved in other businesses, and are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating their time between our operations and the operations of other businesses. We have no employment agreements with any of our existing directors or officers. Some or all of our current directors and officers may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting and retaining our directors and officers may be expensive, and may require that we enter into long term employment agreements, issue stock options, and otherwise incentivize our directors and officers. The costs of these incentives could materially adversely affect our company and the trading price of our Stock.

We indemnify our directors and officers, and certain other parties

Our bylaws specifically limit the liability of our officers and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The Bylaws also provide for indemnification of our officers and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. In the ordinary course of business, we also may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. We may also agree to indemnify former officers, directors and employees of acquired companies in connection with the acquisition of such companies. Such indemnification agreements may not be subject to maximum loss clauses. It is not possible to determine the maximum potential amount of exposure in regard to these obligations to indemnify, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Use of our capital or assets for such indemnification would reduce amounts available for the operations or for distribution to our investors, which could materially adversely affect our company and the trading price of our Stock.

We do not expect to pay dividends

For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth and that dividends may not be paid to the holders of our Stock, which may have a material adverse effect on our company and the trading price of our Stock.

Our cost of being a publicly traded company will increase significantly once we own a business

While we were a shell corporation, our costs of being a publicly traded company were limited. Now that we are in the process of taking ownership of Cogility, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase significantly. These additional costs are expected to be material and to include the hiring of a qualified full-time Chief Financial Officer, as well as additional employees and/or the retention of additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act.  While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase by at least $250,000 per year.

Risk Factors Relating To Future Acquisitions

We may not be able to identify, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring additional companies or assets.  We may not, however, be able to identify or acquire companies or assets on acceptable terms if at all.  Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness.  There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future.  Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

We may acquire businesses without any apparent synergies with Cogility

In an effort to diversify our sources of revenue and profits, we may decide to acquire businesses without any apparent synergies with Cogility. For example, we believe that the acquisition of manufactured housing communities across the U.S. or acquisition of a medical supply or diagnostic company may be an important way for us to enhance our Stockholder value. Notwithstanding the critical importance of diversification, some members of the investment community and research analysts would prefer that micro-cap or small-cap companies restrict the scope of their activity to a single line of business, and may not be willing to make an investment in, or recommend an investment in, a micro-cap or small-cap company that undertakes multiple lines of business. This situation could materially adversely impact our company and the trading price of our Stock.

We may not be able to properly manage multiple businesses

We may not be able to properly manage multiple businesses. Managing multiple businesses would be more complicated than managing a single line of business, and would require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses could materially adversely affect our company and the trading price of our Stock.

We may not be able to successfully integrate new acquisitions

Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate those companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential requiring significant management time and attention.  In addition, the successful integration of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses could have a material adverse effect on our company and the trading price of our Stock.

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in software companies, manufactured housing communities, and medical supply and diagnostic companies, other businesses, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predicable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and  (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our Stock.

Future acquisitions may fail to perform as expected

Future acquisitions may fail to perform as expected. We may overestimate cash flow, underestimate costs, or fail to understand risks. This could materially adversely affect our company and the trading price of our Stock.

Competition may result in overpaying for acquisitions

Other investors with significant capital may compete with us for attractive investment opportunities. These competitors may include publicly traded companies, private equity firms, privately held buyers, individual investors, and other types of investors. Such competition may increase the price of acquisitions, or otherwise adversely affect the terms and conditions of acquisitions. This could materially adversely affect our company and the trading price of our Stock.

We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating acquisitions

We have limited cash to cover our operating expenses and to cover the expenses incurred in connection with money raising and a business combination. It is possible that we could incur substantial costs in connection with money raising or a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This could have a negative impact on our company and our Stock price.

The nature of our proposed future operations is speculative and will depend to a great extent on the businesses which we acquire

While management typically intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success if any will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control. If the operations, financial condition or management of the acquired company were to be disrupted or otherwise negatively impacted following an acquisition, our company and our Stock price would be negatively impacted.

We may take actions that will not require our stockholders' approval

The terms and conditions of any acquisition could require us to take actions that would not require your approval.  In order to acquire certain companies or assets, we may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock.  Not all of these actions would require your approval even if these actions dilute your economic or voting interest as a shareholder.

Our investigation of potential acquisitions will be limited

Our analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation”. In a so-called “due diligence investigation”, we intend to obtain and review materials regarding the business opportunity. Typically such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our officers or agents to meet personally with management and key personnel of target businesses, ask questions regarding the company’s prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise. Any failure of our typical “due diligence investigation” to uncover issues and problems relating to potential acquisition candidates could materially adversely affect our company and the trading price of our Stock.

We will have only a limited ability to evaluate the directors and management of potential acquisitions

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

We will be dependent on outside advisors to assist us

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

We may be unable to protect or enforce the intellectual property rights of any target business that we acquire or the target business may become subject to claims of intellectual property infringement

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, and trade secrets may be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have an adverse effect on our competitive position and business. Further, depending on the target business or businesses that we acquire, it is likely that we will have to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. These factors could negatively impact our company and the trading price of our Stock.

Integrating acquired businesses may divert our management's attention away from our day-to day operations and harm our business

Acquisitions generally involve significant risks, including the risk of overvaluation of potential acquisitions and risks in regard to the assimilation of personnel, operations, products, services, technologies, and corporate culture of acquired companies. Dealing with these risks may place a significant burden on our management and other internal resources. This could materially adversely affect our business and the trading price of our Stock.

We may fail to manage our growth effectively

Future growth through acquisitions and organic expansion would place a significant strain on our managerial, operational, technical, training, systems and financial resources. We can give you no assurance that we will be able to manage our expanding operations properly or cost effectively.  A failure to properly and cost-effectively manage our expansion could materially adversely affect our company and the trading price of our Stock.

The management of companies we acquire may lose their enthusiasm or entrepreneurship after the sale of their businesses

We can give no assurance that the management of future companies we acquire will have the same level of enthusiasm for the operation of their businesses following their acquisition by us, or if they cease performing services for the acquired businesses that we will be able to install replacement management with the same skill sets and determination. There also is always a risk that management will attempt to reenter the market and possibly seek to recruit some of the former employees of the business, who may continue to be key employees of ours. This could materially adversely affect our business and the trading price of our Stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination

We believe we will not be subject to regulation under the Investment Company Act insofar as we will not be engaged in the business of investing or trading in securities. However, in the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we may become subject to regulation under the Investment Company Act. In such event, we may be required to register as an investment company and may incur significant registration and compliance costs. We have obtained no formal determination from the government as to our status under the Investment Company Act, and consequently, any violation of such Act might subject us to material adverse consequences.

Risk Factors Relating To Accounting And Internal Financial Controls

We do not currently employ a qualified full time Chief Financial Officer

We do not currently employ a qualified full time Chief Financial Officer.  There is no assurance that we will be able to promptly find and hire such a qualified full time Chief Financial Officer, nor at a compensation level acceptable to us. This could materially adversely affect our company and the trading price of our Stock.

We may incur liabilities to tax authorities in excess of amounts that have been accrued

The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities which may have an adverse impact on our results of operations and financial condition. Such tax liabilities could materially adversely affect our company and the trading price of our Stock.

New accounting standards could adversely impact us

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (GAAP). The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes to GAAP could adversely impact our results of operations, financial condition and other financial measures. Such changes could materially adversely affect our company and the trading price of our Stock.

If we fail to maintain an effective system of internal financial controls, we may not be able to accurately report our financial results or prevent fraud

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal controls over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. In the event that we acquired Cogility, we will be subject together to these internal control procedures upon the filing of our first post-merger periodic report. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal control over financial reporting is effective. A failure to fully comply with the requirements of the Sarbanes-Oxley Act could materially adversely affect our business and the trading price of our Stock.

Decreased effectiveness of stock options could adversely affect our ability to attract and retain employees

We expect to use stock options as a key component of our employee compensation program in order to align employees’ interests with the interests of our Stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our Stock price may adversely affect our ability to retain key employees or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options may have exercise prices in excess of our then-current stock price, or may have expired worthless. To the extent these circumstances occur, our ability to retain employees may be adversely affected. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees. Any of these situations could materially adversely affect our company and the trading price of our Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

           Acquired Sales is provided rent-free office space by our sole officer and one of the directors of Acquired Sales at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Acquired Sales is generally not responsible for reimbursement of out-of-pocket office expenses such as telephone, postage or supplies.

            Acquired Sales owns no property.

ITEM 3. LEGAL PROCEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business, in particular, that may relate to defense of our intellectual property rights.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.  (THIS ITEM HAS BEEN REMOVED AND RESERVED BY THE SEC)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted under the symbol AQSP on the OTC market.  Our shares generally do not trade and the trading price of our shares is not necessarily of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  As of March 24, 2011, there was not a bid and ask price of our common stock available, the most recent trading price of $0.10 on May 13, 2009.

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2010
4th Quarter	$0.10	$0.10
3rd Quarter	$0.10	$0.10
2nd Quarter	$0.10	$0.10
1st Quarter	$0.10	$0.10

Year Ended December 31, 2009
4th Quarter	$0.10	$0.10
3rd Quarter	$0.10	$0.10
2nd Quarter	$0.10	$0.10
1st Quarter	$0.10	$0.10

(1)            The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Google Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 24, 2011, a total of 5,832,482 shares of Acquired Sales’ common stock were outstanding and there were 217 holders of record of Acquired Sales’ common stock. In addition to our outstanding common stock, in November 2010, we issued options to purchase 12,600,000 shares of our common stock at $0.10 per share, with vesting conditional upon the closing of our merger with Cogility. In addition, in the first quarter of 2011, we issued warrants to purchase 9,200,000 shares of common stock at $0.10 per share. For a detailed description of this issuance, please refer to “Item 9B Other Information” herein.  None of these warrants have been exercised into shares of common stock, but may be exercised at any time in the sole discretion of the holder.

Dividends

We have never declared or paid a cash dividend and do not foresee paying one in the near future.  Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Unregistered Sales of Equity Securities.

Private Placement of 3% Notes and Warrants

Commencing on January 31, 2011 through March 15, 2011, we issued warrants to purchase 9,200,000 pre-split shares of common stock at $0.10 to seven parties, two of which, Roger S. Greene and Vincent J. Mesolella, serve on our board of directors and one of which, the Roberti Jacobs Family Trust, is an affiliate of the Company as the holder of 20% of our outstanding common stock. No placement agent compensation has been paid in this financing.

The warrants are exercisable through March 31, 2016.   The warrants were an equity “kicker” in connection with $700,000 in loans to us at an interest rate of 3%, the exchange and settlement of a $200,000 note payable to the Roberti Jacobs Family Trust, which note payable had previously been assumed from Cogility Software Corporation (Cogility), and the transfer and assignment from an unrelated third party of a $20,000 note receivable from Cortez Systems.  The promissory notes accrue interest at the rate of 3% per annum payable quarterly on the last day of each calendar quarter beginning March 31, 2011, mature on December 31, 2014 and are secured by all of the assets of the Company.

In addition to the 3% promissory notes and warrants described above, at any time during the first 90 days following the date of the completion of the proposed merger with Cogility, each investor in the private placement offering has the right to make a second loan to the Company in the same amount and on the same terms as the 3% promissory notes and warrants described above. Under current accounting guidance, none of the consideration received was allocated to the investors’ rights to make additional loans.

The foregoing is a summary only of the 3% Note and Warrant, a copy of the forms of which, along with the form of subscription agreement entered into with investors in this offering, are each annexed as exhibits to this Annual Report, the provisions of which are incorporated herein.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Purchases of Equity Securities

No repurchases of our common stock were made during 2010.

ITEM 6.  SELECTED FINANCIAL DATA

We had a public float of less than $75 million for the past several years (including as of the last business day of our most recently completed second fiscal quarter as set out by Rule). As a result, we qualify as a smaller reporting company, as defined by Rule 229.10(f)(1). As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this report and the “Forward Looking Statements” section in the forepart of this Report and the “Risk Factors” set forth in Part I of this Report, as may be amended or updated from time to time.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  These statements are based on current information available to management.  No assurance can be made that any of our forward looking statements will materialize as planned.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” and “Risk Factors” and other business risks and information, set forth herein, as well as the “Business” section above.

Results of Operations

For the Year Ended December 31, 2010 compared with Period Ended December 31, 2009

During the three months ended December 31, 2010 and the years ended September 30, 2010 and 2009, we had no revenue, had net losses of $326,259, $26,019 and $12,336, respectively, and used $14,806, $14,058 and $10,658, respectively, of cash in our operating activities. At December 31, 2010, our current liabilities included accounts payable of $17,055 and notes payable to related parties in the amount of $44,000. At December 31, 2010, we had $5,148 in cash and a working capital deficit of $55,907. Through December 31, 2010, the loans to us from persons affiliated with Gerard M. Jacobs, our chief executive officer, have provided the needed capital to meet our operations to date. For years, we have existed as a public shell searching for assets or business(es) to acquire. Costs and expenses related to legal, accounting, merchant banking, management, employees, and office space has been either extremely low or non-existent during this public shell period. While we currently remain a public shell, our increased operating expenses in the second half of the 2010 was a result of increased legal, accounting, audit, travel and interests fees resulting from negotiations and agreements with Cogility. Since entering into a letter of intent with Cogility to move toward acquiring them, we have worked to create a number of legal and audited and unaudited accounting documents for both internal and transactional use as well as for use in public disclosure. The costs are reflected in our financial statements. As we lack the assets and revenues necessary to produce cash to meet these expenses, we have been forced to borrow these funds.

As discussed we intend to complete a merger with Cogility. In addition to Cogility, we intend to evaluate, structure and potentially complete other mergers with, or acquisition of, other prospects consisting of private companies, partnerships or sole proprietorships. We may seek to acquire a controlling or minority interest in such entities in contemplation of later completing an acquisition.

Liquidity and Capital Resources

As of December 31, 2010, we had $5,148 in cash on hand, compared to no cash on hand at December 31, 2009. In the past we have been totally reliant on management and our affiliates to fund our operations via loans made to us. For instance, to sustain the company, affiliated parties loaned the company $44,000 since 2009. As described in Item 9B below, we have borrowed an additional $700,000. However, we in turn loaned the majority of those funds, $600,000, to Cogility. We have also needed to deploy cash to meet the increased expenses described above to meet legal, accounting and other costs in connection with the proposed Cogility transaction.  These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to meet our ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, we are dependent on management being willing to continue to serve without monetary remunerations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ACQUIRED SALES CORP.
(a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

December 31, 2010, September 30, 2010 and 2009

ACQUIRED SALES CORP.
(a development stage enterprise)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets, December 31, 2010, September 30, 2010 and 2009	F-2

Statements of Operations for the three months ended December 31, 2010 and 2009 (2009 unaudited), for the years ended September 30, 2010 and 2009 and for the Period from May 27, 2004
    Date of Inception of the Development Stage) through December 31, 2010
F-3

Statements of Stockholders’ Deficit for the Period from May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2007, for the Years Ended September 30, 2008,
    2009 and 2010, and for the Three Months Ended December 31, 2010
F-4

Statements of Cash Flows for the three months ended December 31, 2010 and 2009 (2009 unaudited), for the years ended September 30, 2010 and 2009 and for the Period from May 27, 2004
    (Date of Inception of the Development Stage) through December 31, 2010
F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corporation

We have audited the accompanying balance sheets of Acquired Sales Corporation as of December 31, 2010 and September 30, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the three months ended December 31, 2010, for the years ended September 30, 2010 and 2009, and for cumulative period from May 27, 2004 (date of inception of the development stage) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquired Sales Corporation as of December 31, 2010 and September 30, 2010 and 2009, and the results of their operations and their cash flows for the three months ended December 31, 2010, for the years ended September 30, 2010 and 2009, and for the cumulative period from May 27, 2004 (date of inception of the development stage) through December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and during the three months ended December 31, 2010 and the years ended September 30, 2010 and 2009, it incurred losses from operations and had negative cash flows from operating activities. As of December 31, 2010, the Company had not generated any revenue from operations since the date of inception of the development stage through December 31, 2010, and the Company had a capital deficit and a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 24, 2011

ACQUIRED SALES CORP.
(a development stage enterprise)
Balance Sheets

	December 31,	September 30,
	2010	2010	2009
ASSETS
Current Assets:
Cash	$5,148	$-	$12
Prepaid expense	-	-	25
TOTAL ASSETS	$5,148	$-	$37

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Deficit in bank	$-	$46	$-
Accounts payable	17,055	14,389	2,371
Notes payable - related parties	44,000	24,000	10,000
Note interest payable - related party	-	-	82
Total Current Liabilities	61,055	38,435	12,453

Stockholders' Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833	5,833
Additional paid-in capital	454,754	145,967	145,967
Deficit accumulated prior to the development stage	(69,151)	(69,151)	(69,151)
Deficit accumulated during the development stage	(447,343)	(121,084)	(95,065)
Total Stockholders' Deficit	(55,907)	(38,435)	(12,416)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,148	$-	$37

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Operations

					For the period
					May 27, 2004
					(Date of Inception
	For the Three Months Ended		For the Years Ended		of the Development
	December 31,		September 30,		Stage) through
	2010	2009	2010	2009	December 31, 2010
		(Unaudited)
Expenses:
General and administrative	$(325,210)	$(5,099)	$(23,946)	$(11,669)	$(497,767)
Waiver of tax liability penalty	-	-	-	-	60,364
Interest	(1,049)	(407)	(2,073)	(667)	(9,940)
Net Loss	$(326,259)	$(5,506)	$(26,019)	$(12,336)	$(447,343)

Basic and diluted loss per share	$(0.06)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	5,832,482	5,832,482	5,832,482	5,832,482

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Stockholders' Deficit
for the Period from May 27, 2004 (Date of Inception of the Development Stage) through September 30, 2007, for the Years Ended September 30, 2008, 2009 and 2010 and for the Three Months Ended December 31, 2010

				Deficit	Deficit
				Accumulated	Accumulated	Total
			Additional	Prior to the	During the	Stockholders'
	Common Stock		Paid-in	Development	Development	Equity
	Shares	Amount	Capital	Stage	Stage	(Deficit)

Balance, May 27, 2004 (Date of
Inception of the Development
Stage)	684,990	$685	$(685)	$(69,151)	$-	$(69,151)
Common stock issued for cash,
May 2004, $0.001 per share	4,000,000	4,000	36,000	-	-	40,000
Common stock redeemed for
cash, May 2004, $0.001
per share	(19,005)	(19)	(171)	-	-	(190)
Capital contributed by officer,
September 30, 2004	-	-	20	-	-	20
Conversion of note payable to
related party into common stock
July 2007, $0.086 per share	1,166,497	1,167	98,833	-	-	100,000
Issuance of 175,000 warrants
for services, August 2007,
$0.068 per warrant	-	-	11,970	-	-	11,970
Net loss through September 30, 2007	-	-	-	-	(48,023)	(48,023)

Balance, September 30, 2007	5,832,482	5,833	145,967	(69,151)	(48,023)	34,626
Net loss	-	-	-	-	(34,706)	(34,706)

Balance, September 30, 2008	5,832,482	5,833	145,967	(69,151)	(82,729)	(80)
Net loss	-	-	-	-	(12,336)	(12,336)

Balance, September 30, 2009	5,832,482	5,833	145,967	(69,151)	(95,065)	(12,416)
Net loss	-	-	-	-	(26,019)	(26,019)

Balance, September 30, 2010	5,832,482	5,833	145,967	(69,151)	(121,084)	(38,435)
Stock Option Compensation	-	-	308,787	-	-	308,787
Net loss	-	-	-	-	(326,259)	(326,259)

Balance, December 31, 2010	5,832,482	5,833	454,754	(69,151)	(447,343)	(55,907)

See accompanying notes to the financial statements.

ACQUIRED SALES CORP.
(a development stage enterprise)
Statements of Cash Flows

					For the period
					May 27, 2004
					(Date of Inception
	For the Three Months Ended		For the Years Ended		of the Development
	December 31,		September 30,		Stage) through
	2010	2009	2010	2009	December 31, 2010
		(unaudited)
Cash Flows from Operating Activities:
Net loss	$(326,259)	$(5,506)	$(26,019)	$(12,336)	$(447,343)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	-	-	20
Share-based compensation	308,787	-	-	-	308,787
Waiver of tax liability penalty	-	-	-	-	(60,364)
Issuance of warrants for services	-	-	-	-	11,970
Changes in assets and liabilities:
Prepaid expense	-	6	25	(25)	-
Accounts payable	2,666	1,893	12,018	1,621	17,055
Note interest payable - related party	-	(82)	(82)	82	-
Payroll tax penalties and accrued interest	-	-	-	-	(8,787)
Net Cash Used by Operating Activities	(14,806)	(3,689)	(14,058)	(10,658)	(178,662)

Cash Flows from Financing Activities:
Deficit in bank	(46)	-	46	-	-
Proceeds from issuance of note payable to
related parties	20,000	10,000	14,000	10,000	239,000
Payment of principal on note payable to
related parties	-	-	-	-	(95,000)
Proceeds from issuance of common stock	-	-	-	-	40,000
Redemption of common stock	-	-	-	-	(190)
Net Cash Provided by Financing Activities:	19,954	10,000	14,046	10,000	183,810

Net Increase (Decrease) in Cash	5,148	6,311	(12)	(658)	5,148
Cash at beginning of period	-	12	12	670	-
Cash at End of Period	$5,148	$6,323	$-	$12	$5,148

Supplemental Cash Flow Information
Cash paid for interest	$1,049	$478	$2,155	$585

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

On November 15, 2010 the Company’s Board of Directors approved and with a record date of November 23, 2010 a majority of the Company’s stockholders approved by written consent the following actions: a) increase the number of shares of common stock authorized to be issued from 50,000,000 to 100,000,000; b) to change the fiscal year end from September 30 to December 31; c) a 1-for-20 reverse split of common stock and warrants; d) the acquisition of Cogility Software Corporation (“Cogility”); and e) a stock option plan relating to the options associated with the letter of intent with Cogility. The Company has undertaken to change its year end to December 31; however, none of the other approved actions have been consummated.

Development stage enterprise – The Company is a development stage enterprise and has not engaged in any operations that have generated revenue. The Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to enter into a reverse acquisition with an operating entity. On November 4, 2010 the Company entered into a letter of intent with Cogility and commenced taking such other action as required by such letter of intent as further described below.

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

Fair value of financial instruments – The carrying amounts reported in the balance sheets for accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Basic and diluted loss per share – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential dilutive common shares. There were 12,600,000 stock options outstanding at December 31, 2010 that were excluded from the calculation of diluted loss per share as their effect was anti-dilutive. There were 175,000 warrants outstanding at December 31, 2009 (unaudited) and September 30, 2010 and 2009 that were excluded from the calculation of diluted loss per share as their effect was anti-dilutive.  These warrants expired at December 31, 2010.

Business condition – The Company’s financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the three months ended December 31, 2010 and the years ended September 30, 2010 and 2009, the Company had no revenue, had net losses of $326,259, $26,019 and $12,336, respectively, and used $14,806, $14,058 and $10,658, respectively, of cash in its operating activities. At December 31, 2010, the Company’s current liabilities included accounts payable of $17,055 and notes payable to related parties in the amount of $44,000. At December 31, 2010, the Company had $5,148 in cash and a working capital deficit of $55,907. Loans from related parties have provided the needed capital for the Company to date; however, substantial doubt remains about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on management being willing to continue to serve without monetary remunerations.

Subsequent to December 31, 2010, the Company entered into substantial indebtedness as a result of the AQSP Private Placement (See Note 8).

Stock-Based Compensation – The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

Recently adopted accounting standards – In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted this new guidance upon its effective date.

Other accounting standards that have been issued by the FASB (or rules and interpretive releases of the SEC) are not expected to have a material impact on the Company’s financial statements.

Note 2 – Related Party Transactions

During January and November 2009, the Company issued demand promissory notes to the spouse of the Company’s sole officer and one of its directors in the amount of $10,000 and $10,000, respectively. These notes bear interest at 10% per annum and are unsecured. During the three months ended December 31, 2010 and the years ended September 30, 2010 and 2009, the Company incurred interest expense of $504, $1,892 and $667, respectively, and made cash payments for interest in the amounts of $504, $1,974 and $585, respectively.

During April 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $4,000. This note bears interest at 10% per annum and is unsecured. During the three months ended December 31, 2010 and the year ended September 30, 2010, the Company incurred interest expense of $101 and $181, respectively and made cash payments for interest in the same amount.

On October 12, 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $20,000. This note bears interest at 10% per annum and is unsecured. During the three months ended December 31, 2010, the Company incurred interest expense of $444 and made cash payments for interest in the same amount.

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

Pursuant to the Letter Agreement, the merchant bank fulfilled its obligation to provide services on December 31,
2007.  Under the terms of the agreement, the Company paid a one-time $20,000 fee and prepaid accountable expenses of $10,000. In addition, the Company issued warrants exercisable for 175,000 shares of common stock at
$0.10 per share.  The Company valued these warrants at August 2007 at $11,970 using the Black-Scholes option pricing model with the following assumptions: 150% volatility; risk free interest rate of 6.25%; 0% yield; and 3.0 year estimated life and charged this amount to expense. Under certain conditions and events, the Company may become obligated to make additional cash payments of six percent of the gross proceeds of an equity investment and three percent of the gross proceeds of a debt investment received by the Company and two percent of the consideration received by the Company as a transactional fee. The Company may also be required to issue additional warrants exercisable at the same price as shares being issued in an equity investment.  These warrants expired on December 31, 2010 at which time none had been exercised.

Note 5 – Letter of Intent

On November 4, 2010 the Company entered into an Agreement (the “November 4, 2010 Agreement”) which included a letter of intent with Cogility, a software technology company specializing in Model-Driven Complex Event Processing for the U.S. defense and intelligence communities and private sector corporations with complex information management requirements, for a wholly-owned subsidiary of the Company to acquire Cogility in a stock-for-stock merger (“Cogility Merger”). The closing of the Cogility Merger contemplated by the letter of intent is subject to a number of conditions including completion of mutually acceptable due diligence, execution of definitive merger documents and obtaining necessary third party approvals. In addition, Cogility will be required to deliver audited financial statements to the Company and the Company will be required to complete a 1-for-20 reverse split of its common stock, options and warrants as a condition precedent to the closing of the Cogility Merger and all necessary filings with the SEC.

Pursuant to the November 4, 2010 Agreement:

(1) on November 4, 2010, the Company issued to its director and sole officer and five of its non-officer directors options to acquire an aggregate of 12,600,000 pre-split shares of its common stock at an exercise price of $.10 per share (upon completion of the 1-for-20 reverse split, these options shall be converted into an aggregate of 630,000 options, each with an exercise price of $2.00 per share), with the vesting of such options being contingent upon the closing of the Cogility Merger;

(2) on November 4, 2010, Cogility issued to the Company’s sole officer options to acquire an aggregate of 2,500,000 shares of Cogility’s common stock at an exercise price of $0.377358 per share (upon completion of the 1-for-20 reverse split and the closing of the Cogility Merger, these options shall be converted into an aggregate of 471,698 options, each with an exercise price of $2.00 per share), with the vesting of such options being contingent upon the completion of a private placement of common stock, preferred stock, convertible preferred stock, debt, or convertible debt by Cogility or the Company either prior to, simultaneously with, or after the closing of the Merger in the amount of $500,000 or more;

(3) on November 4, 2010, Cogility issued to the Company’s sole officer and two of its directors options to acquire an aggregate of 795,000 shares of Cogility’s common stock at an exercise price of $0.001 per share (upon completion of the 1-for-20 reverse split of the Company’s common stock and the closing of the Cogility Merger, these options shall be converted into an aggregate of 150,000 Company options, each with an exercise price of $.001 per share), with the vesting of such options being contingent upon the completion of a private placement of common stock, preferred stock, convertible preferred stock, debt, or convertible debt by Cogility or the Company either prior to, simultaneously with, or after the closing of the Merger in the amount of $500,000 or more;

(4) at the closing of the Cogility Merger, the Company will issue an aggregate of 2,175,564 post-split shares of its common stock to Cogility stockholders (which include an affiliate of the Company's sole officer and one of the Company's directors);

(5) at the closing of the Cogility Merger, the Company will issue to Cogility’s option holders (these being in addition to options mentioned in (2) and (3) above), options to acquire an aggregate of 497,170 post-split shares of the Company's common stock at exercise prices ranging from $1.06 to $5.00 per share; and

(6) at the closing of the Cogility Merger, the Company will issue options to acquire an aggregate of 1,500,000 post-split shares of the Company's common stock at an exercise price of $5.00 per share to the Company’s current or future directors, officers, employees or consultants of or to Cogility.

Note 6 – Stock Options

In connection with the letter of intent described in Note 5, during the three months ended December 31, 2010 the Company issued to its director and sole officer and five of its non-officer directors, options to purchase an aggregate of 12,600,000 shares of its common stock at an exercise price of $0.10 per share.

The total value of the options issued was $801,762, and was measured using the Black-Scholes valuation model using the assumptions noted in the following table. The Black-Scholes option pricing model incorporates ranges of assumptions for inputs. Expected volatilities are based on the historical volatility of an appropriate industry sector index, comparable companies in the index and other factors. The Company estimates the expected life of each option based on the midpoint between the date the option vests and the contractual term of the option. Each of these options vests upon completion of the Cogility Merger, the precise date of which is undeterminable at this time. The Company used an estimated merger date of April 1, 2011 for the purpose of recognizing the related compensation expense. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related option. Forfeitures are estimated based on historical experience rates. The following table presents the assumptions used in valuing the options granted during the three months ended December 31, 2010:

Three Months Ended December 31, 2010
Weighted-average volatility	77.88%
Expected dividends	0%
Expected term (years)	5.20
Risk-free interest rate	1.11%

The following table summarizes information about stock options and warrants outstanding as of December 31, 2010:

Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
Options	Shares	Price	Term (Years)	Value
Outstanding, October 1, 2010	-	$-
Granted during the three months ended December 31, 2010	12,600,000	0.10
Outstanding, December 31, 2010	12,600,000	$0.10	5.2	$-
Exercisable, December 31, 2010	-	$-	-	$-

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2010 was $0.06 per share. Compensation expense charged against operations for these stock-based awards during the three months ended December 31, 2010 and the years ended September 30, 2010 and 2009 was $308,787, $0 and $0, respectively, and was included in general and administrative expense. There was no income tax benefit recognized. As of December 31, 2010, there was $492,975 of total unrecognized compensation expense related to stock options granted, which is expected to be recognized over the remaining estimated service period of 3.0 months.

Note 7 – Income Taxes

At December 31, 2010, the Company had $453,373 of operating loss carryforwards that expire if unused from 2025 through 2030. Use of the loss carryforwards in the future may be limited due to changes of ownership of the Company.

The net deferred tax asset at December 31, 2010 and September 30, 2010 and 2009 consisted of the following:

	December 31,	September 30,
	2010	2010	2009
Warrants outstanding	$-	$4,465	$4,465
Stock option compensation	115,177	-	-
Operating loss carryforwards	148,026	37,098	28,252
Total deferred tax assets	263,203	41,563	32,717
Less: Valuation allowance	(263,203)	(41,563)	(32,717)

Net Deferred Tax Asset	$-	$-	$-

Following is a reconciliation of income taxes calculated at the federal statutory rates to the actual income tax provision:

	December 31,	September 30,
	2010	2010	2009
Federal income tax benefit
at statutory rate of 34%	$(110,928)	$(8,846)	$(4,194)
Change in valuation allowance	110,928	8,846	4,194

Provision for income taxes	$-	$-	$-

Note 8 – Subsequent Events

During 2011, the Company issued $920,000 of 3% promissory notes and warrants to purchase 9,200,000 pre-split shares of common stock at $0.10 per share to accredited investors in a private placement offering. The notes payable and the warrants were issued in exchange for $700,000 in cash, the exchange and settlement of a $200,000 note payable to an entity related to the sole officer of the Company, which note payable had previously been assumed from Cogility Software Corporation (Cogility), and the transfer and assignment from an unrelated third party of a $20,000 note receivable from Cortez Systems. Of the cash proceeds received in the offering, $400,000 was from related parties of the Company. The promissory notes accrue interest at the rate of 3% per annum payable quarterly on the last day of each calendar quarter beginning March 31, 2011, mature on December 31, 2014 and are secured by all of the assets of the Company. The warrants are exercisable through March 31, 2016.

The fair value of the warrants on the dates issued was $457,388 as determined by the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 82.5%; risk-free interest rate of 1.1%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $614,497 being allocated to the notes payable and $305,503 allocated to the warrants. The resulting discount to the notes payable of $305,503 is being amortized over the term of the promissory notes using the interest method and cause the notes payable to have an effective interest rate of 14.0%.

In addition to the 3% promissory notes and warrants described above, at any time during the first 90 days following the date of the completion of the proposed merger with Cogility, each investor in the private placement offering has the right to make a second loan to the Company in the same amount and on the same terms as the 3% promissory notes and warrants described above. Under current accounting guidance, none of the consideration received was allocated to the investors’ rights to make additional loans.

In 2011 and with the approval from its board of directors, the Company loaned $600,000 of cash to Cogility, assumed from Cogility a $200,000 note payable to an entity related to the sole officer of the Company and assigned and transferred to Cogility a $20,000 note receivable from Cortez Systems, all in exchange for $820,000 of promissory notes receivable from Cogility. The Cogility notes receivable bear interest at 5% per annum payable quarterly beginning March 31, 2011, are due December 31, 2014 and are secured by all of Cogility's assets.

The following unaudited condensed pro forma balance sheet has been prepared to show the effects of the transactions described above as though they had occurred as of December 31, 2010. The unaudited pro forma information is only illustrative and does not necessarily reflect the financial position of the Company that would have resulted had the transactions actually occurred as of December 31, 2010.

Assets
Cash and total current assets	$105,148
Long-term 5% notes receivable from Cogility	820,000
Total Assets	$925,148
Liabilities and Stockholders' Equity
Accounts payable	$17,055
Notes payable to related parties	44,000
Total current liabilities	61,055
Long-term liabilities
3% Notes payable to related parties; $400,000 face amount;
less $132,828 unamortized discount based on effective interest
rate of 14.0%	267,172
3% Notes payable; $520,000 face amount; less $172,675
unamortized discount based on effective interest rate of 11.9%	347,325
Total liabilities	675,552
Stockholders' equity
Common stock	5,833
Additional paid-in capital	760,257
Deficit accumulated prior to the development stage	(69,151)
Deficit accumulated during the development stage	(447,343)
Total stockholders' equity	249,596
Total Liabilities and Stockholders' Equity	$925,148

The full text of our audited consolidated financial statements as of December 31, 2010, September 30, 2010 and 2009 begins on page F-1 of this Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Gerard M. Jacobs, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  “Internal Control Over Financial Reporting” is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors,  management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

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

During December 2010, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2010 was not effective.  Management identified the following material weaknesses as of December 31, 2010:

•
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

Management has determined that the Company should seek to enhance its internal controls over financial reporting during the period in which it remains a shell corporation with the Company’s principal executive and principal financial officer, Mr. Jacobs, performing all accounting and management functions as may be necessary, and by maintaining the following steps first commenced in 2009:

•
During November 2009, the Company increased its Board of Directors to seven members, and added as an additional independent member Mr. Vincent J. Mesolella. Mr. Mesolella is the Chairman of the Narragansett Bay Commission, Providence, Rhode Island. Mr. Mesolella is also the Chief Executive Officer of REI, Inc., a diversified real estate development company. Mr. Mesolella has previously served as the Chairman of the Audit Committee of the Board of Directors of a publicly traded company.

•
Beginning in March 2009, the Company had begun emailing or mailing to Mr. Mesolella a copy of each monthly statement from its bank summarizing all activity in the Company’s checking account, for review and questioning as appropriate. The purpose of Mr. Mesolella’s involvement is to provide monitoring, oversight and assistance to Mr. Jacobs, our principal financial and executive officer in the preparation and reporting of the Company’s financial statements.

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the three month transitional period  nor the fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors And Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of December 31, 2010. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.

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

Gerard M. Jacobs, , age 55, has served as chairman of our board of directors, chief executive officer, president, secretary, treasurer since July 2007. Mr. Jacobs has been a private investor since 2006. In 2001, Gerard M. Jacobs took control of CGI Holding Corporation, and served as its CEO and member of its board of directors until 2006. Under Gerard M. Jacobs' guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:AMEX: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its CEO and member of its board of directors until 1999. Under Mr. Jacobs' guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (NYSE: SMS). Mr. Jacobs is currently a director of Patient Home Monitoring Corp. (TSXV: PHM). We believe that Gerard M. Jacobs’ experience serving as the CEO of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Gerard M. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Gerard M. Jacobs’ brother James S. Jacobs, M.D. is also a member of our board of directors.

Joshua A. Bloom, M.D., age 54, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom has served on the board of directors of Kenosha Health Services Corporation since 1993 and the board of Hospice Alliance, Inc since 1994 and Medical Director there since 1998. He has also served on the board of the Beth Israel Sinai Congregation since 1998 where he served as the President from 2004 until earlier this year. We believe that Joshua A. Bloom, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

Roger S. Greene, age 55, has been a member of our board of directors since July 2007. He is the Managing Director and co-founder of Stanmore Capital Partners, LLC, a merchant banking firm that focuses upon the acquisition of small cash flow positive private companies, primarily in the health care services business. He is also owner and CEO of Marquette Advisors, Inc., a firm that provides consulting in the same areas. Projects have included a roll up of sleep diagnostic centers, acquisitions of companies in the blood plasma collection business and specialty medical education field. Mr. Greene is currently a director of Patient Home Monitoring Corp. (TSXV: PHM). Previously, he has worked with Brazos Fund and Lone Star Fund as general counsel. For Lone Star, Mr. Greene was responsible for negotiation and structuring of asset acquisitions from foreign entities. Prior to that time, he also worked on resolution and management of the assets of American Savings and Loan Association after the acquisition of American Savings Bank by the Robert M. Bass Group. Mr. Greene has also acted as a principal in real estate and operating company acquisitions. Mr. Greene resides in California. We believe that Roger S. Greene’s experience serving as a director of two publicly traded companies, his work in mergers and acquisitions as an investment banker, his work as an attorney, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

James S. Jacobs, M.D., age 56, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that James S. Jacobs, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, age 64, has been a member of our board of directors since July 2007. He is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases. We believe that Michael D. McCaffrey’s experience serving as a litigator and advisor to corporations, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, age 56, has been a member of our board of directors since July 2007. He is the Senior Research Specialist and project coordinator in the Pharmaceutical Sciences, School of Pharmacy, University of Illinois at Chicago. Mr. Morrissy is a project coordinator for the School of Pharmacy. His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy has managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He has also designed and led focus groups, designed and critiqued research surveys, edited manuscripts and scientific journals. We believe that Richard E. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.  He received a B.A. in History from Western Illinois University in 1976.

Vincent J. Mesolella, age 61, has been a member of our board of directors since October 2009. He has served for the last fifteen years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder and Chief Executive Officer of REI, Inc., a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Family Relationships

Gerard M. Jacobs and James S. Jacobs, MD are brothers. There is no other family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

 Board Composition and Committees

Our board of directors is currently composed of 7 members: Messrs. G. Jacobs, Bloom, Greene, J. Jacobs, McCaffrey, Morrissy and Mesolella.  Our board of directors has determined that Messrs. Bloom, Greene, McCaffrey, Morrissy and Mesolella are independent directors at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

Audit Committee and Audit Committee Financial Expert

We have an audit committee consisting of Joshua A. Bloom, Roger S. Greene, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members. We have not adopted an Audit Committee charter. Vincent J. Mesolella serves as our audit committee chairman and financial expert. Our audit committee performs the following functions including:  (1) selection and oversight of our independent accountant; (2)  establishing  procedures for the receipt, retention and treatment of complaints regarding  accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication.  Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

Board Meetings; Nominating and Committee

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent.  In the three month transitional period and the year ended December 31, 2010, we held only telephonic Board Meetings and there were no on ground Board Meetings attended by all directors.

We have a nominating committee consisting of Joshua A. Bloom, Roger S. Greene, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members.  Mr. McCaffrey is the nominating committee Chairman.

Code of Ethics.

We currently have not adopted a code of ethics due to our limited size and operations. Upon completion of acquisition of assets and expansion of our business in 2011, we intend to adopt a code of ethics consisting of written standards that are designed to deter wrongdoing and to promote (a) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (b) Full, fair, accurate, timely, and understandable disclosure in reports and documents that we files with, or submit to, the Commission and in other public communications made by us; (c) Compliance with applicable governmental laws, rules and regulations; (d) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (e) Accountability for adherence to the code.

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

The following persons are holders of 10% of our common stock and have not filed a Form 3: L. Dee Hall and the Roberti Jacobs Family Trust. The following persons are directors of the Company and have been awarded options which will vest upon acquisition of Cogility which ownership may have already triggered a requirement to file Form 3s or Form 4s which are not known to have been filed: Gerard M. Jacobs, Joshua Bloom, M.D., Roger Greene, Michael McCaffrey, Richard Morrissy, and Vincent Mesolella. The following persons are directors of the Company and hold warrants to purchase shares of our common stock and have not filed Form 3s or Form 4s, as applicable: Gerard M. Jacobs, Roger Greene, and Vincent Mesolella.

ITEM 11.  EXECUTIVE COMPENSATION

As a result of its continued status as a shell corporation and the non-completion of the Cogility acquisition as of December 31, 2010, we did not experience any cash flow event as a result of any payment to an executive.   We have not provided retirement benefits or severance or change of control benefits to our named executive officer, Gerard M. Jacobs.  Unexercised options or warrants were held by our executive officers at the three month transitional period and year ended 2010 are set out in the following table. Other than the options issuance described herein, no equity awards were made during the three month transitional period and year ended December 31, 2010.

	Annual Compensation				Long-Term Compensation
Common
Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compensation
Name and Position	Year	Salary	Bonus	Compensation	Awards	($)

Gerard M. Jacobs CEO.(1)	2010 2009	$ - $ -	-	-	-	$769,560(2)	-

(1)
Mr. Jacobs has been issued options to purchase 12,100,000 shares of our common stock at a purchase price of $0.10 per share. These options will vest upon closing of the Cogility acquisition and expire on November 4, 2020.

(2)
The weighted-average grant-date fair value of options granted during the three months ended December 31, 2010 was $0.0636 per share. The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

Compensation of Directors

The table below sets forth the compensation of our directors for the three month transitional period and fiscal year ended December 31, 2010.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gerard M. Jacobs(3)	-	-	-	-	-	-	-
Joshua A. Bloom	-	-	$6,360	-	-	-	$6,360
Roger S. Greene	-	-	$6,360	-	-	-	$6,360
Michael McCaffrey	-	-	$6,360	-	-	-	$6,360
Vincent J. Mesolella	-	-	$6,360	-	-	-	$6,360
Richard E. Morrissy	-	-	$6,360	-	-	-	$6,360

(1)
These options entitle the holder to purchase shares of our common stock at a purchase price of $0.10 per share. These options will vest upon closing of the Cogility acquisition and expire on November 4,2020.

(2)
The weighted-average grant-date fair value of options granted during the three months ended December 31, 2010 was $0.0636 per share. The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

(3)	Mr. Jacobs’ option compensation described in the preceding table is deemed to be executive compensation.

Compensation Discussion and Analysis

The Company does not have any full time employees and has not entered into long term executive or non-executive employment agreements, so as to limit the Company’s exposure and liability. As indicated elsewhere in this Report, the Company regularly engages outside consultants, accountants and other professional service providers for purposes of providing services to the Company.  The Company endeavors, where able, to issue options in lieu of cash compensation, so as to preserve capital where needed and limit cash risk exposure.

Historically, funding for the Company was sourced from management affiliates which have loaned $44,000 during the past years.  The Corporation limits cash compensation to outside or internal directors and does not have a cash compensation policy.  The Corporation believes that, given the extensive experience of Mr. Jacobs and the rest of the board of directors, and the current opportunity cost factor for each of them, as combined with the fact that each of them has continued to provide services without cash compensation, that the amount of compensation provided in the form of options, which must be purchased for cash, is fair and reasonable for the Corporation. Additionally, the Corporation has, in the past, sought to retain management, which would require that the Corporation enter into long term, inflexible employment arrangements with persons that may have a limited stake in the Corporation’s success as compared to our principals.

The Company endeavors to enter into performance based compensation consulting packages with members of the Company’s board of directors.  Performance based compensation tends to be conditioned on achieving milestones such as achieving certain minimum net revenue streams from sources introduced by the director, securing contracts or other specific activities or items for which a particular board member may have skills.

Compensation Committee

Our directors and officers do not receive remuneration from us unless approved by the
Board of Directors.  No such payment shall preclude any director from serving us in any other capacity and receiving compensation in connection with that service. Notwithstanding the foregoing, in the three month transitional period and year ended December 31, 2010, no remuneration was paid any of our directors for services as director. We have an audit committee consisting of Joshua A. Bloom, Roger S. Greene, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members.  Roger Greene as serves as the committee’s chairman.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

No shares of common stock were acquired upon the exercise of options during the three month transitional period and fiscal year ended December 31, 2010. The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010.  The 12,100,000 options are exercisable at $0.10 per share. They expire on November 4, 2020. The market value of the options based the weighted-average grant-date fair value of options granted during the three months ended December 31, 2010 was $0.0636 per share or $769,560.

Outstanding Equity Awards At Fiscal Year End (see description of columns (a) through (j) below) Option Awards Stock Awards
(a) (b) (c) (d) (e) (f) (g) (h) (i) (j) Gerard M. Jacobs, CEO 12,100,000 - - $0.10 11/4/20 12,100,000 $769,560

Description of Columns (a) through (j):

(a)	The name of the named executive officer (column (a));

(b)
On an award-by-award basis, the number of securities underlying unexercised options, including awards that have been transferred other than for value, that are exercisable and that are not reported in column (d) (column (b));

(c)
On an award-by-award basis, the number of securities underlying unexercised options, including awards that have been transferred other than for value, that are unexercisable and that are not reported in column (d) (column (c));

(d)	On an award-by-award basis, the total number of shares underlying unexercised options awarded under any equity incentive plan that have not been earned (column (d));

(e)	For each instrument reported in columns (b), (c) and (d), as applicable, the exercise or base price (column (e));

(f)	For each instrument reported in columns (b), (c) and (d), as applicable, the expiration date (column (f));

(g)	The total number of shares of stock that have not vested and that are not reported in column (i) (column (g));

(h)	The aggregate market value of shares of stock that have not vested and that are not reported in column (j) (column (h));

(i)
The total number of shares of stock, units or other rights awarded under any equity incentive plan that have not vested and that have not been earned, and, if applicable the number of shares underlying any such unit or right (column (i)); and

(j)	The aggregate market or payout value of shares of stock, units or other rights awarded under any equity incentive plan that have not vested and that have not been earned (column (j)).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its Common Stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group.  Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, not reflecting the proposed 1 for 20 Reverse Split intended to be implemented in 2011, the Company has 5,832,482 shares of Common Stock issued and outstanding.  The below share amounts are not adjusted to reflect the Reverse Split nor the completion of the Cogility merger.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Voting Securities

Leonard D. Hall (1)	600,000	10.3%
Gerard M. Jacobs (2)	19,666,497	337.2%
Joshua A. Bloom, M.D. (3)	100,000	1.7%
Roberti Jacobs Family Trust (4)	4,666,497	80.0%
Roger S. Greene (5)	350,000	6.0%
Michael D. McCaffrey (6)	100,000	1.7%
Richard E. Morrissy (7)	100,000	1.7%
Vincent J. Mesolella (8)	350,000	6.0%
Joseph S. Keller (9)	3,000,000	51.4%
John and Susan Heider (10)	1,500,000	25.7%
Total Officers and Directors as group (6 persons)	19,781,497 (11)

(1)	The address for Mr. Hall is 1029 E. 380 North, American Fork, Utah 84003.
(2)
The address for Mr. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Jacobs, our chairman, chief executive officer, president, secretary, and treasurer has voting control over 19,666,497 shares, consisting of: (a) 1,166,497 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Jacobs has voting control via a 2007 shareholders agreement; (b) 2,900,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Jacobs has voting control via a 2007 shareholders agreement; (c) 12,100,000 options at $0.10 per share, the vesting of which is contingent upon the closing of the merger with Cogility; and (d) 3,500,000 warrants at $0.10 per share, owned by the Roberti Jacobs Family Trust, over which Mr. Jacobs has voting control via a 2007 shareholders agreement.

(3)	The address for Mr. Bloom is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Bloom does not own any shares of stock. However, he holds options to purchase 100,000 shares of our common stock.
(4)
The address for the Roberti Jacobs Family Trust is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Jacobs is one of the grantors of the trust corpus, Mr. Jacobs’ mother in law Joan B. Roberti is the trustee, and Mr. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust’s 4,666,497 shares consist of (a) 1,166,497 shares owned, and (b) 3,500,000 warrants owned at $0.10 per share. The Trust has the right, for 90 days after the closing of the Cogility merger, to invest an additional $350,000 into the Company in accordance with the private placement in which it participated, and if it does so, it will acquire an additional 3,500,000 warrants at $0.10 per share.

(5)
The address for Mr. Greene is 6 Joliet Drive, Coto de Caza, California 92679. Mr. Greene does not own any shares of stock. However, he holds options and warrants to purchase a total of 350,000 shares of our common stock, consisting of (a) 100,000 options at $0.10 per share, the vesting of which is contingent upon the closing of the merger with Cogility, and (b) 250,000 warrants at $0.10 per share. Mr. Greene has the right, for 90 days after the closing of the Cogility merger, to invest an additional $25,000 into the Company in accordance with the private placement in which he participated, and if he does so, he will acquire an additional 250,000 warrants at $0.10 per share.

(6)
The address for Mr. McCaffrey is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. McCaffrey does not own any shares of stock. However, he holds options to purchase 100,000 shares of our common stock.

(7)
The address for Mr. Morrissy is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Morrissy does not own any shares of stock. However, he holds options to purchase 100,000 shares of our common stock.

(8)
The address for Mr. Mesolella is 27 Paddock Drive, Lincoln, Road Island 02865. Mr. Mesolella does not own any shares of stock. However, he holds options and warrants to purchase a total of 350,000 shares of our common stock, consisting of (a) 100,000 options at $0.10 per share, the vesting of which is contingent upon the closing of the merger with Cogility, and (b) 250,000 warrants at $0.10 per share. Mr. Mesolella has the right, for 90 days after the closing of the Cogility merger, to invest an additional $25,000 into the Company in accordance with the private placement in which he participated, and if he does so, he will acquire an additional 250,000 warrants at $0.10 per share.

(9)
The address for Mr. Keller is 25991 W. Herman Ave., Antioch, IL 60002. Mr. Keller does not own any shares of stock. However, he holds warrants to purchase a total of 3,000,000 common stock shares, consisting of (a) 2,500,000 warrants at $0.10 per share, and (b) one of his affiliates, Glendenning Capital, Inc., has 500,000 warrants at $0.10 per share.  Mr. Keller has the right, for 90 days after the closing of the Cogility merger, to invest an additional $250,000 into the Company in accordance with the private placement in which he participated, and if he does so, he will acquire an additional 2,500,000 warrants at $0.10 per share. Also, Glendenning Capital, Inc. has the right, for 90 days after the closing of the Cogility merger, to invest an additional $50,000 into the Company in accordance with the private placement in which it participated and if it does so, it will acquire an additional 500,000 warrants at $0.10 per share.

(10)
The address for the Heiders is 1100 Queen Anne Road, Woodstock, Illinois 60098. The Heiders do not own any shares of stock. However, they hold warrants to purchase a total of 1,500,000 common stock shares at $0.10 per share. The Heiders have the right, for 90 days after the closing of the Cogility merger, to invest an additional $150,000 into the Company in accordance with the private placement in which they participated, and if they do so, they will acquire an additional 1,500,000 warrants at $0.10 per share.

(11)
Gerard M. Jacobs has rights to vote the shares of the Roberti Jacobs Family Trust and L. Dee Hall. These shares have not been applied as beneficially owned by both Mr. Jacobs and the respective stockholders, but not counted more than once in the total column.

Equity Compensation Plans

In connection with the letter of intent with Cogility, during the three months ended December 31, 2010 the Company issued to its director and sole officer and five of its non-officer directors, options to purchase an aggregate of 12,600,000 shares of its common stock at an exercise price of $0.10 per share.  The options vest upon the acquisition of Cogility and expire on November 4, 2020. The consideration paid for the options is deemed to be a compensation expense. The market value of the options based on the current stock price is $0 due to the fact that the exercise price is $0.10 per share and current market price of the Company’s common stock is also $0.10. There was no income tax benefit recognized by Acquired Sales in connection with the granting (or exercise) of the options. The options may trigger taxable income to the option holders both as a result of issuance and upon exercise.

Reasons for the option plan

The option plan is being implemented in connection with the acquisition of Cogility and to secure for the Corporation and its shareholders the benefits of incentives that are inherent in share ownership by the directors, officers, employees of, or consultants to, the Corporation or its subsidiaries, or to employees of management companies providing services to the Corporation. In the judgment of the Corporation’s Board of Directors, these persons are largely responsible for the Corporation’s future growth and success. The granting of incentive stock options is intended to align the interests of these persons with that of the Corporation.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,600,000(1)	$0.06	1,117,925(2)

Equity compensation plans not approved by security holders	-	-	-
Total	12,600,000(3)(4)	$0.06	1,117,925(5)
	-	-

1.
In November 2010, Acquired Sales granted these stock options to the members of management that participated in structuring the financing and the merger with Cogility. Those stock options were for the purchase of 12,600,000 pre-split common shares at $0.10 per share, or 630,000 post-split common shares at $2.00 per share. The options vest upon the occurrence of the merger, which as of the date of this filing, has not occurred. The grant-date fair value of these stock options of $801,762 less $308,787 already included in Acquired Sales’ operations is recognized as compensation expense.

2.
Prior to the merger, Cogility had stock options outstanding that permit the holders thereof to purchase 5,925,000 Cogility common shares at prices ranging from $0.001 to $1.40 per share. In the merger transaction, the Cogility option holders are to exchange these stock options for 1,117,925 Acquired Sales stock options exercisable at prices ranging from $0.001 to $5.00 per share. The exchange of these stock options is considered to be part of the recapitalization of Cogility and is not a modification of the Cogility stock options. There are 3,295,000 of these Cogility stock options that are exchangeable for 621,698 Acquired Sales stock options that vested during 2011 upon Acquired Sales obtaining at least $500,000 of financing and the remaining Cogility stock options vest upon occurrence of the merger with the Acquired Sales subsidiary.

3.	Gerard M. Jacobs is the only executive officer of the Company. He has received 12,100,000 options.
4.	The current directors who are not executive officers have collectively received 500,000 options.
5.
Of the 1,117,925 Cogility options, Gerard M. Jacobs holds options that are to be exchanged for 571,698 Acquired Sales options should the acquisition of Cogility be completed. This would increase the number of post-reverse split Acquired Sales options held by Mr. Jacobs to 1,176,698 from 605,000 presently held. Roger S. Greene and Vincent J. Mesolella each hold Cogility options that are to be exchanged for 25,000 Acquired Sales options should the acquisition of Cogility be completed. This would increase the number of post-reverse split Acquired Sales options held by each of Mr. Greene and Mr. Mesolella to 30,000 from 5,000 presently held.

Option Plan

The letter of intent date November 4, 2010 and stockholder resolution dated November 11, 2010 authorized Acquired Sales to adopt a stock option plan or plans contemplating, among other things, the issuance of the options to purchase Acquired Sales Stock. Since November 2010,  Acquired Sales has issued 12,600,000 options with an exercise price of $0.10 per share to members of Acquired Sales board and executive team, and issued 1,117,925 options in connection with, and exchange for, outstanding Cogility options.  In addition, Acquired Sales may issue 1,500,000 options exercisable at $5.00 per share as compensation to employees, consultants, executives, and/or directors.  However, Acquired Sales has not adopted a formal option or equity compensation plan as of the date of this filing.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions executed or performed in 2010 and currently proposed transactions in which we are a participant and the amount involved exceeds $ 120,000, and in which any related person had or will have a direct or indirect material interest.

Subsequent to December 31, 2010, the Company issued demand promissory notes totaling $400,000 accruing interest at a rate of 3% per year to related parties: The Roberti Jacobs Family Trust, an affiliate of our Chief Executive Officer and the holder of approximately 20% of the presently outstanding shares of the Company, is the holder of such notes value at $350,000. Directors Roger S. Greene and Vincent J. Mesolella are each holders of notes valued at $25,000. As set out in the section entitled “Item 9B Other Information” , warrants to purchase ten shares of the Company’s common stock at a price of $0.10 per share for each dollar loaned were issued to these parties. As a result, The Roberti Jacobs Family Trust has been issued warrants to purchase 3,500,000 shares of our common stock for $350,000. Messrs. Green and Mesolella have each been issued warrants to purchase 250,000 shares of our common stock for $25,000, respectively.

On October 12, 2010, the Company issued a demand promissory note to The Roberti Jacobs Family Trust in the amount of $20,000. This note bears interest at 10% per annum and is unsecured.

During April 2010, the Company issued a demand promissory note to an affiliate of our chief executive officer in the amount of $4,000. This note bears interest at 10% per annum and is unsecured. During the year ended December 31, 2010, the Company incurred interest expense of $181 and made cash payments for interest in the same amount.

During January 2009 and November 2009, we issued demand promissory notes to CEO and Director Gerard M. Jacobs’ spouse in the amount of $10,000 each. The notes bear interest at 10% per annum and are unsecured. During the three months ended December 31, 2010 and the years ended September 30, 2010 and 2009, the Company incurred interest expense of $504, $1,892 and $667, respectively, and made cash payments for interest in the amounts of $504, $1,974 and $585, respectively.

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

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. have served as our auditors since 2007.  Representatives of Hansen, Barnett & Maxwell, P.C. are expected to be present at our next Annual Meeting of Shareholders with the opportunity to make a statement, if they so desire, and will be available to respond to appropriate questions from shareholders.

The following table presents fees for all professional services provided by Hansen, Barnett & Maxwell, P.C.  for the audit of our consolidated financial statements for the years ended September 30, 2010 and 2009 and the transitional period ended December 31, 2010, and fees billed for other services rendered by Hansen, Barnett & Maxwell, P.C.  during those periods.

           Audit Fees. Fees for audit services totaled $20,439 in 2010 and $5,630 in 2009, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

           Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $0 in 2010 and $0 in 2009.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form 10-SB 3.1 3.2 3.3 3.4 3.5 3.6
March 23, 2007
Articles of Incorporation dated December 12, 1985
Amended Articles of Incorporation Dated July 1992
Amended Articles of Incorporation Dated November 1996
Amended Articles of Incorporation Dated June 1999
Amended Articles of Incorporation Dated January 25, 2006
Amended Bylaws

Form 8-K 5.01	August 2, 2007 Shareholder Agreement

Form 10Q 10.1 10.2 10.3 10.4 10.5 10.6
May 18, 2009
Private Merchant Banking Agreement-Anniston Capital, Inc.
Warrant Agreement #1-Anniston Capital, Inc.
Warrant Agreement #2-Anniston Capital, Inc.
$100,000 Promissory Note – December 1, 2007
$10,000 Promissory Note – January 30, 2008
$10,000 Promissory Note – November 9, 2008

Form 10-K 10.7	August 20, 2010 $4,000 Promissory Note – April 19, 2010

Form 8-K 10.1 99.1	November 5, 2010 Letter of Intent Agreement Cogility Software dated November 4, 2010 Press Release

Form 10-K 10.8	December 17, 2010 $20,000 Promissory Note – October 12, 2010

This Form 10-K 4.1 4.2 10.10 31.1 32.1

Form of Note 3%
Form of Warrant
Subscription Agreement
Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as
amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

Reports on Form 8-K

On November 5, 2010 we filed an 8-K pursuant to Item 8.01. Other Events, that on November 4, 2010, we entered into a letter of intent with Cogility Software Corporation (“Cogility”) wherein we, through a to-be-formed wholly-owned subsidiary, are to acquire Cogility in a stock-for-stock merger. Cogility is a developer of Model-Driven Complex Event Processing software technology for the U.S. defense and intelligence communities and private sector corporations which have complex information management requirements (www.cogility.com).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 30, 2011.

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