Form 10-Q
period 2011-03-31
ACQUIRED SALES CORP
filed 2011-05-16
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of May 16, 2011.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒.

ACQUIRED SALES CORP.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):

	Unaudited Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	F-1

Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2011 and 2010, and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through March 31, 2011
		F-2

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through March 31, 2011	F-3

	Notes to Unaudited Condensed Financial Statements	F-4 – F-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4A(T).	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

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

The results for the period ended March 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the transition period from October 1, 2010 to December 31, 2010.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	March 31,	December 31,
	2011	2010

Assets:
Current Assets:
Cash	$92,266	$5,148
Total Current Assets	92,266	5,148

Long-term related party note receivable	820,000	-
Total Assets	$912,266	$5,148

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$39,648	$17,055
Note payable - related parties	44,000	44,000
Total Current Liabilities	83,648	61,055

Long-term Liabilities:
Notes payable - related parties, net of discount	274,084	-
Notes payable, net of discount	351,834	-
Total Liabilities	709,566	61,055

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	1,032,609	454,754
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(766,591)	(447,343)
Total Stockholders' Equity (Deficit)	202,700	(55,907)
Total Liabilities and Stockholders' Equity (Deficit)	$912,266	$5,148

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

			For the period
			May 27, 2004
			(Date of Inception
	For the Three Months Ended		of the Development
	March 31,		Stage) through
	2011	2010	March 31, 2011

Operating Expense:
General and administrative	$(304,667)	$(7,765)	$(802,434)

Other Income (Expense):
Interest income	3,921	-	3,921
Interest expense	(18,502)	(493)	(28,442)
Waiver of tax liability penalty	-	-	60,364
Total Other Income (Expense)	(14,581)	(493)	35,843

Net Loss	$(319,248)	$(8,258)	$(766,591)

Basic and diluted loss per share	$(0.05)	$(0.00)

Basic and diluted weighted average
common sharess outstanding	5,832,482	5,832,482

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Three Months Ended		of the Development
	March 31,		Stage) through
	2011	2010	March 31, 2011

Cash Flows from Operating Activities:
Net loss	$(319,248)	$(8,258)	$(766,591)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Share-based compensation	268,852	-	577,639
Waiver of tax liability penalty	-	-	(60,364)
Issuances of warrants for services	-	-	11,970
Changes in assets and liabilities:
Prepaid expenses	-	19	-
Accounts payable	22,593	1,791	39,648
Payroll tax penalties and accrued interest	-	-	(8,787)
Net Cash Used by Operating Activities	(27,803)	(6,448)	(206,465)

Cash Flows from Investing Activities:
Long-term related party note receivable	(820,000)	-	(820,000)
Net Cash Used by Investing Activities	(820,000)	-	(820,000)

Cash Flows from Financing Activities:
Deficit in bank	-	125	-
Long-term notes payable - related party	400,000	-	400,000
Long-term notes payable	520,000	-	520,000
Proceeds from issuance of note payable to
related party	-	-	239,000
Payment of principal on note payable to
related party	-	-	(95,000)
Amortization of discount on long-term notes payable	14,921	-	14,921
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	934,921	125	1,118,731

Net Increase (Decrease) in Cash	87,118	(6,323)	92,266
Cash at Beginning of Period	5,148	6,323	-

Cash at End of Period	$92,266	$-	$92,266

Supplemental Cash Flow Information
Cash paid for interest	$3,582	$493

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Notes to Unaudited Condensed Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed financial statements of Acquired Sales Corp. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate and sufficient to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the transition period from October 1, 2010 to December 31, 2010.

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

Development stage enterprise – The Company is a development stage enterprise and has only generated revenue in relation to interest earned on a long-term $820,000 loan made to Cogility. Otherwise, the Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to enter into a reverse acquisition with an operating entity. On November 4, 2010 the Company entered into a letter of intent with Cogility and commenced taking such other action as required by such letter of intent as further described in Note 5.

Fair value of financial instruments – The carrying amounts reported in the balance sheets for accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for current liabilities: notes payable – related parties, approximate fair value because the underlying instruments are at interest rates which approximate current market rates. Long-term liabilities are described in Note 7.

Basic and diluted loss per share – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential dilutive common shares. There were

12,600,000 stock options outstanding at March 31, 2011 that are excluded from the calculation of diluted loss per share as their effect is anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the three months ended March 31, 2011, the Company sustained a net loss of $319,248 and generated revenue only incidental to interest collected in the amount of $3,921 from a long-term note receivable from Cogility. At March 31, 2011 the Company had $92,266 in cash and current liabilities of $83,648. Loans from related parties and others have provided the needed capital for the Company to date; however, substantial doubt remains about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on management being willing to continue to serve without monetary remunerations. In addition, the Company has entered into substantial long-term indebtedness as a result of the long-term liabilities described in Note 7.

Recently adopted accounting standards – Recent accounting standards that have been issued by the FASB (or rules and interpretive releases of the SEC) are not expected to have a material impact on the Company’s financial statements.

Note 3 – Related Party Transactions

During January and November 2009, the Company issued demand promissory notes to the spouse of the Company’s sole officer and one of its directors in the amount of $10,000 and $10,000, respectively. These notes bear interest at 10% per annum and are unsecured. During the three months ended March 31, 2011 and 2010 the Company incurred interest expense made cash payments for interest in the amounts of $493 and $493, respectively.

During April 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $4,000. This note bears interest at 10% per annum and is unsecured. During the three months ended March 31, 2011, the Company incurred interest expense of $101 and made cash payments for interest in the same amount.

On October 12, 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $20,000. This note bears interest at 10% per annum and is unsecured. During the three months ended March 31, 2011, the Company incurred interest expense of $493 and made cash payments for interest in the same amount.

During the January and February of 2011, the Company entered into long-term notes payable in the amount of $400,000 with several entities and individuals related to the Company. These long-term notes bear interest at 3% per annum and are due December 31, 2014. During the three months ended March 31, 2011, the Company incurred interest expense of $1,683 and made cash payments for interest in the same amount. These long-term notes have been discounted on the Company’s financial statements as described in Note 7.

During the three months ended March 31, 2011, the Company loaned $600,000 of cash to Cogility, assumed from Cogility a $200,000 note payable to an entity related to the sole officer of the Company and assigned and transferred to Cogility a $20,000 note receivable from Cortez Systems, all in exchange for $820,000 of promissory notes receivable from Cogility. The Cogility note receivable bears interest at 5% per annum payable quarterly beginning March 31, 2011, is due December 31, 2014 and is secured by all of Cogility's assets.

Note 4 – Waiver of Tax Liability Penalty

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

Note 6 – Stock Options

In connection with the letter of intent described in Note 5, the Company issued to its director and sole officer and five of its non-officer directors on November 4, 2011, options to purchase an aggregate of 12,600,000 shares of its common stock at an exercise price of $0.10 per share.

The total value of the options issued was determined to be $801,762 and charged general and administrative expense for the period ended December 31, 2010, in the amount of $308,787. The Company used an estimated merger date of April 1, 2011, at December 31, 2010 for the purpose of recognizing the related compensation expense for the period then ended. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related option. Forfeitures are estimated based on historical experience rates. At March 31, 2011, the Company reevaluated the estimated merger date and determined it to be June 15, 2011. As a result, for the period ended March 31, 2011, the Company charged general and administrative expense in the amount of $268,852 and there is $224,123 of unrecognized compensation expense related to stock options granted, which is expected to be recognized during the three months ended June 30, 2011. There was no income tax benefit recognized for the three months ended March 31, 2011.

Note 7 – Long-term Liabilities

During the three months ended March 31, 2011, the Company issued $920,000 of 3% promissory notes and warrants to purchase 9,200,000 pre-split shares of common stock at $0.10 per share to accredited investors in a private placement offering. The notes payable and the warrants were issued in exchange for $700,000 in cash, the exchange and settlement of a $200,000 note payable to an entity related to the sole officer of the Company, which note payable had previously been assumed from Cogility, and the transfer and assignment from an unrelated third party of a $20,000 note receivable from Cortez Systems. Of the cash proceeds received in the offering, $400,000 was from related parties of the Company (see Note 3). The promissory notes accrue interest at the rate of 3% per annum payable quarterly on the last day of each calendar quarter beginning March 31, 2011, mature on December 31, 2014 and are secured by all of the assets of the Company. The warrants are exercisable through June 14, 2016.

The fair value of the warrants issued was evaluated based on an estimated closing date of June 15, 2011 and was estimated to be $465,275 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 82.46%; risk-free interest rate of 1.1%; dividend yield of 0% and an estimated term of 2.65 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $345,347 being allocated to the notes payable, $265,651 to notes payable – related party, and $309,002 allocated to the warrants. The resulting discount to the notes payable is being amortized over the term of the promissory notes using the interest method and cause the notes payable to have an effective interest rate of 14.1%. This resulted in $14,921 in interest expense for the three months ended March 31, 2011.

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

Results of Operations

For the Three Months Ended March 31, 2011

           During the three months ended March 31, 2011, we had no revenue and had a net loss of ($319,248) compared to a net loss of ($8,258) for the comparable three month period ended March 31, 2010. The reason for the significant increase in loss results primarily from share based compensation and expenses billed by professionals such as accountants and lawyers in connection with SEC disclosures relating to the intended Cogility transaction. The share based compensation, which amounts to 87% of our loss for the quarter, resulted from options to purchase an aggregate of 12,600,000 shares of our common stock at an exercise price of $0.10 per share issued on November 4, 2010 to Gerard M. Jacobs our sole executive officer, and to several of our other directors, including Roger S. Greene, Michael D. McCaffrey, Richard E. Morrissy, Joshua A. Bloom, MD and Vincent J. Mesolella. As of March 31, 2011, the total value of the options issued to these management personnel was determined to be an aggregate of $801,762, but recognized over a series of quarters dating back to 2010 when the options were granted and commenced vesting (November 4, 2010) through the anticipated closing date of the Cogility agreement. During the three month period ended December 31, 2010, we recognized $304,787 in stock based compensation, during the current three month period we recognized $268,852 in stock based compensation, and we anticipate recognizing $224,123 in stock based compensation during the three month period ended June 30, 2011.

At March 31, 2011, our current liabilities included accounts payable of $39,648 compared to payables of $17,055 at December 31, 2010.  During the three month period ended March 31, 2011, we added $625,480 in notes payable, a net discount of $294,520. As described below, most of the proceeds of these notes were in turn loaned to Cogility, which left an account balance of $92,266 at March 31, 2011. For years, we have existed as a public shell searching for assets or business(es) to acquire. Costs and expenses related to legal, accounting, merchant banking, management, employees, and office space has been either extremely low or non-existent during this public shell period. While we currently remain a public shell, our increased cash operating expenses in the second half of the 2010 and the first quarter of 2011 ended March 31, was a result of increased legal, accounting, audit, travel and interests fees resulting from negotiations and agreements with Cogility. Since entering into a letter of intent with Cogility to move toward acquiring them, we have worked to create a number of legal and audited and unaudited accounting documents for both internal and transactional use as well as for use in public disclosure. The costs are reflected in our financial statements. As we lack the assets and revenues necessary to produce cash to meet these expenses, we have been forced to borrow these funds.

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

Liquidity and Capital Resources

           As of March 31, 2011, we had $92,266 in cash on hand, compared to no cash on hand at December 31, 2010. In the past we have been totally reliant on management and our affiliates to fund our operations via loans made to us. For instance, to sustain the company, affiliated parties loaned the company $44,000 since 2009. We have borrowed an additional $700,000. However, we in turn loaned the majority of those funds, $600,000, to Cogility. We have also needed to deploy cash to meet the increased expenses described above to meet legal, accounting and other costs in connection with the proposed Cogility transaction.  These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to meet our ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, we are dependent on management being willing to continue to serve without monetary remunerations.

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

Item 4A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The  Company  carried  out  an  evaluation,  under  the supervision and with the participation  of  management,  including  our  Chief  Executive Officer / Chief Financial  Officer,  of  the  effectiveness  of  the design and operation of the Company's  disclosure  controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective  at  March 31, 2011.

These weaknesses are due to limited staff and lack of expertise with complex accounting matters which occurred during the period ended March 31, 2011. Management of the Company is attempting to obtain additional expertise. Due to our  limited  financial  and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There  was  no  change  in  our  internal  control over financial reporting that occurred  in  the first quarter of 2011 that has materially affected, or is reasonably  likely  to  materially  affect  our  internal control over financial reporting.

As of the date of this filing, to remediate the weakness in our internal controls over financial reporting, we are undertaking steps to augment the technical resources available to us to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any such complex non-routine transactions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement of 3% Notes and Warrants

Commencing on January 31, 2011 through March 15, 2011, we issued warrants to purchase 9,200,000 pre-split shares of common stock at $0.10 to seven parties, two of which, Roger S. Greene and Vincent J. Mesolella, serve on our board of directors and one of which, the Roberti Jacobs Family Trust, is an affiliate of the Company as the holder of 20% of our outstanding common stock and its affiliation with our CEO. No placement agent compensation has been paid in this financing.

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

The foregoing is a summary only of the 3% Note and Warrant, a copy of the forms of which, along with the form of subscription agreement entered into with investors in this offering, are each annexed as exhibits to this Report, the provisions of which are incorporated herein.

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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.

10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008

Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010

Form 10-K	March 31, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

This 10-Q
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

Dated: May 16, 2011
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
President