Form 10-Q
period 2011-06-30
ACQUIRED SALES CORP
filed 2011-08-15
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 5,832,482 shares of common stock, par value $.001 per share, outstanding as of August 11, 2011.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒.

ACQUIRED SALES CORP.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	1

	Unaudited Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	F-1

Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011  and 2010, and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2011
		F-2

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010 and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2011	F-3

	Notes to Unaudited Condensed Financial Statements	F-4 – F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4A.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

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

The results for the period ended June 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the transition period from October 1, 2010 to December 31, 2010.

ACQUIRED SALES CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Unaudited Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	F-1

Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011
and 2010, and for the Period from May 27, 2004 (Date of Inception of the Development Stage)
through June 30, 2011
F-2

Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and for the Period from May 27, 2004 (Date of Inception of the Development Stage) through June 30, 2011	F-3

Notes to Unaudited Condensed Financial Statements	F-5

F

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Balance Sheets

	June 30,	December 31,
	2011	2010

Assets:
Current Assets:
Cash	$3,356	$5,148
Notes receivable - related party	25,000	-
Interest receivable - related party	10,273	-
Total Current Assets	38,629	5,148

Long-term related party note receivable	820,000	-
Total Assets	$858,629	$5,148

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$11,302	$17,055
Note payable - related parties	40,000	44,000
Total Current Liabilities	51,302	61,055

Long-term Liabilities:
Notes payable - related parties, net of discount	274,797	-
Notes payable, net of discount	357,237	-
Total Liabilities	683,336	61,055

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares
authorized, 5,832,482 shares issued and outstanding	5,833	5,833
Additional paid-in capital	1,153,966	454,754
Deficit accumulated prior to the development stage	(69,151)	(69,151)
Deficit accumulated during the development stage	(915,355)	(447,343)
Total Stockholders' Equity (Deficit)	175,293	(55,907)
Total Liabilities and Stockholders' Equity (Deficit)	$858,629	$5,148

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Operations

					For the period
					May 27, 2004
					(Date of Inception
	For the Three Months Ended		For the Six Months Ended		of the Development
	June 30,		June 30,		Stage) through
	2011	2010	2011	2010	June 30, 2011

Operating Expense:
General and administrative	$(144,976)	$(6,457)	$(449,643)	$(14,222)	$(947,410)

Other Income (Expense):
Interest income	10,273	-	14,194	-	14,194
Interest expense	(14,061)	(585)	(32,563)	(1,078)	(42,503)
Waiver of tax liability penalty	-	-	-	-	60,364
Total Other Income (Expense)	(3,788)	(585)	(18,369)	(1,078)	32,055

Net Loss	$(148,764)	$(7,042)	$(468,012)	$(15,300)	$(915,355)

Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.08)	$(0.00)

Basic and diluted weighted average
common shares outstanding	5,832,482	5,832,482	5,832,482	5,832,482

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows
			For the period
			May 27, 2004
			(Date of Inception
	For the Six Months Ended		of the Development
	June 30,		Stage) through
	2011	2010	June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(468,012)	$(15,300)	$(915,355)
Adjustments to reconcile net loss to net cash
used in operating activities:
Expenses paid by capital contributed by officer	-	-	20
Share-based compensation	390,209	-	698,996
Accrued interest income paid by increase
in related party notes receivable	(10,273)	-	(10,273)
Waiver of tax liability penalty	-	-	(60,364)
Amortization of discount on long-term notes payable-
related parties	9,146	-	9,146
Amortization of discount on long-term notes payable	11,890	-	11,890
Issuances of warrants for services	-	-	11,970
Changes in assets and liabilities:	-	-	-
Prepaid expenses	-	19	-
Accounts payable	(5,752)	5,969	11,303
Payroll tax penalties and accrued interest	-	-	(8,787)
Net Cash Used in Operating Activities	(72,792)	(9,312)	(251,454)
Cash Flows from Investing Activities:
Loans to related party - current	(25,000)	-	(25,000)
Loans to related party - long term	(820,000)	-	(820,000)
Net Cash Used in Investing Activities	(845,000)	-	(845,000)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable and warrants
to related parties	400,000	-	400,000
Proceeds from issuance of notes payable and warrants	520,000	-	520,000
Proceeds from issuance of notes payable to related party	-	4,000	239,000
Principal payments on note payable to related party	(4,000)	-	(99,000)
Proceeds from issuance of common stock	-	-	40,000
Redemption of common stock	-	-	(190)
Net Cash Provided by Financing Activities:	916,000	4,000	1,099,810
Net Increase (Decrease) in Cash	(1,792)	(5,312)	3,356
Cash at Beginning of Period	5,148	6,323	-
Cash at End of Period	$3,356	$1,011	$3,356

See accompanying notes to the condensed financial statements.

Acquired Sales Corp.
(a development stage enterprise)
Unaudited Condensed Statements of Cash Flows

			For the period
			May 27, 2004
			(Date of Inception
	For the Six Months Ended		of the Development
	June 30,		Stage) through
	2011	2010	June 30, 2011

Supplemental Cash Flow Information
Cash paid for interest	$11,527	$1,007
Noncash Investing and Financing Activities
Note payable and warrants issued to related party in
exchange for a note receivable from a related party	$200,000	$-
Note payable and warrants issued in exchange for notes
receivable from a related party	$20,000	$-

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other period.

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

Development stage enterprise – The Company is a development stage enterprise and has only generated income in relation to interest earned on a long-term $820,000 loan made to Cogility. Otherwise, the Company’s efforts have been devoted primarily to raising capital, borrowing funds and attempting to enter into a reverse acquisition with an operating entity. On November 4, 2010 the Company entered into a letter of intent with Cogility and commenced taking such other action as required by such letter of intent as further described in Note 5.

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

Basic and diluted loss per share – Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding and potential dilutive common shares. There were 12,600,000 stock options and 9,200,000 warrants outstanding at June 30, 2011 that are excluded from the three and six month calculation of diluted loss per share as their effect is anti-dilutive.

Business condition – The Company’s financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the six months ended June 30, 2011, the Company sustained a net loss of $468,012 and generated income only incidental to interest collected and accrued in the amount of $3,921 and $10,222, respectively, from a long-term note receivable from Cogility. At June 30, 2011 the Company had $3,356 in cash and current liabilities of $51,302. Loans from related parties and others have provided the needed capital for the Company to date; however, substantial doubt remains about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's ability to meet its ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, the Company is dependent on management being willing to continue to serve without monetary remunerations. In addition, the Company has entered into substantial long-term indebtedness as a result of the long-term liabilities described in Note 7.

Recently adopted accounting standards – Recent accounting standards that have been issued by the FASB (or rules and interpretive releases of the SEC) are not expected to have a material impact on the Company’s financial statements.

Note 3 – Related Party Transactions

During January and November 2009, the Company issued demand promissory notes to the spouse of the Company’s sole officer and one of its directors in the amount of $10,000 and $10,000, respectively. These notes bear interest at 10% per annum and are unsecured. During the six months ended June 30, 2011 and 2010 the Company incurred interest expense and made cash payments for interest in the amounts of $992 and $992, respectively.

During April 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $4,000. This note bears interest at 10% per annum and is unsecured. During the six months ended June 30, 2011, the Company incurred interest expense of $168 and made cash payments for interest in the same amount. On June 3, 2011 the loan was paid in full.

On October 12, 2010, the Company issued a demand promissory note to an entity related to its sole officer and one of its directors in the amount of $20,000. This note bears interest at 10% per annum and is unsecured. During the six months ended June 30, 2011, the Company incurred interest expense of $992 and made cash payments for interest in the same amount.

During the January and February of 2011, the Company entered into long-term notes payable in the amount of $400,000 with several entities and individuals related to the Company. These long-term notes bear interest at 3% per annum and are due December 31, 2014. During the six months ended June 30, 2011, the Company incurred interest expense of $4,675 and made cash payments for interest in the same amount. These long-term notes have been discounted on the Company’s financial statements as described in Note 7.

During the six months ended June 30, 2011, the Company loaned $600,000 of cash to Cogility, assumed from Cogility a $200,000 note payable to an entity related to the sole officer of the Company and assigned and transferred to Cogility a $20,000 note receivable from Cortez Systems, all in exchange for $820,000 of promissory notes receivable from Cogility. The Cogility notes receivable bears interest at 5% per annum payable quarterly beginning June 30, 2011, are due December 31, 2014 and are secured by all of Cogility's assets.  Included in interest income at June 30, 2011 was accrued and unpaid interest of $10,222.

On June 15, 2011 the Company loaned an additional $25,000 of cash to Cogility for working capital needs.  The loan is unsecured, due upon demand, and bears interest at 5% per annum.  Included in interest income at June 30, 2011 was accrued and unpaid interest of $51.

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

Pursuant to the November 4, 2010 Agreement:

(1) on November 4, 2010, the Company issued to its director and sole officer and five of its non-officer directors options to acquire an aggregate of 12,600,000 pre-split shares of its common stock at an exercise price of $.10 per share (upon completion of the 1-for-20 reverse split, these options shall be converted into an aggregate of 630,000 options, each with an exercise price of $2.00 per share), with the vesting of such options being contingent upon the closing of the Cogility Merger.  The options expire on the 10th anniversary of the closing of the Cogility Merger;

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

(5) at the closing of the Cogility Merger, the Company will issue to Cogility’s option holders (these being in addition to options mentioned in (2) and (3) above), options to acquire an aggregate of 458,428 post-split shares of the Company's common stock at exercise prices ranging from $1.06 to $5.00 per share; and

(6) at the closing of the Cogility Merger, the Company will issue options to acquire an aggregate of 1,500,000 post-split shares of the Company's common stock at an exercise price of $5.00 per share to the Company’s current or future directors, officers, employees or consultants of or to Cogility.

Note 6 – Stock Options

In connection with the letter of intent described in Note 5, the Company issued to its director and sole officer and five of its non-officer directors on November 4, 2011, options to purchase an aggregate of 12,600,000 shares of its common stock at an exercise price of $0.10 per share.

The total value of the options issued was determined to be $801,762 and charged general and administrative expense for the period ended December 31, 2010, in the amount of $308,787. The Company used an estimated merger date of April 1, 2011, at December 31, 2010 for the purpose of recognizing the related compensation expense for the period then ended. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related option. Forfeitures are estimated based on historical experience rates. At June 30, 2011, the Company reevaluated the estimated merger date and determined it to be September 15, 2011. As a result, for the three and six month periods ended June 30, 2011, the Company charged general and administrative expense in the amount of $121,357 and $390,209, respectively.  There is $102,766 of unrecognized compensation expense related to stock options granted, which is expected to be recognized during the nine months ended September 30, 2011. There was no income tax benefit recognized for the three and six months ended June 30, 2011.

Note 7 – Long-term Liabilities

During the six months ended June 30, 2011, the Company issued $920,000 of 3% promissory notes and warrants to purchase 9,200,000 pre-split shares of common stock at $0.10 per share to accredited investors in a private placement offering. The notes payable and the warrants were issued in exchange for $700,000 in cash, the exchange and settlement of a $200,000 note payable to an entity related to the sole officer of the Company, which note payable had previously been assumed from Cogility, and the transfer and assignment from an unrelated third party of a $20,000 note receivable from Cortez Systems. Notes for $400,000 were issued to related parties, which included $200,000 of the cash received (see Note 3). The promissory notes accrue interest at the rate of 3% per annum payable quarterly on the last day of each calendar quarter beginning March 31, 2011, mature on December 31, 2014 and are secured by all of the assets of the Company. The warrants are exercisable through March 31, 2016.

The fair value of the warrants issued was estimated to be $465,275 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 82.46%; risk-free interest rate of 1.1%; dividend yield of 0% and an estimated term of 2.65 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $345,347 being allocated to the notes payable, $265,651 to notes payable – related party, and $309,002 allocated to the warrants. The resulting discount to the notes payable is being amortized over the term of the promissory notes using the interest method and cause the notes payable to have an effective interest rate of 14.55%. The Company recognized $6,114 and $21,035 of amortization of the discount on the notes payable as interest expense for the three and  six months ended June 30, 2011, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this report and the “Forward Looking Statements” section in the forepart of this Report and the “Risk Factors” contained in our latest Annual Report on Form 10-K, as may be amended or updated from time to time.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  These statements are based on current information available to management.  No assurance can be made that any of our forward looking statements will materialize as planned.

            Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” and “Risk Factors” contained in our latest Annual Report on Form 10-K and other business risks and information, set forth herein, as well as the “Business” section above.

Results of Operations

For the Three and Six Months Ended June 30, 2011

During the three months ended June 30, 2011, we had no revenue and had a net loss of $148,764 compared to a net loss of $7,042 for the comparable three month period ended June 30, 2010. The reason for the significant increase in loss results primarily from share based compensation and expenses billed by professionals such as accountants and lawyers in connection with SEC disclosures relating to the intended Cogility transaction. The share based compensation of $121,356, amounts to 82% of our loss for the three months ended June 30, 2011.

During the six months ended June 30, 2011, we had no revenue and had a net loss of $468,012 compared to a net loss of $15,300 for the comparable six month period ended June 30, 2010. The reason for the significant increase in loss results primarily from share based compensation and expenses billed by professionals such as accountants and lawyers in connection with SEC disclosures relating to the intended Cogility transaction. The share based compensation of $390,209, which amounts to 84% of our loss for the six months, resulted from the issuance of options to purchase an aggregate of 12,600,000 shares of our common stock at an exercise price of $0.10 per share issued on November 4, 2010 to Gerard M. Jacobs our sole executive officer, and to several of our other directors, including Roger S. Greene, Michael D. McCaffrey, Richard E. Morrissy, Joshua A. Bloom, MD and Vincent J. Mesolella. As of June 30, 2011, the total value of the options issued to these management personnel was determined to be an aggregate of $801,762, but recognized over a series of quarters dating back to 2010 when the options were granted and commenced vesting (November 4, 2010) through the anticipated closing date of the Cogility agreement. During the three month period ended December 31, 2010, we recognized $304,787 in stock based compensation, during the current six month period ended June 30, 2011 we recognized $390,209 in stock based compensation, and we anticipate recognizing $102,766 in additional stock based compensation during the three month period ended September 30, 2011.

At June 30, 2011, our current liabilities included accounts payable of $11,302 compared to payables of $17,055 at December 31, 2010.  During the six month period ended June 30, 2011, we added $920,000 in notes payable, which were discounted by $309,002. As described below, most of the proceeds of these notes were in turn loaned to Cogility, which left a cash balance of $3,356 at June 30, 2011. For years, we have existed as a public shell searching for assets or business (es) to acquire. Costs and expenses related to legal, accounting, merchant banking, management, employees, and office space has been either extremely low or non-existent during this public shell period. While we currently remain a public shell, our increased cash operating expenses in the second half of 2010 and the first half of 2011 ended June 30, was a result of increased legal, accounting, audit, travel and interests fees resulting from negotiations and agreements with Cogility. Since entering into a letter of intent with Cogility to move toward acquiring them, we have worked to create a number of legal and audited and unaudited accounting documents for both internal and transactional use as well as for use in public disclosure. The costs are reflected in our financial statements. As we lack the assets and revenues necessary to produce cash to meet these expenses, we have been forced to borrow these funds.

As discussed we intend to complete a merger with Cogility. In addition to Cogility, we intend to evaluate, structure and potentially complete other mergers with, or acquisition of, other prospects consisting of private companies, partnerships or sole proprietorships. We may seek to acquire a controlling or minority interest in such entities in contemplation of later completing an acquisition.

Liquidity and Capital Resources

As of June 30, 2011, we had $3,356 in cash on hand, compared to $5,148 on hand at December 31, 2010. In the past we have been totally reliant on management and our affiliates to fund our operations via loans made to us. For instance, to sustain the company, affiliated parties loaned the company $44,000 since 2009. We have borrowed an additional $700,000 from related and unrelated parties.  The Notes payable bear interest at 3% per annum.  For the three and six months ended June 30, 2011 cash payments for interest expense was $6,881and $11,527 respectively.  However, we in turn loaned the majority of those funds, $600,000, to Cogility. The notes receivable bear interest at 5% per annum and is payable quarterly.  For the three and six months ended June 30, 2011 the company earned $3,921 and $10,222, respectively in interest income on the Cogility Notes.

We have also needed to deploy cash to meet the increased expenses described above to meet legal, accounting and other costs in connection with the proposed Cogility transaction.  For the six months ended June 30, 2011, the Company sustained a net loss of $468,012 and generated income only incidental to interest collected and accrued in the amount of $3,921 and $10,273, respectively, from note receivables from Cogility. At June 30, 2011 the Company had $3,356 in cash and current liabilities of $51,302. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to meet our ongoing financial requirements is dependent on management being able to obtain additional equity and/or debt financing, the realization of which is not assured. In addition, we are dependent on management being willing to continue to serve without monetary remunerations.

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

ITEM 4A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The  Company  carried  out  an  evaluation,  under  the supervision and with the participation  of  management,  including  our  Chief  Executive Officer / Chief Financial  Officer,  of  the  effectiveness  of  the design and operation of the Company's  disclosure  controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective  at  June 30, 2011.

These weaknesses are due to limited staff and lack of expertise with complex accounting matters which occurred during the period ended June 30, 2011. Management of the Company is attempting to obtain additional expertise. Due to our  limited  financial  and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There  was  no  change  in  our  internal  control over financial reporting that occurred  in  the second quarter of 2011 that has materially affected, or is reasonably  likely  to  materially  affect  our  internal control over financial reporting.

As of the date of this filing, to remediate the weakness in our internal controls over financial reporting, we are considering steps, such as training, to augment the technical resources available to us to assist us in identifying and analyzing complex non-routine transactions and with valuing and determining the appropriate accounting treatment for any such complex non-routine transactions.

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

Dated: August 11, 2011
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
President