Form 10-Q
period 2011-09-30
ACQUIRED SALES CORP
filed 2011-11-14
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(847) 915-2446
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,602,896 shares of common stock, par value $.001 per share, outstanding as of November 14, 2011.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒.

ACQUIRED SALES CORP.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	1

	Unaudited Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	F-1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	F-2

	Unaudited Condensed Consolidated Statement of Shareholders’ Deficit for the Nine Months Ended September 30, 2011	F-3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	F-4

	Unaudited Notes to Condensed Consolidated Financial Statements	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4A.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		17

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

The results for the period ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the transition period from October 1, 2010 to December 31, 2010.

ACQUIRED SALES CORP. AND SUBSIDIARY

ACQUIRED SALES CORP. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$340	$279,532
Accounts receivable	615,000	-
Receivables from employees	1,108	6,526
Prepaid expenses	-	2,711
Total Current Assets	616,448	288,769
Property and Equipment, net of accumulated depreciation of
$2,223,470 and $2,192,286, respectively	56,524	73,583
Note receivable from Cortez	31,450	-
Deposits	12,535	12,791
Total Assets	$716,957	$375,143
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$429,179	$546,757
Accrued liabilities	212,173	175,127
Billings in excess of costs on uncompleted contracts	686,298	-
Unearned revenue	29,800	59,960
Accrued compensation	541,614	305,598
Notes payable, current portion	466,798	441,798
Notes payable - related parties, current portion	501,544	69,943
Total Current Liabilities	2,867,406	1,599,183
Long-Term Liabilities
Notes payable, net of $65,571 unamortized discount and current portion	454,429	-
Notes payable - related parties, net of $46,895 and $0 unamortized
discount and current portion	349,561	200,000
Total Long-Term Liabilities	803,990	200,000
Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,467,188 and 2,175,564 shares outstanding, respectively	2,467	2,175
Additional paid-in capital	4,369,676	3,409,474
Accumulated deficit	(7,326,582)	(4,835,689)
Total Shareholders' Deficit	(2,954,439)	(1,424,040)
Total Liabilities and Shareholders' Deficit	$716,957	$375,143

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For theThree Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue
Software licensing and hardware sales	$-	$501,334	$-	$501,334
Consulting Services	-	3,139,408	-	4,239,586
Maintenance and support services	18,385	16,250	55,160	83,750
Total Revenue	18,385	3,656,992	55,160	4,824,670
Cost of Revenue
Hardware and software costs	-	510,427	-	510,427
Cost of services	-	1,385,194	88	1,982,407
Total Cost of Revenue	-	1,895,621	88	2,492,834
Gross Profit	18,385	1,761,371	55,072	2,331,836
Selling, General and Administrative Expenses	696,398	327,129	2,502,164	1,148,334
Income (Loss) From Operations	(678,013)	1,434,242	(2,447,092)	1,183,502
Interest Expense	16,442	18,500	43,001	55,500
Income (Loss) Before Provision for Income Taxes	(694,455)	1,415,742	(2,490,093)	1,128,002
Provision for Income Taxes	-	-	800	800
Net Income ( Loss)	$(694,455)	$1,415,742	$(2,490,893)	$1,127,202
Basic Income (Loss) Per Share	$(0.32)	$0.65	$(1.14)	$0.52
Diluted Income (Loss) Per Share	$(0.32)	$0.64	$(1.14)	$0.51
Basic Weighted-Average Shares Outstanding	2,175,564	2,175,564	2,175,564	2,175,564
Diluted Weighted-Average Shares Outstanding	2,175,564	2,228,973	2,175,564	2,228,973

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	2,175,564	$2,175	$3,409,474	$(4,835,689)	$(1,424,040)
Services contributed by shareholder,
no additional shares issued	-	-	187,500	-	187,500
Conversion of notes payable to share-
holder, no additional shares issued	-	-	73,319	-	73,319
Share-based compensation	-	-	706,704	-	706,704
Assumption of the Acquired Sales
Corp.'s net liabilities	291,624	292	(7,321)	-	(7,029)
Net loss	-	-	-	(2,490,893)	(2,490,893)
Balance, September 30, 2011	2,467,188	$2,467	$4,369,676	$(7,326,582)	$(2,954,439)

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	For the Nine Months
	Ended September 30,

	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(2,490,893)	$1,127,202
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Services contributed by shareholder, no additional shares issued	187,500	75,000
Share-based compensation	706,704	11,703
Expenses paid by increase in notes payable to related party	3,376	37,784
Depreciation	31,184	30,391
Compensation from forgiveness of receivables from employees	-	129,283
Changes in operating assets and liabilities:
Accounts receivable	(615,000)	(332,452)
Other	1,517	6,228
Accounts payable	(124,607)	281,387
Accrued liabilities	47,580	12,865
Unearned revenue	(30,160)	19,798
Billings in excess of costs on uncompleted contracts	686,298	(1,815,300)
Accrued compensation	236,016	215,967
Net Cash Used in Operating Activities	(1,360,485)	(200,144)
Cash Flows from Investing Activities
Advances to and collection of loans to employees	5,418	(72,006)
Increase in note receivable from related party	(10,000)	-
Purchase of property and equipment	(14,125)	(38,494)
Net Cash Flows Used in Investing Activities	(18,707)	(110,500)
Cash Flow from Financing Activities
Proceeds from borrowing under notes payable	30,500	-
Proceeds from borrowing under notes payable to related parties	1,075,000	-
Principal payments on notes payable to related party	-	(433,445)
Principal payments on notes payable	(5,500)	(107,285)
Net Cash Provided by (Used in) Financing Activities	1,100,000	(540,730)
Net Decrease in Cash	(279,192)	(851,374)
Cash and Cash Equivanlents at Beginning of Period	279,532	881,008
Cash and Cash Equivalents at End of Period	$340	$29,634
Supplemental Cash Flow Information
Cash paid for interest	$20,720	$-

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Supplemental Disclosure of Noncash Investing and Financing Activities
Note receivable from Cortez acquired by issuance of note payable to
Acquired Sales Corp.	$20,000	$-
Note payable to Acquired Sales Corp. issued in exchange for note
payable to a related party	200,000	-
Notes payable to Acquired Sales Corp. and related accrued interest
exchanged for notes payable	855,534	-
Conversion of note payable to shareholder, no additional shares issued	73,319	-
Liabilities of Acquired Sales Corp. assumed in exchange for the
issuance of common stock, stock options and warrants	7,029	-

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – On November 4, 2010, Acquired Sales Corp. (“Acquired Sales”) entered into an agreement with Cogility Software Corporation (“Cogility”) that was closed on September 29, 2011, whereby Cogility was merged with and into a newly-formed subsidiary of Acquired Sales. To effect the merger, Cogility shareholders owning 100% of the 11,530,493 Cogility common shares outstanding received 2,175,564 Acquired Sales common shares, or one Acquired Sales common share for each 5.3 Cogility common shares outstanding. Acquired Sales reverse split its common shares outstanding on a 1-for-20 basis, which results in the 5,832,482 Acquired Sales pre-split common shares outstanding before the merger becoming 291,624 common shares. In addition,Cogility had stock options outstanding that would have permitted the holders thereof to purchase 5,724,666 Cogility common shares at prices ranging from $0.001 to $1.40 per share. In the merger transaction, the Cogility option holders exchange these stock options for 1,080,126 Acquired Sales stock options exercisable at prices ranging from $0.001 to $5.00 per share.

The Cogility shareholders received 88.2% of the common shares outstanding after the merger and the shareholders and management of Cogility gained ownership and operating control of the combined company after the merger. Accordingly, Cogility was considered the accounting acquirer under current accounting guidance and the merger was recognized as a recapitalization of Cogility. The results of operations prior to the merger are those of Cogility, restated on a retroactive basis for all periods presented for the effects of the 5.3-for-1 reverse stock split. The exchange of the stock options was considered to be part of the recapitalization of Cogility and was not a modification of the Cogility stock options.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts and operations of Cogility for all periods presented and accounts and operations of Acquired Sales from September 29, 2011. The entities for these respective periods are referred to herein as “the Company.” Intercompany accounts and transactions have been eliminated on consolidation.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements of Cogility included in Form 8-K filed with the U.S. Securities and Exchange Commission on October 4, 2011. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

Basic and Diluted Income (Loss) Per Common Share – Basic income (loss) per common share is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 1,785,126 and 264,684 employee stock options and 460,000 and no warrants outstanding during the nine months ended September 30, 2011 and 2010, respectively, that were excluded from the computation of the diluted income (loss) per share for the three and nine months ended September 30, 2011 and 2010 because their effects would have been anti-dilutive.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses which has resulted in an accumulated deficit of $7,326,582 as of September 30, 2011. During the nine months ended September 30, 2011, the Company recognized $55,160 of revenue, suffered a loss of $2,490,893 and used $1,360,485 of cash in its operating activities. At September 30, 2011, the Company had negative working capital of $2,250,958 and a stockholders’ deficit of $2,954,439. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to obtain additional capital from investors and to succeed in its future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order for the Company to remain as a going concern, it will need to secure additional financing as well as enter into and complete profitable contracts.

NOTE 3 – ACQUISITION OF ACQUIRED SALES CORP.

As of September 29, 2011, Acquired Sales had been a non-operating public shell corporation with no significant operations or assets except for notes receivable from Cogility. During 2011, Acquired Sales issued notes payable and warrants in a private placement offering and in other transactions and loaned most of the proceeds to Cogility. For financial reporting purposes, the merger of Cogility into a newly-formed subsidiary of Acquired Sales was recognized as the acquisition of Acquired Sales by Cogility on September 29, 2011. Under current accounting guidance, Acquired Sales was not a business for purposes of determining whether a business combination occurred. Therefore the acquisition of Acquired Sales was recognized as the exchange of notes payable and as the assumption of liabilities in exchange for equity instruments. The exchange of notes payable is discussed in Note 7.

The acquisition of Acquired Sales has been recognized as the issuance of 291,624 shares of common stock, the issuance of 460,000 warrants exercisable at $2.00 per share through March 31, 2016, and the issuance of 630,000 stock options exercisable at $2.00 per share through September 29, 2021, in exchange for the assumption of $7,029 of accounts payable from Acquired Sales.

The following table presents the unaudited pro forma consolidated results of operations for the nine months ended September 30, 2011 and for the year ended December 31, 2010, as though the acquisition of Acquired Sales had been completed as of the beginning of each period presented. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations to be expected in any future period or the results of operations that actually would have been realized had the entities been combined during the nine months ended September 30, 2011 or the year ended December 31, 2010:

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine
	Months Ended	For the Year Ended
	September 30, 2011	December 31, 2010
Revenue	$55,160	$4,851,190
Net loss	(3,185,071)	(770,377)
Basic and diluted loss per share	$(1.29)	$(0.31)

NOTE 4 – EARNINGS AND COSTS ON UNCOMPLETED CONTRACT

At September 30, 2011 the Company was in the process of providing a software license, hardware and services to three customers. Revenue and costs on the uncompleted contracts were deferred at September 30, 2011 and will be recognized upon completion of the contracts. Contract billings in excess of contract costs on uncompleted contracts at September 30, 2011 were as follows:

	September 30,	December 31,
	2011	2010
Billings to date	$912,235	$-
Less: Costs on uncompleted contracts	(225,937)	-
Billings in Excess of Costs on Uncompleted Contracts	$686,298	$-

NOTE 5 – INVESTMENT IN AND LOAN TO CORTEZ SYSTEMS

On October 1, 2010, the Company signed an investment agreement for the purchase of 49% of the common stock of Cortez Systems (Cortez) for $526, a recently formed company in the business of providing software project applications and related services to government and non-government clients. Through September 30, 2011, the Company recognized losses of $526 from its investment in Cortez. Pursuant to the agreement, the Company agreed to advance Cortez $5,000 each month during the period October 2010 through March 2011, for a total of $30,000 for working capital needs. Due to the Company’s own lack of liquidity, as of December 31, 2010, the Company had not made the required payments; however, an unrelated individual loaned Cortez $20,000 for working capital needs on December 1, 2010.

On March 11, 2011, the individual assigned his loan receivable from Cortez to Acquired Sales in exchange for the issuance of a promissory note and warrants issued by Acquired Sales to the individual. At the same time the loan receivable was assigned to the Company in exchange for a 5% promissory note payable to Acquired Sales. On March 17, 2011, the Company loaned Cortez an additional $10,000 in accordance with the October 1, 2010 investment agreement. The note receivable from Cortez bears interest at 5.75% per annum and is due September 30, 2012. The balance owed to Acquired Sales by Cortez, including accrued interest, was $31,450 on September 30, 2011.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accrued Compensation – At September 30, 2011, the Company had recorded accrued compensation comprised of $302,361 in deferred payroll, $35,596 in employee reimbursements payable, and commissions payable to one current and one former employee  in the aggregate amount of $203,967. The accrued compensation portion primarily relates to a 25% payroll deferral program for all employees that began on January 26, 2011 ended June 30, 2011.  The resulting deferred payroll expense is included in accrued compensation of $541,614 at September 30, 2011.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, the Company had signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions, with payment deferred until 30 days after the closing of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. Under the severance agreement the former executive officer will receive a one-time bonus of $35,000 and deferred compensation of $18,432 payable upon the completion of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. The former executive officer was also to be paid additional deferred compensation of $9,662 by September 30, 2011, but this amount was paid on November 3, 2011. In addition, the severance agreement modified the terms of stock options held by the former executive officer for the purchase 66,667 common shares such that the stock options will not expire until June 14, 2012. Stock options for the purchase of 133,334 common shares were forfeited.

On June 24, 2011 an employee resigned and entered into a severance agreement with the Company.  Under the severance agreement, payment of $8,224 of vacation pay was deferred and to be paid the earlier of the completion of a $2,000,000 private placement offering or September 23, 2011. The amount has not yet been paid.  In addition, the severance agreement modified the terms of stock options held by the former employee for the purchase of 133,000 common shares such that the stock options will not expire until June 24, 2012.  Stock options for the purchase of 67,000 common shares were forfeited.

NOTE 7 – NOTES PAYABLE

Notes Payable to Related Parties – During the nine months ended September 30, 2011, the Company borrowed $450,000 in various installments from an officer of the Company. The related notes payable are unsecured, non-interest bearing and are due upon demand.

During the nine months ended September 30, 2011, a shareholder of Cogility paid $3,376 of expenses on behalf of Cogility under the terms of an unsecured promissory note agreement bearing interest at 10% per annum and due on demand. At September 29, 2011, the Company owed the shareholder $73,319 from these payments and similar payments in prior years.  On September 22, 2010, the shareholder signed an agreement that, in the event of a potential merger with Acquired Sales Corp., any loans from the shareholder would be forgiven. The shareholder further agreed to make no claims for amounts due to the shareholder under the consulting arrangement and such amounts would also be written off if the potential merger is completed. On September 29, 2011 the note payable was forgiven and is recognized as of that date as a conversion of $73,319 of notes payable to shareholder to additional paid-in capital without the issuance of additional shares.

On December 14, 2010, the Company issued a promissory note to an entity related to an officer of the Company in the amount of $200,000 to finance working capital needs. The note bore interest at 5% per annum, was due December 31, 2013 and was unsecured. Interest payments were due quarterly starting in March 2011.  On January 31, 2011 this note was assumed by Acquired Sales Corp.

During the nine months ended September 30, 2011, the Company issued seven promissory notes payable to Acquired Sales Corp. in the aggregate principal amount of $845,000 in exchange for $625,000 in cash, the assumption of the $200,000 note payable by the Company to an entity related to an officer of the Company (see the preceding paragraph) and a $20,000 note receivable from Cortez. The notes payable bore interest at 5% per annum payable quarterly beginning March 31, 2011, were due December 31, 2014 and were secured by all of the assets of the Company.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 29, 2011, Cogility exchanged $845,000 of notes payable to Acquired Sales and $10,534 of related accrued interest for $448,000 of notes payable to related parties and $520,000 of notes payable to third parties. The transaction was evaluated to determine whether it qualified as an extinguishment of debt under current accounting guidance. Under that guidance, an exchange of debt instruments with substantially different terms is a debt extinguishment. Debt is deemed to have substantially different terms if the present value of the cash flows under the terms of the new debt is a least 10% different from the present value of the remaining cash flows under the terms of the original debt instruments. The present value of the cash flows did not change by 10%; therefore, the new debt was not substantially different from the original debt and the transaction was recognized as an exchange of debt rather than an extinguishment of debt.

The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable. On both September 29 and September 30, 2011, the carrying amount of the notes payable to related parties was $401,105, net of $46,895 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $454,429, net of $65,571 of unamortized discount.

The details of the terms of the notes payable to related parties and their carrying amounts were as follows at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Non-interest bearing notes payable to an officer of the Company; unsecured;
due on demand	$450,000	$-
3% $400,000 Notes payable to related parties; due December 31, 2014;
interest payable quarterly; secured by all of the assets of the Company; net
of $50,439 unamortized discount based on imputed interest rate of 7.60%	349,561	-
10% Notes payable to the spouse of an officer of the Company; unsecured;
due on demand; net of $1,477 unamortized premium based imputed interest
rate of 7.60%	21,477	-
10% Note payable to a relation of an officer of the Company; unsecured; due on demand; net of $1,477 umamortized premium based on imputed interest
rate of 7.60%	21,477	-
10% Notes payable to an entity related to an officer of the Company;
unsecured; due on demand; net of $590 unamortized premium based on
imputed interest rate of 7.60%	8,590	-
Non-interest bearing notes payable to principal shareholder;
relating to accrued consulting fees; unsecured; due on demand	-	69,943
5% Note to an entity related to an officer of the Company;
unsecured; interest payable quarterly	-	200,000
Total Notes Payable - Related Parties	851,105	269,943
Less: Current portion	(501,544)	(69,943)
Long-Term Notes Payable - Related Parties	$349,561	$200,000

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable – The Company is obligated under the terms of unsecured notes payable to an individual totaling $336,728 that bear interest at 5.75% per annum and are due in October 2012. The notes allow the lender to demand partial payment earlier than the maturity date upon the completion of a private placement financing by the Company of common stock or debt convertible into common stock of at least $1,000,000 and payment in full upon the completion of a private placement financing by the Company of common stock or debt convertible into common stock of at least $2,000,000.

At September 30, 2011, notes payable to a lending company totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans as such imputed interest would not have been material to the accompanying financial statements.

The details of the terms of the notes payable and their carrying amounts were as follows at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
5.75% $336,728 notes payable to an individual; unsecured; due
October 2012	$336,728	$336,728
Non-interest bearing notes payable to a lending company; unsecured;
due on demand	130,070	105,070
3% $520,000 Notes payable; due December 31, 2014; interest payable quarterly; secured by all of the assets of the Company; net of $65,571
unamortized discount based on imputed interest rate of 7.60%	454,429	-
Total Notes Payable	921,227	441,798
Less: Current portion	(466,798)	(441,798)
Long-Term Notes Payable	$454,429	$-

NOTE 8 – SHAREHOLDERS’ DEFICIT

On September 29, 2011, the shareholders of Acquired Sales amended its articles of incorporation to increase the authorized common stock to 100,000,000 shares, $0.001 par value.

During the nine months ended September 30, 2011, the chief executive officer and shareholder of the Company provided services to the Company, which services were determined by the board of directors to have had a fair value of $187,500. The Company did not compensate the executive officer during the nine months ended September 30, 2011. The Company has recognized a capital contribution of $187,500 during the nine months ended September 30, 2011 for the services provided by the executive officer.

During the nine months ended September 30, 2011 one key executive and one employee resigned from the Company.  As part of the severance agreements, the term of their vested options were extended for a period of eleven months. Included in compensation expense for the nine months ended September 30, 2011 was $12,735 of incremental compensation costs associated with the modification of the original option terms.

Following is a summary of stock option activity as of September 30, 2011, and changes during the nine months then ended:

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2010	1,117,924	$1.80
Granted	705,000	$1.93
Forfeited	(37,735)	$3.53
Expired	(63)	2.12
Outstanding, September 30, 2011	1,785,126	$1.82	8.70	$ 2,480,932
Exercisable, September 30, 2011	1,785,126	$1.82	8.70	$ 2,480,932

Share-based compensation expense charged against operations during the nine months ended September 30, 2011 and 2010 was $706,704 and $11,703, respectively, and was included in selling, general and administrative expenses. There was no income tax benefit recognized. As of September 30, 2011, there was $770 of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over the remaining three months of the year ending December 31, 2011.

On September 29, 2011, Acquired Sales had 630,000 stock options outstanding that were exercisable at $2.00 per shares through September 29, 2021, and 460,000 warrants exercisable at $2.00 per share through March 31, 2016. These options and warrants were recognized for financial reporting purposes as the replacement of the Acquired Sales’ options and warrants on September 29, 2011 as part of the consideration for $7,029 of liabilities assumed in the acquisition of Acquired Sales; therefore, they were not recorded at their fair value.

On September 29, 2011, the Company granted stock options to a consultant for the purchase of 25,000 shares of common stock at $0.001 per share and 50,000 shares at $2.00 per share. The options vested on the date granted. The grant-date fair value of these options was $190,956, or a weighted-average fair value of $2.55 per share, determined by the Black-Scholes option pricing model using the following weighted-average assumptions: expected future volatility of 76.55%; risk-free interest rate of 0.77%; dividend yield of 0% and an expected term of 5 years. The expected volatility was based on a peer company’s volatility and the volatility of indexes of the stock prices of companies in the same industry. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the options. The expected term of the options was determined based on one half of the contractual term.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has authorized the issuance of options to purchase 1,500,000 shares of common stock to directors, officers, employees and consultants under terms and conditions described in the acquisition agreement between the Company and Acquired Sales. The Company has also authorized the issuance of options to purchase 200,000 shares of common stock upon the execution of an employment agreement between the Company and an officer.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the nine months ended September 30, 2011.

NOTE 10 – SUBSEQUENT EVENTS

On October 17, 2011, notes payable to an individual totaling $336,728 and related accrued interest of $19,385 were converted into 111,986 shares of common stock at $3.18 per share. On that same day, a 3% $25,000 note payable to a director was converted into 7,862 shares of common at $3.18 per share. No beneficial conversion feature was recognized on the conversion of these notes.

On October 17, 2011, the Company also issued 15,724 shares of common stock to an entity affiliated with an officer for $50,000 in cash at a price of $3.18 per share.

On that same day, the Company issued a $75,000 note payable to a second officer for $75,000 of cash, bringing the total amount of notes payable to that the second officer to $525,000. At the same time, a significant shareholder, affiliated with a third officer of the Company sold 597,000 shares of the Company’s common stock to the second officer in exchange for the $525,000 of promissory notes from the Company, or at $0.88 per share. This significant shareholder transaction resulted in the Company recognizing $1,373,460 of share-based compensation expense, based upon the price at which common shares were issued for cash of $3.18 per share.

The Company entered into an agreement with this same significant shareholder on October 17, 2011 such that, at such time as the Company is financially able to do so and at the reasonable discretion of the chief executive officer of the Company, but no earlier than November 18, 2011, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 85,548 shares common stock at a price of $3.18 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

On November 4, 2010, Acquired Sales Corp. (“Acquired Sales”) entered into an agreement with Cogility Software Corporation (“Cogility”) that was closed on September 29, 2011, whereby Cogility was merged with and into a newly-formed subsidiary of Acquired Sales. To effect the merger, Cogility shareholders owning 100% of the 11,530,493 Cogility common shares outstanding received 2,175,564 Acquired Sales common shares, or one Acquired Sales common share for each 5.3 Cogility common shares outstanding. Acquired Sales reverse split its common shares outstanding on a 1-for-20 basis, which results in the 5,832,482 Acquired Sales pre-split common shares outstanding before the merger becoming 291,624 common shares. In addition, Cogility had stock options outstanding that would have permitted the holders thereof to purchase 5,724,666 Cogility common shares at prices ranging from $0.001 to $1.40 per share. In the merger transaction, the Cogility option holders exchange these stock options for 1,080,126 Acquired Sales stock options exercisable at prices ranging from $0.001 to $5.00 per share.

The Cogility shareholders received 88.2% of the common shares outstanding after the merger and the shareholders and management of Cogility gained ownership and operating control of the combined company after the merger. Accordingly, Cogility was considered the accounting acquirer under current accounting guidance and the merger was recognized as a recapitalization of Cogility. The historical financial information presented herein presents the accounts and results of operations of Cogility for all periods presented, restated on a retroactive basis for all periods presented for the effects of the 5.3-for-1 reverse stock split, and the accounts and operations of Acquired Sales from September 29, 2011. References herein to the “Company,” “we,” “our” or “us” refer to Cogility through September 29, 2011 and to Acquired Sales and Cogility on a consolidated basis after September 29, 2011, unless the context otherwise indicates.

At September 30, 2011 our current liabilities exceeded our current assets by $2,250,958 and we had a capital deficiency of $2,954,439. Accordingly, the Company was insolvent at September 30, 2011. We completed our last significant government contractual arrangement in September of 2010. We have recently signed four additional government contracts for total anticipated billings of $1,900,000. We have billed $912,235 on these contracts through September 30, 2011 and expect the remainder to be realized through the fourth quarter of 2011 and into the first quarter of 2012. The Company continues to be insolvent because there was little to no revenue generated between September 30, 2010 and September 30, 2011. We currently have operating liabilities that we cannot pay and without an additional infusion of cash it is unlikely that the Company will be able to continue as a going concern. During the nine months ended September 30, 2011, borrowed $625,000 from Acquired Sales, $450,000 from an officer, and $30,500 from a lending company. On September 29, 2011, Cogility exchanged $845,000 of notes payable to Acquired Sales and $10,534 of related accrued interest for $448,000 of notes payable to related parties and $520,000 of notes payable to third parties. Subsequent to September 30, 2011, the Company borrowed $75,000 from the same officer. These sources of financing along with collections of billings on contracts in progress have funded operations through the date of this filing. Without additional capital or the generation of profits from operations, there can be no assurance whatsoever that the Company will be able to overcome its current financial problems and bankruptcy is a distinct possibility.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report, including the “Risk Factors” included herein.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included in herein, such as those relating to our present condition of insolvency with risk of bankruptcy, failure of our marketing and sales activities to obtain new paying contracts during the past few months, vigorous competition in the software industry, dependence on existing management, leverage and debt that cannot be served at current income levels, budgetary constraints affecting the U.S. defense and intelligence communities, negative domestic and global economic conditions, and other Risk Factors.

Overview

Through Cogility Software Corporation (“Cogility”), the Company has developed software technology that is solving mission-critical problems facing the US defense and intelligence communities and many corporations today. Our software technology allows our customers to quickly access and analyzes the avalanche of data being generated by disparate sources and stored in many different databases. We provide Model Driven Complex Event Processing software technology for the U.S. defense and intelligence communities and private sector corporations with complex information management requirements.  We address the pressing organizational need for speed, agility and competitive differentiation. Our website can be reviewed at www.Cogility.com.

Our software technology is so uniquely capable that during the past two years -- without any advertising or promotional campaigns -- Cogility has gained significant traction within the U.S. defense and intelligence communities, as evidenced by its most recent contract with the Joint IED Defeat Organization (JIEDDO), which leads U.S. Department of Defense actions to rapidly provide Counter Improvised Explosive Device capabilities to U.S. troops.

During the fourth quarter of 2010 and the nine months ended September 30, 2011, we have realized operating losses and at September 30, 2011, we have negative working capital. These matters have been caused by of our inability to generate significant revenue from contracts. We have recently signed four government contracts for total anticipated billings of $1,900,000, we have billed $912,235 on these contracts through September 30, 2011 and we expect the remainder to be realized through the fourth quarter of 2011 and into the first quarter of 2012. Although we have signed these contracts, there are still several factors we must continue to address in generating additional revenue.

We have found that there is a significant lead time in the sales cycle because of the complex and sophisticated nature of our applications and our product requires substantial education of, and conceptual buy-in from a potential customer’s executive operations and information technology professionals.  This long sales cycle adversely affected our operations during the latter part of 2010 and into the first nine months of 2011, in regards to closing sales contracts with the U.S. federal government and other commercial customers.

Potential customers frequently require us to build demonstration systems to assist the potential customers' executive, operations and information technology professionals in understanding how our software might change their business processes and how our software might integrate with their existing systems. These factors add significant costs and time to complete a potential sale. During the fourth quarter 2010 and during the first nine months of 2011, we were required to build multiple demonstration systems for potential customers.

An additional factor that has adversely affected our marketing to the governmental sector has been the fact that the U.S. federal government had taken an extended period of time to pass a budget for its fiscal year. Instead, the government had relied on continuing resolutions to fund the on-going activities of the federal government and this makes it difficult for potential buyers of our product to know when or how much funding they will ultimately receive in the future. During the year ended December 31, 2010 and the first nine months of 2011, this had a materially adverse effect on our business, as buyers were unsure of what funds would be available, the timing of funds, and what projects would be funded.

We are new to the government sector and we do not yet have the experience or qualifications to act as a prime contractor in the federal contracting arena, and as a result, we must expend considerable time and effort trying to find organizations or companies that will act as the prime contractor or partner on our projects. The prime contractor collects and distributes funding and communicates with the end user. This adds risk and uncertainty, as we lose control over the projects and do not typically have direct communication with the customer. This inability to act as the prime contractor also can delay the closing of potential contracts and further lengthen the sales cycle. All of the above factors have materially affected our business in the latter part of 2010 and the first nine months of 2011.

Our lack of any substantial revenue in the fourth quarter 2010 and the first nine months of 2011 has caused us to continue to be insolvent. We currently have operating liabilities that we cannot pay and without an additional infusion of cash it is unlikely that we will be able to continue as a going concern. There can be no assurance whatsoever that we will be able to overcome our current financial problems and bankruptcy is a distinct possibility unless additional capital is raised promptly.

In addition to our focus on the government sector, we continue to market our product to the commercial sector. We believe that some of our commercial projects will result in the creation of software work product that can be re-sold multiple times within the same industries. We are currently exploring commercial projects in the insurance, banking, and legal industries that we believe may have resale potential.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit and long-term liabilities as of September 30, 2011 and December 31, 2010, as well as its cash flows for the nine months ended September 30, 2011 and 2010:

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$340	$279,532
Working capital deficit	(2,250,958)	(1,310,416)
Long-term liabilitites	803,990	200,000

	For the Nine Months
	Ended September 30,
	2011	2010
Cash used in operating activities	$(1,360,485)	$(200,144)
Cash used in investing activities	(18,707)	(110,500)
Cash provided by (used in ) financing activities	1,100,000	(540,730)

At September 30, 2011 the Company had cash of $340 and $615,000 of accounts receivable. Total current assets at September 30, 2011 were $616,448, an amount far below what is necessary to fund operations and fulfill corporate obligations.  Current liabilities at September 30, 2011 included $429,179 of accounts payable, $212,173 of accrued liabilities, $686,298 of billings in excess of costs on uncompleted contracts, $466,798 of notes payable, $501,544 of notes payable to related parties and $541,614 of accrued employee compensation. Billings in excess of costs on uncompleted contracts represent deferred revenue, net of costs, on contracts that are currently in process, which contracts are accounted for under the completed-contract method of accounting. Notes payable and notes payable to related party represents debt incurred by the Company to fund operating activities.  Amounts owed to employees represent deferred payroll, commissions and reimbursable expenses.

During the nine months ended September 30, 2011, the Company issued seven promissory notes payable to Acquired Sales in the aggregate principal amount of $845,000 in exchange for $625,000 in cash, the assumption of a $200,000 note payable to an entity related to an officer of Acquired Sales and a $20,000 note receivable from Cortez Systems. The notes payable bore interest at 5% per annum payable quarterly beginning March 31, 2011, were due December 31, 2014 and were secured by all of the assets of the Company.

On September 29, 2011, the Company exchanged the $845,000 of notes payable to Acquired Sales and $10,534 of related accrued interest for $448,000 of notes payable to related parties and $520,000 of notes payable to third parties. The transaction was recognized as an exchange of liabilities rather than an extinguishment of debt. The new notes payable were recorded at the carrying amount of original notes payable and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums on the new notes payable are being amortized over the term of the new notes. The carrying amount of the notes payable to related parties was $401,105, net of $46,895 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $454,429, net of $65,571 of unamortized discount, on September 30, 2011.

In addition, during the nine months ended September 30, 2011, the Company issued notes payable in the amounts of $450,000 to an individual and $25,000 to a lending company, to help fund operations.

Although a portion of these borrowings were classified as long-term liabilities at September 30, 2011, the Company still lacks liquidity and capital resources. During the second and third quarters of 2011, Company has been providing services under four revenue contracts; however, these contracts have yet to generate significant cash flows and the Company has had to rely on financing arrangements to fund operations for the first nine months of 2011. Subsequent to September 30, 2011, the Company issued a note payable in the amount of $75,000 to an individual, which along with collection of billings in excess of costs, has funded operations through the date of this report. There can be no assurance whatsoever that the Company will be able to permanently overcome its financial problems. Unless and until the Company is able to permanently overcome its financial problems, it will remain at risk of going bankrupt.

Comparison of September 30, 2011 and September 30, 2010

The Company incurred a net loss of $2,490,893 for the nine months ended September 30, 2011 mainly due to the lack of revenues generated for the period.  Under the completed-contract method of accounting, revenues for contract in progress are deferred, net of costs, until such time the contract is completed. Billings in excess of cost on uncompleted contracts was $686,298 at September 30, 2011. The nature of our operations makes it difficult to scale back costs in periods of reduced revenue. Our labor force is our largest cost and our employees are specifically trained and extremely difficult to replace. At September 30, 2011, the Company had current liabilities in excess of current assets of $2,250,958, an accumulated deficit of $7,326,582 and a shareholders’ deficit of $2,954,439.

The Company used $1,360,485 of cash in its operating activities during the nine months ended September 30, 2011 compared to using $200,144 in its operating activities during the nine months ended September 30, 2010. The components of the cash used in operating activities during the nine months ended September 30, 2011 was primarily due to the lack of revenue, the increase in account receivable of $615,000 and the reduction of accounts payable of $124,607, offset by an increase in billings in excess of costs on uncompleted contracts of $686,298 and increase in accrued compensation of $236,016.

The Company utilized cash for investing activities of $18,707 primarily for the purchases of $14,125 of property and equipment and $10,000 of advances on related party notes receivable. This is compared to $110,500 of cash used in investing activities for the nine months ended September 30, 2010.

The Company borrowed $1,075,000 from related parties and $30,500 from an individual during the nine months ended September 30, 2011 for net cash provided by financing activities of $1,100,000. This as compared to $540,730 of cash used in financing activities during the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, cash decreased by $279,192 leaving the Company with $340 in cash at September 30, 2011. This is compared to an $851,374 decrease in cash during the nine months ended September 30, 2010.

The Company incurred a net loss for the nine months ended September 30, 2011 of $2,490,893 as compared to a net income of $1,127,202 for that same period ended September 30, 2010. The Company has several contracts in progress at September 30, 2011, but defers all billing net of costs on the contracts until such time the contracts are closed under the completed-contract method of accounting.  During the nine months ended September 30, 2010, we closed a substantial government contract and were able to recognize the billings net of costs at that time.

We have several contract in process at September 30, 2011, with anticipated billings of approximately $1,900,000 under the contracts; however, there can be no assurance whatsoever that we will continue to generate significant revenue or realize income from operations in the future. We continue to pursue new contracts from both the U.S. defense and intelligence communities and from commercial customers; however, there can be no assurance whatsoever that such effort will be successful or will result in revenues to us on any particular timetable or in any particular amounts. The Company has a history of losses as evidenced by the accumulated deficit at September 30, 2011 of $7,326,582.

Comparison of the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010

Revenue – Revenue was $18,385 and $3,656,992 for the three months ended September 30, 2011 and 2010, respectively, representing a decrease of $3,638,607, or 99.5%. Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  At September 30, 2011, we had three contracts in progress whose billings in excess of cost are being deferred. During the three months ended September 30, 2010 we had completed a large single contract and as such had recognized the revenue at that time.

Revenue was $55,160 and $4,824,670 for the nine months ended September 30, 2011 and 2010, respectively, representing a decrease in revenue of $4,769,510, or 98.9%. Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  At September 30, 2011, we had three contracts in progress whose billings in excess of cost are being deferred. During the nine months ended September 30, 2010, we had completed a single large contract and as such had recognized the revenue at that time.

Cost of Revenue – Our cost of services was $0 for the three months ended September 30, 2011, compared to $1,895,621 for the three months ended September 30, 2010, representing a decrease of $1,895,621 or 100%.  The decrease in our cost of services was due to sales for the three months ended September 30, 2011 relating to maintenance and support services which have a very high profit margin due to very few costs and little to no labor allocable to those services.  Costs associated with the contract in process were deferred and will be recognized at such time the contract is completed.

Cost of services for the three months ended September 30, 2010, represent direct labor and travel on the contract completed during the three months then ended.

Our cost of services was $88 for the nine months ended September 30, 2011, compared to $2,492,834 for the nine months ended September 30, 2010, representing a decrease of $2,492,746 or 100%.  The decrease in our cost of services was due to sales for the nine months ended September 30, 2011 relating to maintenance and support services which have a very high profit margin due to very few costs and little to no labor allocable to those services.  Costs associated with the contract in process were deferred and will be recognized at such time the contract is completed. Cost of services for the nine months ended September 30, 2010, represent direct labor and travel on the contract completed during the nine months then ended.

The changes and percent changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2011 and 2010 are summarized as follows:

	For the Three Months
	Ended September 30,			Percent
	2011	2010	Change	Change
REVENUE
Software licensing and hardware sales	$-	$501,334	$(501,334)	-100.0%
Consulting Services	-	3,139,408	(3,139,408)	-100.0%
Maintenance and support services	18,385	16,250	2,135	13.1%
Total Revenue	$18,385	$3,656,992	$(3,638,607)	-99.5%

COST OF REVENUE
Hardware and software costs	$-	$510,427	(510,427)	-100.0%
Cost of Services	-	1,385,194	(1,385,194)	-100.0%
Total Cost of Revenue	-	1,895,621	(1,895,621)	-100.0%
Gross Profit	$18,385	$1,761,371	$(1,742,986)	-99.0%

	For the Nine Months
	Ended September 30,			Percent
	2011	2010	Change	Change
REVENUE
Software licensing and hardware sales	$-	$501,334	$(501,334)	-100.0%
Consulting Services	-	4,239,586	(4,239,586)	-100.0%
Maintenance and support services	55,160	83,750	(28,590)	-34.1%
Total Revenue	$55,160	$4,824,670	$(4,769,510)	-98.9%

COST OF REVENUE
Hardware and software costs	$-	$510,427	(510,427)	-100.0%
Cost of Services	88	1,982,407	(1,982,319)	-100.0%
Total Cost of Revenue	88	2,492,834	(2,492,746)	-100.0%
Gross Profit	$55,072	$2,331,836	$(2,276,764)	-97.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2011 and 2010, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Selling, General and Administrative Expense – Selling, general and administrative expense, including non-cash compensation expense, was $696,398 for the three months ended September 30, 2011, compared to $327,129 for the three months ended September 30, 2010, representing an increase of $369,269, or 113%. The increase in our selling, general and administrative expense related to an increase in salaries and wages not allocable to contracts.

Selling, general and administrative expense, including non-cash compensation expense, was $2,502,164 for the nine months ended September 30, 2011, compared to $1,148,334 for the nine months ended September 30, 2010, representing an increase of $1,353,830, or 118%. The increase in our selling, general and administrative expense related to an increase in salaries and wages not allocable to contracts, an increase in stock based compensation expense, and an increase in rental expense.

            Net Loss – We realized a net loss of $694,455 for the three months ended September 30, 2011, compared to a net income of $1,415,742 during the three months ended September 30, 2010. The resulting increase in the net loss of $2,110,197 or 149.0% was primarily related to the decrease in revenue recognized on completed contracts as well as an increase in compensation relating to issuance of stock options. We may continue to incur losses in the future as contracts close and new contracts are not entered into.

We realized a net loss of $2,490,893 for the nine months ended September 30, 2011, compared to a net income of $1,127,202 during the nine months ended September 30, 2010. The resulting increase in the net loss of $3,618,095 or 320.9% was primarily related to the decrease in revenue recognized on completed contracts as well as an increase in compensation relating to issuance of stock options. We may continue to incur losses in the future as contracts close and new contracts are not entered into.

Critical Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Significant estimates include share-based compensation forfeiture rates and the potential outcome of future tax consequences of events that have been recognized for financial reporting purposes. Actual results and outcomes may differ from management’s estimates and assumptions.

Accounts Receivable – Accounts receivable are stated at the amount billed to customers, net an allowance for doubtful accounts. The Company evaluates the collectability of the amount receivable from each customer and provides an allowance for those amounts estimated to be uncertain of collection. Accounts determined to be uncollectible are written off against the allowance for doubtful accounts.

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation.  Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, traded in or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are nine to five years. Depreciation expenses for the nine months ended September 30, 2011 and 2010 was $31,184 and $30,391, respectively.  Depreciation expense for the years ended December 31, 2010 and 2009 was $42,649, and $32,673, respectively.

Software Development Costs   – Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company's current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the nine months ended September 30, 2011 and 2010 and the years ended December 31, 2010, and 2009, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

Revenue Recognition – The Company enters into contractual arrangements with end-users of its products to sell software licenses, hardware, consulting services and maintenance services, either separately or in various combinations thereof. For each arrangement, revenue is recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, and delivery of the product or services has occurred. When the Company is the primary obligor or bears the risk of loss, revenue and costs are recorded on a gross basis. When the Company receives a fixed transactional fee, revenue is recorded under the net method based on the net amount retained.

In contractual arrangements where services are essential to the functionality of the software or hardware, or payment of the license fees are dependent upon the performance of the related services, revenue for the software license, hardware and consulting fees are recognized on the completed-contract method when the contract is substantially completed and all related deliverables have been provided to and accepted by the customer. This method is used because the Company is unable to accurately estimate total cost of individual contracts until the contracts are substantially complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims for additional compensation are recognized during the period such claims are resolved and collected.

Costs of software, hardware and costs incurred in performing the contract services are deferred until the related revenue is recognized. Contract costs include all purchased software and hardware, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, equipment, and travel costs as well as depreciation on equipment used in performance of the contractual arrangements. Depreciation on administrative assets and selling, general and administrative costs are charged to expense as incurred

Costs in excess of amounts billed are classified as current assets under the caption Costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified as current liabilities under the caption Billings in excess of costs on uncompleted contracts. Contract retentions are included in accounts receivables.

Software Licensing and Hardware Sales: When software licensing and/or hardware functionality are not dependent upon performance of services, the amount of revenue under the arrangement is allocated to the deliverable elements based on prices the Company sells the separate elements, if objectively determinable. If so determinable, the amounts allocated to the software licensing are recognized as revenue at the time of shipment of the software to the customer. Such sales occur when the Company resells third-party software and hardware systems and related peripherals as part of an end-to-end solution to its customers.  The Company considers delivery to occur when the product is shipped and title and risk of loss have passed to the customer.

Consulting Services: Consulting services are comprised of consulting, implementation, software installation, data conversion, building interfaces to allow the software to operate in integrated environments, training and applications. Consulting services are sold on a fixed-fee and a time-and-materials basis, with payment normally due upon achievement of specific milestones. Consulting services revenue is recognized under the completed-contract method as described above.

Maintenance and Support Services: Maintenance and support services consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are recognized ratably over the term of the related agreement.

Concentration of Significant Customers –At September 30, 2011, accounts receivables from two customers accounted for 100% of total accounts receivable.  In 2009, revenue from one customer was 95% of total revenue. In 2010, revenue from two customers totaled 86% of total revenue. For the nine months ended September 30, 2011 and 2010 revenue from one customer was 100% of total revenue and revenue from two customers totaled 94% of total revenue, respectively.

Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred income taxes. Deferred income taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and on tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided against deferred income tax assets when it is not more likely than not that the deferred income tax assets will be realized.

Basic and Diluted Loss Per Share – Basic income (loss) per common share is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 1,785,126 and 264,684 employee stock options and 460,000 and no warrants outstanding during the nine months ended September 30, 2011 and 2010, respectively, that were excluded from the computation of the diluted income (loss) per share for the three and nine months ended September 30, 2011 and 2010 because their effects would have been anti-dilutive.

Share-Based Compensation Plan – Stock-based compensation to employees and consultants is recognized as a cost of the services received in exchange for an award of equity instruments and is measured based on the grant date fair value of the award or the fair value of the consideration received, whichever is more reliably measureable. Compensation expense is recognized over the period during which service is required to be provided in exchange for the award (the vesting period).

Contractual Cash Obligations and Commercial Commitments

The Company is currently leasing space in one facility under the terms of an operating lease.  The Company is currently leasing office space for $3,826 per month through November 30, 2011. The Company was also leasing office space for $3,400 per month through a lease agreement that ended September 30, 2011. The Company vacated that space in July 2011. Lastly, the Company was leasing temporary housing space for $4,250 per month through April 15, 2011. The Company vacated that space on March 31, 2011. As of September 30, 2011, future minimum lease payments under the terms of the lease agreements are $7,652, which are all due during the year ending December 31, 2011.

During the nine months ended September 30, 2011, we borrowed $450,000 in various installments from an officer of the Company. The related notes payable are unsecured, non-interest bearing and are due upon demand.

On September 29, 2011, the Company exchanged $845,000 of notes payable to Acquired Sales and $10,534 of related accrued interest for $448,000 of notes payable to related parties and $520,000 of notes payable to third parties. The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable. On September 30, 2011, the carrying amount of the notes payable to related parties was $401,105, net of $46,895 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $454,429, net of $65,571 of unamortized discount.

The Company is obligated under the terms of unsecured notes payable to an individual totaling $336,728 that bear interest at 5.75% per annum and are due in October 2012. The notes allow the lender to demand partial payment earlier than the maturity date upon the completion of a private placement financing of common stock or debt convertible into common stock of at least $1,000,000 and payment in full upon the completion of a private placement financing of common stock or debt convertible into common stock of at least $2,000,000.

The Company has borrowed cash from a lending company. At September 30, 2011, notes payable to the lender totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans as such imputed interest would not have been material to the accompanying financial statements.

We entered into an agreement with a consultant on February 18, 2011 whereby we agreed to pay the consultant a fee based on net revenue received from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts.

On June 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, we signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions, with payment deferred until 30 days after the closing of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. Under the severance agreement the former executive officer will receive a one-time bonus of $35,000 and deferred compensation of $18,432 payable upon the completion of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. The former executive officer was also to be paid additional deferred compensation of $9,662 by September 30, 2011, but this amount was paid on November 3, 2011. In addition, the severance agreement modified the terms of stock options held by the former executive officer for the purchase 66,667 common shares such that the stock options will not expire until June 14, 2012. Stock options for the purchase of 133,334 common shares were forfeited.

On June 24, 2011 an employee resigned and entered into a severance agreement with the Company.  Under the severance agreement, payment of $8,224 of vacation pay was deferred and to be paid the earlier of the completion of a $2,000,000 private placement offering or September 23, 2011. The amount has not yet been paid.  In addition, the severance agreement modified the terms of stock options held by the former employee for the purchase of 133,000 common shares such that the stock options will not expire until June 24, 2012.  Stock options for the purchase of 67,000 common shares were forfeited.

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

ITEM 4A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The  Company  carried  out  an  evaluation,  under  the supervision and with the participation  of  management,  including  our  Chief  Executive Officer / Chief Financial  Officer,  of  the  effectiveness  of  the design and operation of the Company's  disclosure  controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at September 30, 2011.

These weaknesses are due to limited staff and lack of expertise with complex accounting matters which occurred during the period ended September 30, 2011. Management of the Company is attempting to obtain additional expertise. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There  was  no  change  in  our  internal  control over financial reporting that occurred  in  the third quarter of 2011 that has materially affected, or is reasonably  likely  to  materially  affect  our  internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

On or about November 9, 2011, the board of directors of our wholly owned subsidiary Cogility Software Corporation elected Vincent J. Mesolella as Chairman of Cogility’s board of directors. Mr. Mesolella is also a member of the board of directors of Acquired Sales Corp. His biography can be referenced in our current report filed on Form 8-K on October 6, 2009.

In addition, Cogility’s board of directors authorized Cogility’s executive headquarters be moved to Providence, Rhode Island.

Item 6. Exhibits.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008

Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010

Form 10-K	March 31, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

Schedule DEF 14-C Information Statement	August 9, 2011
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center – Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)

Form 8-K	October 4, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program Budget & Asset Management Tool Proof of Concept Pilot, dated July 15, 2011
10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.: 0060, dated August 24, 2011
10.21	$4,000 Promissory Note – September 30, 2011
14.1	[Proposed] Code of Business Conduct and Ethics

This 10-Q
10.22
Agreement dated as of October 17, 2011, by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Daniel F. Terry, Jr., Roberti Jacobs Family Trust, Acquired Sales Corp., Vincent J. Mesolella, and Minh Le

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

Dated: November 14, 2011
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer