Form 10-K
period 2011-12-31
ACQUIRED SALES CORP
filed 2012-03-30
CIK 1391135

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

 (847) 915-2446
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No [x]

The issuer had revenues of $460,496 for the twelve month period ended December 31, 2011.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on March 29, 2012 was $3,230,134. The voting stock held by non-affiliates on that date consisted of 1,615,067 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of March 29, 2012:
Common Stock: 2,702,896
Preferred Stock: 0

PART I

ITEM 1.                      BUSINESS

Description of Business of Acquired Sales

Acquired Sales Corp. (hereinafter sometimes referred to as “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. Prior to our acquisition of Cogilty Software Corporation (“Cogility”), we had no material operations in the prior three years.

In addition to our acquisition of Cogility and Defense & Security Technology Group, Inc., a Virginia corporation (“DSTG”), we propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. As of the date hereof, we have some business opportunities or ventures under contemplation for acquisition or merger. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations.

We are interested in mortgage lending companies, unsecured lending companies, defense industry companies, software companies, manufactured housing communities, oil & gas services and production companies, and medical supply and diagnostic companies, but we currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts.  Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

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

We presently have very little cash on hand, approximately $0 as of the date of this filing, and our payables are typically greater than our cash on hand. Moreover, we recently received on March 28, 2012 a $100,000 working capital loan from a company affiliated with our chief executive officer in order to meet certain expenses. We have inconsistent income generating ability and are therefore regularly reliant on raising money from loans or stock sales. These conditions raise substantial doubt about our ability to continue as a going concern. Nevertheless, our financial statements are presented on the assumption that we will continue as a going concern.

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

Offices

Our corporate headquarters are located at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. We do not have a dedicated corporate office for our parent company; however, our subsidiary Cogility has several offices as described in the Management's Discussion and Analysis of Financial Condition and Results of Operations of Cogility Software. There are no agreements or understandings with respect to any office facility subsequent to the completion of an acquisition. We may relocate our corporate headquarters in connection with a change in the management of our company, or in connection with the completion of a merger or acquisition.

Employees

While are subsidiaries employ a total of 15 employees, Acquired Sales Corp. currently has no salaried employees. However, we intend to begin paying Gerard M. Jacobs, our chief executive officer, Matthew Ghourdjian, our chief technology officer and Daniel F. Terry, Jr., our president and chief operating officer salaries when we are financially able to do so. We expect to address our need for employees in connection with money raising and acquisitions. We expect to use attorneys and accountants as necessary.

Description of Business of Cogility

Cogility has developed unique, patent-pending software tools that quickly provide solutions to complicated data management and analysis problems, sometimes referred to as “Complex Event Processing” or “Big Data” management.  Cogility’s software tools automate many mundane tasks in order to reduce the number of programmers required, and allow a user to focus on solving complex problems at a higher level of abstraction using “models”, sometimes referred to as “Model-Driven Architecture”.

Cogility’s software tools, first, allow a user to identify all of the data that the user needs to be managed and analyzed, and then second, to create rules, which can be easily changed, that specify what happens to the data which is being managed and analyzed.  Cogility’s software tools automatically perform the complex tasks involved in implementing these rules, including creating and distributing all necessary changes within the software processing code.  This typically reduces the upfront and downstream time/cost involved in developing software applications by 50% or more.

Cogility provides Model Driven Complex Event Processing software technology for the U.S. defense and intelligence communities and private sector corporations with complex information management requirements. Cogility's website can be reviewed at www.cogility.com. Cogility delivers a comprehensive offering that melds the complexities inherent in a multi-vendor enterprise integration solution into a single, yet sophisticated product. Cogility's software technology reaches beyond the promise of current composite application solutions to deliver an advanced, end-to-end solution for the design, deployment, execution, testing, monitoring and maintenance of complex, enterprise-wide composite applications.

Description of Business of DSTG

DSTG collaborates with clients to help its leaders make distinctive decisions leading to substantial improvements in enterprise performance. Founded by Minh Le in 2007, DSTG is currently supporting a number of programs across the military, intelligence, law enforcement, and commercial communities. In an era of Federal budget tightening, DSTG is focused on helping our armed services and Federal agencies improve military and mission readiness while becoming even more cost-efficient. Mr. Le remains with DSTG as its president and chief executive officer. He is a former Partner and Executive Vice President at Accenture who specialized in merger & acquisition integration, complex enterprise reengineering, operations and supply chain management, and system integration. Prior to joining Accenture, Mr. Le was a finished gasoline and distillate trader and held several managerial and technical positions at ExxonMobil. Mr. Le holds an MBA from Georgetown University, and a B.S. in Computer Science from the University of Maryland, College Park.

Reports to Security Holders.

Acquired Sales Corp. ("Acquired Sales") is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Acquired Sales files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. These risk factors include:

Risk Factors Relating to Our Company and Our Stock

Our balance sheet is weak and we lack liquidity

Our balance sheet is weak. We have very little cash on hand and our payables are greater than our cash on hand. We can give no assurance that our working capital will be adequate to meet all of our short-term liquidity requirements include payroll. During the past few months, we have borrowed $400,000 from affiliates, in order to try to give us breathing room to raise additional capital. There is no guarantee that we can obtain the funding needed for our operations on acceptable terms, if at all, and neither our directors, officers, or any third party is obligated to provide any financing. A failure to pay our debts and payroll obligations when they become due and payable could materially adversely affect our company and the trading price of our Stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable in the future. In the past 12 months, we acquired Cogility and DSTG. Both companies have limited histories of operations, and in the case of Cogility, has been unprofitable in all but one year of its operations. DSTG is recently formed. Our acquisition of Cogility and DSTG involves significant risk, as there can be no assurance that the business of Cogility will be successful or generate any profit. A failure to achieve profitability could materially adversely affect our company and the trading price of our Stock.

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

Our Stock may be considered a "penny stock" and may be difficult to trade

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

Our Stock lacks institutional or analyst support

Our company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our Stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our Stock, and may adversely affect an investor's ability to trade a significant amount of our Stock. This lack of institutional or analyst support could materially adversely affect our company and the trading price of our Stock.

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

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital, both for our existing operations, for organic growth and for acquisitions. In addition to the $400,000 raised in the first three months of 2012, we hope to raise additional capital for our Cogility Software Corporation subsidiary over the next few months, and potentially more for other acquisitions. However, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

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

Our Stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our Stock or other securities convertible into our Stock. We also may issue significant numbers of shares of our Stock, or options, warrants, or other securities convertible into shares of our Stock, as a portion of the consideration for acquisitions. Such transactions may significantly increase the number of outstanding shares of our Stock, and may be highly dilutive to our existing Stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding Stock. This dilution could have a material adverse effect on our company and the trading price of our Stock. In addition, we have options and warrants outstanding to purchase 2,807,626 shares of our Stock, post reverse split. If all of these 2,807,626 options and warrants were to be exercised, the number of outstanding shares of our Stock would increase significantly. Moreover, additional shares may be issued in connection with Cogility and DSTG acquisition and business operations. This dilution could have a material adverse effect on our company and the trading price of our Stock.

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

Sales of our Stock could cause the trading price of our Stock to fall

Sellers of our Stock might include our existing stockholders who have held our Stock for years, former stockholders of Cogility who now own our Stock, or our directors, officers or employees who might exercise stock options and simultaneously sell our Stock. Since the trading volume of our Stock is very low and the amount of our Stock in the public float is very small, any sales or attempts to sell our Stock, or the perception that sales or attempts to sell our Stock could occur, could adversely affect the trading price of our Stock.

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

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our Stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our company which they oppose even if our other stockholders believe it is in their best interests. Gerard M. Jacobs and Matthew Ghourdjian collectively beneficially own a substantial majority of our shares of common stock. They have agreed to vote all of the shares of our Stock that are legally or beneficially owned by them or their affiliates in favor of the election of slates of directors which have been mutually selected by them, and as to certain other matters. In addition, our shareholders have authorized Gerard M. Jacobs to seek similar shareholders agreements and/or proxies from other parties, including potential future capital sources and the owners of potential future acquisition candidates. Accordingly, Gerard M. Jacobs and Matthew Ghourdjian have substantial influence over our policies and management.  We may take actions supported by Gerard M. Jacobs and Matthew Ghourdjian that may not be viewed by some stockholders to be in our best interest, or Gerard M. Jacobs and Matthew Ghourdjian could prevent or delay a change in our control which they oppose even if our other stockholders believe it is in their best interests. This could materially adversely affect our company and the trading price of our Stock.

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

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the future roles of our current directors and officers. While our current executive officers intend and expect to spend all of their time on Acquired Sales and its subsidiaries, some of our executives, including our chief executive officer Gerard M. Jacobs, and our chief technology officer Matthew Ghourdjian reserve the right to work on transactions and companies that Acquired Sales chooses not to pursue. Some of our current directors are and will in the future be involved in other businesses, and are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating their time between our operations and the operations of other businesses. We have no employment agreements with any of our existing directors or officers, but we may sign in the coming 12 months employment agreements with Gerard M. Jacobs, our chief executive officer, Daniel F. Terry, Jr., our president and chief operating officer, and Matthew Ghourdjian, our chief technology officer. Some or all of our current directors and officers may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting and retaining our directors and officers may be expensive, and may require that we enter into long term employment agreements, issue stock options, and otherwise incentivize our directors and officers. The costs of these incentives could materially adversely affect our company and the trading price of our Stock.

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

Our cost of being a publicly traded company will increase significantly once we own a business

While we were a shell corporation, our costs of being a publicly traded company were limited. Now that we have taken ownership of Cogility and DSTG, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase significantly. These additional costs are expected to be material and to include the hiring of a qualified full-time Chief Financial Officer, as well as additional employees and/or the retention of additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act.  For instance, our audit costs increased to $126,914 in 2011 from $88,882 in 2010 and $20,439 in 2009. While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase by at least $250,000 per year.

RISK FACTORS RELATING TO COGILITY'S BUSINESS

We are heavily dependent upon federal defense spending

We derive a majority of our revenue from the federal government, including agencies within the U.S. defense and intelligence communities. Any decline in our business with the federal government would materially adversely affect our business and the trading price of our Stock.

Federal defense spending may decrease

There is tremendous pressure on the federal government today to reduce spending because of the large federal budget deficits. These pressures are particularly acute on the U.S. Defense Department, which has begun to make statements and to take actions in this regard. Reduced federal government spending on defense contracting, including new software initiatives such as those proposed by our Cogility Software Corporation subsidiary, could materially adversely affect our business and the trading price of our Stock.

Federal contracts frequently have long lead times and are subject to delays

Due to the importance, sensitivity and complexity of the federal projects that we typically pursue, such project frequently have long lead times and are subject to delays beyond our control. Often, projects require that we produce a demo to show the functionalities of our product. Delays may be caused by factors within our control, such as possible software coding issues, as well as those outside our control, such as clients’ budgetary constraints, internal acceptance reviews, functionality enhancements, lack of trained client personnel to implement our applications, and the complexity of particular clients' needs. Also, failure to deliver product features consistent with delivery commitments could result in a delay in revenue recognition or cancellation of a project contract. In some cases, potential future federal projects are under the jurisdiction of, or are reviewed by, multiple federal agencies or communities, which sometimes causes further delays. These long lead times and delays can subject us to situations where important and highly paid personnel are not as productive or efficient as they could be, which can significantly reduce both our revenues and margins. As a result, we can give you no assurance that our current or potential future federal projects will be profitable, or at any particular margins. This situation could materially adversely affect our company and the trading price of our Stock.

Many of our competitors are larger and better capitalized

The market for software and related products and services is highly competitive. We expect this competition to continue to increase. Increased competition may result in price reductions, reduced margins and loss of our market share. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, results of operations and financial condition would be negatively affected.

Many of our competitors are much larger and better capitalized than we are. These companies have longer operating histories, greater name recognition, larger customer bases, and have greater financial, technical, sales, and marketing resources than we have. Larger companies also have the ability to enter into select market segments and subsidize the cost of operations in order to gain market share through a variety of strategies which include price wars, advertising campaigns, the ability to cross-market brands and services, and the ability to develop better software and functionalities.  Their access to greater amounts of capital may enable them to attract top talent, and to promote national brands. These larger competitors frequently can offer a wider scope of products and services to their customers than we can.  In addition, these competitors often have many years of experience and established relationships with the major U.S. defense and intelligence agencies. These competitors include such companies as Oracle, IBM, Microsoft, Northrop Grumman, Lockheed Martin, Raytheon, SAIC, and The Boeing Company. As a result, we may not be able to compete successfully. Such a failure could materially adversely affect our business and the trading price of our Stock.

We rely upon relationships with larger and better established defense contractors

In order to grow our business in the federal defense and intelligence sectors, we must cultivate, retain and strengthen successful business relationships and marketing alliances with larger and better established defense contractors. We depend, and expect to continue to depend, on our business relationships and marketing alliances, which are companies with which we have written or oral agreements to work together to jointly pursue projects within the federal defense and intelligence communities. If companies with which we have business relationships and marketing alliances do not work together with us to jointly pursue projects within the federal defense and intelligence communities, it could materially adversely affect our company and the trading price of our Stock.

There is resistance to new software technology

There is significant resistance to new software technology. Typically there has been a substantial investment in legacy software, equipment, and training, which people are reluctant to abandon. New software technology is also resisted due to its perceived cost and due to a lack of certainty as to its benefits. Often we do not have enough champions of the capabilities and benefits of our software technology to overcome this resistance to new software technology. This resistance to new software technology can materially adversely affect our business and the trading price of our Stock.

Our software technology is difficult to understand and explain

Our software technology is complex and is often difficult to understand if you are not a highly qualified software engineer. In addition, much of our work involves dealing with classified defense and intelligence data that limits our ability to clearly explain what we do to potential investors. The difficulty involved in understanding and explaining our software technology materially adversely affects our business and the trading price of our Stock.

Our software technology may suffer from design or performance defects

If our software technology suffers from design or performance defects, we could become subject to significant liability claims. Technologies as complex as our software technology may contain design and/or performance defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our customers currently do not contain provisions to completely limit our exposure to liabilities resulting from liability claims. A product liability claim brought against us could cause significant damage to our reputation, and could cost us financially in terms of legal fees, damages or fines, and costs to cure the defects. This could materially adversely affect our company and the trading price of our Stock.

Our brand awareness is extremely limited and we have no advertising

Our software subsidiary has very limited brand awareness, and developing adequate brand awareness may not be possible or may be too costly to achieve.  Many of our competitors have much more widespread brand awareness and much more financial ability to promote their brands.  In addition, our brand and reputation are closely associated with the business and personal reputations of our key personnel. Any damage to the business or personal reputation of our key personnel could have a material adverse effect on our business and the trading price of our Stock.

We may not be able to protect our intellectual property from unauthorized use

Our success depends in part on our proprietary software technology. The protection of our intellectual property using patents may be critical to our success. We will likely rely on a combination of patents, licensing arrangements, trade secret laws, contractual restrictions, and confidentiality procedures to establish and attempt to protect our proprietary software technology and rights that we may acquire. Despite our efforts to protect those proprietary software technology and rights, we may not be able to prevent misappropriation of those proprietary software technology and rights, nor be able to deter independent development of software technologies that compete with us. Third-party software providers could copy or otherwise obtain and use our technologies without authorization or develop similar technologies independently which may infringe upon our proprietary rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technologies or develop competing technologies, and unauthorized parties may attempt to disclose, obtain or use our products and services or technologies. Intellectual property protection may also be unavailable or limited in some foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. We may be required to spend significant resources to monitor and police our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Further, it is likely that we will have to protect patents in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. If we fail to successfully enforce our intellectual property rights, the value of our products and services could be diminished and our competitive position may suffer. These factors could materially adversely impact our company and the trading price of our Stock.

We may face intellectual property actions that are costly or could hinder or prevent our ability to deliver our products and services

We may be subject to legal actions alleging intellectual property infringement (including patent, trademark, copyright or other proprietary rights infringement), unfair competition or similar claims against us. Companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technologies or businesses. Any litigation alleging intellectual property infringement by us, with or without merit, could result in substantial costs and diversions of resources,  could require us to change our business practices, could potentially hinder or prevent our ability to deliver our products and services, and could divert management’s attention. This could materially adversely affect our company or the trading price of our Stock.

We use database and application server software provided by others

Cogility requires a database and application server to operate. Cogility currently sells its products bundled with database and application server software from Oracle under an Embedded Software License (ESL) agreement. Cogility's software operates equally well with similar offerings from IBM and other vendors. However, a change from Oracle may affect potential customers' acceptance of Cogility's products.

Our operations are not all in one location

We have offices in Providence, Rhode Island, and Anaheim, California. Matthew Ghourdjian, the chief technology officer of Acquired Sales Corp. and of Cogility, is a resident of Colorado, and two of our key software engineers live in Colorado and Ohio, respectively. Gerard M. Jacobs, our chief executive officer, is a resident of Illinois. Daniel F. Terry, Jr., our president and chief operating officer is a resident of Nevada. Minh Le, the chief executive officer of DSTG, is a resident of Virginia. As a result of this situation, we may not be able to function as cohesively and efficiently as we could if all of our key personnel were located in one location. This could materially adversely affect our company and the trading price of our Stock.

Some of our directors lack security clearances

Some of our directors lack the security clearances needed in order for them to have access to classified information regarding Cogility's business. Unless and until such security clearances are obtained, such directors will be limited in regard to their ability to fully understand and evaluate Cogility's business and the opportunities and risks associated therewith.

We could be negatively impacted if the Internet were destroyed or seriously damaged

Our business and our clients' business partly depend upon continued use of the Internet. Internet usage may be inhibited for a number of reasons, such as: inadequate network infrastructure; security concerns; inconsistent quality of service; unavailability of cost-effective, high-speed service; sabotage; or terrorism. If for any reason the Internet were destroyed or seriously damaged, that could materially adversely affect our company and the trading price of our Stock.

We could be subject to claims in regard to our or our clients' failure to comply with privacy, consumer protection, and other laws and regulations

We may be subject to governmental investigations, claims or fines, or private lawsuits, from persons who may claim that our software technology was used by us or by our claims in a manner that failed to comply with applicable privacy, consumer protection, patent, copyright, trademark, or tax  laws or regulations. Such claims or suits could materially adversely affect our company or the trading price of our Stock.

We may not be able to adapt to changes in technology and regulation

The software industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products and services obsolete and unmarketable or require unanticipated technology or other investments. In addition, we operate under a myriad of applicable federal, state and local laws, rules and regulations governing governmental procurement, bidding, contracting procedures, and many other salient matters, any of which could change at any time. Our failure to adapt successfully to changes in technology, the competitive landscape, or governmental laws and regulations, could materially adversely affect our company and the trading price of our Stock.

We depend on key personnel, the loss of whom could harm our business

Our future success is substantially dependent on the continued service of our key personnel, including particularly key software engineers and sales executives. We do not have key-person insurance on any of our personnel. We do not have employment contracts with any of our key personnel, nor do we maintain any "key man" life insurance policies on these key personnel. We may not be able to retain and motivate our key personnel, many of whom could easily obtain other jobs if they were dissatisfied with our company. The loss of the services of any of our key personnel could materially adversely affect our company and the trading price of our Stock.

We may not be able to attract highly skilled new personnel

Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Highly qualified software engineers with the intelligence, creativity and experience we need are not easy to find, hire and assimilate into our company. We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and may experience similar difficulties in the future. The failure to attract highly skilled new personnel could adversely affect our ability to conduct our business, and our Stock price could be materially adversely affected.

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

We may acquire businesses without any apparent synergies with Cogility or DSTG

In an effort to diversify our sources of revenue and profits, we may decide to acquire businesses without any apparent synergies with Cogility or DSTG. For example, we believe that the acquisition of oil & gas properties and/or manufactured housing communities across the U.S. may be an important way for us to enhance our Stockholder value. Notwithstanding the critical importance of diversification, some members of the investment community and research analysts would prefer that micro-cap or small-cap companies restrict the scope of their activity to a single line of business, and may not be willing to make an investment in, or recommend an investment in, a micro-cap or small-cap company that undertakes multiple lines of business. This situation could materially adversely impact our company and the trading price of our Stock.

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

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in software companies, other technology businesses, mortgage lending companies, unsecured lending companies, defense industry companies, software companies, manufactured housing communities, oil & gas services and production companies, and medical supply and diagnostic companies, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predicable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and  (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our Stock.

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

We may make actions that will not require our stockholders' approval

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

Integrating acquired businesses may divert our management's attention away from our day-to-day operations and harm our business

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

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired

We are required under accounting principles generally accepted in the United States to review our amortizable intangible assets for impairment whenever events and circumstances indicate that the carrying value of such assets may not be recoverable. We are also required to review goodwill for impairment on an annual basis, or between annual tests whenever events and circumstances indicate that the carrying value of goodwill may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; a significant decline in the trading price of our Stock for a sustained period of time; and changes in our business strategy. We may be required to record a significant charge to earnings in a period in which any impairment of our goodwill or amortizable intangible assets is determined. Such a charge could materially adversely affect our company and the trading price of our Stock.

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

If we fail to maintain an effective system of internal financial controls, we may not be able to accurately report our financial results or prevent fraud

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal controls over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. Now that we have acquired Cogility and DSTG, we will be subject together to these internal control procedures and must include an assessment of Cogility’s and DSTG’s internal controls no later than one year from their respective acquisition dates. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal controls over financial reporting are effective. A failure to fully comply with the requirements of the Sarbanes-Oxley Act could materially adversely affect our business and the trading price of our Stock.

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

ITEM 4.  (THIS ITEM HAS BEEN REMOVED AND RESERVED BY THE SEC)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted under the symbol AQSP on the OTC market.  Our shares generally do not trade and the trading price of our shares is not necessarily of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  As of December 31, 2011, there was not a bid and ask price of our common stock available, the most recent trading price of $2.00 (1-for-20 reverse split adjusted) on May 13, 2009.

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2011
4th Quarter	$2.00	$2.00
3rd Quarter	$2.00	$2.00
2nd Quarter	$2.00	$2.00
1st Quarter	$2.00	$2.00

Year Ended December 31, 2010
4th Quarter	$2.00	$2.00
3rd Quarter	$2.00	$2.00
2nd Quarter	$2.00	$2.00
1st Quarter	$2.00	$2.00

Year Ended December 31, 2009
4th Quarter	$2.00	$2.00
3rd Quarter	$2.00	$2.00
2nd Quarter	$2.00	$2.00
1st Quarter	$2.00	$2.00

(1)            The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Google Finance for the periods indicated. All prices are 1-for-20 reverse split adjusted.

Approximate Number of Holders of Our Common Stock

As of March 29, 2012, a total of 2,702,896 shares of Acquired Sales’ common stock were outstanding and there were 225 holders of record of Acquired Sales’ common stock. In addition to our outstanding common stock, we have issued options and warrants to purchase 2,807,626shares of common stock at $0.001 to $8.00per share. For a detailed description of this issuance, please refer to “Item 9B Other Information” herein.  None of these options or warrants have been exercised into shares of common stock, but may be exercised at any time in the sole discretion of the holder.

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

Unregistered Sales of Equity Securities.

Plan of Merger Defense & Security Technology Group, Inc.

In connection with our acquisition of DSTG on February 13, 2012, the stockholders of DSTG received 100,000 shares of our common stock, 300,000 vested options to purchase our common stock at an exercise price of $3.18 per share exercisable until the fifth anniversary of the Effective Date, and 100,000 vested options to purchase our common stock at an exercise price of $8.00 per share exercisable until the last day of the 21st full calendar quarter following the Effective Date.

Plan of Merger Cogility Software Corporation

In connection with our acquisition of Cogility Software, the stockholders of Cogility received 2,175,564 shares of our common stock in exchange for the retirement of their 11,530,493 shares of Cogility common stock. In addition, the holders of Cogility options received options to purchase an aggregate of 1,080,126 shares of our common stock at exercise prices ranging from $0.001 to $5.00 per share. Finally, as part of the acquisition of Cogility, its directors, officers, employees and consultants may in the future be granted options to purchase an aggregate of 1,500,000 shares of Acquired Sales’ common stock at an exercise price of $5.00 per share.

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

In addition to the 3% promissory notes and warrants described above, at any time during the first 90 days following the date of the completion of the proposed merger with Cogility, each investor in the private placement offering had the right to make a second loan to the Company in the same amount and on the same terms as the 3% promissory notes and warrants described above. Under current accounting guidance, none of the consideration received was allocated to the investors’ rights to make additional loans.

The foregoing is a summary only of the 3% Note and Warrant, a copy of the forms of which, along with the form of subscription agreement entered into with investors in this offering, are each annexed as exhibits to this Annual Report, the provisions of which are incorporated herein.

We have also issued a series of promissory notes and warrants to affiliates and entities associated with our affiliates wherein stock purchase warrants were also issued. Please refer to “Item 13.  Certain Relationships And Related Transactions” for a description of these issuances of unregistered securities.

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

 Purchases of Equity Securities

No repurchases of our common stock were made during 2011.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

Basis of Presentation

On November 4, 2010, Acquired Sales Corp. (“Acquired Sales”) entered into an agreement with Cogility Software Corporation (“Cogility”) that was closed on September 29, 2011, whereby Cogility was merged with and into a newly-formed subsidiary of Acquired Sales. To effect the merger, Cogility shareholders owning 100% of the 11,530,493 Cogility common shares outstanding received 2,175,564 Acquired Sales common shares, or one Acquired Sales common share for each 5.3 Cogility common shares outstanding. Acquired Sales reverse split its common shares outstanding on a 1-for-20 basis, which results in the 5,832,482 Acquired Sales pre-split common shares outstanding before the merger becoming 291,760 common shares. In addition, Cogility had stock options outstanding that would have permitted the holders thereof to purchase 5,724,666 Cogility common shares at prices ranging from $0.001 to $1.40 per share. In the merger transaction, the Cogility option holders exchanged these stock options for 1,080,126 Acquired Sales stock options exercisable at prices ranging from $0.001 to $5.00 per share.

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

At December 31, 2011 our current liabilities exceeded our current assets by $2,170,479 and we had a capital deficiency of $2,896,800. Accordingly, the Company was insolvent at December 31, 2011. The Company did not generate any material revenue until the second half of the year ended December 31, 2011. The Company signed four engagements in the third quarter of 2011, three government related contracts and one litigation consulting engagement. Expected billings on the government contracts totaled $1,261,000, with $1,161,000 having been billed during the year ended December 31, 2011. An additional $100,000 is expected to be billed through the second quarter of 2012. The Company also generates consulting and hosting revenue on a month to month basis.

The Company continues to be insolvent. We currently have operating liabilities that we cannot pay and without an additional infusion of cash it is unlikely that the Company will be able to continue as a going concern. During the year ended December 31, 2011, we borrowed $1,150,000 from related parties and $30,500 from a lending company and issued 15,724 shares of stock for $50,000.

In addition, without a significant capital infusion it will be very difficult for the Company to perform on any new material contracts or multiple simultaneous contracts, as the Company does not have the necessary infrastructure in place due to the lack of cash flow. Significant lead time is necessary to hire and train employees on the Cogility Software platform. In addition, material capital expenditures are needed to enable the Company to perform under a new single material contract or multiple simultaneous contracts.

On September 29, 2011, Cogility exchanged $845,000 of notes payable to Acquired Sales and $10,534 of related accrued interest for $448,000 of notes payable to related parties and $520,000 of notes payable to third parties. Subsequent to December 31, 2011, the Company borrowed $400,000 from various related parties. These sources of financing along with collections of billings on contracts in progress have funded operations through the date of this filing. However, the Company still has obligations it has not paid. Without additional capital or the generation of profits from operations, there can be no assurance whatsoever that the Company will be able to overcome its current financial problems and bankruptcy is a distinct possibility.

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

During the year ended December 31, 2010 and 2011, respectively, we have realized operating losses and at December 31, 2011, we have negative working capital. These matters have been caused by of our inability to generate significant revenue. The Company signed four engagements in the third quarter of 2011, three government related contracts and one litigation consulting engagement. Expected billings on the government contracts totaled $1,261,000, with $1,161,000 having been billed during the year ended December 31, 2011. An additional $100,000 is expected to be billed through the second quarter of 2012. In addition, the Company has signed two new contracts in the first quarter of 2012 for total anticipated billings of $725,000. Although we have signed these contracts, there are still several factors we must continue to address in generating additional revenue.

We have found that there is a significant lead time in the sales cycle because of the complex and sophisticated nature of our applications and our product requires substantial education of, and conceptual buy-in from a potential customer’s executive operations and information technology professionals. This long sales cycle adversely affected our operations during the latter part of 2010 and into 2011, in regards to closing sales contracts with the U.S. federal government and other commercial customers.

Potential customers frequently require us to build demonstration systems to assist the potential customers' executive, operations and information technology professionals in understanding how our software might change their business processes and how our software might integrate with their existing systems. These factors add significant costs and time to complete a potential sale. During the years ended 2010 and 2011, we were required to build multiple demonstration systems for potential customers.

An additional factor that has adversely affected our marketing to the governmental sector has been the fact that the U.S. federal government had taken an extended period of time to pass a budget for its fiscal year. Instead, the government had relied on continuing resolutions to fund the on-going activities of the federal government and this makes it difficult for potential buyers of our product to know when or how much funding they will ultimately receive in the future. During the year ended December 31, 2010 and the year ended 2011, this had a materially adverse effect on our business, as buyers were unsure of what funds would be available, the timing of funds, and what projects would be funded.

We are new to the government sector and we do not yet have the experience or qualifications to act as a prime contractor in the federal contracting arena, and as a result, we must expend considerable time and effort trying to find organizations or companies that will act as the prime contractor or partner on our projects. The prime contractor collects and distributes funding and communicates with the end user. This adds risk and uncertainty, as we lose control over the projects and do not typically have direct communication with the customer. This inability to act as the prime contractor also can delay the closing of potential contracts and further lengthen the sales cycle. All of the above factors have materially affected our business in the latter part of 2010 and the year ended 2011.

Our lack of any substantial revenue in the fourth quarter 2010 and for the majority of the year ended 2011 has caused us to continue to be insolvent. We currently have operating liabilities that we cannot pay and without an additional infusion of cash it is unlikely that we will be able to continue as a going concern.

On February 10, 2012 Acquired Sales Corp. closed an Agreement and Plan of Merger with Defense & Security Technology Group, Inc.( DSTG), a Virginia corporation. Management believes the acquisition of DSTG will expand the opportunities for Cogility software solutions to assist clients in making accurate and cost-effective decisions on programs that often involve Big Data management or Complex Event Processing analytics. DSTG strategic consulting services are tightly integrated with Cogility rapid modeling software and will provide seamless enterprise solutions available to our clients.

However, there can be no assurance whatsoever that we will be able to overcome our current financial problems and bankruptcy is still a distinct possibility unless additional capital is raised promptly.

In addition to our focus on the government sector, we continue to market our product to the commercial sector. We believe that some of our commercial projects will result in the creation of software work product that can be re-sold multiple times within the same industries. We are currently exploring commercial projects in various industries that we believe may have resale potential.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit and long-term liabilities as of December 31, 2011 and December 31, 2010, as well as its cash flows for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Cash and cash equivalents	$65,684	$279,532
Working capital	(2,170,479)	(1,310,414)
Long-term debt	790,775	200,000

	For the Years Ended
	December 31,
	2011	2010
Cash used in operating activities	$(1,377,908)	$(181,118)
Cash used in investing activities	(27,940)	(121,913)
Cash provided by ( used in ) financing activities	1,192,000	(298,445)

At December 31, 2011 the Company had cash of $65,684 and $88,018 of accounts receivable. Total current assets at December 31, 2011 were $154,809, an amount far below what is necessary to fund operations and fulfill corporate obligations. Current liabilities at December 31, 2011 included $401,229 of accounts payable, $117,536 of accrued liabilities, $640,022 of billings in excess of costs on uncompleted contracts, $130,070 of notes payable, $540,829 of notes payable to related parties and $436,394 of accrued employee compensation. Billings in excess of costs on uncompleted contracts represent deferred revenue, net of costs, on contracts that are currently in process, which contracts are accounted for under the completed-contract method of accounting. Notes payable and notes payable to related party represents debt incurred by the Company to fund operating activities. Amounts owed to employees represent deferred payroll, commissions and reimbursable expenses.

During the year ended December 31, 2011, the Company issued seven promissory notes payable to Acquired Sales in the aggregate principal amount of $845,000 in exchange for $625,000 in cash, the assumption of a $200,000 note payable to an entity related to an officer of Acquired Sales and a $20,000 note receivable from Cortez Systems. The notes payable bore interest at 5% per annum payable quarterly beginning March 31, 2011, were due December 31, 2014 and were secured by all of the assets of the Company.

On September 29, 2011, the Company exchanged the $845,000 of notes payable to Acquired Sales and $10,534 of related accrued interest for $448,000 of notes payable to related parties and $520,000 of notes payable to third parties. The transaction was recognized as an exchange of liabilities rather than an extinguishment of debt. The new notes payable were recorded at the carrying amount of original notes payable and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums on the new notes payable are being amortized over the term of the new notes. The carrying amount of the notes payable to related parties was $331,330, net of $43,669 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $459,445, net of $60,555 of unamortized discount, on December 31, 2011. On October 17, 2011 a promissory note in the amount of $25,000 payable to a director of the company was converted into 7,862 shares of common stock at $3.18 per share. No beneficial conversion feature was recognized on the conversion of this note.

In addition, during the year ended December 31, 2011, the Company issued notes payable in the amounts of $525,000 to an individual and $30,500 to a lending company, to help fund operations.

Although a portion of these borrowings were classified as long-term liabilities at December 31, 2011, the Company still lacks liquidity and capital resources. During the later part of 2011 the Company has been providing services under four revenue contracts; however, these contracts have yet to generate significant cash flows and the Company has had to rely on financing arrangements to fund operations for the year ended 2011. Subsequent to December 31, 2011, the Company issued several additional notes payable to related parties in the aggregate amount of $400,000, which along with collection of billings in excess of costs, has funded operations through the date of this report. There can be no assurance whatsoever that the Company will be able to permanently overcome its financial problems. Unless and until the Company is able to permanently overcome its financial problems, it will remain at risk of going bankrupt.

Comparison of December 31, 2011 and December 31, 2010

The Company incurred a net loss of $4,300,348 for the year ended December 31, 2011 mainly due to the lack of revenues generated for the year. Under the completed-contract method of accounting, revenues for contracts in progress are deferred, net of costs, until such time the contracts are completed. Billings in excess of cost on uncompleted contracts are $640,022 at December 31, 2011. The nature of our operations makes it difficult to scale back costs in periods of reduced revenue. Our labor force is our largest cost and our employees are specifically trained and extremely difficult to replace. At December 31, 2011, the Company had current liabilities in excess of current assets of $2,170,479, an accumulated deficit of $9,136,037 and a shareholders’ deficit of $2,896,800.

The Company used $1,377,908 of cash in its operating activities during the year ended December 31, 2011 compared to using $181,118 in its operating activities during the year ended December 31, 2010. The components of the cash used in operating activities during the year ended December 31, 2011 was primarily due to the lack of revenue, the increase in account receivable of $88,018 and the reduction of accounts payable of $152,559, offset by an increase in billings in excess of costs on uncompleted contracts of $640,022 and increase in accrued compensation of $69,752.

The Company utilized cash for investing activities of $27,940 primarily for the purchases of $23,359 of property and equipment and $10,000 of advances on related party notes receivable. This is compared to $121,913 of cash used in investing activities for year ended December 31, 2010.

The Company borrowed $1,150,000 from related parties and $30,500 from an individual during the year ended December 31, 2011 for net cash provided by financing activities of $1,192,000. This as compared to $298,445 of cash used in financing activities during the year ended December 31, 2010.

During the year ended December 31, 2011, cash decreased by $213,848 leaving the Company with $65,684 in cash at December 31, 2011. This is compared to a $601,476 decrease in cash during the year ended December 31, 2010.

The Company incurred a net loss for the year ended December 31, 2011 of $4,300,348 as compared to a net loss of $200,724 for the year ended December 31, 2010. The Company had two contracts in progress at December 31, 2011; billings net of costs on the contracts in progress are deferred until such time the contracts are closed under the completed-contract method of accounting. Had the contracts been closed at December 31, 2011 the Company would have recognized additional income net of expenses of $640,022. During the year ended December 31, 2010, the Company closed a substantial government contract and was able to recognize the billings net of costs at that time.

We continue to pursue new contracts from both the U.S. defense and intelligence communities and from commercial customers. With the acquisition of DSTG we believe this will further advance our efforts in this area. However, there can be no assurance whatsoever that such effort will be successful or will result in revenues to us on any particular timetable or in any particular amounts. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2011 of $9,136,037.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenue – Revenue was $460,496 and $4,851,190 for the year ended December 31, 2011 and 2010, respectively, representing a decrease of $4,390,694, or 90.5%. Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed. At December 31, 2011, we had two contracts in progress whose billings in excess of cost are being deferred. During the year ended December 31, 2010 we had completed a large single contract.

Cost of Revenue – Our cost of services was $192,503 for the year ended December 31, 2011, compared to $2,507,409 for the year ended December 31, 2010, representing a decrease of $2,314,906 or 92.3%. The decrease in our cost of services was due to a decrease in revenue for the year ended December 31, 2011. Cost of services for the year ended December 31, 2011, represents direct labor and travel on the contracts completed and hosting and maintenance services. Cost of services for the year ended December 31, 2010, represents direct labor and travel on the contracts completed and hosting and maintenance services as well as hardware and software sales.

The changes and percent changes with respect to our revenues and our cost of revenue for the year ended December 31, 2011 and 2010 are summarized as follows:

	For the Year
	Ended December 31,
	2011	2010	Change	Percent Change
REVENUE
Software licensing and hardware sales	-	524,527	(524,527)	-100.0%
Consulting Services	390,995	4,215,775	(3,824,780)	-90.7%
Hosting, Maintenance and support services	69,501	110,888	(41,387)	-37.3%
Total Revenue	$460,496	$4,851,190	$(4,390,694)	-90.5%

COST OF REVENUE
Hardware and software sales	-	510,427	(510,427)	-100.0%
Cost of Services	192,503	1,996,982	(1,804,479)	-90.4%
Total Cost of Revenue	192,503	2,507,409	(2,314,906)	-92.3%
Gross Profit	$267,993	$2,343,781	$(2,075,788)	-88.6%

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the year ended December 31, 2011 and 2010, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Selling, General and Administrative Expense –Selling, general and administrative expense, including non-cash compensation expense, was $4,504,309 for the year ended December 31, 2011, compared to $2,467,872 for the year ended December 31, 2010, representing an increase of $2,036,437 or 82.5%. The increase in our selling, general and administrative expense related to an increase in salaries and wages not allocable to contracts, an increase in stock based compensation expense, and an increase in travel related to selling expenses.

Net Loss – We realized a net loss of $4,300,348 for the year ended December 31, 2011, compared to a net loss of $200,724 during the year ended December 31, 2010. The resulting increase in the net loss of $4,099,624 or 2042.4% was primarily related to the decrease in revenue recognized on completed contracts as well as an increase in compensation relating to issuance of stock compensation. We may continue to incur losses in the future as contracts close and new contracts are not entered into.

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

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation. Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, traded in or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are nine to five years. Depreciation expenses for the years ended December 31, 2011 and 2010 was $45,023 and $42,649 respectively.

Software Development Costs – Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company's current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the years ended December 31, 2011 and 2010 no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

Costs of software, hardware and costs incurred in performing the contract services are deferred until the related revenue is recognized. Contract costs include all purchased software and hardware, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, equipment, and travel costs as well as depreciation on equipment used in performance of the contractual arrangements. Depreciation on administrative assets and selling, general and administrative costs are charged to expense as incurred.

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

Concentration of Significant Customers –At December 31, 2011, accounts receivables from two customers accounted for 100% of total accounts receivable. Revenue from one customer accounted for 75% of total revenue. In 2010, revenue from two customers was 94% of total revenue.

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

Basic and Diluted Loss Per Share – Basic loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 1,785,126 and 1,117,924 employee stock options and 460,000 and 0 warrants outstanding during the year ended December 31, 2011 and 2010, respectively, that were excluded from the computation of the diluted loss per share for the years ended December 31, 2011 and 2010 because their effects would have been anti-dilutive.

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

Contractual Cash Obligations and Commercial Commitments

The Company currently leases one facility in Providence, Rhode Island under an operating lease. The lease runs through January 15, 2013. Monthly rental payments are $500 per month. Future minimum lease payments under the terms of the lease agreement are $6,000.

The Company was leasing office space for $3,826 per month through November 30, 2011 under an operating lease; this facility was vacated on January 15, 2012. The Company was also leasing office space for $3,400 per month through a lease agreement that ended December 31, 2011. The Company vacated that space in July 2011. Lastly, the Company was leasing temporary housing space for $4,250 per month through April 15, 2011. The Company vacated that space on March 31, 2011.

During the year ended December 31, 2011, we borrowed $525,000 in various installments from an officer of the Company. The related notes payable are unsecured, non-interest bearing and are due upon demand. On October 17, 2011, a significant shareholder, affiliated with another officer of the Company sold 597,000 shares of the Company’s common stock to this officer in exchange for the $525,000 of promissory notes from the Company, for an equivalent price of $0.88 per share. This significant shareholder transaction resulted in the Company recognizing $1,373,460 of share-based compensation expense, based upon the price at which common shares were issued for cash at that same date of $3.18 per share. The Company entered into an agreement with this same significant shareholder on October 17, 2011 such that, at such time as the Company is financially able to do so and at the reasonable discretion of the chief executive officer of the Company, but no earlier than November 18, 2011, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 85,548 shares common stock at a price of $3.18 per share.

On September 29, 2011, the Company exchanged $845,000 of notes payable to Acquired Sales and $10,534 of related accrued interest for $448,000 of notes payable to related parties and $520,000 of notes payable to third parties. The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable. The carrying amount of the notes payable to related parties was $331,330, net of $43,669 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $459,445, net of $60,555 of unamortized discount, on December 31, 2011. On October 17, 2011 a promissory note in the amount of $25,000 payable to a director of the company was converted into 7,862 shares of common stock at $3.18 per share. No beneficial conversion feature was recognized on the conversion of this note.

The Company has borrowed cash from a lending company. At December 31, 2011, notes payable to the lender totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans as such imputed interest would not have been material to the accompanying financial statements.

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

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2011 and December 31, 2010 begins on page F-1 of this Annual Report.

ACQUIRED SALES CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Acquired Sales Corp. and Subsidiary as of December 31, 2011 and 2010, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogility Software Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, at December 31, 2011, the Company had negative working capital, a shareholders’ deficit and had an accumulated deficit. In addition, the Company suffered losses during the years ended December 31, 2011 and 2010 and used cash in its operating activities during the year ended December 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 30, 2012

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$65,684	$279,532
Accounts receivable	88,018	-
Receivables from employees	1,107	6,526
Prepaid expenses	-	2,711
Total Current Assets	154,809	288,769
Property and Equipment, net of accumulated depreciation of
$2,237,310 and $2,192,286, respectively	51,919	73,583
Deposits	12,535	12,791
Total Assets	$219,263	$375,143
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$401,229	$546,757
Accrued liabilities	117,536	175,127
Billings in excess of costs on uncompleted contracts	640,022	-
Unearned revenue	59,208	59,960
Accrued compensation	436,394	305,598
Notes payable, current portion	130,070	441,798
Notes payable - related parties, current portion	540,829	69,943
Total Current Liabilities	2,325,288	1,599,183
Long-Term Liabilities
Notes payable, net of $60,555 unamortized discount and current portion	459,445	-
Notes payable - related parties, net of $43,669 and $0 unamortized
discount and current portion	331,330	200,000
Total Long-Term Liabilities	790,775	200,000
Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,602,896 and 2,175,564 shares outstanding, respectively	2,603	2,175
Additional paid-in capital	6,236,634	3,409,474
Accumulated deficit	(9,136,037)	(4,835,689)
Total Shareholders' Deficit	(2,896,800)	(1,424,040)
Total Liabilities and Shareholders' Deficit	$219,263	$375,143

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010
Revenue
Software licensing and hardware sales	$-	$524,527
Consulting services	390,995	4,215,775
Maintenance and support services	69,501	110,888
Total Revenue	460,496	4,851,190
Cost of Revenue
Cost of software and hardware sold	-	510,427
Cost of services	192,503	1,996,982
Total Cost of Revenue	192,503	2,507,409
Gross Profit	267,993	2,343,781
Selling, General and Administrative Expense	4,504,309	2,467,872
Loss from Operations	(4,236,316)	(124,091)
Interest expense	63,232	63,110
Loss before Provision for Income Taxes	(4,299,548)	(187,201)
Provision for Income Taxes	800	13,523
Net Loss	$(4,300,348)	$(200,724)

Basic and Diluted Loss per Share	$(1.86)	$(0.09)

Weighted-Average Shares Outstanding	2,306,710	2,175,564

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2009	2,175,564	$2,175	$2,866,091	$(4,634,965)	$(1,766,699)
Services contributed by shareholder,
no additional shares issued	-	-	137,500	-	137,500
Share-based compensation	-	-	405,883	-	405,883
Net loss	-	-	-	(200,724)	(200,724)
Balance, December 31, 2010	2,175,564	2,175	3,409,474	(4,835,689)	(1,424,040)
Services contributed by shareholder,
no additional shares issued	-	-	250,000	-	250,000
Conversion of notes payable to share-
holders, no additional shares issued	-	-	1,446,800	-	1,446,800
Conversion of notes payable to share-
holders	119,848	120	380,993	-	381,113
Issuance of common stock for cash	15,724	16	49,984		50,000
Share-based compensation	-	-	706,704	-	706,704
Assumption of the Acquired Sales
Corp.'s net liabilities	291,760	292	(7,321)	-	(7,029)
Net loss	-	-	-	(4,300,348)	(4,300,348)
Balance, December 31, 2011	2,602,896	$2,603	$6,236,634	$(9,136,037)	$(2,896,800)

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(4,300,348)	$(200,724)
Adjustments to reconcile loss to net cash used in
operating activities:
Services contributed by shareholder, no additional shares issued	250,000	137,500
Share-based compensation	706,704	405,883
Conversion of debt for existing shares	1,373,488	-
Amortization of discount	9,070	-
Expenses paid by increase in notes payable to related party	3,376	78,700
Depreciation	45,023	42,649
Loss on forgivness of related party receivable	31,450	-
Compensation from forgiveness of receivables from employees	-	129,283
Changes in operating assets and liabilities:
Accounts receivable	(88,018)	505,299
Other	1,517	7,244
Accounts payable	(152,559)	175,800
Accrued liabilities	(27,677)	49,490
Unearned revenue	(752)	(2,540)
Billings in excess of costs on uncompleted contracts	640,022	(1,815,300)
Accrued compensation	130,796	305,598
Net Cash Used in Operating Activities	(1,377,908)	(181,118)
Cash Flows from Investing Activities
Increase in deposits and other assets	-	(526)
Advances to and collection of loans to employees	5,419	(78,532)
Increase in note receivable from related party	(10,000)	-
Purchase of property and equipment	(23,359)	(42,855)
Net Cash Flows Used in Investing Activities	(27,940)	(121,913)

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	For the Years Ended
	December 31,
	2011	2010
Cash Flow from Financing Activities
Proceeds from borrowing under notes payable	30,500	160,000
Proceeds from borrowing under notes payable to related parties	1,150,000	267,000
Principal payments on notes payable to related party	(33,000)	(500,445)
Principal payments on notes payable	(5,500)	(225,000)
Issuance of common stock	50,000	-
Net Cash Provided by (Used in) Financing Activities	1,192,000	(298,445)
Net Decrease in Cash	(213,848)	(601,476)
Cash and Cash Equivanlents at Beginning of Year	279,532	881,008
Cash and Cash Equivalents at End of Year	$65,684	$279,532
Supplemental Cash Flow Information
Cash paid for interest	$28,038	$-
Cash paid for taxes	$800	$800

	2011	2010
Supplemental Disclosure of Noncash Investing and Financing Activities
Note receivable from Cortez acquired by issuance of note payable to
Acquired Sales Corp.	$20,000	$-
Note payable to Acquired Sales Corp. issued in exchange for note
payable to a related party	200,000	-
Notes payable to Acquired Sales Corp. and related accrued interest
exchanged for notes payable	855,534	-
Conversion of notes payable to shareholder for common stock	381,113
Conversion of note payable to shareholder, no additional shares issued	73,319	-
Liabilities of Acquired Sales Corp. assumed in exchange for the
issuance of common stock, stock options and warrants	7,029	-

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIESBasis of Presentation – On November 4, 2010, Acquired Sales Corp. (“Acquired Sales”) entered into an agreement with Cogility Software Corporation (“Cogility”) that was closed on September 29, 2011, whereby Cogility was merged with and into a newly-formed subsidiary of Acquired Sales. To effect the merger, Cogility shareholders owning 100% of the 11,530,493 Cogility common shares outstanding received 2,175,564 Acquired Sales common shares, or one Acquired Sales common share for each 5.3 Cogility common shares outstanding. Acquired Sales reverse split its common shares outstanding on a 1-for-20 basis, which results in the 5,832,482 Acquired Sales pre-split common shares outstanding before the merger becoming 291,760 common shares. In addition,Cogility had stock options outstanding that would have permitted the holders thereof to purchase 5,724,666 Cogility common shares at prices ranging from $0.001 to $1.40 per share. In the merger transaction, the Cogility option holders exchange these stock options for 1,080,126 Acquired Sales stock options exercisable at prices ranging from $0.001 to $5.00 per share.

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

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and operations of Cogility for all periods presented and accounts and operations of Acquired Sales from September 29, 2011 to December 31, 2011. The entities for these respective periods are referred to herein as “the Company.” Intercompany accounts and transactions have been eliminated on consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Significant estimates include share-based compensation, forfeiture rates and the potential outcome of future tax consequences of events that have been recognized for financial reporting purposes. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation. Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, traded in or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are three to five years. Depreciation expense for the years ended December 31, 2011 and 2010 was $45,023, and $42,649, respectively.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software Development Costs – Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company's current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the years ended December 31, 2011 and 2010, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

In contractual arrangements where services are essential to the functionality of the software or hardware, or payment of the license fees are dependent upon the performance of the related services, revenue for the software license, hardware and consulting fees are recognized on the completed-contract method when the contract is substantially completed and all related deliverables have been provided to and accepted by the customer.This method is used because the Company is unable to accurately estimate total cost of individual contracts until the contracts are substantially complete. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims for additional compensation are recognized during the period such claims are resolved and collected.

Costs of software, hardware and costs incurred in performing the contract services are deferred until the related revenue is recognized. Contract costs include all purchased software and hardware, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, equipment, and travel costs as well as depreciation on equipment used in performance of the contractual arrangements. Depreciation on administrative assets and selling, general and administrative costs are charged to expense as incurred.

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

Consulting Services: Consulting services are comprised of consulting, implementation, software installation, data conversion, building interfaces to allow the software to operate in integrated environments, training and applications. Consulting services are sold on a fixed-fee and a time-and materials basis, with payment normally due upon achievement of specific milestones. Consulting services revenue is recognized under the completed-contract method as described above.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hosting: During the year ended December 31, 2011 and 2010, the Company provided remote management, monitoring, data processing, updating or administrative support of applications software, servers, operating systems and other automation tools to customers. Revenue was comprised of recurring fees for licensing access to and the use of the Company’s application software as a service, on a subscription or on-demand basis over a contractual term. Related recurring fees were recognized as the services were provided. Related one-time set up fees were recognized on a straight-line basis over the longer of the contractual term or the expected life of the relationship.

Maintenance and Support Services: Maintenance and support services consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are recognized ratably over the term of the related agreement.

Concentration of Significant Customers – At December 31, 2011, accounts receivable from two customers accounted for 100% of total accounts receivable. In 2011 and 2010, revenue from two customers totaled over 86% of total revenue earned.

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

Basic and Diluted Loss Per Common Share – Basic loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method.

During the year ended December 31, 2011 and 2010 there were 1,785,126 and 264,684 employee stock options and 460,000 and 0 warrants outstanding, respectively. These were excluded from the computation of the diluted loss per share for the years ended December 31, 2011 and 2010 because their effects would have been anti-dilutive.

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

Reclassifications – Certain reclassifications have been made to the financial statements for the year ended December 31, 2010 to conform to the December 31, 2011 presentation. The reclassifications had no effect on net income.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses which has resulted in an accumulated deficit of $9,136,037 as of December 31, 2011. During the year ended December 31, 2011, the Company recognized $460,496 of revenue, suffered a loss of $4,300,348 and used $1,377,908 of cash in its operating activities. At December 31, 2011, the Company had negative working capital of $2,170,479 and a stockholders’ deficit of $2,896,800. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain or replace present financing, to obtain additional capital from investors and to succeed in its future operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. In order for the Company to remain as a going concern, it will need to secure additional financing as well as enter into and complete profitable contracts.

NOTE 3 – ACQUISITION OF ACQUIRED SALES CORP.

As of September 29, 2011, Acquired Sales had been a non-operating public shell corporation with no significant operations or assets except for notes receivable from Cogility. During 2011, Acquired Sales issued notes payable and warrants in a private placement offering and in other transactions and loaned most of the proceeds to Cogility. For financial reporting purposes, the merger of Cogility into a newly-formed subsidiary of Acquired Sales was recognized as the acquisition of Acquired Sales by Cogility on September 29, 2011. Under current accounting guidance, Acquired Sales was not a business for purposes of determining whether a business combination occurred. Therefore the acquisition of Acquired Sales was recognized as the exchange of notes payable and as the assumption of liabilities in exchange for equity instruments. The exchange of notes payable is discussed in Note 8.

The acquisition of Acquired Sales has been recognized as the issuance of 291,760 shares of common stock, the issuance of 460,000 warrants exercisable at $2.00 per share through March 31, 2016, and the issuance of 630,000 stock options exercisable at $2.00 per share through September 29, 2021, in exchange for the assumption of $7,029 of accounts payable from Acquired Sales.

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 2011 and for the year ended December 31, 2010, as though the acquisition of Acquired Sales had been completed as of the beginning of each period presented. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations to be expected in any future period or the results of operations that actually would have been realized had the entities been combined during the year ended December 31, 2011 or the year ended December 31, 2010:

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended
	December 31,
	2011	2010
Revenue	$460,496	$4,851,190
Net loss	(4,994,526)	(770,377)
Basic and diluted loss per share	$(2.00)	$(0.31)

NOTE 4 – EARNINGS AND COSTS ON UNCOMPLETED CONTRACT

At December 31, 2011 the Company was in the process of providing software license, hardware and services to two customers. Revenue and costs on the uncompleted contracts were deferred at December 31, 2011 and will be recognized upon completion of the contracts. Contract billings in excess of contract costs on uncompleted contracts at December 31, 2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010
Billings to date	$813,601	$-
Less: Costs on uncompleted contracts	(173,579)	-
Billings in excess of costs on uncompleted contracts	$640,022	$-

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31 2011 and 2010:

	December 31,
	2011	2010
Computer equipment	$201,235	$185,860
Computer software	2,082,300	2,074,315
Leasehold improvements	2,019	2,019
Funiture and fixtures	3,675	3,675
Total property and equipment	2,289,229	2,265,869
Less: accumulated depreciation	(2,237,310)	(2,192,286)
Net property and equipment	$51,919	$73,583

NOTE 6– INVESTMENT IN AND LOAN TO CORTEZ SYSTEMS

On October 1, 2010, the Company signed an investment agreement for the purchase of 49% of the common stock of Cortez Systems (Cortez) for $526, a recently formed company in the business of providing software project applications and related services to government and non-government clients. Through December 31, 2011, the Company recognized a loss of $526 from its investment in Cortez.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 11, 2011, the individual assigned this loan receivable from Cortez to Acquired Sales in exchange for the issuance of a promissory note and warrants issued by Acquired Sales to the individual. At the same time the loan receivable was assigned to the Company in exchange for a 5% promissory note payable to Acquired Sales. On March 17, 2011, the Company loaned Cortez an additional $10,000 in accordance with the October 1, 2010 investment agreement. The note receivable from Cortez bore interest at 5.75% per annum and is due September 30, 2012. The balance owed to Acquired Sales by Cortez, including accrued interest totaling $31,450 was deemed uncollectible and written off at December 31, 2011.

NOTE 7– RELATED PARTY TRANSACTIONS

Accrued Compensation – At December 31, 2011, the Company had recorded accrued compensation comprised of $214,943 in deferred payroll, $17,484 in employee reimbursements payable, and commissions payable in the aggregate amount of $203,967. The accrued compensation portion primarily relates to a 25% payroll deferral program for all employees that began on January 26, 2011 and ended June 30, 2011. The resulting deferred payroll expense is included in accrued compensation of $436,394 at December 31, 2011.

On June 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company. On September 16, 2010, the Company had signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions, with payment deferred until 30 days after the closing of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. Under the severance agreement the former executive officer will receive a one-time bonus of $35,000 and deferred compensation of $18,432 payable upon the completion of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. The former executive officer was also to be paid additional deferred compensation of $9,662 by September 30, 2011, which was paid on November 3, 2011. In addition, the severance agreement modified the terms of stock options held by the former executive officer for the purchase 66,667 common shares such that the stock options will not expire until June 14, 2012. Stock options for the purchase of 133,334 common shares were forfeited.

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

NOTE 8– NOTES PAYABLE

Notes Payable to Related Parties – During the year ended December 31, 2011, the Company borrowed $525,000 in various installments from an officer of the Company. The related notes payable are unsecured, non-interest bearing and are due upon demand.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 17, 2011, a significant shareholder, affiliated with another officer of the Company sold 597,000 shares of the Company’s common stock to this officer in exchange for the $525,000 of promissory notes from the Company, for an equivalent price of $0.88 per share. This significant shareholder transaction resulted in the Company recognizing $1,373,460 of share-based compensation expense, based upon the price at which common shares were issued for cash at that same date of $3.18 per share.

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

During the year ended December 31, 2011, a shareholder of Cogility paid $3,376 of expenses on behalf of Cogility under the terms of an unsecured promissory note agreement bearing interest at 10% per annum and due on demand. At September 29, 2011, the Company owed the shareholder $73,319 from these payments and similar payments in prior years. On September 22, 2010, the shareholder signed an agreement that, in the event of a potential merger with Acquired Sales Corp., any loans from the shareholder would be forgiven. The shareholder further agreed to make no claims for amounts due to the shareholder under the consulting arrangement and such amounts would also be written off if the potential merger is completed. On September 29, 2011 the note payable was forgiven and is recognized as of that date as a conversion of $73,319 of notes payable to shareholder to additional paid-in capital without the issuance of additional shares.

On December 14, 2010, the Company issued a promissory note to an entity related to an officer of the Company in the amount of $200,000 to finance working capital needs. The note bore interest at 5% per annum, was due December 31, 2013 and was unsecured. Interest payments were due quarterly starting in March 2011. On January 31, 2011 this note was assumed by Acquired Sales Corp.

During the year ended December 31, 2011, the Company issued seven promissory notes payable to Acquired Sales Corp. in the aggregate principal amount of $845,000 in exchange for $625,000 in cash, the assumption of the $200,000 note payable by the Company to an entity related to an officer of the Company (see the preceding paragraph) and a $20,000 note receivable from Cortez. The notes payable bore interest at 5% per annum payable quarterly beginning March 31, 2011, were due December 31, 2014 and were secured by all of the assets of the Company.

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

The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable. On both December 31, 2011, the carrying amount of the notes payable to related parties was $331,330 net of $43,669 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $459,445 net of $60,555 of unamortized discount. On October 17, 2011 a promissory note in the amount of $ 25,000 payable to a director of the company was converted into 7,862 shares of common stock at $3.18 per share. No beneficial conversion feature was recognized on the conversion of this note.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The details of the terms of the notes payable to related parties and their carrying amounts were as follows at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Non-interest bearing notes payable to an entity related to an officer
of the Company, unsecured, due on demand	$525,000	$-
3% $400,000 Notes payable to related parties; due December 31, 2014;
interest payable quarterly; secured by all of the assets of the Company; net
of $43,669 unamortized discount based on imputed interest rate of 7.60%	331,330	-
10% Note payable to a relation of an officer of the Company; unsecured; due on demand; net of $829 umamortized premium based on imputed interest
rate of 7.60%	15,829	-
Non-interest bearing notes payable to principal shareholder;
relating to accrued consulting fees; unsecured; due on demand; paid in full	-	69,943
5% Note to an entity related to an officer of the Company;
unsecured; interest payable quarterly; paid in full	-	200,000
Total Notes Payable - Related Parties	872,159	269,943
Less: Current portion	(540,829)	(69,943)
Long-Term Notes Payable - Related Parties	$331,330	$200,000

Notes Payable – The Company was obligated under the terms of unsecured notes payable to an individual totaling $336,728 that bore interest at 5.75% per annum and was due in October 2012. The notes allowed the lender to demand partial payment earlier than the maturity date upon the completion of a private placement financing by the Company of common stock or debt convertible into common stock of at least $1,000,000 and payment in full upon the completion of a private placement financing by the Company of common stock or debt convertible into common stock of at least $2,000,000. On October 17, 2011, the notes payable and related accrued interest of $19,385 was converted into 111,986 shares of common stock at $3.18 per share. No beneficial conversion feature was recognized on the conversion of this note.

At December 31, 2011, notes payable to a lending company totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans as such imputed interest would not have been material to the accompanying financial statements.

The details of the terms of the notes payable and their carrying amounts were as follows at December 31, 2011 and 2010:

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2011	2010
5.75% $336,728 notes payable to an individual; settled through
issuance of stock	$-	$336,728
Non-interest bearing notes payable to a lending company; unsecured;
due on demand	130,070	105,070
3% $520,000 Notes payable; due December 31, 2014; interest payable quarterly; secured by all of the assets of the Company; net of $60,555
unamortized discount based on imputed interest rate of 7.60%	459,445	-
Total Notes Payable	589,515	441,798
Less: Current portion	(130,070)	(441,798)
Long-Term Notes Payable	$459,445	$-

NOTE 9 – SHAREHOLDERS’ DEFICIT

On September 29, 2011, the shareholders of Acquired Sales amended its articles of incorporation to increase the authorized common stock to 100,000,000 shares, $0.001 par value.

During the year ended December 31, 2011, the chief executive officer and shareholder of the Company provided services to the Company, which services were determined by the board of directors to have had a fair value of $250,000. The Company did not compensate the chief executive officer during the year ended December 31, 2011. The Company has recognized a capital contribution of $250,000 during the year ended December 31, 2011 for the services provided by the executive officer.

On October 17, 2011 the company issued 15,724 shares of common stock to an entity affiliated with an officer for $50,000 in cash at a price of $3.18 per share.

On October 17, 2011, notes payable to an individual totaling $336,728 and related accrued interest of $19,385 was converted into 111,986 shares of common stock at $3.18 per share (see Note 8).

On October 17, 2011 a promissory note in the amount of $ 25,000 payable to a director of the company was converted into 7,862 shares of common stock at $3.18 per share. No beneficial conversion feature was recognized on the conversion of this note (see Note 8).

During the year ended December 31, 2011 one key executive and one employee resigned from the Company. As part of the severance agreements, the term of their vested options were extended for a period of eleven months. Included in compensation expense for the year ended December 31, 2011 was $12,735 of incremental compensation costs associated with the modification of the original option terms.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 29, 2011, Acquired Sales had 630,000 stock options outstanding that were exercisable at $2.00 per share through September 29, 2021, and 460,000 warrants exercisable at $2.00 per share through March 31, 2016. These options and warrants were recognized for financial reporting purposes as the replacement of the Acquired Sales’ options and warrants on September 29, 2011 as part of the consideration for $7,029 of liabilities assumed in the acquisition of Acquired Sales. No incremental share based compensation was receognized.

Following is a summary of stock option activity as of December 31, 2010 and 2011, and changes during the years then ended:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2009	497,170	$2.16
Granted	621,697	1.71
Forfeited	(629)	2.65
Expired	(314)	2.65
Outstanding, December 31, 2010	1,117,924	1.80
Replacement shares of Acquired Sales	630,000	2.00
Granted	75,000	1.33
Forfeited	(37,735)	3.53
Expired	(63)	2.12
Outstanding, December 31, 2011	1,785,126	$1.82	8.44	$ 518,317
Exercisable, December 31, 2011	1,785,126	$1.82	8.44	$ 518,317

Share-based compensation expense charged against operations during the year ended December 31, 2011 and 2010 was $706,704 and $405,883, respectively, and was included in selling, general and administrative expenses. There was no income tax benefit recognized. As of December 31, 2011 there was no remaining unrecognized compensation expense related to stock options granted under the Plan.

The Company has authorized the issuance of options to purchase 1,500,000 shares of common stock to directors, officers, employees and consultants under terms and conditions described in the acquisition agreement between the Company and Acquired Sales. The Company has also authorized the issuance of options to purchase 200,000 shares of common stock upon the execution of an employment agreement between the Company and an officer. As of December 31, 2011 these options had not been granted.

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

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2010, the Company granted stock options to directors for the purchase of 150,000 shares of common stock at $0.001 per share and 471,697 shares at $2.00 per share. The options vested on the date granted. The grant-date fair value of these options was $896,738, or a weighted-average fair value of $1.50 per share, determined by the Black-Scholes option pricing model using the following weighted-average assumptions: expected future volatility of 77.88%; risk-free interest rate of 0.0104%; dividend yield of 0% and an expected term of 5.14 years. The expected volatility was based on a peer company’s volatility and the volatility of indexes of the stock prices of companies in the same industry. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the options. The expected term of the options was determined based on one half of the contractual term.

NOTE 10–INCOME TAXES

During the years ended December 31, 2011 the Company incurred the minimum California state income tax. During the years ended December 31, 2010 the Company incurred state income tax due to the regulatory suspension of the use of net operating loss carry forwards in California. The components of the current provision for income taxes for the years ended December 31, 2011 and 2010 (there was no deferred tax provision or benefit) were as follows:

	2011	2010
Current
Federal	$-	$-
State and local	800	13,523
Provision (benefit) for income taxes	$800	$13,523

At December 31, 2011, the Company has U.S. Federal net operating loss carry forwards of $6,145,187 that will expire in 2024 through 2032 if not used by those dates and California state net operating loss carry forwards of $6,263,982 that are currently suspended and not available to offset future taxable income until at least 2013 and that will expire in 2015 through 2032 if not used by those dates.

As of December 31, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2008 through 2011. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes is as follows:

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended
	December 31,
	2011	2010
Tax benefit at statutory rate (34%)	$(1,505,122)	$(65,520)
State tax benefit, net of federal benefit	(195,666)	(8,518)
Non-deductible expenses	583,333	75,427
Other	5,137	(2,242)
Amt Tax	-	-
Change in valuation allowance	1,113,118	14,376
Provision for Income Taxes	$800	$13,523

The tax effects of temporary differences and carry forwards that gave rise to the net deferred income tax asset as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Deferred tax assets
Operating loss carry forwards	$2,448,895	$1,608,152
Stock-based compensation	296,816	182,489
Accrued liabilities and other items	178,261	25,789
Depreciation	(13,506)	(19,082)
Less: Valuation allowance	(2,910,466)	(1,797,348)
Net Deferred Income Tax Asset	$-	$-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases one facility in Providence, Rhode Island under an operating lease. The lease runs through January 15, 2013. Monthly rental payments are $500 per month. Future minimum lease payments under the terms of the lease agreement are $6,000.

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the year ended December 31, 2011.

NOTE 12 – SUBSEQUENT EVENTS

On February 10, 2012 Acquired Sales Corp. closed an Agreement and Plan of Merger with Defense & Security Technology Group, Inc., a Virginia corporation (“DSTG). Pursuant to the Merger Agreement, the Company formed AQSP Mergeco as a new wholly-owned subsidiary in Virginia, the single purpose of which was to be acquired by DSTG. AQSP Mergeco was then merged with and into DSTG, with DSTG being the survivor of such merger (“Merger”). As consideration for the Merger, all of the 100 issued and outstanding shares of common stock of DSTG were converted into one hundred thousand (100,000) shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”), 300,000 vested options at $3.18 per share exercisable until the fifth anniversary of the Effective Date, and 100,000 vested options at $8.00 per share exercisable until the last day of the 21st full calendar quarter following the Effective Date.

ACQUIRED SALES CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 15, 2012 the Company entered into an operating lease for a facility in Providence, Rhode Island. The lease runs through January 15, 2013, with monthly rental payments of $ 500 per month.

On January 30, 2012 a shareholder loaned the Company $75,000 for working capital needs. The loan is non-interest bearing, without collateral and due upon demand.

On February 14, 2012 a director loaned the Company $200,000 for working capital needs. The loan bears interest at 6% per year payable quarterly. The loan is payable on demand by lender, with a mandatory payment in full upon the closing of the first capital raise (e.g., bank loans or sales of common stock or preferred stock) by Company. In addition, the loan terms grant the lender 100,000 warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $2.00 per share at any time through the fifth anniversary of the loan.

On March 15, 2012 a director loaned the Company $25,000 for working capital needs. The loan bears interest at 6% per year payable quarterly. The loan is payable on demand by lender, with a mandatory payment in full upon the closing of the first capital raise (e.g., bank loans or sales of common stock or preferred stock) by Company. In addition, the loan terms grant the lender 12,500 warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $2.00 per share at any time through the fifth anniversary of the loan.

On March 28, 2012 an entity affiliated with an officer of the Company loaned the Company $100,000 for working capital needs. The loan bears interest at 6% per year payable quarterly. The loan is payable on demand by lender, with a mandatory payment in full upon the closing of the first capital raise (e.g., bank loans or sales of common stock or preferred stock) by Company. In addition, the loan terms grant the lender 50,000 warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $2.00 per share at any time through the fifth anniversary of the loan.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Gerard M. Jacobs, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.

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

During December 2011, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2011 was not effective.  Management identified the following material weaknesses as of December 31, 2011:

•
There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

Management has determined that the Company should seek to enhance its internal controls over financial reporting by maintaining the following steps first commenced in 2010:

•
During November 2010, the Company increased its Board of Directors to seven members, and added as an additional independent member Mr. Vincent J. Mesolella. Mr. Mesolella is the Chairman of the Narragansett Bay Commission, Providence, Rhode Island. Mr. Mesolella is also the Chief Executive Officer of REI, Inc., a diversified real estate development company. Mr. Mesolella has previously served as the Chairman of the Audit Committee of the Board of Directors of a publicly traded company.

•
Beginning in March 2010, the Company had begun emailing or mailing to Mr. Mesolella a copy of each monthly statement from its bank summarizing all activity in the Company’s checking account, for review and questioning as appropriate. The purpose of Mr. Mesolella’s involvement is to provide monitoring, oversight and assistance to Mr. Jacobs, our principal financial and executive officer in the preparation and reporting of the Company’s financial statements.

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2011. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors And Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of December 31, 2011. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.

Name	Age	Position

Gerard M. Jacobs	56	Co-Chairman of the Board, chief executive officer, chief development officer, secretary, and treasurer

Daniel F. Terry, Jr.	56	President and chief operating officer

Matthew Ghourdjian	56	Co-Chairman of the board and chief technology officer

James S. Jacobs, MD	58	Director

Michael D. McCaffrey	66	Director

Richard E. Morrissy	57	Director

Vincent J. Mesolella	62	Director

Roger S. Greene	56	Director

Joshua A. Bloom, M.D.	56	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

Gerard M. Jacobs, age 56, is co-chairman of our board of directors, chief executive officer, chief development officer, secretary, and treasurer. Mr. Jacobs has been a private investor since 2006. In 2001, Gerard M. Jacobs took control of CGI Holding Corporation, and served as its CEO and member of its board of directors until 2006. Under Gerard M. Jacobs' guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:AMEX: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its CEO and member of its board of directors until 1999. Under Mr. Jacobs' guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (NYSE: SMS). Mr. Jacobs is currently a director of Patient Home Monitoring Corp. (TSXV: PHM). We believe that Gerard M. Jacobs’ experience serving as the CEO of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Gerard M. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Gerard M. Jacobs’ brother James S. Jacobs, M.D. is also a member of our board of directors.

Matthew Ghourdjian, co-chairman of the board of directors and Chief Technology Officer, and wholly owned subsidiary  Cogility's Chief Technology Officer, age 56, is the founder and former chief executive officer of Cogility Software. Mr. Ghourdjian has 33 years of experience in the technology industry. Mr. Ghourdjian was a founder of CoderCard, Digital Convergence, Ceira Technologies Inc., and Cogility. Matt is a former partner at KPMG Consulting and Arthur Andersen.

Daniel F. Terry, Jr. President and Chief Operating Officer, and wholly owned subsidiary  Cogility's Chief Executive Officer, age 56,  is an entrepreneur who has been involved with marketing and operations in startups as well as with Fortune 500 companies. Mr. Terry was a founder and former Chief Executive Officer of Mission1st Group, Inc., a company that provides engineering, project design and implementation of mission-critical telecommunications systems worldwide. Mr. Terry has held executive positions in several technology firms including NetFRAME, Micron, ConnectedSupport.com, and PCR, as well as having been a partner in the Hong Kong consultancy CentrePoint Ltd. Mr. Terry is involved with the Fisher House Foundation in support of U.S. wounded and their families and is the founder of the Call-Force Project, to support employment of disabled veterans of the Iraq and Afghanistan conflicts. Mr. Terry is on the Board of Directors of the Metropolitan Opera, New York, and is a member of AFCEA and AUSA. Mr. Terry is a resident of Nevada.

Joshua A. Bloom, M.D., age 56, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom has served on the board of directors of Kenosha Health Services Corporation since 1993 and the board of Hospice Alliance, Inc since 1994 and Medical Director there since 1998. He has also served on the board of the Beth Israel Sinai Congregation since 1998 where he served as the President from 2004 until earlier this year. We believe that Joshua A. Bloom, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

Roger S. Greene, age 56, has been a member of our board of directors since July 2007. He is the Managing Director and co-founder of Stanmore Capital Partners, LLC, a merchant banking firm that focuses upon the acquisition of small cash flow positive private companies, primarily in the health care services business. He is also owner and CEO of Marquette Advisors, Inc., a firm that provides consulting in the same areas. Projects have included a roll up of sleep diagnostic centers, acquisitions of companies in the blood plasma collection business and specialty medical education field. Mr. Greene is currently a director of Patient Home Monitoring Corp. (TSXV: PHM). Previously, he has worked with Brazos Fund and Lone Star Fund as general counsel. For Lone Star, Mr. Greene was responsible for negotiation and structuring of asset acquisitions from foreign entities. Prior to that time, he also worked on resolution and management of the assets of American Savings and Loan Association after the acquisition of American Savings Bank by the Robert M. Bass Group. Mr. Greene has also acted as a principal in real estate and operating company acquisitions. Mr. Greene resides in California. We believe that Roger S. Greene’s experience serving as a director of two publicly traded companies, his work in mergers and acquisitions as an investment banker, his work as an attorney, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

James S. Jacobs, M.D., age 58, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that James S. Jacobs, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, age 66, has been a member of our board of directors since July 2007. He is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases. We believe that Michael D. McCaffrey’s experience serving as a litigator and advisor to corporations, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, age 57, has been a member of our board of directors since July 2007. He is the Senior Research Specialist and project coordinator in the Pharmaceutical Sciences, School of Pharmacy, University of Illinois at Chicago. Mr. Morrissy is a project coordinator for the School of Pharmacy. His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy has managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He has also designed and led focus groups, designed and critiqued research surveys, edited manuscripts and scientific journals. We believe that Richard E. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.  He received a B.A. in History from Western Illinois University in 1976.

Vincent J. Mesolella, age 62, has been a member of our board of directors since October 2010. He has served for the last fifteen years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder and Chief Executive Officer of REI, Inc., a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

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

Board Composition and Committees

Our board of directors is currently composed of 8 members: Messrs. G. Jacobs, Bloom, Greene, J. Jacobs, McCaffrey, Morrissy, Mesolella and Ghourdjian.  Our board of directors has determined that Messrs. Bloom, Greene, McCaffrey, Morrissy and Mesolella are independent directors at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

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

Board Meetings; Nominating Committee

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent.  In the year ended December 31, 2011, we held only telephonic Board Meetings and there were no on ground Board Meetings attended by all directors.

We have a nominating committee consisting of Joshua A. Bloom, Roger S. Greene, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members.  Mr. McCaffrey is the nominating committee Chairman.

Code of Ethics

We currently have not adopted a code of ethics due to our limited size and operations. Due to the increased operations of our Company resulting from the Cogility and DSTG acquisitions, we have proposed a Code of Business Conduct and Ethics (the “Code”), attached as Exhibit 99.1 to this Report. We expect to adopt the Code in the coming weeks. The purpose of the Code is to assist the Company and its employees, officers and directors with the Company’s goals of conducting its business and affairs in accordance with applicable laws, rules and regulations and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. The Company expects that any consultants or other service providers it retains will adhere to the Code.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our directors, executive officers and 10% holders have met all applicable filing requirements, except as described in this paragraph:

The following persons are holders of 10% of our common stock and have not filed a Form 3: Deborah Sue Ghourdjian Separate Property Trust and Matthew Ghourdjian. The following persons are directors of the Company who are not known to have filed Form 3s or Form 4s: Matthew Ghourdjian  and Vincent Mesolella. The following persons are directors of the Company and hold warrants to purchase shares of our common stock and have not filed Form 3s or Form 4s, as applicable: Matthew Ghourdjian  and Vincent Mesolella.

ITEM 11.  EXECUTIVE COMPENSATION

As of December 31, 2011, we did not experience any cash flow event as a result of any payment to an executive.   We have not provided retirement benefits or severance or change of control benefits to our named executive officer, Gerard M. Jacobs.  Unexercised options or warrants held by our executive officers at the year ended 2011 are set out in the following table. Other than the options issuance described herein, no equity awards were made during the year ended December 31, 2011.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($) (i)	Total ($) (j)
Gerard M. Jacobs, CEO(1)	2011 2010	$ - $ -	$ - $ -	$ - $ -	$ 920,719 $ 645,934 (2)	$ - $ -	$ - $ -	$ - $ -	$ 920,719 $ 645,934
Matthew Ghourdjian, CTO(3)(4)	2011 2010	$ - $ 112,500	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ 112,500
Daniel F. Terry, Jr., COO(5)	2011 2010	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -

(1)
Mr. Jacobs holds options to purchase 100,000 shares of our common stock at a purchase price of $0.001 per share expiring November 4, 2020, plus options to purchase 471,698 shares of our common stock at a purchase price of $2.00 per share expiring November 4, 2020, plus options to purchase 605,000 shares of our common stock at a purchase price of $2.00 per share expiring on September 29, 2021.

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

(3)
Mr. Ghourdjian served as the CEO of Cogility Software until September 2011 when he became co-chairman of Acquired Sales’ board of directors and chief technology officer. As of the date of this report, Mr. Ghourdjian has not been paid a salary by Acquired Sales., but is expected to be paid a salary in the future.

(4)	The salary amounts were paid by Cogility and prior to the acquisition of Cogility by Acquired Sales.
(5)
Prior to effectuation of the Merger, Mr. Terry has not previously served as an officer or director of Cogility Software or Acquired Sales Corp. In connection with the Merger, Mr. Terry became chief executive officer of Cogility and president and chief operating officer of Acquired Sales.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2011.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)(3)
Gerard M. Jacobs(4)	-	-	-	-	-	-	-
Joshua A. Bloom	-	-	$3,912	-	-	-	$3,912
Roger S. Greene	-	-	$31,965	-	-	-	$31,965
Michael McCaffrey	-	-	$3,912	-	-	-	$3,912
Vincent J. Mesolella	-	-	$31,965	-	-	-	$31,965
Richard E. Morrissy	-	-	$3,912	-	-	-	$3,912
Matthew Ghourdjian	-	-	-	-	-	-	-
James S. Jacobs	-	-	-	-	-	-	-

(1)
These options entitle the holder to purchase shares of our common stock at a purchase price of $2.00 per share (previously $0.10 prior to the 1-for-20 reverse split). These options vested upon closing of the Cogility acquisition and expire on September 29, 2021.

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

(3)	The current market price of the underlying common stock shares as of the date of this filing is approximately $2.00 per common share.
(4)	Mr. Jacobs’ option compensation described in the preceding table is deemed to be executive compensation.

Compensation Discussion and Analysis

The Company does not have any paid employees and has not yet entered into long term executive or non-executive employment agreements, so as to limit the Company’s exposure and liability. As indicated elsewhere in this Report, the Company regularly engages outside consultants, accountants and other professional service providers for purposes of providing services to the Company.  The Company endeavors, where able, to issue options in lieu of cash compensation, so as to preserve capital where needed and limit cash risk exposure.

Historically, funding for the Company was sourced from management affiliates which have loaned $400,000 during the past three months.  The Corporation limits cash compensation to outside or internal directors and does not have a cash compensation policy.  The Corporation believes that, given the extensive experience of Mr. Jacobs and the rest of the board of directors, and the current opportunity cost factor for each of them, as combined with the fact that each of them has continued to provide services without cash compensation, that the amount of compensation provided in the form of options, which must be purchased for cash, is fair and reasonable for the Corporation.

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

Compensation Committee

Our directors and officers do not receive remuneration from us unless approved by the
Board of Directors, but we may enter into employment agreements with Gerard M. Jacobs, Matthew Ghourdjian and Daniel F. Terry, Jr. in the near future.  No such payment shall preclude any director from serving us in any other capacity and receiving compensation in connection with that service. Notwithstanding the foregoing, in the year ended December 31, 2011, no remuneration was paid any of our directors for services as director. We have a compensation committee consisting of Joshua A. Bloom, Roger S. Greene, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members.  Roger Greene as serves as the committee’s chairman.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

No shares of common stock were acquired upon the exercise of options during the fiscal year ended December 31, 2011. The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011.  The post 1-for-20 reverse split 605,000 options are exercisable at $2.00 per share.

Outstanding Equity Awards At Fiscal Year End (see description of columns (a) through (j) below) Option Awards Stock Awards
(a) (b) (c) (d) (e) (f) (g) (h) (i) (j) Gerard M. Jacobs 605,000 - - $2.00 9/29/21 0 $769,560 - - CEO 100,000 $0.001 11/4/20 0 $317,900 471,698 $2.00 11/4/20 0 $556,605
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its Common Stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group.  Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 2,702,896 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Voting Securities

Gerard M. Jacobs (1)	2,403,376	88.9%
Matthew Ghourdjian (2)	785,136	29.0%
Joshua A. Bloom, M.D. (3)	5,000	0.2%
Roberti Jacobs Family Trust (4)	390,882	14.5%
Roger S. Greene (5)	155,708	5.8%
Michael D. McCaffrey (6)	5,000	0.2%
Richard E. Morrissy (7)	5,000	0.2%
Vincent J. Mesolella (8)	55,000	2.0%
Joseph S. Keller (9)	150,000	5.6%
Lincolnshire Associates II, Ltd (10)	142,453	5.3%
Deborah Sue Ghourdjian Separate Property Trust (11)	690,796	25.6%
James S. Jacobs (12)	100,000	3.7%
Total Officers and Directors as group (7 persons)	2,823,424(13)	104.5%

(1)
The address for Mr. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Jacobs, our co-chairman, chief executive officer, chief development officer, secretary, and treasurer has voting control over 1,712,580 shares, consisting of: (a) 165,882 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Jacobs has voting control via a 2007 shareholders agreement; (b) 145,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Jacobs has voting control via a 2007 shareholders agreement; (c) 605,000 options at $2.00 per share, the vesting of which occurred upon the closing of the merger with Cogility; (d) 471,698 options at $2.00 per share and 100,000 options exercisable at $0.001 per share (originating from Cogility); and (e)  225,000 warrants at $2.00 per share, owned by the Roberti Jacobs Family Trust, over which Mr. Jacobs has voting control via a 2007 shareholders agreement. The Deborah Sue Ghourdjian Separate Property Trust has signed a shareholder agreement that commits it to vote its shares consistent with the vote of Gerard M. Jacobs and Matthew Ghourdjian. As such, for the purposes of this disclosure, 690,796 shares held by the Trust are deemed beneficially owned by Gerard M. Jacobs for the purposes of voting.

(2)
Prior to the Merger, Mr. Ghourdjian owned 500,000 shares of Cogility common stock which was acquired in the Merger in exchange for 94,340 common shares of Acquired Sales common stock. The Deborah Sue Ghourdjian Separate Property Trust held 6,825,314 shares in Cogility, which was acquired in the Merger in exchange for 1,287,796 shares of Acquired Sales common stock of which The Deborah Sue Ghourdjian Separate Property Trust subsequently sold 597,000 of those shares of Acquired Sales common stock to Daniel F. Terry, Jr.  Mr. Ghourdjian is a beneficiary of the Deborah Sue Ghourdjian Separate Property Trust in the event of Ms. Ghourdjian’s death, but has no dispositive power over the Trust’s shares. The address for Mr. Ghourdjian is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Deborah Sue Ghourdjian Separate Property Trust has signed a shareholder agreement that commits it to vote its shares consistent with the vote of Gerard M. Jacobs and Matthew Ghourdjian.  For the purposes of this disclosure, 690,796 shares held by the Deborah Sue Ghourdjian Separate Property Trust are deemed beneficially owned by Matthew Ghourdjian for the purposes of voting.

(3)	The address for Dr. Bloom is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Dr. Bloom does not own any shares of stock. However, he holds options to purchase 5,000 shares of our common stock.
(4)
The address for the Roberti Jacobs Family Trust is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Jacobs is one of the grantors of the trust corpus, Mr. Jacobs’ mother in law Joan B. Roberti is the trustee, and Mr. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust’s 390,882 shares consist of (a) 165,882 shares owned, and (b) 225,000 warrants owned at $2.00 per share.

(5)
The address for Mr. Greene is 6 Joliet Drive, Coto de Caza, California 92679. Mr. Greene owns 113,208 shares of stock. In addition, he holds options and warrants to purchase a total of 155,708 shares of our common stock, consisting of (a) 5,000 options at $2.00 per share, (b) 25,000 options exercisable at $0.001 per share and (c) 12,500 warrants at $2.00 per share.

(6)
The address for Mr. McCaffrey is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. McCaffrey does not own any shares of stock. However, he holds options to purchase 5,000 shares of our common stock.

(7)	The address for Mr. Morrissy is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Morrissy does not own any shares of stock. However, he holds options to purchase 5,000 shares of our common stock.
(8)
The address for Mr. Mesolella is 27 Paddock Drive, Lincoln, Road Island 02865. Mr. Mesolella does not own any shares of stock. However, he holds options and warrants to purchase a total of 55,000 shares of our common stock, consisting of (a) 5,000 options at $2.00 per share (b) 25,000 options exercisable at $0.001 per share and (c) 25,000 warrants at $2.00 per share.

(9)
The address for Mr. Keller is 25991 W. Herman Ave., Antioch, IL 60002. Mr. Keller does not own any shares of stock. However, he holds warrants to purchase a total of 150,000 common stock shares, consisting of (a) 125,000 warrants at $2.00 per share, and (b) one of his affiliates, Glendenning Capital, Inc., has 25,000 warrants at $2.00 per share.

(10)	The address for Lincolnshire Associates II, Ltd is 555 Skokie Blvd, Suite 555, Northbrook, IL 60062.
(11)
The address for the Deborah Sue Ghourdjian Separate Property Trust is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Deborah Sue Ghourdjian Separate Property Trust has signed a shareholder agreement that commits it to vote its shares consistent with the vote of Gerard M. Jacobs and Matthew Ghourdjian.

(12)	The address for Dr. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Dr. Jacobs does not own any shares of stock. However, he holds 100,000 warrants at a $2.00 per share exercise price.
(13)
Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust, Gerard M. Jacobs, Matthew Ghourdjian, the Deborah Sue Ghourdjian Separate Property Trust, collectively total 2,497,716 shares (which total includes unexercised options and warrants which may be exercised at any time in the discretion of the holder) which may be voted together (without any double counting). The other directors hold a total of 325,708 shares which includes unexercised options and warrants which may be exercised at any time in the discretion of the holder.

COMPENSATION PLANS

In connection with the letter of intent with Cogility, during the three months ended December 31, 2010 the Company issued to its director and sole officer and five of its non-officer directors, options to purchase an aggregate of 630,000 shares of its common stock at an exercise price of $2.00 per share (previously 12,600,000 shares at a $0.10 per share exercise price prior to the 1-for-20 reverse stock split).  The options vested upon the acquisition of Cogility and expire on September 29, 2021. The consideration paid for the options is deemed to be a compensation expense. The market value of the options based on the current stock price is $0 due to the fact that the exercise price is $2.00 per share and current market price of the Company’s common stock is also $2.00. There was no income tax benefit recognized by Acquired Sales in connection with the granting (or exercise) of the options. The options may trigger taxable income to the option holders both as a result of issuance and upon exercise.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,176,698 (1)	$1.20	546,227 (2)(5)
Equity compensation plans not approved by security holders	-	-	-
Total	1,176,698 (3)(4)	$1.20	546,227
	-	-

1.
In November 2010, Acquired Sales granted these stock options to the members of management and directors that participated in structuring the financing and the merger with Cogility. Those stock options were for the purchase of 12,600,000 pre-split common shares at $0.10 per share, or 630,000 post-split common shares at $2.00 per share. The options vested upon the effectuation of the merger, which occurred on September 29, 2011. The grant-date fair value of these stock options of $801,762 less $308,787 already included in Acquired Sales’ operations is recognized as compensation expense.

2.
Prior to the merger, Cogility had stock options outstanding that permit the holders thereof to purchase 5,725,000 Cogility common shares at prices ranging from $0.001 to $1.40 per share. In the merger transaction, the Cogility option holders exchanged these stock options for 1,080,189 Acquired Sales stock options exercisable at prices ranging from $0.001 to $5.00 per share. The exchange of these stock options is considered to be part of the recapitalization of Cogility and is not a modification of the Cogility stock options. There are 3,295,000 of these Cogility stock options that are exchangeable for 621,698 Acquired Sales stock options that vested during 2011 upon Acquired Sales obtaining at least $500,000 of financing and the remaining Cogility stock options vested upon occurrence of the merger with the Acquired Sales subsidiary.

3.	Gerard M. Jacobs is the chief executive officer of the Company. He has received 605,000 post 1-for-20 reverse split options.
4.	The current directors who are not executive officers have collectively received 25,000 post 1-for-20 reverse split options.
5.
Of the 1,080,126 Cogility options, Gerard M. Jacobs holds options that were exchanged for 571,698 Acquired Sales in connection with the Cogility acquisition. This increased the number of post-reverse split Acquired Sales options held by Mr. Jacobs to 1,176,698. Roger S. Greene and Vincent J. Mesolella each hold Cogility options that were exchanged for 25,000 Acquired Sales options post Cogility acquisition. This increased the number of post-reverse split Acquired Sales options held by each of Mr. Greene and Mr. Mesolella to 30,000 from 5,000 previously held.

Option Plan

The letter of intent date November 4, 2010 and stockholder resolution dated November 11, 2010 authorized Acquired Sales to adopt a stock option plan or plans contemplating, among other things, the issuance of the options to purchase Acquired Sales Stock. Since November 2010, Acquired Sales previously issued 630,000 options (post reverse split) with an exercise price of $2.00 per share to members of Acquired Sales board and executive team, and issued 1,080,126 options in connection with, and exchange for, outstanding Cogility options in connection with the Merger. In addition, Acquired Sales may issue 1,500,000 options exercisable at $5.00 per share as compensation to employees, consultants, executives, and/or directors of Cogility. Acquired Sales also issued 25,000 options with an exercise price of $0.001 per share, and 50,000 options with an exercise price of $2.00 per share, to a consultant of the Company. Acquired Sales also issued 300,000 options exercisable at $3.18 per share, and 100,000 options exercisable at $8.00 per share to Minh N. Le in connection with the acquisition of DSTG. However, Acquired Sales has not adopted a formal option or equity compensation plan as of the date of this filing.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions executed or performed in 2010 and 2011 and currently proposed transactions in which we are a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

In 2011, the Company issued promissory notes totaling $920,000 accruing interest at a rate of 3% per year in a private placement, $400,000 of which notes were issued to related parties. The Company’s private placement offering documents said that investors would have to put up their investment money in the form of cash, excepting only that (a) Michael Ottele would be permitted to exchange the $20,000 loan which he made to Cortez Systems on December 1, 2010 for a $20,000 investment in the private placement, and (b) The Roberti Jacobs Family Trust, an affiliate of Gerard M. Jacobs, our chief executive officer and a director,  would be permitted to exchange its $200,000 note from Cogility dated December 13, 2010 for a $200,000 investment in the private placement.

Here is a summary of the Company’s private placement, subsequent to December 31, 2010, and the re-loaning of a portion of the proceeds of the Company’s private placement to Cogility:

(1) On January 31, 2011:

(a) the Roberti Jacobs Family Trust invested $225,000 in the private placement: $25,000 in the form of cash, plus $200,000 in the form of an assignment of its $200,000 note from Cogility dated December 13, 2010; this $225,000 investment was evidenced by a Company 3% Secured Promissory Note dated January 31, 2011, plus the Company Warrant No. 1 to purchase 2,250,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 112,500 and increases the exercise price to $2.00);

(b) Roger S. Greene, one of our directors, invested $25,000 in the private placement: $25,000 in the form of cash; this $25,000 investment was evidenced by a Company 3% Secured Promissory Note dated January 31, 2011, plus the Company Warrant No. 2 to purchase 250,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 12,500 and increases the exercise price to $2.00); and

(c) the Company loaned Cogility $50,000 in cash, and received from Cogility its Secured Promissory Note No. 1 payable to the Company in the principal amount of $250,000, covering the $50,000 loaned in cash plus the $200,000 note from  Cogility dated December 13, 2010  that had been assigned to the Company by the Roberti Jacobs Family Trust;

(2)  On February 11, 2011:

(a) Vincent J. Mesolella, one of our directors, invested $25,000 in the private placement: $25,000 in the form of cash; this $25,000 investment was evidenced by a Company 3% Secured Promissory Note dated February 11, 2011, plus the Company Warrant No. 3 to purchase 250,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 12,500 and increases the exercise price to $2.00);  and

(b) the Company loaned Cogility $25,000 in cash, and received from Cogility its Secured Promissory Note No. 2 payable to the Company in the principal amount of $25,000, covering the $25,000 loaned in cash;

(3)  On February 15, 2011:

(a) the Roberti Jacobs Family Trust invested $50,000 in the private placement: $50,000 in the form of cash; this $50,000 investment was evidenced by a Company 3% Secured Promissory Note dated February 11, 2011, plus the Company Warrant No. 4 to purchase 500,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 25,000 and increases the exercise price to $2.00);  and

(b) the Company loaned Cogility $50,000 in cash, and received from Cogility its Secured Promissory Note No. 3 payable to the Company in the principal amount of $50,000, covering the $50,000 loaned in cash;

(4)  On February 28, 2011:

(a) the Roberti Jacobs Family Trust invested $75,000 in the private placement: $75,000 in the form of cash; this $75,000 investment was evidenced by a Company 3% Secured Promissory Note dated February 28, 2011, plus the Company Warrant No. 5 to purchase 750,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 37,500 and increases the exercise price to $2.00); and

(b) the Company loaned Cogility $75,000 in cash, and received from Cogility its Secured Promissory Note No. 4 payable to the Company in the principal amount of $75,000, covering the $75,000 loaned in cash;

(5)  On March 1, 2011:

(a) Nicholas M. Keller III invested $50,000 in the private placement: $50,000 in the form of cash; this $50,000 investment was evidenced by a Company 3% Secured Promissory Note dated March 1, 2011, plus the Company Warrant No. 6 to purchase 500,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 25,000 and increases the exercise price to $2.00);  and

(b) the Company loaned Cogility $50,000 in cash, and received from Cogility its Secured Promissory Note No. 5 payable to the Company in the principal amount of $50,000, covering the $50,000 loaned in cash;

(6)  On March 11, 2011:

(a) Joseph S. Keller invested $250,000 in the private placement: $250,000 in the form of cash; this $250,000 investment was evidenced by a Company 3% Secured Promissory Note dated March 11, 2011, plus the Company Warrant No. 7 to purchase 2,500,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 125,000 and increases the exercise price to $2.00);

(b) Michael Ottele invested $20,000 in the private placement: $20,000 in the form of an assignment of the $20,000 loan which he made to Cortez Systems on December 1, 2010; this $20,000 investment was evidenced by a Company 3% Secured Promissory Note dated March 11, 2011, plus the Company Warrant No. 8 to purchase 200,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 10,000 and increases the exercise price to $2.00);  and

(c) the Company loaned Cogility $200,000 in cash, and received from Cogility its Secured Promissory Note No. 7 payable to the Company in the principal amount of $220,000, covering the $200,000 loaned in cash plus the $20,000 loan to Cortez Systems that had been assigned to the Company by Michael Ottele (to balance the transaction, Cogility received $20,000 in notes from Cortez Systems); and

(7)  On March 15, 2011:

(a) John and Susan Heider invested $150,000 in the private placement: $150,000 in the form of cash; this $150,000 investment was evidenced by a Company 3% Secured Promissory Note dated March 15, 2011, plus the Company Warrant No. 9 to purchase 1,500,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 75,000 and increases the exercise price to $2.00);

(b) Glendenning Capital, Inc. invested $50,000 in the private placement: $50,000 in the form of cash; this $50,000 investment was evidenced by a Company 3% Secured Promissory Note dated March 15, 2011, plus the Company Warrant No. 10 to purchase 500,000 shares of the Company common stock at $0.10 per share (subject to the 1-for-20 reverse split which decreases the number of shares to 25,000 and increases the exercise price to $2.00); and

(c) the Company loaned Cogility $150,000 in cash, and received from Cogility its Secured Promissory Note No. 7 payable to the Company in the principal amount of $150,000, covering the $150,000 loaned in cash.

Other Transactions

On January 30, 2012 a Daniel Terry, our COO, loaned the Company $75,000 for working capital needs. The loan is non-interest bearing, without collateral and due upon demand.

On February 14, 2012 James S. Jacobs, MD, a member of our board of directors, loaned the Company $200,000 for working capital needs. The loan bears interest at 6% per year payable quarterly. The loan is payable on demand by lender, with a mandatory payment in full upon the closing of the first capital raise (e.g., bank loans or sales of common stock or preferred stock) by Company. In addition, the loan terms grant the lender 100,000 warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $2.00 per share at any time through the fifth anniversary of the loan.

On March 15, 2012, Vincent J. Mesolella, a member of our board of directors, loaned the Company $25,000 for working capital needs. The loan bears interest at 6% per year payable quarterly. The loan is payable on demand by lender, with a mandatory payment in full upon the closing of the first capital raise (e.g., bank loans or sales of common stock or preferred stock) by Company. In addition, the loan terms grant the lender 12,500 warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $2.00 per share at any time through the fifth anniversary of the loan.

On March 28, 2012, The Roberti Jacobs Family Trust,  an entity affiliated with our chief executive officer, loaned the Company $100,000 for working capital needs. The loan bears interest at 6% per year payable quarterly. The loan is payable on demand by lender, with a mandatory payment in full upon the closing of the first capital raise (e.g., bank loans or sales of common stock or preferred stock) by Company. In addition, the loan terms grant the lender 50,000 warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $2.00 per share at any time through the fifth anniversary of the loan.

On September 13, 2011, the Company issued a demand promissory note to Miss Mimi Corporation, an affiliate of our chief executive officer, in the amount of $4,000. This note bears interest at 10% per annum and is unsecured.

The Roberti Jacobs Family Trust loaned $200,000 to Cogility on December 13, 2010, evidenced by a Cogility note payable to the Roberti Jacobs Family Trust dated December 13, 2010.

Michael Ottele loaned $20,000 to Cortez Systems on December 1, 2010. No note was ever prepared.

In the November 4, 2010, Agreement which contains the letter of intent for the Company to acquire Cogility, the following options were granted to related parties: (1) The Company issued 12,100,000 options at $0.10 per share of the Company's common stock to Gerard M. Jacobs, our Chief Executive Officer and a director, with vesting contingent upon the closing of the Company's acquisition of Cogility (subject to the 1-for-20 reverse split which decreases the number of shares to 605,000 and increases the exercise price to $2.00 per share); (2) The Company issued 100,000 options at $0.10 per share of the Company's common stock to each of five of our directors (subject to the 1-for-20 reverse split which decreases the number of shares to 5,000 and increases the exercise price to $2.00 per share): Joshua A. Bloom, Roger S. Greene, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy, with vesting contingent upon the closing of the Company's acquisition of Cogility; (3) Cogility issued 2,500,000 options at $0.377 per share of Cogility's common stock, and 530,000 options at $0.001 per share of Cogility's common stock, to Gerard M. Jacobs, with vesting contingent upon the closing of a $500,000 private placement by the  Company and/or Cogility, which closing occurred in March, 2011; and (4) Cogility issued 132,500 options at $0.001 per share of Cogility's common stock to each of Roger S. Greene and Vincent J. Mesolella, with vesting contingent upon the closing of a $500,000 private placement by the Company and/or Cogility, which closing occurred in March, 2011.

The November 4, 2010, Agreement which contains the letter of intent for the Company to acquire Cogility also provides that, contingent upon the closing of the Company's acquisition of Cogility, the Company will issue an aggregate of 1,500,000 options at $5.00 per post-reverse split share of the Company's common stock to directors, officers, employees and consultants of Cogility, which may include one or more of the Company's directors or officers.

On October 12, 2010, the Company issued a demand promissory note to The Roberti Jacobs Family Trust in the amount of $20,000. This note bears interest at 10% per annum and is unsecured. The unpaid principal amount of this note is now $15,000.

During April 2010, the Company issued a demand promissory note to Miss Mimi Corporation, an affiliate of our chief executive officer, in the amount of $4,000. This note bears interest at 10% per annum and is unsecured. This note has been repaid in full.

During January 2009 and November 2009, we issued demand promissory notes to CEO and Director Gerard M. Jacobs’ spouse in the amount of $10,000 each. The notes bear interest at 10% per annum and are unsecured. These notes have been repaid in full.

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

The following table presents fees for all professional services provided by Hansen, Barnett & Maxwell, P.C.  for the audit of our consolidated financial statements for the years ended December 31, 2010 and December 31, 2011, and fees billed for other services rendered by Hansen, Barnett & Maxwell, P.C. during those periods.

Audit Fees. Fees for audit services totaled $126,914 in 2011 and $88,882 in 2010, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $2,500 in 2011 and $875 in 2010.

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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008

Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010

Form 10-Q	June 30, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

Schedule DEF 14-C Information Statement	August 9, 2011
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center – Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)

Form 8-K	September 29, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program Budget & Asset Management Tool Proof of Concept Pilot, dated July 15, 2011
10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.: 0060, dated August 24, 2011
10.21	$4,000 Promissory Note – September 13, 2011
14.1	[Proposed] Code of Business Conduct and Ethics

This Form 10-K	March 30, 2012
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Cerrtification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 o the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

Reports on Form 8-K

Acquisition of Cogility

On October 4, 2011, we filed an 8-K pursuant to Item 1.01: Entry into a Material Definitive Agreement, Item 2.01: Completion of Acquisition or Disposition of Assets, Item 3.02: Unregistered Sales of Equity Securities, Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers, Item 5.06: Change in Shell Company Status relating to our acquisition of Cogility Software Corp. As consideration for the merger, the stockholders of Cogility received 2,175,564 shares of our common stock in exchange for the retirement of their 11,530,493 shares of Cogility common stock. In addition, the holders of Cogility options received options to purchase an aggregate of 1,080,126 shares of our common stock at exercise prices ranging from $0.001 to $5.00 per share. Finally, as part of the acquisition of Cogility, its directors, officers, employees and consultants may receive options to purchase an aggregate of 1,500,000 shares of Acquired Sales’ common stock at an exercise price of $5.00 per share.

Acquisition of DSTG

On February 10, 2012 we filed an 8-K pursuant to Item 1.01 Entry into a Material Definitive Agreement, Item 2.01 Completion of Acquisition or Disposition of Assets, and Item 3.02  Unregistered Sales of Equity Securities relating to our acquisition of Defense & Security Technology Group, Inc., a Virginia corporation (“DSTG”).  As consideration for the Merger, all of the issued and outstanding shares of common stock of DSTG, which totaled 100 shares held by Minh N. Le (the “DSTG Shares”) was converted into one hundred thousand (100,000) shares of the Company’s common stock, par value $0.001 per share (the “Common Shares”), 300,000 vested options at $3.18 per share exercisable until the fifth anniversary of the Effective Date, and 100,000 vested options at $8.00 per share exercisable until the last day of the 21st full calendar quarter following the Effective Date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2012.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 29, 2012.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Matthew Ghourdjian
Matthew Ghourdjian
Director

/s/ Joshua A. Bloom, M.D.
Joshua A. Bloom, M.D.
Director

/s/ Roger S. Greene
Roger S. Greene
Director

/s/ James S. Jacobs, MD
James S. Jacobs, MD
Director

/s/ Michael D. McCaffrey
Michael D. McCaffrey
Director

/s/ Richard E. Morrissy
Richard E. Morrissy
Director

/s/ Vincent J. Mesolella
Vincent J. Mesolella
Director