Form 10-Q
period 2012-03-31
ACQUIRED SALES CORP
filed 2012-05-21
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52102

Acquired Sales Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-40479286 (I.R.S. Employer Identification Number)

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
Yes ☒ No ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,702,896 shares of common stock, par value $.001 per share, outstanding as of May 21, 2012.

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

The results for the period ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2011.

ACQUIRED SALES CORP. AND SUBSIDIARIES

ACQUIRED SALES CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$43,284	$65,684
Accounts receivable	575,295	88,018
Receivables from employees	1,152	1,107
Total Current Assets	619,731	154,809
Property and Equipment, net of accumulated depreciation of
$2,238,550 and $2,237,310, respectively	55,835	51,919
Intangible Assets, net of $37,595 accumulated amortization	563,930	-
Deposits	10,435	12,535
Total Assets	$1,249,931	$219,263
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$331,691	$401,229
Accrued liabilities	121,190	117,536
Billings in excess of costs on uncompleted contracts	246,279	640,022
Unearned revenue	40,821	59,208
Accrued compensation	582,314	436,394
Notes payable, current portion	130,070	130,070
Notes payable - related parties, current portion	1,086,552	540,829
Total Current Liabilities	2,538,917	2,325,288
Long-Term Liabilities
Notes payable, net of $54,224 and $60,555, respectively unamortized
discount and current portion	465,776	459,445
Notes payable - related parties, net of $41,710 and $43,669 unamortized
discount and current portion	333,289	331,330
Total Long-Term Liabilities	799,065	790,775
Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,702,896 and 2,602,896 shares outstanding, respectively	2,703	2,603
Additional paid-in capital	7,570,214	6,236,634
Accumulated deficit	(9,660,968)	(9,136,037)
Total Shareholders' Deficit	(2,088,051)	(2,896,800)
Total Liabilities and Shareholders' Deficit	$1,249,931	$219,263

ACQUIRED SALES CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
( UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011
Revenue
Consulting Services	$940,697	$-
Maintenance and support services	18,387	18,388
Total Revenue	959,084	18,388
Cost of Revenue
Hardware and software costs	30,795	-
Cost of services	285,585	88
Total Cost of Revenue	316,380	88
Gross Profit	642,704	18,300
Selling, General and Administrative Expenses	1,008,160	1,197,056
Loss From Operations	(365,456)	(1,178,756)
Interest Expense	158,675	10,376
Loss Before Provision for Income Taxes	(524,131)	(1,189,132)
Provision for Income Taxes	800	800
Net Loss	$(524,931)	(1,189,932)
Basic and Diluted Loss Per Share	$(0.20)	$(0.55)
Basic and Diluted Weighted-Average Shares Outstanding	2,669,563	2,175,564

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2012
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	2,175,564	$2,175	$3,409,474	$(4,835,689)	$(1,424,040)
Services contributed by shareholder,
no additional shares issued	-	-	62,500	-	62,500
Share-based compensation	-	-	504,398	-	504,398
Net loss	-	-	-	(1,189,932)	(1,189,932)
Balance, March 31, 2011	2,175,564	$2,175	$3,976,372	$(6,025,621)	$(2,047,074)

Balance, December 31, 2011	2,602,896	$2,603	$6,236,634	$(9,136,037)	$(2,896,800)
Services contributed by shareholder,
no additional shares issued	-	-	62,500	-	62,500
Issuance of warrants to purchase
common stock	-	-	141,973	-	141,973
Share-based compensation	-	-	449,905	-	449,905
Acquisition of the Defense & Security
Technology Group, Inc's net assets	100,000	100	679,202	-	679,302
Net loss	-	-	-	(524,931)	(524,931)
Balance, March 31, 2012	2,702,896	$2,703	$7,570,214	$(9,660,968)	$(2,088,051)

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
	For the Three Months
	Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(524,931)	$(1,189,932)
Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by shareholder, no additional shares issued	62,500	62,500
Share-based compensation	449,905	504,398
Amortization of discount on notes payable	149,986	-
Amortization of intangible assets	37,595	-
Acquisition related compensation expense	32,649	-
Expenses paid by increase in notes payable	-	4,571
Expenses paid by increase in notes payable to related party	-	3,617
Depreciation	1,242	9,887
Changes in operating assets and liabilities:
Accounts receivable	(325,377)	(129,737)
Other	6,955	1,272
Accounts payable	(87,931)	(220,228)
Accrued liabilities	3,654	5,693
Unearned revenue	(18,387)	(18,388)
Billings in excess of costs on uncompleted contracts	(437,200)	86,225
Accrued compensation	145,920	52,897
Net Cash Used in Operating Activities	(503,420)	(827,225)
Cash Flows from Investing Activities
Advances on related party note receivable	-	(11,169)
Cash acquired with purchase of Defense & Security Technology, Inc.	23,611	-
Purchase of property and equipment	(2,591)	(6,612)
Net Cash Provided by (Used in) Investing Activities	21,020	(17,781)
Cash Flow from Financing Activities
Proceeds from borrowing under notes payable	-	600,000
Proceeds from borrowing under notes payable to related parties and issuance of warrants	460,000	-
Net Cash Provided by Financing Activities	460,000	600,000
Net Decrease in Cash	(22,400)	(245,006)
Cash and Cash Equivalents at Beginning of Period	65,684	279,532
Cash and Cash Equivalents at End of Period	$43,284	$34,526

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)
	For the Three Months
	Ended March 31,
	2012	2011
Supplemental Cash Flow Information
Cash paid for taxes	$800	$800
Cash paid for interest	$7,049	$4,797

Supplemental Disclosure of Noncash Investing and Financing Activities
Note receivable from Cortez acquired by issuance of note payable to
Public Shell	$-	$20,000
Acquisition of Defense & Securities Technology Group, Inc.:
Fair value of assetes acquired	794,503	-
Liabilities assumed	(147,850)	-
Compensation recognized	32,649	-
Fair value of common stock issued and stock options granted	679,302	-

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2012. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts and operations of Cogility Software Corporation for all periods presented, the accounts and operations of Acquired Sales Corp. from September 29, 2011 and accounts and operations of Defense & Securities Technology Group, Inc. from February 14, 2012. The entities for these respective periods are referred to herein as “the Company.” Intercompany accounts and transactions have been eliminated on consolidation.

Basic and Diluted Loss Per Common Share – Basic loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,343,679 and 1,117,925 employee stock options and 622,500 and no warrants outstanding during the three months ended March 31, 2012 and 2011, respectively, that were excluded from the computation of the diluted loss per share for the three months ended March 31, 2012 and 2011 because their effects would have been anti-dilutive.

Fair Values of Financial Instruments – The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable, accounts payable, accrued liabilities, and billings in excess of costs approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

For assets and liabilities measured at fair value, accounting principles generally accepted in the United States defined fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels on inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Observable inputs other than quoted prices included in Level I. Assets and liabilities included in this level are valued using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data. The fair value of the interest rate swap was derived using estimates to settle the interest rate swap agreement, which is based on the net present value of expected future cash flows on each portion of the swap utilizing market-based inputs and discount rates reflecting the risks involved.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses which has resulted in an accumulated deficit of $9,660,968 as of March 31, 2012. During the three months ended March 31, 2012, the Company recognized $959,084 of revenue, suffered a loss of $524,131 and used $503,420 of cash in its operating activities. At March 31, 2012, the Company had negative working capital of $1,919,186 and a stockholders’ deficit of $2,088,051. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACQUISITIONS

Acquired Sales Corp. – On September 29, 2011, Cogility Software Corporation (“Cogility”) completed a reverse acquisition of Acquired Sales Corp. (“Public Shell”) whereby Cogility was merged with and into a newly-formed subsidiary of Public Shell. Cogility was considered the accounting acquirer and the merger was recognized as a recapitalization of Cogility.

As of September 29, 2011, Public Shell had been a non-operating public shell corporation with no significant operations or assets except for notes receivable from Cogility that were eliminated in consolidation. Public Shell was not a business for purposes of determining whether a business combination occurred. The acquisition of Public Shell was recognized as the issuance of 291,624 shares of common stock, the issuance of 460,000 warrants exercisable at $2.00 per share through March 31, 2016, and the issuance of 630,000 stock options exercisable at $2.00 per share through September 29, 2021, in exchange for the assumption of $7,029 of accounts payable.

Defense & Securities Technology Group, Inc. – Acquired Sales Corp. purchased 100% of the equity interests of Defense & Securities Technology Group, Inc. (“DSTG”) on February 13, 2012. The results of DSTG’s operations have been included in the consolidated financial statements since that date. DSTG collaborates with clients to help its leaders make distinctive decisions leading to substantial improvements in enterprise performance. Founded in 2007, DSTG is currently supporting a number of programs across the military, intelligence, law enforcement, and commercial communities. DSTG strategic consulting services are tightly integrated with Cogility rapid object-oriented modeling software to provide seamless enterprise solutions for our clients.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DSTG was acquired in exchange for 100,000 shares of common stock, stock options to purchase 300,000 common shares at $3.18 per share through February 13, 2017, and stock options to purchase 100,000 common shares at $8.00 per share through May 13, 2017. The fair value of the consideration issued to acquire DSTG was $679,302. The common shares issued were valued at $3.18 per share based on management’s estimate of their fair value, or $318,000 in total. The fair value of the stock options granted was $361,302 determined by the Black-Scholes option pricing model with the following weighted-average assumptions: expected future volatility of 56%; risk-free interest rate of 0.29%; dividend yield of 0% and an expected term of 2.5 years. The expected volatility was based on a peer company’s volatility and the volatility of indexes of the stock prices of companies in the same industry. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the options. The expected term of the options was determined based on one-half of the contractual term.

The purchase of DSTG was a business combination recognized by the acquisition method of accounting. Goodwill was not recognized on the transaction; however, Acquired Sales Corp. recognized $32,649 of compensation to the owner of DSTG separately from the recognition of the assets acquired and the liabilities assumed in the business combination. The compensation expense and $40,461 of acquisition-related costs were included in selling, general and administrative expense during the three months ended March 31, 2012. The fair value of the assets acquired and the liabilities assumed were measured based on significant inputs that are not observable in the market and are considered Level 3 fair value inputs. The fair value of the assets acquired, liabilities assumed and compensation recognized was as follows:

Cash	$23,611
Accounts receivable, net	161,900
Deposits	4,900
Property and equipment	2,567
Intangible assets	601,525
Total assets acquired	794,503
Accounts payable	(18,393)
Distributions payable to selling shareholder	(86,000)
Estimated future costs in excess of future billings on
uncompleted contracts	(43,457)
Total liabilities assumed	(147,850)
Fair value of net assets acquired	646,653
Compensaton expense recognized	32,649
Fair Value of Consideration Issued	$679,302

All of the $601,525 of acquired intangible assets relate to non-contractual customer relationships with U.S. government procurement departments. The customer relationships had an estimated useful life of approximately 2 years. The Company recognized amortization expense for the customer relationships of $37,595 for the three month period ending March 31, 2012.

The amounts of DSTG’s revenue and loss included in Acquired Sales Corp.'s condensed consolidated statement of operations for the three months ended March 31, 2012 and the revenue and loss of the combined entity had the acquisition dates of Public Shell and DSTG been January 1, 2012 or January 1, 2011, are as follows:

 ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Revenue	Income (Loss)
Actual for the three months ended March 31, 2012	$8,500	$(99,060)
Supplemental pro forma for the three months ended
March 31, 2012	$1,350,506	$(389,158)
Supplemental pro forma for the three months ended
March 31, 2011	$121,518	$(1,510,087)

NOTE 4 – EARNINGS AND COSTS ON UNCOMPLETED CONTRACTS

At March 31, 2012 the Company was in the process of providing contracted software license, hardware and consulting services to three customers. Revenue and costs on the uncompleted contracts deferred at March 31, 2012 will be recognized upon completion of the contracts.  At December 31, 2011 the Company was in the process of providing contracted software license, hardware and consulting services to two customers. These two open contracts were completed during the three months ended March 31, 2012. Contract billings in excess of contract costs on uncompleted contracts at March 31, 2012 and December 31, 2011 were as follows:
	March 31,	December 31,
	2012	2011
Billings to date	$530,006	$813,601
Less: Costs on uncompleted contracts	(283,726)	(173,579)
Billings in Excess of Costs on Uncompleted Contracts	$246,280	$640,022

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2012 the Company had recorded accrued compensation that includes $253,454 in deferred payroll and payroll taxes payable, $52,421 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $203,967.

On June 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, the Company had signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions, with payment deferred until 30 days after the closing of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. Under the severance agreement the former executive officer is to receive a one-time bonus of $35,000 and deferred compensation of $18,432 payable upon the completion of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000.

On June 24, 2011 an employee resigned and entered into a severance agreement with the Company.  Under the severance agreement, payment of $8,224 of vacation pay was deferred and to be paid the earlier of the completion of a $2,000,000 private placement offering or September 23, 2011. The amount has not yet been paid.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – NOTES PAYABLE

Notes Payable to Related Parties – At March 31, 2012, the Company had notes payable to a significant shareholder, affiliated with an officer of the Company for $525,000. The notes are unsecured, non-interest bearing and due upon demand. The Company has entered into an agreement with the significant shareholder that, at such time as the Company is financially able to do so and at the reasonable discretion of the chief executive officer of the Company, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 85,548 shares common stock at a price of $3.18 per share.

At March 31, 2012, the Company had $375,000 of notes payable to related parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At March 31, 2012, the carrying amount of the notes payable was $333,289, net of $41,711 of unamortized discount.

On February 14, 2012, the Company borrowed $200,000 from a director of the Company. Attached with the note payable were 100,000 warrants to purchase common stock at a price of $2.00 per share.  On March 13, 2012, the Company borrowed another $25,000 from a director of the Company. Attached with this note payable were 12,500 warrants to purchase common stock at a price of $2.00 per share. On March 29, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. All of the related notes payable are secured by all of the assets of the Company, bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates.

In association with the aggregate notes payable of $325,000, the fair value of the 162,500 warrants issued was estimated to be $252,102 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 52.62%; risk-free interest rate of 0.33%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $183,027 being allocated to the notes payable and $141,973 allocated to the warrants. Because the notes are due on demand, the $141,973 discount to the notes payable was immediately recognized as interest expense.

In connection with the acquisition of DSTG on February 13, 2012, the Company assumed an $86,000 distribution payable to the former DSTG shareholder. The liability is without interest, due upon demand and unsecured. On January 30, 2012 an officer advanced the Company $75,000 for short term working capital needs.  The loan is without interest, unsecured and due upon demand. On March 31, 2012 a significant shareholder advanced the Company $60,000 for short-term working capital needs.  The loan was without interest, unsecured and due upon demand.  The note payable was paid in full on April 13, 2012.

The details of the terms of the notes payable to related parties and their carrying amounts were as follows at March 31, 2012 and December 31, 2011:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2012	2011
Non-interest bearing notes payable to an entity related to an officer of the
Company; unsecured; due on demand	$525,000	$525,000
3% $375,000 Notes payable to related parties; due December 31, 2014;
interest payable quarterly; secured by all of the assets of the Company; net
of $41,711 unamortized discount based on imputed interest rate of 7.60%	333,289	331,330
6% $375,000 Notes payable to related parties; due upon demand;
interest payable quarterly; secured by all of the assets of the Company	325,000	-
10% Notes payable to an entity related to an officer of the Company; unsecured;
due on demand; net of $1,477 unamortized premium based imputed interest
rate of 7.60%	15,552	15,829
Distribution payable to the former DSTG shareholder	86,000	-
Non-interest bearing notes payable to an officer; due on demand	75,000	-
Non-interest bearing notes payable to principal shareholder; due on demand	60,000	-
Total Notes Payable - Related Parties	1,419,841	872,159
Less: Current portion	(1,086,552)	(540,829)
Long-Term Notes Payable - Related Parties	$333,289	$331,330

Notes Payable –At March 31, 2012, notes payable to a lending company totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans as such imputed interest would not have been material to the accompanying financial statements.

At March 31, 2012, The Company had $520,000 of notes payable to third parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At March 31, 2012, the carrying amount of the notes was $465,776, net of $54,224 of unamortized discount.

The details of the terms of the notes payable and their carrying amounts were as follows at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Non-interest bearing notes payable to a lending company; unsecured;
due on demand	$130,070	$130,070
3% $520,000 Notes payable; due December 31, 2014; interest payable quarterly; secured by all of the assets of the Company; net of $54,224
unamortized discount based on imputed interest rate of 7.60%	465,776	459,445
Total Notes Payable	595,846	589,515
Less: Current portion	(130,070)	(130,070)
Long-Term Notes Payable	$465,776	$459,445

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SHAREHOLDERS’ DEFICIT

During the three months ended March 31, 2012 and March 31, 2011, the chief executive officer and shareholder of the Company provided services to the Company, which services were determined by the board of directors to have had a fair value of $62,500 for each period. The Company has recognized a capital contribution of $62,500 during each of the three months ended March 31, 2012 and March 31, 2011 for the services provided by the executive officer.

On March 31, 2012, the Company granted stock options to directors for the purchase of 290,000 shares of common stock at $2.00 per share. The options vested on the date granted. The grant-date fair value of these options was $449,905, or a weighted-average fair value of $1.55 per share, determined by the Black-Scholes option pricing model using the following weighted-average assumptions: expected future volatility of 53%; risk-free interest rate of 0.33%; dividend yield of 0% and an expected term of 2.5 years. The expected volatility was based on a peer company’s volatility and the volatility of indexes of the stock prices of companies in the same industry. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the options. The expected term of the options was determined based on one half of the contractual term.

Following is a summary of stock option activity as of March 31, 2012 and changes during the three months then ended:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2011	1,785,126	$1.82
Granted	690,000	3.38
Outstanding, March 31, 2012	2,475,126	$2.24	8.28	$2,327,813
Exercisable, March 31, 2012	2,475,126	$2.24	8.28	$2,327,813

Share-based compensation expense charged against operations during the three months ended March 31, 2012 and 2011 was $449,905 and $504,398, respectively, and was included in selling, general and administrative expenses. There was no income tax benefit recognized. As of March 31, 2012, all compensation expense related to stock options had been recognized.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases one facility in Providence, Rhode Island under an operating lease.  The lease runs through January 15, 2013.  Monthly rental payments are $500 per month.  Future minimum lease payments under the terms of the lease agreement are $6,000.

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the three months ended March 31, 2012 or March 31, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this 10Q, references to the “Company,” “Acquires Sales,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

On November 4, 2010, Acquired Sales Corp. (“AQSP”) entered into an agreement with Cogility Software Corporation (“Cogility”) that was closed on September 29, 2011, whereby Cogility was merged with and into a newly-formed subsidiary of Acquired Sales. To effect the merger, Cogility shareholders owning 100% of the 11,530,493 Cogility common shares outstanding received 2,175,564 Acquired Sales common shares, or one Acquired Sales common share for each 5.3 Cogility common shares outstanding. Acquired Sales reverse split its common shares outstanding on a 1-for-20 basis, which results in the 5,832,482 Acquired Sales pre-split common shares outstanding before the merger becoming 291,624 common shares. In addition, Cogility had stock options outstanding that would have permitted the holders thereof to purchase 5,724,666 Cogility common shares at prices ranging from $0.001 to $1.40 per share. In the merger transaction, the Cogility option holders exchange these stock options for 1,080,126 Acquired Sales stock options exercisable at prices ranging from $0.001 to $5.00 per share.

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

On February 13, 2012 (the "Acquisition Date"), pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of January 12, 2012 (“the "Merger Agreement") among Defense & Securities Technology Group, Inc. ("DSTG”), a Virginia Corporation and Acquired Sales Corp. (“AQSP), a Nevada Corporation and a newly-formed, wholly-owned subsidiary of AQSP, Acquired Sales Corp. Merger Sub, Inc., a Virginia  Corporation (“Merger Sub”), AQSP completed its acquisition of DSTG, which held no material assets other than its pipeline of future work and the expertise of its sole shareholder, through the merger of Merger Sub with and into DSTG, with DSTG as the surviving Corporation ( the “Merger”). Upon completion of the Merger, the separate corporate existence of Merger Sub ceased and DSTG became a wholly-owned subsidiary of AQSP.

As part of the Merger Agreement the 100 shares of DSTG stock were converted into 100,000 shares of AQSP shares at a price of $3.18 per share.  AQSP issued options to purchase 300,000 shares of newly issued AQSP stock vesting immediately and exercisable at any time on or before the fifth anniversary of the Closing Date at an exercise price of $3.18 per share. AQSP also issued additional options to purchase 100,000 shares of newly issued AQSP stock vesting immediately and exercisable at any time on or before the 21st full calendar quarter following the Closing Date at an exercise price of $8.00 per share. The total consideration paid by AQSP in connection with the Merger, totaled $679,302.

At March 31, 2012 our current liabilities exceeded our current assets by $1,919,186 and Acquired Sales Corp. had a capital deficiency of $2,088,051 accordingly, Acquired Sales Corp. was insolvent at March 31, 2012. The company completed two contracts during the three months ended March 31, 2012 for total revenue net of costs of $626,044.  The Company has three contracts in process for estimated billings of $730,000.  The Company has billed approximately $529,000 on these contracts through March 31, 2012 and expects the remainder to be realized through the second quarter of 2012.

The Company continues to be insolvent. The current contracts closed and in process were not substantial enough to alleviate the Company’s lack of cash flow. Acquired Sales Corp. currently has operating liabilities that it cannot pay and without an additional infusion of cash it is unlikely that the Company will be able to continue as a going concern.

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

During the three months ended March 31, 2012, the Company received $460,000 in loans from related parties for working capital needs. Without additional capital or the generation of profits through sales, there can be no assurance whatsoever that Acquired Sales Corp. will be able to overcome its current financial problems, and bankruptcy is a distinct possibility.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included for Acquired Sales Corp. Software Corporation.

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

Overview

Acquired Sales Corp. is incorporated under the laws of the State of Nevada. Acquired Sales Corp. through its wholly owned Subsidiary, Cogility Software Corporation (“Cogility”), has developed software technology that is solving mission-critical problems facing the US defense and intelligence communities and many corporations today. Our software technology allows our customers to quickly access and analyzes the avalanche of data being generated by disparate sources and stored in many different databases. Cogility provides Model Driven Complex Event Processing software technology for the U.S. defense and intelligence communities and private sector corporations with complex information management requirements.  Cogility addresses the pressing organizational need for speed, agility and competitive differentiation. Cogility’s websites can be reviewed at www.Cogility.com.

Cogility’s Software Technology is so uniquely capable, that during the past two years -- without any advertising or promotional campaigns -- Cogility has gained significant traction within the U.S. defense and intelligence communities, as evidenced by its most recent contract with the Joint IED Defeat Organization (JIEDDO), which leads U.S. Department of Defense actions to rapidly provide Counter Improvised Explosive Device capabilities to U.S. troops.

However, the Company has continued to realize operating losses and negative working capital because of its inability to generate a consistent and significant revenue stream. The company completed two contracts during the three months ended March 31, 2012 for total revenue net of costs of $626,044.  The Company has three contracts in process for estimated billings of $730,000.  The Company has billed approximately $529,000 on these contracts through March 31, 2012 and expects the remainder to be realized through the second quarter of 2012.    The current contracts closed and in process were not substantial enough to alleviate the Company’s lack of cash flow.

Because of the complex and sophisticated nature of Cogility’s applications, the Company has found that there is a significant lead time in the sales cycle because the Cogility’s product requires substantial education of, and conceptual buy-in from a potential customer’s executive operations and information technology professionals.  This long sales cycle adversely affects the Company, in regards to closing sales to the government and commercial markets.

Potential customers frequently require us to build demonstration systems to assist the potential customers' executive, operations and information technology professionals in understanding how Cogility's software might change their business processes and how the software might integrate with their existing systems. These factors add significant costs and time to complete a potential sale

The Company is new to the government sector and we do not yet have the experience or qualifications to act as a prime contractor in the federal contracting arena, and as a result, we must expend considerable time and effort trying to find organizations or companies that will act as the prime contractor or partner on Cogility’s projects. The prime contractor collects and distributes funding and communicates with the end user.   This adds risk and uncertainty, as we lose control over the projects and do not typically have direct communication with the customer.  This inability to act as the prime contractor also can delay the closing of potential contracts and further lengthen the sales cycle.

All of the above factors have materially affected the Company’s business.  Our lack of any substantial revenue has caused the Company to continue to be insolvent. We currently have operating liabilities that we cannot pay and without an additional infusion of cash it is unlikely that the Company will be able to continue as a going concern. There can be no assurance whatsoever that the Company will be able to overcome its current financial problems and bankruptcy is a distinct possibility unless additional capital is raised promptly.

In addition to our focus on the government sector, we continue to market our product to the commercial sector.  We believe that some of our commercial projects will result in the creation of software work product that can be re-sold multiple times within the same industries. We are currently exploring commercial projects in the insurance, banking, and legal industries that we believe may have such re-sale potential.

On February 13, 2012 Acquired Sales Corp. closed an Agreement and Plan of Merger with Defense & Security Technology Group, Inc. (DSTG), a Virginia corporation. Management believes the acquisition of DSTG will expand the opportunities for Cogility software solutions to assist clients in making accurate and cost-effective decisions on programs that often involve Big Data management or Complex Event Processing analytics. DSTG strategic consulting services are tightly integrated with Cogility rapid modeling software and will provide seamless enterprise solutions available to our clients.

However, there can be no assurance whatsoever that we will be able to overcome our current financial problems and bankruptcy is still a distinct possibility unless additional capital is raised promptly.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of March 31, 2012 and December 31, 2011, as well as cash flows for the three months ended March 31, 2012 and 2011.

	March 31,	December 31,
	2012	2011
Cash and cash equivalents	$43,284	$65,684
Working capital	(1,919,186)	(2,170,479)
Long-term debt	799,065	790,775

	For the Three Months
	Ended March 31,
	2012	2011
Cash used in operating activities	$(503,420)	$(827,225)
Cash provided by (used in) investing activities	21,020	(17,781)
Cash provided by financing activities	460,000	600,000

At March 31, 2012 the Company had cash of $43,284 and $575,295 of accounts receivable.  Total current assets at March 31, 2012 were $619,731 an amount far below what is necessary to fund operations and fulfill corporate obligations.  Current liabilities at March 31, 2012 included $331,691 of accounts payable; $121,190 of accrued liabilities; $246,279 of billings in excess of costs on uncompleted contracts; $130,070 of notes payable; $1,086,552 of notes payable to related parties and $582,314 of accrued employee compensation.  Billings in excess of costs on uncompleted contracts represent deferred revenues net of costs on contracts that are currently in process and accounted for under the completed contract method of accounting.  Notes payable and notes payable to related party represents debt incurred by the Company to fund operating activities.   Amounts owed to employees represents deferred payroll and payroll taxes, commissions and reimbursable expenses.

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

The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable.  At March 31, 2012, the carrying amount of the notes payable to related parties was $333,289, net of $41,710 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $465,776, net of $54,224 of unamortized discount.

In addition, during the three months ended March 31, 2012 the Company issued notes payable in the amounts of 460,000 to related parties to help fund operations.

Despite these borrowings, the Company still has not solved its lack of liquidity and capital resources.  Although the Company has closed two contracts during the three months ended March 31, 2012, these contracts have yet to generate significant cash flow and the Company has had to rely on financing arrangements to fund operations for the first quarter of 2012. There can be no assurance whatsoever that Acquired Sales Corp. will be able to permanently overcome its financial problems. Unless and until Acquired Sales Corp. is able to permanently overcome its financial problems, Acquired Sales Corp. will remain at risk of going bankrupt.

Comparison of March 31, 2012 and March 31, 2011

The Company incurred a net loss of $524,931 for the three months ended March 31, 2012 mainly due to the lack of revenues generated for the period as well as the recognition of stock option and stock warrant expense.  Under the completed contract method of accounting revenues for contract in progress are deferred net of costs, until such time the contract is completed. The nature of the Company’s operations makes it difficult to scale back costs in periods of reduced revenue. The Company’s labor force is our largest cost, the employees are specifically trained and extremely difficult to replace.   At March 31, 2012, the Company had current liabilities in excess of current assets of $1,919,186, an accumulated deficit of $9,660,968 and a shareholders’ deficit of $2,088,051.

The Company utilized cash from operations of $503,420 during the three months ended March 31, 2012 compared to utilizing cash from operations of $827,225 during the three months ended March 31, 2011. This was primarily due to the loss from operations due to the lack of revenue for the three months ended March 31, 2012 as well as increase in accounts receivable of $325,377 a reduction of accounts payable of $87,931 and a reduction in billings in excess of costs on uncompleted contracts of $437,200.

The Company had net cash provided by investing activities of $21,020, mainly due to the acquisition of cash as part of the DSTG purchase. This is compared to $17,781 of cash used in investing activities for the three months ended March 31, 2011.

The Company borrowed $460,000 from related parties during the three months ended March 31, 2012 for net cash provided by financing activities of $460,000. This as compared to $600,000  of cash provided by financing activities during the three months ended March 31, 2011.

During the three months ended March 31, 2012, cash decreased by $22,400 leaving the Company with $43,284 in cash at March 31, 2012. This is compared to an $245,006 decrease in cash during the three months ended March 31, 2011.

The Company incurred a net loss for the three months ended March 31, 2012 of $524,931 as compared to a net loss of $1,189,932 for that same period ended March 31, 2011. The Company closed two contracts in progress during the three months ended March 31, 2012, which generated revenue of $808,000.  During the three months ended March 31, 2011, the Company had several contracts in progress, but was unable to recognize the billings net of costs until such time those contracts closed.

The Company has three contracts in process at March 31, 2012, with anticipated billings of approximately $730,000, there can be no assurance whatsoever that the Company will continue to generate significant income in the future. The Company continues to pursue  new contracts from both the U.S. defense and intelligence communities and from commercial customers, however, there can be no assurance whatsoever that such effort will be successful or will result in revenues to Acquired Sales Corp. on any particular timetable or in any particular amounts. The Company has a history of losses as evidenced by the accumulated deficit at March 31, 2012 of $9,660,968.

Results of Operations

The Company through its wholly owned subsidiary enters into contractual arrangements with end-users of its products to sell software licenses, hardware, consulting services and maintenance services, either separately or in various combinations thereof. For each arrangement, revenue is recognized when persuasive evidence of an arrangement exists, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, and delivery of the product or services has occurred. See additional revenue recognition disclosure under “Critical Accounting Policies.”

Cost of revenue consists primarily of the cost of hardware and software and the cost of services provided to customers. Cost of services includes direct costs of labor, employee benefits and related travel.

Selling, general and administrative expenses primarily consist of professional fees, salaries and related costs for accounting, administration, finance, human resources, information systems and legal personnel.

Comparison of the three months ended March 31, 2012 to March 31, 2011

Revenue – Revenue was $959,084 and $18,388 for the three months ended March 31, 2012 and 2011, respectively, representing a increase of $940,696, or 5115.8%. Revenue net of costs on contracts in progress are deferred until such time the contracts are completed.  At March 31, 2012 the Company had three contracts in progress whose billings in excess of cost are being deferred. During the three months ended March 31, 2011 the Company had several contracts in progress, but was unable to recognize the billings net of costs until such time those contracts closed.

Cost of Revenue – Our cost of services was $316,380 for the three months ended March 31, 2012, compared to $88 for the three months ended March 31, 2011, representing a increase of $316,292.  The increase in our cost of services was due to the recognition of billings in excess of costs on closed contracts for the three months ended March 31, 2012. The closed contracts had a higher profit margin due to the sale of the software license which carries little to no costs.  Additional costs include labor and travel expenses relating to software implementation.

Cost of services for the three months ended March 31, 2011, represent minor expenses related to maintenance services.

The changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2012 and 2011 are summarized as follows:

	For the Three Months
	Ended March 31,
	2012	2011	Change
REVENUE
Consulting Services	$940,697	$-	$940,697
Maintenance and support services	18,387	18,388	(1)
Total Revenue	$959,084	$18,388	$940,696

COST OF REVENUE
Hardware and software costs	$30,795	$-	$30,795
Cost of Services	285,585	88	285,497
Total Cost of Revenue	316,380	88	316,292
Gross Profit	$642,704	$18,300	$624,404

Although the preceding table summarizes the net changes and percent changes with respect to our revenues and our cost of revenue for the three ended March 31, 2012 and 2011, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Selling, General and Administrative Expense – Selling, general and administrative expense, including non-cash compensation expense, was $1,008,160 for the three months ended March 31, 2012, compared to $1,197,056 for the three months ended March 31, 2011, representing a decrease of $188,896, or 15.78%. The decrease in our selling, general and administrative expense related to a decrease in stock based compensation expense.

Net Loss – We realized a net loss of $524,931 for the three months ended March 31, 2012, compared to a net loss of $1,189,932 during the three months ended March 31, 2011. The resulting decrease in the net loss of $405,999 or 34.14% was primarily related to an increase in revenue recognized on completed contracts as well as an decrease in compensation relating to issuance of stock options. We may continue to incur losses in the future as contracts close and new contracts are not entered into.

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

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation.  Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, traded in or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are three to five years. Depreciation expenses for the three months ended March 31, 2012 and 2011 was $1,241 and $9,887, respectively.

Software Development Costs   – Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company's current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended March 31, 2012 and 2011, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

Concentration of Significant Customers –At March 31, 2012, accounts receivables from three customers accounted for 100% of total accounts receivable.  Revenue from four customers was 100% of total revenue for the three months ended March 31, 2012. Revenue from two customers totaled 100% of total revenue for the three months ended March 31, 2011.

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

Basic and Diluted Loss Per Share – Basic loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,343,679 and 1,117,925 employee stock options and 622,500 and zero warrants outstanding during the three months ended March 31, 2012 and 2011, respectively, that were excluded from the computation of the diluted loss per share for the three and three months ended March 31, 2012 and 2011 because their effects would have been anti-dilutive.

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

During the year ended December 31, 2011, we borrowed $525,000 in various installments from an officer of the Company. The related notes payable are unsecured, non-interest bearing and are due upon demand.  On October 17, 2011, a significant shareholder, affiliated with a third officer of the Company sold 597,000 shares of the Company’s common stock to this officer in exchange for the $525,000 of promissory notes from the Company, for an equivalent price of $0.88 per share. This significant shareholder transaction resulted in the Company recognizing $1,373,460 of share-based compensation expense, based upon the price at which common shares were issued for cash at that same date of $3.18 per share.   The Company entered into an agreement with this same significant shareholder on October 17, 2011 such that, at such time as the Company is financially able to do so and at the reasonable discretion of the chief executive officer of the Company, but no earlier than November 18, 2011, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 85,548 shares common stock at a price of $3.18 per share.

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

The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable. At March 31, 2012, the carrying amount of the notes payable to related parties was $333,289, net of $41,710 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $465,776, net of $54,224 of unamortized discount.

The Company has borrowed cash from a lending company. At March 31, 2012, notes payable to the lender totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans as such imputed interest would not have been material to the accompanying financial statements.

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company has agreed to pay the consultant a fee based on net revenue received from a potential new software product. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts.

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

During the three months ended March 31, 2012, the Company borrowed $460,000 in various installments from parties related to the Company. Related notes payable in the amount of $135,000 are unsecured, non-interest bearing and are due upon demand.  Related notes payable in the amount of $325,000 bear interest at 6% per annum, are due upon demand and are secured by all of the assets of the Company.  The notes payable for $325,000 have attached warrants to purchase 162,000 shares of common stock with an exercise price of $2.00 per share which expire five years from their respective loan date.

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The  Company  carried  out  an  evaluation,  under  the supervision and with the participation  of  management,  including  our  Chief  Executive Officer / Chief Financial  Officer,  of  the  effectiveness  of  the design and operation of the Company's  disclosure  controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on our evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective at March 31, 2012.

These weaknesses are due to limited staff and lack of expertise with complex accounting matters which occurred during the period ended March 31, 2012. Management of the Company is attempting to obtain additional expertise. Due to our limited financial and managerial resources, we cannot assure when we will be able to implement effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There was  no  change  in  our  internal  control over financial reporting that occurred  in  the first quarter of 2012 that has materially affected, or is reasonably  likely  to  materially  affect  our  internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Subsequent to the period ended March 31, 2012, Kathy Carter, a holder of options to purchase shares in the Company, exercised options to purchase 25,000 of our common stock shares at a per-share exercise price of $0.001. The options were issued pursuant to a stock option agreement dated September 29, 2011. All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.
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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008

Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010

Form 10-Q	June 30, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

Schedule DEF 14-C Information Statement	August 9, 2011
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center – Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)

Form 8-K	September 29, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program Budget & Asset Management Tool Proof of Concept Pilot, dated July 15, 2011
10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.: 0060, dated August 24, 2011
10.21	$4,000 Promissory Note – September 13, 2011
14.1	[Proposed] Code of Business Conduct and Ethics

10-Q	May 21, 2012
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

Dated: May 21, 2012
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer