Form 10-Q
period 2012-06-30
ACQUIRED SALES CORP
filed 2012-08-13
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,877,896 shares of common stock, par value $.001 per share, outstanding as of August 8, 2012.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

The results for the period ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2011.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December, 31
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$114,050	$65,684
Accounts receivable	237,553	88,018
Receivables from employees	1,152	-
Prepaid expenses	119,022	1,107
Total Current Assets	471,777	154,809
Property and Equipment, net of accumulated depreciation of
$2,270,938 and $2,237,310, respectively	40,166	51,919
Intangible Assets	488,739	-
Deposits	10,435	12,535
Total Assets	$1,011,117	$219,263

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$415,887	$401,229
Accrued liabilities	121,741	117,536
Billings in excess of costs on uncompleted contract	116,962	640,022
Unearned revenue	22,434	59,208
Accrued compensation	692,871	436,394
Notes payable, current portion	130,070	130,070
Notes payable - related parties, current portion	1,126,273	540,829
Total Current Liabilities	2,626,238	2,325,288
Long-Term Liabilities
Notes payable, net of $49,450 and $60,555, respectively unamortized net
discount and current portion	470,550	459,445
Notes payable - related parties, net of $38,038 and $43,669 unamortized net
discount and current portion	336,962	331,330
Total Long-Term Liabilities	807,512	790,775
Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,877,896 and 2,602,896 shares outstanding, respectively	2,878	2,603
Additional paid-in capital	7,883,604	6,236,634
Accumulated deficit	(10,309,115)	(9,136,037)
Total Shareholders' Deficit	(2,422,633)	(2,896,800)
Total Liabilities and Shareholders' Equity	$1,011,117	$219,263

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenue
Consulting Services	$683,418	$-	$1,624,115	$-
Maintenance and Support Services	18,387	18,387	36,775	36,775
Total Revenue	701,805	18,387	1,660,890	36,775
Cost of Revenue
Cost of Services	482,952	-	799,332	88
Total Cost of Revenue	482,952	-	799,332	88
Gross Profit	218,853	18,387	861,558	36,687
Selling, General and Administrative Expenses	744,776	608,737	1,752,939	1,805,765
Loss From Operations	(525,923)	(590,350)	(891,381)	(1,769,078)
Loss from Extinguishment of Debt	58,174	-	58,174	-
Interest Expense	64,048	16,183	222,723	26,559
Loss Before Provision for Income Taxes	(648,145)	(606,533)	(1,172,278)	(1,795,637)
Provision for Income Taxes	-	-	800	800
Net Loss	$(648,145)	$(606,533)	$(1,173,078)	$(1,796,437)
Basic and Diluted Loss Per Share	$(0.23)	$(0.28)	$(0.43)	$(0.83)
Basic and Diluted Weighted Average Shares Outstanding	2,769,563	2,175,564	2,719,563	2,175,564

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2012
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	2,175,564	$2,175	$3,409,474	$(4,835,689)	$(1,424,040)
Services contributed by shareholder,
no additional shares issued	-	-	125,000	-	125,000
Share-based compensation	-	-	515,747	-	515,747
Net loss	-	-	-	(1,796,437)	(1,796,437)
Balance, June 30, 2011	2,175,564	$2,175	$4,050,221	$(6,632,126)	$(2,579,730)

Balance, December 31, 2011	2,602,896	$2,603	$6,236,634	$(9,136,037)	$(2,896,800)
Services contributed by shareholder,
no additional shares issued	-	-	125,000	-	125,000
Exercise of stock options	25,000	25	-	-	25
Issuance of common stock for
services	150,000	150	149,850	-	150,000
Issuance of warrants to purchase
common stock	-	-	184,839	-	184,839
Share-based compensation	-	-	449,905	-	449,905
Warrants issued in debt extinguishment	-	-	58,174	-	58,174
Issuance in acquisition of the Defense & Security
Technology Group, Inc. net assets	100,000	100	679,202	-	679,302
Net loss	-	-	-	(1,173,078)	(1,173,078)
Balance, June 30, 2012	2,877,896	$2,878	$7,883,604	$(10,309,115)	$(2,422,633)

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the Six Months
	Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(1,173,078)	$(1,796,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by shareholder, no additional shares issued	125,000	125,000
Share-based compensation	449,905	515,747
Amortization of discount on notes payable	201,020	-
Amortization of intangible assets	112,786	-
Acquisition related compensation	32,649	-
Loss on extinguishment of debt	58,174	-
Expenses paid by increase in notes payable	-	9,411
Expenses paid by increase in notes payable to related party	-	3,615
Depreciation	16,911	19,773
Changes in operating assets and liabilities:
Accounts receivable	12,343	-
Other	7,000	2,292
Prepaid expenses	30,978	-
Accounts payable	(3,730)	(147,984)
Accrued liabilities	4,223	26,288
Unearned revenue	(36,775)	(36,775)
Billings in excess of costs on uncompleted contract	(566,517)	119,678
Accrued compensation	256,477	113,585
Net Cash Used in Operating Activities	(472,634)	(1,045,807)
Cash Flows from Investing Activities
Advances to and collection of loans to employees	(45)	-
Cash acquired with purchase of Defense & Security Technology Group, Inc.	23,611	-
Increase in notes receivable from related party	-	(5,930)
Purchase of property and equipment	(2,591)	(12,399)
Net Cash Flows Provided By (Used In) Investing Activities	20,975	(18,329)
Cash Flow from Financing Activities
Proceeds from borrowing under notes payable	-	250,000
Proceeds from borrowing under notes payable to related parties	500,000	625,000
Exercise of stock options	25	-
Net Cash Provided By Financing Activities	500,025	875,000
Net Increase (Decrease) in Cash	48,366	(189,136)
Cash and Cash Equivalents at Beginning of Period	65,684	279,532
Cash and Cash Equivalents at End of Period	$114,050	$90,396

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

	For the Six Months
	Ended June 30,
	2012	2011
Supplemental Cash Flow Information
Cash paid for taxes	$800	$800
Cash paid for interest	$18,949	$4,797

Supplemental Disclosure of Noncash Investing and Financing Activities
Note receivable from Cortez acquired by issuance of note payable to
Acquired Sales Corp.	$-	$20,000
Shares issued in exchange for services	$150,000	$-
Acquisition of Defense & Security Technology Group, Inc.:
Fair Value of Assets Acquired	794,503	-
Liabilities Assumed	(147,850)	-
Compensation Recognized	32,649	-
Fair value of common stock issued and stock options granted	$679,302	$-

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2012. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and only consist of normal recurring adjustments, except as disclosed herein. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts and operations of Cogility Software Corporation for all periods presented, the accounts and operations of Acquired Sales Corp. from September 29, 2011 and accounts and operations of Defense & SecurityTechnology Group, Inc. from February 14, 2012. These entities for these respective periods are referred to herein as “the Company.” Intercompany accounts and transactions have been eliminated on consolidation.

Basic and Diluted Loss Per Common Share – Basic loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,336,981 and 1,117,925 employee stock options and 710,000 and no warrants outstanding during the six months ended June 30, 2012 and 2011, respectively, that were excluded from the computation of the diluted loss per share for the three and  six months ended June 30, 2012 and 2011 because their effects would have been anti-dilutive.

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

For assets and liabilities measured at fair value, accounting principles generally accepted in the United States defined fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a six-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The six levels on inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Observable inputs other than quoted prices included in Level I. Assets and liabilities included in this level are valued using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $10,309,115 as of June 30, 2012. During the six months ended June 30, 2012, the Company recognized $1,660,890 of revenue, suffered a loss of $1,173,078 and used $472,634 of cash in its operating activities. At June 30, 2012, the Company had negative working capital of $2,154,461and a stockholders’ deficit of $2,422,633. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – ACQUISITIONS

Acquired Sales Corp. – On September 29, 2011, Acquired Sales Corp. (“Acquired Sales”) completed the acquisition of Cogility Software Corporation (“Cogility”) whereby Cogility was merged with and into a newly-formed subsidiary of Acquired Sales. Cogility was considered the accounting acquirer and the merger was recognized as a recapitalization of Cogility.

As of September 29, 2011, Acquired Sales had been a non-operating public shell corporation with no significant operations or assets except for notes receivable from Cogility that were eliminated in consolidation. Acquired Sales was not a business for purposes of determining whether a business combination occurred. The acquisition of Acquired Sales was recognized as the issuance of 291,760 shares of common stock, the issuance of 460,000 warrants exercisable at $2.00 per share through June 30, 2016, and the issuance of 630,000 stock options exercisable at $2.00 per share through September 29, 2021, in exchange for the assumption of $7,029 of accounts payable from Acquired Sales.

Defense & Security Technology Group, Inc. – Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”) on February 13, 2012. The results of DSTG’s operations have been included in the consolidated financial statements since that date. DSTG collaborates with clients to help its leaders make distinctive decisions leading to substantial improvements in enterprise performance. Founded in 2007, DSTG is currently supporting a number of programs across the military, intelligence, law enforcement, and commercial communities. DSTG strategic consulting services are tightly integrated with Cogility rapid object-oriented modeling software to provide seamless enterprise solutions for our clients.

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

The purchase of DSTG was a business combination recognized by the acquisition method of accounting. Goodwill was not recognized on the transaction; however, Acquired Sales recognized $32,649 of compensation to the owner of DSTG separately from the recognition of the assets acquired and the liabilities assumed in the business combination. The compensation expense and $40,461 of acquisition-related costs were included in selling, general and administrative expense during the six months ended June 30, 2012. The fair value of the assets acquired and the liabilities assumed were measured based on significant inputs that are not observable in the market and are considered Level 3 fair value inputs. The fair value of the assets acquired, liabilities assumed and compensation recognized was as follows:

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

All of the $601,525 of acquired intangible assets relate to non-contractual customer relationships with U.S. government procurement departments. The customer relationships had an estimated useful life of approximately 2 years. The Company recognized amortization expense for the customer relationships of $75,190 and $112,786 for the three and six month period ending June 30, 2012, respectively.

The amounts of DSTG’s revenue and loss included in Acquired Sales condensed consolidated statement of operations for the three and  six months ended June 30, 2012 and 201, and the revenue and loss of the combined entity had the acquisition dates of Acquired Sales and DSTG been January 1, 2012 or January 1, 2011, are as follows:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Revenue	Loss

Actual for the three months ended ended June 30, 2012	$241,900	$(136,766)

Actual for the six months ended ended June 30, 2012	$250,400	$(235,826)
Supplemental pro forma for the three months ended
June 30, 2012	$701,805	$(637,642)
Supplemental pro forma for the six months ended
June 30, 2012	$2,052,311	$(999,708)
Supplemental pro forma for the three months ended
June 30, 2011	$18,387	$(881,125)
Supplemental pro forma for the six months ended
June 30, 2011	$139,905	$(2,391,183)

NOTE 4 – EARNINGS AND COSTS ON UNCOMPLETED CONTRACTS

At June 30, 2012 the Company was in the process of providing contracted software license, hardware and consulting services to six customers. Revenue and costs on the uncompleted contracts deferred at June 30, 2012 will be recognized upon completion of the contracts.  At December 31, 2011 the Company was in the process of providing contracted software license, hardware and consulting services to two customers. These two open contracts were completed during the six months ended June 30, 2012. Contract billings in excess of contract costs on uncompleted contracts at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2011	2011
Billings to date	$232,638	$813,601
Less: Costs incurred on uncompleted contract	(115,676)	(173,579)
Billings in excess of costs on uncompleted contracts	$116,962	$640,022

NOTE 5 – RELATED PARTY TRANSACTIONS

At June 30, 2012 the Company had recorded accrued compensation that includes $396,444 in deferred payroll and vacation pay, and payroll taxes payable, $30,804 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $203,967.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – NOTES PAYABLE

Notes Payable to Related Parties – At June 30, 2012, the Company had notes payable to a significant shareholder, affiliated with an officer of the Company for $525,000. The notes are unsecured, non-interest bearing and due upon demand. The Company has entered into an agreement with the significant shareholder that, at such time as the Company is financially able to do so and at the reasonable discretion of the chief executive officer of the Company, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 85,548 shares common stock at a price of $3.18 per share. At the time the Company determines it is financially able to do so, part of the notes will be issuable into a number of shares based on a monetary value. At this time the Company will follow the guidance of ASC 480-10-25-14 and record the notes payable at their full fair value as a liability.

At June 30, 2012, the Company had $375,000 of notes payable to related parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At June 30, 2012, the carrying amount of the notes payable was $336,962, net of $38,038 of unamortized discount.

On February 14, 2012, the Company borrowed $200,000 from a director of the Company. Attached with the note payable were 100,000 warrants to purchase common stock at a price of $2.00 per share.  On March 13, 2012, the Company borrowed another $25,000 from a director of the Company. Attached with this note payable were 12,500 warrants to purchase common stock at a price of $2.00 per share. On March 29, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates.

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

On January 30, 2012 an officer advanced the Company $75,000 for short term working capital needs.  The loan was without interest, unsecured and due upon demand. On April 1, 2012, the terms of the loan were renegotiated such that the loan bears interest at 6% per annum, payable quarterly, and is due upon demand. In addition the officer was awarded 37,500 warrants to purchase common stock at a price of $2.00 per share.  All of the warrants expire 5 years from their respective issuance dates. The fair value of the 37,500 warrants issued was estimated to be $58,174 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 50.62%; risk-free interest rate of 0.29%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $58,174.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 4, 2012 the Company borrowed an additional $100,000 from the same officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. The related notes payable bear interest at 6% per annum, payable quarterly, and is due upon demand. All of the warrants expire 5 years from their respective issuance dates. In association with the aggregate notes payable of $100,000, the fair value of the 50,000 warrants issued was estimated to be $42,866 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 50.62%; risk-free interest rate of 0.29%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $57,140 being allocated to the notes payable and $42,865 allocated to the warrants. Because the notes are due on demand, the $42,866 discount to the notes payable was immediately recognized as interest expense.

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

The details of the terms of the notes payable to related parties and their carrying amounts were as follows at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Non-interest bearing notes payable to an entity related to an officer of the
Company; unsecured; due on demand	$525,000	$525,000
3% Notes payable to related parties; due December 31, 2014;
interest payable quarterly; secured by all of the assets of the Company; net
of $38,038 unamortized discount based on imputed interest rate of 7.60%	336,962	331,330
6% $500,000 Notes payable to related parties; due upon demand;
interest payable quarterly	500,000	-
10% $15,000 Notes payable to an entity related to an officer of the Company; unsecured;
due on demand; net of $273 unamortized premium based imputed interest
rate of 7.60%	15,273	15,829
Distribution payable to the former DSTG shareholder	86,000	-

Total Notes Payable - Related Parties	1,463,235	872,159
Less: Current portion	(1,126,273)	(540,829)
Long-Term Notes Payable - Related Parties	$336,962	$331,330

Notes Payable –At June 30, 2012, notes payable to a lending company totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans as such imputed interest would not have been material to the accompanying financial statements.

At June 30, 2012, the Company had $520,000 of notes payable to third parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At June 30, 2012, the carrying amount of the notes was $470,550, net of $49,450 of unamortized discount.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The details of the terms of the notes payable and their carrying amounts were as follows at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Non-interest bearing notes payable to a lending company; unsecured;
due on demand	$130,070	$130,070
3% $520,000 Notes payable; due December 31, 2014; interest payable quarterly; secured by all of the assets of the Company; net of $49,450
unamortized discount based on imputed interest rate of 7.60%	470,550	459,445
Total Notes Payable	600,620	589,515
Less: Current portion	(130,070)	(130,070)
Long-Term Notes Payable	$470,550	$459,445

NOTE 7 – SHAREHOLDERS’ DEFICIT

During the six months ended June 30, 2012 and June 30, 2011, the chief executive officer and shareholder of the Company provided services to the Company, which services were determined by the board of directors to have had a fair value of $125,000 for each period. The Company has recognized a capital contribution of $125,000 during each of the six months ended June 30, 2012 and June 30, 2011 for the services provided by the executive officer.

On March 31, 2012, the Company granted stock options to directors for the purchase of 290,000 shares of common stock at $2.00 per share. The options vested on the date granted. The grant-date fair value of these options was $449,905, or a weighted-average fair value of $1.55 per share, determined by the Black-Scholes option pricing model using the following weighted-average assumptions: expected future volatility of 53%; risk-free interest rate of 0.33%; dividend yield of 0% and an expected term of 2.5 years. The expected volatility was based on a peer company’s volatility and the volatility of indexes of the stock prices of companies in the same industry. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the options. The expected term of the options was determined based on one half of the contractual term. Additionally, the Company granted 400,000 options in association with the acquisition of DSTG, which is described in Note 3.

Following is a summary of stock option activity as of June 30, 2012 and changes during the six months then ended:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
		Weighted -	Weighted- Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2011	1,785,126	$1.82
Granted	690,000	$3.38
Forfeited	(113,145)	$1.65
Exercised	(25,000)	$-
Outstanding, June 30, 2012	2,336,981	$2.29	7.33	$2,088,338
Exercisable, June 30, 2012	2,336,981	$2.29	7.33	$2,088,338

Share-based compensation expense charged against operations during the six months ended June 30, 2012 and 2011 was $449,905 and $515,747, respectively, and was included in selling, general and administrative expenses. There was no income tax benefit recognized. As of June 30, 2012, all compensation expense related to stock options had been recognized.

On May 23, 2012, the Company entered into a six month consulting agreement with a third party to provide institutional market awareness and public relations services. The value of these services were valued at $150,000 and were paid with 150,000 shares of its common stock at a negotiated price $1.00 per share.

On May 14, 2012 a consultant exercised 25,000 stock options at a price of $ 0.001 per option.  The intrinsic value of options excersized was $79,475.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases one facility in Providence, Rhode Island under an operating lease.  The lease runs through January 15, 2013.  Monthly rental payments are $500 per month.  Future minimum lease payments under the terms of the lease agreement are $4,500.

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the six months ended June 30, 2012 or June 30, 2011. In addition, the Company agreed to pay the third party a fee of 7% on any new capital raised resulting from their services.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012 an officer and shareholder of the company loaned the Company in aggregate $100,000 for working capital needs.  The loans bear interest at 6% per annum and are due upon demand.  Attached with the notes were a total of 50,000 warrants to purchase the Company’s common stock at $3.25 per share. In addition this same officer renegotiated debt of an $86,000 non-interest bearing loan, to a loan bearing interest at 6% per annum,  due upon demand.  Attached to the renegotiated note were 43,000 warrants to purchase the Company’s common stock at $3.25 per share.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Subsequent to June 30, 2012 an entity related to an officer the company and board member, loaned the Company $100,000 for working capital needs.  The loan bears interest at 6% per annum, and is due upon demand.  Attached with this note were 50,000 warrants to purchase the Company’s common stock at $3.25 per share.

Subsequent to June 30, 2012 a board member, loaned the Company $30,000 for working capital needs.  The loan bears interest at 6% per annum, and is due upon demand.  Attached with this note were 15,000 warrants to purchase the Company’s common stock at $3.25 per share.

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

On February 13, 2012 (the "Acquisition Date"), pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of January 12, 2012 (“the "Merger Agreement") among Defense & Security Technology Group, Inc. ("DSTG”), a Virginia corporation and Acquired Sales Corp. (“AQSP), a Nevada corporation and a newly-formed, wholly-owned subsidiary of AQSP, Acquired Sales Corp. Merger Sub, Inc., a Virginia  corporation (“Merger Sub”), AQSP completed its acquisition of DSTG, which held no material assets other than its pipeline of future work and the expertise of its sole shareholder, through the merger of Merger Sub with and into DSTG, with DSTG as the surviving corporation (the “Merger”). Upon completion of the Merger, the separate corporate existence of Merger Sub ceased and DSTG became a wholly-owned subsidiary of AQSP.

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

At June 30, 2012 our current liabilities exceeded our current assets by $2,154,461 and Acquired Sales Corp. had a capital deficiency of $2,422,633 accordingly, Acquired Sales Corp. was insolvent at June 30, 2012. The company completed four contracts during the six months ended June 30, 2012 for total revenue net of costs of $766,702.  The Company had one contract in process at June 30, 2012 for estimated billings of $323,524.  The Company has billed approximately $232,638 on this contract through June 30, 2012 and expects the remainder to be realized through the third quarter of 2012.  In addition the Company signed a new contract in July of 2012 for an estimated total billing of $1,000,000.

The Company continues to be insolvent. The current contracts closed and in process are not substantial enough to alleviate the Company’s lack of cash flow. Acquired Sales Corp. currently has operating liabilities that it cannot pay and without an additional infusion of cash it is unlikely that the Company will be able to continue as a going concern.

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

During the six months ended June 30, 2012, the Company received $500,000 in loans from related parties for working capital needs. Without additional capital or the generation of profits through sales, there can be no assurance whatsoever that Acquired Sales Corp. will be able to overcome its current financial problems, and bankruptcy is a distinct possibility.

This Management’s Discussion and Analysis of Financial Condition and Results (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included for Acquired Sales Corp.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report, and the "Risk Factors” included in our Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2012 (the “Risk Factors”).

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the Risk Factors, such as those relating to our present condition of insolvency with risk of bankruptcy, failure of our marketing and sales activities to obtain sufficient contracts during the past few months, vigorous competition in the software industry, dependence on existing management, leverage and debt that cannot be served at current income levels, budgetary constraints affecting the U.S. defense and intelligence communities, negative domestic and global economic conditions, and other Risk Factors.

Overview

Acquired Sales Corp. is incorporated under the laws of the State of Nevada. Acquired Sales Corp. through its wholly owned subsidiary, Cogility Software Corporation (“Cogility”), has developed software technology that is solving mission-critical problems facing the U.S. defense and intelligence communities and many corporations today. Our software technology allows our customers to quickly access and analyze the avalanche of data being generated by disparate sources and stored in many different databases. Cogility provides Model Driven Complex Event Processing software technology for the U.S. defense and intelligence communities and private sector corporations with complex information management requirements.  Cogility addresses the pressing organizational need for speed, agility and competitive differentiation. Cogility’s website can be reviewed at www.Cogility.com.

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

However, the Company has continued to realize operating losses and negative working capital because of its inability to generate a consistent and significant revenue stream. The company completed four contracts during the six months ended June 30, 2012 for total revenue net of costs of $766,702.  The Company had one contract in process at June 30, 2012 for estimated billings of $323,524.  The Company has billed approximately $232,638 on these contracts through June 30, 2012 and expects the remainder to be realized through the third quarter of 2012.  In addition the Company signed a new contract in July of 2012 for an estimated total billing of $1,000,000. The current contracts closed and in process were not substantial enough to alleviate the Company’s lack of cash flow.

Because of the complex and sophisticated nature of Cogility’s applications, the Company has found that there is a significant lead time in the sales cycle because Cogility’s product requires substantial education of, and conceptual buy-in from, a potential customer’s executive operations and information technology professionals.  This long sales cycle adversely affects the Company, in regards to closing sales to the government and commercial markets.

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

In addition to our focus on the government sector, we continue to market our product to the commercial sector.  We believe that some of our commercial projects will result in the creation of software work product that can be re-sold multiple times within the same industries. We are currently exploring commercial projects in the environmental and legal industries that we believe may have such re-sale potential.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of June 30, 2012 and December 31, 2011, as well as cash flows for the six months ended June 30, 2012 and 2011.

	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$114,050	$65,684
Working capital	(2,154,461)	(2,170,479)
Long-term debt	807,512	790,775

	For the Six Months
	Ended June 30
	2012	2011
Cash used in operating activities	$(472,634)	$(1,045,807)
Cash provided by ( used in ) financing activities	20,975	(18,329)
Cash provided by financing activities	500,025	875,000

At June 30, 2012 the Company had cash of $114,050 and $237,553 of accounts receivable.  Total current assets at June 30, 2012 were $471,777 an amount far below what is necessary to fund operations and fulfill corporate obligations.  Current liabilities at June 30, 2012 included $415,887 of accounts payable; $121,741 of accrued liabilities; $116,962 of billings in excess of costs on uncompleted contracts; $130,070 of notes payable; $1,126,273 of notes payable to related parties and $692,871 of accrued employee compensation.  Billings in excess of costs on uncompleted contracts represent deferred revenues net of costs on contracts that are currently in process and accounted for under the completed contract method of accounting.  Notes payable and notes payable to related party represents debt incurred by the Company to fund operating activities. Amounts owed to employees represent deferred payroll and payroll taxes, commissions and reimbursable expenses.

During the year ended December 31, 2011, the Company issued seven promissory notes payable to Acquired Sales Corp. in the aggregate principal amount of $845,000 in exchange for $625,000 in cash, and the assumption of a $200,000 note payable by the Company to an entity related to an officer of the Company and a $20,000 note receivable from Cortez. The notes payable bore interest at 5% per annum payable quarterly beginning March 31, 2011, were due December 31, 2014 and were secured by all of the assets of the Company.

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

The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable.  At June 30, 2012, the carrying amount of the notes payable to related parties was $336,962, net of $38,038 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $470,550, net of $49,450 of unamortized discount.

In addition, during the six months ended June 30, 2012 the Company issued notes payable in the amounts of $500,000 to related parties to help fund operations.

Despite these borrowings, the Company still has not solved its lack of liquidity and capital resources.  Although the Company has closed four contracts during the six months ended June 30, 2012, these contracts have yet to generate significant cash flow and the Company has had to rely on financing arrangements to fund operations for the first six months of 2012. There can be no assurance whatsoever that Acquired Sales Corp. will be able to permanently overcome its financial problems. Unless and until Acquired Sales Corp. is able to permanently overcome its financial problems, Acquired Sales Corp. will remain at risk of going bankrupt.

Comparison of June 30, 2012 and June 30, 2011

The Company incurred a net loss of $1,173,078 for the six months ended June 30, 2012 mainly due to the lack of revenues generated for the period as well as the recognition of stock option and stock warrant expense.  Under the completed contract method of accounting revenues for contract in progress are deferred net of costs, until such time the contract is completed. The nature of the Company’s operations makes it difficult to scale back costs in periods of reduced revenue. The Company’s labor force is our largest cost, the employees are specifically trained and extremely difficult to replace.  In addition as the Company continues to rely on debt to help fund operations the cost of the debt continues to rise. At June 30, 2012, the Company had current liabilities in excess of current assets of $2,154,461, an accumulated deficit of $10,309,115 and a shareholders’ deficit of $2,422,633.

The Company utilized cash from operations of $472,634 during the six months ended June 30, 2012 compared to utilizing cash from operations of $1,045,807 during the six months ended June 30, 2011.  The Company continues to utilize cash from operations because the income generated is not enough to cover the Company’s operating expenses.

The Company had net cash provided by investing activities of $20,975, mainly due to the acquisition of cash as part of the DSTG purchase. This is compared to $18,329 of cash used in investing activities for the six months ended June 30, 2011, mainly for the acquisition of property and equipment.

The Company borrowed $500,000 from related parties during the six months ended June 30, 2012 for net cash provided by financing activities of $500,025. This as compared to $875,000 of cash provided by financing activities during the six months ended June 30, 2011.

During the six months ended June 30, 2012, cash increased by $48,366 leaving the Company with $114,050 in cash at June 30, 2012. This is compared to an $189,136 decrease in cash during the six months ended June 30, 2011.

The Company incurred a net loss for the six months ended June 30, 2012 of $1,173,078 as compared to a net loss of $1,796,437 for that same period ended June 30, 2011. The Company closed four contracts in progress during the six months ended June 30, 2012, which generated revenue of $1,385,433.  During the six months ended June 30, 2011, the Company had several contracts in progress, but was unable to recognize the billings net of costs until such time as those contracts closed.

The Company has one contract in process at June 30, 2012, with anticipated billings of approximately $323,524, and subsequent to June 30, 2012 the Company signed a contract for total estimated revenue of $1,000,000.  However, there can be no assurance whatsoever that the Company will continue to generate significant income in the future. The Company continues to pursue  new contracts from both the U.S. defense and intelligence communities and from commercial customers, however, there can be no assurance whatsoever that such effort will be successful or will result in revenues to Acquired Sales Corp. on any particular timetable or in any particular amounts. The Company has a history of losses as evidenced by the accumulated deficit at June 30, 2012 of $10,309,115.

Comparison of the three and six months ended June 30, 2012 to the three and six months ended June 30, 2012

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

Revenue – Revenue was $701,805 and $18,387 for the three months ended June 30, 2012 and 2011, respectively, representing an increase of $683,418, or 3716.9%. Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  The Company closed two contracts in progress during the three months ended June 30, 2012 and as such recognized the revenue net of costs at that time.  At June 30, 2012, we had one contract in progress whose billings in excess of cost are being deferred. During the three months ended June 30, 2011 we had not completed any contracts; Revenue consisted of only maintenance and support services.

Revenue was $1,660,890 and $36,775 for the six months ended June 30, 2012 and 2011, respectively, representing an increase in revenue of $1,624,115, or 4416.4%. Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  At June 30, 2012, we had one contract in progress whose billings in excess of cost are being deferred. We closed four contracts during the six months ended June 30, 2012 and as such recognized the revenue net of costs at that time. During the six months ended June 30, 2011 we had not completed any contracts; Revenue consisted of only maintenance and support services.

Cost of Revenue – Our cost of services was $482,952 for the three months ended June 30, 2012, compared to $0 for the three months ended June 30, 2011, representing an increase of $482,952 or 100%.  The increase in our cost of services was due to sales for the three months ended June 30, 2011 relating to maintenance and support services which have a very high profit margin due to very few costs and little to no labor allocable to those services.  Cost of services for the three months ended June 30, 2012, represent direct labor and travel on the contract completed during the three months then ended.

Our cost of services was $799,332 for the six months ended June 30, 2012, compared to $88 for the six months ended June 30, 2011, representing an increase of $799,244.  The increase in our cost of services was due to sales for the six months ended June 30, 2011 relating to maintenance and support services which have a very high profit margin due to very few costs and little to no labor allocable to those services.  Costs associated with the contract in process were deferred and will be recognized at such time the contract is completed. Cost of services for the six months ended June 30, 2012, represent direct labor and travel on the contract completed during the six months then ended.

The changes with respect to our revenues and our cost of revenue for the three and six months ended June 30, 2012 and 2011 are summarized as follows:

	For the Three Months
	Ended June 30,
	2012	2011	Change
REVENUE
Consulting Services	683,418	-	683,418
Maintenance and support services	18,387	18,387	-
Total Revenue	$701,805	$18,387	$683,418

COST OF REVENUE
Cost of Services	482,952	-	482,952
Total Cost of Revenue	482,952	-	482,952
Gross Profit	$218,853	$18,387	$200,466

	For the Six Months
	Ended June 30,
	2012	2011	Change
REVENUE
Consulting Services	1,624,115	-	1,624,115
Maintenance and support services	36,775	36,775	-
Total Revenue	$1,660,890	$36,775	$1,624,115

COST OF REVENUE
Cost of Services	799,332	88	799,244
Total Cost of Revenue	799,332	88	799,244
Gross Profit	$861,558	$36,687	$824,871

Although the preceding table summarizes the net changes with respect to our revenues and our cost of revenue for the three and six months ended June 30, 2012 and 2011, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Selling, General and Administrative Expense – Selling, general and administrative expense, including non-cash compensation expense, was $802,950 for the three months ended June  30, 2012, compared to $608,737 for the three months ended June 30, 2011, representing an increase of $194,213, or 31.9%. The increase in our selling, general and administrative expense related to an increase in salaries and wages not allocable to contracts, share based compensation, amortization of purchased intangibles and interest expense relating to the issuance of stock warrants.

Selling, general and administrative expense, including non-cash compensation expense, was $1,811,113 for the six months ended June 30, 2012, compared to $1,805,765 for the six months ended June 30, 2011, representing an increase of $5,348, or .03%. The increase in our selling, general and administrative expense related to a decrease in salaries and wages not allocable to contracts, an increase in share based compensation, amortization of purchased intangibles and interest expense relating to the issuance of stock warrants.

Net Loss – We realized a net loss of $648,145 for the three months ended June 30, 2012, compared to a net loss of $648,145 during the three months ended June 30, 2011. The resulting increase in the net loss of $41,612 or 6.8 % was primarily related to an increase in compensation relating to issuance of stock options, amortization of purchased intangibles and interest expense relating to the issuance of stock warrants. We may continue to incur losses in the future as contracts close and new contracts are not entered into.

We realized a net loss of $1,173,078 for the six months ended June 30, 2012, compared to a net loss of $1,796,437 during the six months ended June 30, 2011. The resulting decrease in the net loss of $623,359 or 34% was primarily related to the increase in revenue recognized on completed contracts. We may continue to incur losses in the future as contracts close and new contracts are not entered into.

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

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation.  Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, traded in or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are three to five years. Depreciation expenses for the six months ended June 30, 2012 and 2011 was $16,911 and $19,773, respectively.

Software Development Costs   – Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company's current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the six months ended June 30, 2012 and 2011, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

Concentration of Significant Customers –At June 30, 2012, accounts receivables from three customers accounted for 100% of total accounts receivable.  Revenue from four customers was 84% of total revenue for the six months ended June 30, 2012. Revenue from two customers totaled 100% of total revenue for the six months ended June 30, 2011.

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

Basic and Diluted Loss Per Share – Basic loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,336,981 and 1,117,925 employee stock options and 710,000 and zero warrants outstanding during the six months ended June 30, 2012 and 2011, respectively, that were excluded from the computation of the diluted loss per share for the three and six months ended June 30, 2012 and 2011 because their effects would have been anti-dilutive.

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

Contractual Cash Obligations and Commercial Commitments

            The Company leases one facility in Providence, Rhode Island under an operating lease.  The lease runs through January 15, 2013.  Monthly rental payments are $500 per month.  Future minimum lease payments under the terms of the lease agreement are $4,500.

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

The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable. At June 30, 2012, the carrying amount of the notes payable to related parties was $336,962, net of $38,038 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $470,550, net of $49,450 of unamortized discount.

The Company has borrowed cash from a lending company. At June 30, 2012, notes payable to the lender totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans as such imputed interest would not have been material to the accompanying financial statements.

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

During the six months ended June 30, 2012, the Company borrowed $500,000 in various installments from parties related to the Company. The notes bear interest at 6% per annum and are due upon demand.  The notes payable have attached warrants to purchase 250,000 shares of common stock with an exercise price of $2.00 per share which expire five years from their respective loan date.

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended June 30, 2012, we borrowed $100,000 from Dan Terry, one of our officers. In connection with this note, we issued warrants to purchase 50,000 shares of our common stock to Mr. Terry. The related note payable, bears interest at 6% per annum, payable quarterly, and is due upon demand. In addition, during this period, we issued warrants to purchase 37,500 shares of our common stock in connection with a $37,500 loan to the company made by Mr. Terry in the first quarter of 2012. All of the foregoing warrants have an exercise price of $2.00 per share and expire 5 years from their respective issuance dates. The warrants and note described above are restricted securities issuances and deemed to be exempt from registration in reliance on Regulation D and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.  Mr. Terry is an affiliate of the Company, has access to management, is believed to be an accredited investor, and there was no general solicitation or general advertising used to market the securities.  Through his relationship with the company, Mr. Terry has reasonable access to all aspects of our business, including press releases, access to our auditors, and other financial, business, and corporate information.  The securities issued, where relevant, were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

During the three month period ended June 30, 2012, Kathy Carter, a holder of options to purchase shares in the Company, exercised options to purchase 25,000 of our common stock shares at a per-share exercise price of $0.001. The options were issued pursuant to a stock option agreement dated September 29, 2011. In addition in June 2012, we issued 150,000 shares of restricted common stock to an affiliate of Wakabayashi Fund in connection with institutional stock awareness efforts to be performed subsequent to the share issuance. All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D, Rule 701 of the Securities Act of 1933, and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

None; not applicable.

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

This 10-Q
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2012
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer