Form 10-Q
period 2012-09-30
ACQUIRED SALES CORP
filed 2012-11-13
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,877,896 shares of common stock, par value $.001 per share, outstanding as of November 13, 2012.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

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

The results for the period ended September 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2011.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$110,227	$65,684
Accounts receivable	257,884	88,018
Prepaid expenses	44,022	1,107
Total Current Assets	412,133	154,809
Property and Equipment, net of accumulated depreciation of
$2,279,542 and $2,237,310, respectively	31,561	51,919
Intangible Assets	413,549	-
Deposits	5,400	12,535
Total Assets	$862,643	$219,263

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$370,224	$401,229
Accrued liabilities	121,711	117,536
Billings in excess of costs on uncompleted contracts	251,357	640,022
Unearned revenue	4,045	59,208
Accrued compensation	695,317	436,394
Notes payable, current portion	130,070	130,070
Notes payable - related parties, current portion	1,348,000	540,829
Total Current Liabilities	2,920,724	2,325,288
Long-Term Liabilities
Notes payable, net of $44,532 and $60,555, respectively, of unamortized net
discount and current portion	475,468	459,445
Notes payable - related parties, net of $34,255 and $43,669 unamortized net
discount and current portion	340,745	331,330
Total Long-Term Liabilities	816,213	790,775
Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,877,896 shares and 2,602,896 shares outstanding, respectively	2,878	2,603
Additional paid-in capital	8,062,353	6,236,634
Accumulated deficit	(10,939,525)	(9,136,037)
Total Shareholders' Deficit	(2,874,294)	(2,896,800)
Total Liabilities and Shareholders' Deficit	$862,643	$219,263

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenue
Consulting Services	$522,416	$-	$2,128,146	$-
Maintenance and Support Services	-	18,385	55,161	55,160
Total Revenue	522,416	18,385	2,183,307	55,160
Cost of Revenue
Cost of Services	489,095	-	1,288,428	88
Total Cost of Revenue	489,095	-	1,288,428	88
Gross Profit	33,321	18,385	894,879	55,072
Selling, general and administrative
expenses	521,317	696,398	2,274,274	2,502,164
Loss From Operations	(487,996)	(678,013)	(1,379,395)	(2,447,092)
Loss from extinguishment of debt	(41,646)	-	(99,820)	-
Interest expense	(100,748)	(16,442)	(323,473)	(43,001)
Loss Before Provision for Income Taxes	(630,390)	(694,455)	(1,802,688)	(2,490,093)
Provision for income taxes	-	-	800	800
Net Loss	$(630,390)	$(694,455)	$(1,803,488)	$(2,490,893)
Basic and Diluted Loss Per Share	$(0.22)	$(0.32)	$(0.65)	$(1.14)
Basic and Diluted Weighted Average Shares Outstanding	2,877,896	2,175,564	2,772,340	2,175,564

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2012
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	2,175,564	$2,175	$3,409,474	$(4,835,689)	$(1,424,040)
Services contributed by shareholder,
no additional shares issued	-	-	187,500	-	187,500
Conversion of notes payable to share-
holder, no additional shares issued	-	-	73,319	-	73,319
Share-based compensation	-	-	706,704	-	706,704
Assumption of the Acquired Sales
Corp.'s net liabilities	291,760	292	(7,321)	-	(7,029)
Net loss	-	-	-	(2,490,893)	(2,490,893)
Balance, September 30, 2011	2,467,324	$2,467	$4,369,676	$(7,326,582)	$(2,954,439)

Balance, December 31, 2011	2,602,896	$2,603	$6,236,634	$(9,136,037)	$(2,896,800)
Services contributed by shareholder,
no additional shares issued	-	-	187,500	-	187,500
Exercise of stock options	25,000	25	-	-	25
Issuance of common stock for services	150,000	150	149,850	-	150,000
Share-based compensation	-	-	449,905	-	449,905
Issuance of warrants to purchase
common stock	-	-	259,442	-	259,442
Warrants issued in debt extinguishment	-	-	99,820	-	99,820
Acquisition of the Defense & Security
Technology Group, Inc.'s net assets	100,000	100	679,202	-	679,302
Net loss	-	-	-	(1,803,488)	(1,803,488)
Balance, September 30, 2012	2,877,896	$2,878	$8,062,353	$(10,939,525)	$(2,874,294)

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(1,803,488)	$(2,490,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Services contributed by shareholder, no additional shares issued	187,500	187,500
Share-based compensation	449,905	706,704
Amortization of discount on notes payable	284,051	-
Amortization of intangible assets	187,976	-
Amortization of prepaid consulting expense	105,978	-
Acquisition related compensation	32,649	-
Loss on extinguishment of debt	99,820	-
Expenses paid by increase in notes payable to related party	-	3,376
Depreciation	25,516	31,184
Changes in operating assets and liabilities:
Accounts receivable	(7,987)	(615,000)
Other	12,035	1,517
Accounts payable	(49,394)	(124,607)
Accrued liabilities	4,173	47,580
Unearned revenue	(55,163)	(30,160)
Billings in excess of costs on uncompleted contract	(432,122)	686,298
Accrued compensation	258,942	236,016
Net Cash Used in Operating Activities	(699,609)	(1,360,485)
Cash Flows from Investing Activities
Advaces to and collection of loans to employees	1,107	5,418
Cash acquired with purchase of Defense & Security
Technology Group, Inc.	23,611	-
Increase in notes receivable from related party	-	(10,000)
Purchase of property and equipment	(2,591)	(14,125)
Net Cash Flows Provided By (Used In) Investing Activities	$22,127	$(18,707)

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

	For the Nine Months
	Ended September 30,
	2012	2011
Cash Flow from Financing Activities
Proceeds from borrowing under notes payable	$-	$30,500
Proceeds from borrowing under notes payable to related parties	797,000	1,075,000
Principal payments under notes payable	-	(5,500)
Principal payments under notes payable to related party	(75,000)	-
Exercise of stock options	25	-
Net Cash Provided By Financing Activities	722,025	1,100,000
Net Increase (Decrease) in Cash	44,543	(279,192)
Cash and Cash Equivalents at Beginning of Period	65,684	279,532
Cash and Cash Equivalents at End of Period	$110,227	$340

Supplemental Cash Flow Information
Cash paid for taxes	$800	$800
Cash paid for interest	$37,857	$20,720

Supplemental Disclosure of Noncash Investing and Financing Activities
Note receivable from Cortez acquired by issuance of note payable to
Acquired Sales Corp.	$-	$20,000
Note payable to Acquired Sales Corp. issued in exchange for note
payable to related party	$-	$200,000
Note payable to Acquired Sales Corp. and related accrued interest
exchanged for notes payable	$-	$855,534
Conversion of note payable to shareholder, no additional shares issued	$-	$73,319
Liabilties of Acquired Sales Corp. assumed in exchange for the issuance
of common stock, stock options and warrants	$-	$7,029
Acquisition of Defense & Security Technology Group, Inc.:
Fair value of assets acquired	$794,503	$-
Liabilities assumed	(147,850)	-
Compensation recognized	32,649	-
Fair value of common stock issued and stock options granted	$679,302	$-

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2012. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and only consist of normal recurring adjustments, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

Basic and Diluted Loss Per Share – Basic loss per share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,336,981 and 1,117,925 employee stock options and 868,000 and no warrants outstanding during the nine months ended September 30, 2012 and 2011, respectively, that were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2012 and 2011 because their effects would have been anti-dilutive.  Additionally, there are 85,548 shares of stock potentially issuable in settlement of debt that are also excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2012 because their effects would be anti-dilutive.

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
•
Level 2 — Observable inputs other than quoted prices included in Level 1. Assets and liabilities included in this level are valued using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $10,939,525 as of September 30, 2012. During the nine months ended September 30, 2012, the Company recognized $2,183,307 of revenue, suffered a loss of $1,803,488 and used $699,609 of cash in its operating activities. At September 30, 2012, the Company had negative working capital of $2,508,591and a stockholders’ deficit of $2,874,294. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 29, 2011, Acquired Sales had been a non-operating public shell corporation with no significant operations or assets except for notes receivable from Cogility that were eliminated in consolidation. Acquired Sales was not a business for purposes of determining whether a business combination occurred. The acquisition of Acquired Sales was recognized as the issuance of 291,760 shares of common stock, the issuance of 460,000 warrants exercisable at $2.00 per share through September 30, 2016, and the issuance of 630,000 stock options exercisable at $2.00 per share through September 29, 2021, in exchange for the assumption of $7,029 of accounts payable from Acquired Sales.

Defense & Security Technology Group, Inc. – Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”) on February 13, 2012. The results of DSTG’s operations have been included in the consolidated financial statements since that date. DSTG collaborates with clients to help its leaders make distinctive decisions leading to substantial improvements in enterprise performance. Founded in 2007, DSTG is currently supporting a number of programs across the military, intelligence, law enforcement, and commercial communities. DSTG strategic consulting services are tightly integrated with Cogility’s rapid object-oriented modeling software to provide seamless enterprise solutions for our clients.

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

The purchase of DSTG was a business combination recognized by the acquisition method of accounting. Goodwill was not recognized on the transaction; however, Acquired Sales recognized $32,649 of compensation to the owner of DSTG separately from the recognition of the assets acquired and the liabilities assumed in the business combination. The compensation expense and $40,461 of acquisition-related costs were included in selling, general and administrative expense during the nine months ended September 30, 2012. The fair value of the assets acquired and the liabilities assumed were measured based on significant inputs that are not observable in the market and are considered Level 3 fair value inputs. The fair value of the assets acquired, liabilities assumed and compensation recognized was as follows:

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

All of the $601,525 of acquired intangible assets relate to non-contractual customer relationships with U.S. government procurement departments. The customer relationships had an estimated useful life of approximately 2 years. The Company recognized amortization expense for the customer relationships of $75,190 and $187,976 for the three and nine month period ended September 30, 2012, respectively.

The amounts of DSTG’s revenue and loss included in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2012, and supplemental pro forma revenue and loss of the combined entity had the acquisition dates of Acquired Sales and DSTG been January 1, 2012 or January 1, 2011, are as follows:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
DSTG actual:
Revenue	$-		$250,400
Loss	$(133,061)		$(368,887)
Supplemental pro forma:
Revenue	$522,416	$143,385	$2,052,311	$264,905
Loss	$(630,390)	$(1,390,980)	$(1,579,970)	$(4,365,179)

NOTE 4 – EARNINGS AND COSTS ON UNCOMPLETED CONTRACTS

At September 30, 2012, the Company was in the process of providing a contracted software license, hardware and consulting services to one customer. It is anticipated that the revenue and costs on the uncompleted contract deferred at September 30, 2012 will be recognized upon completion of the contract.  At December 31, 2011, the Company was in the process of providing contracted software licenses, hardware and consulting services to two customers. These two open contracts were completed during the nine months ended September 30, 2012. Contract billings in excess of contract costs on uncompleted contracts at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Billings to date	$300,000	$813,601
Less: Costs incurred on uncompleted contracts	(48,643)	(173,579)
Billings in excess of costs on uncompleted contracts	$251,357	$640,022

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2012 the Company had recorded accrued compensation that includes $464,986 in deferred payroll and vacation pay, and payroll taxes payable, $26,364 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $203,967.

On September 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, the Company had signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions, with payment deferred until 30 days after the closing of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. Under the severance agreement the former executive officer is to receive a one-time bonus of $35,000 and deferred compensation of $18,432 payable upon the completion of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000.  The amounts due to the former executive officer were included in accrued compensation at September 30, 2012 on December 31, 2011.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – NOTES PAYABLE

Notes Payable to Related Parties – At September 30, 2012, the Company had notes payable to a significant shareholder, affiliated with an officer of the Company for $525,000. The notes are unsecured, non-interest bearing and due upon demand. The Company has entered into an agreement with the significant shareholder that, at such time as the Company is financially able to do so and at the reasonable discretion of the chief executive officer of the Company, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 85,548 shares common stock.  Based on the fair value of the Company's common stock on the date the agreement of $3.18 per share, the significant shareholder received a beneficial conversion feature in connection with the agreement.  If and when the Company is able to settle the notes under the terms of the agreement, the issuance of the 85,548 shares of common stock will be recorded at $272,042.

At September 30, 2012, the Company had $375,000 of notes payable to related parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At September 30, 2012, the carrying amount of the notes payable was $340,745, net of $34,255 of unamortized discount.

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

On June 4, 2012 the Company borrowed $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. The related notes payable bear interest at 6% per annum, payable quarterly, and is due upon demand. All of the warrants expire 5 years from their respective issuance dates. In association with the aggregate notes payable of $100,000, the fair value of the 50,000 warrants issued was estimated to be $75,010 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 46.64%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $57,134 being allocated to the notes payable and $42,866 allocated to the warrants. Because the notes are due on demand, the $42,866 discount to the notes payable was immediately recognized as interest expense.

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

On July 16 and 25, 2012 the Company borrowed $50,000 and $50,000, respectively, from an officer of the Company.  Attached to the notes payable were a total of 50,000 warrants to purchase common stock at a price of $3.25 per share. On July 9, 2012, the Company borrowed another $30,000 from a director of the Company. Attached with this note payable were 15,000 warrants to purchase common stock at a price of $3.25 per share. On July 13, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.25 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates.

In association with the aggregate notes payable of $230,000, the fair value of the 115,000 warrants issued was estimated to be $110,417 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 47.58%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $155,397 being allocated to the notes payable and $74,603 allocated to the warrants. Because the notes are due on demand, the $74,603 discount to the notes payable was immediately recognized as interest expense.

In connection with the acquisition of DSTG on February 13, 2012, the Company assumed an $86,000 distribution payable to the former DSTG shareholder. The liability is without interest, due upon demand and unsecured.  On July 25, 2012, the terms of the loan were renegotiated such that the loan bears interest at 6% per annum, payable quarterly, and is due upon demand. In addition the officer was awarded 43,000 warrants to purchase common stock at a price of $3.25 per share.  All of the warrants expire 5 years from their respective issuance dates. The fair value of the 43,000 warrants issued was estimated to be $41,646 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 47.80%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $41,646.

On September 26, 2012 a party related to an officer of the Company advanced the Company $7,000 for short-term working capital needs.  The loan was without interest, unsecured and due upon demand.  The note payable was paid in full on October 8, 2012.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The details of the terms of the notes payable to related parties and their carrying amounts were as follows at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Non-interest bearing notes payable to an entity related to an officer of the
Company; unsecured; due on demand	$525,000	$525,000
3% $375,000 Notes payable to related parties; due December 31, 2014;
interest payable quarterly; secured by all of the assets of the Company; net
of $34,255 unamortized discount based on imputed interest rate of 7.60%	340,745	331,330
6% Notes payable to related parties; due upon demand;
interest payable quarterly	730,000	-
10% $15,000 Notes payable to an entity related to an officer of the Company
paid in full in July, 2012	-	15,829
Non-interest bearing notes payable to an entity related to an officer of the
Company; unsecured; due on demand	7,000	-
Distribution payable to the former DSTG shareholder	86,000	-

Total Notes Payable - Related Parties	1,688,745	872,159
Less: Current portion	(1,348,000)	(540,829)
Long-Term Notes Payable - Related Parties	$340,745	$331,330

Notes Payable – At September 30, 2012, notes payable to a lending company totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans as such imputed interest would not have been material to the accompanying financial statements.

At September 30, 2012, the Company had $520,000 of notes payable to third parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At September 30, 2012, the carrying amount of the notes was $475,468, net of $44,532 of unamortized discount.

The details of the terms of the notes payable and their carrying amounts were as follows at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Non-interest bearing notes payable to a lending company; unsecured;
due on demand	$130,070	$130,070
3% $520,000 Notes payable; due December 31, 2014; interest payable quarterly; secured by all of the assets of the Company; net of $44,532
unamortized discount based on imputed interest rate of 7.60%	475,468	459,445
Total Notes Payable	605,538	589,515
Less: Current portion	(130,070)	(130,070)
Long-Term Notes Payable	$475,468	$459,445

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SHAREHOLDERS’ DEFICIT

During the nine months ended September 30, 2012 and September 30, 2011, the chief executive officer and shareholder of the Company provided services to the Company, which services were determined by the board of directors to have had a fair value of $187,500 for each period. The Company has recognized a capital contribution of $187,500 during each of the nine months ended September 30, 2012 and September 30, 2011 for the services provided by the executive officer.

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

Following is a summary of stock option activity as of September 30, 2012 and changes during the nine months then ended:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2011	1,785,126	$1.82
Granted	690,000	$3.38
Forfeited	(113,145)	$1.65
Exercised	(25,000)	$-
Outstanding, September 30, 2012	2,336,981	$2.29	7.33	$ 2,088,338
Exercisable, September 30, 2012	2,336,981	$2.29	7.33	$ 2,088,338

Share-based compensation expense charged against operations during the nine months ended September 30, 2012 and 2011 was $449,905 and $706,704, respectively, and was included in selling, general and administrative expenses. There was no income tax benefit recognized. As of September 30, 2012, all compensation expense related to stock options had been recognized.

On May 23, 2012, the Company entered into a nine month consulting agreement with a third party to provide institutional market awareness and public relations services. The value of these services were valued at $150,000 and were paid with 150,000 shares of its common stock at a negotiated price $1.00 per share.  The Company determined that the fair value of the services were more readily determinable than the fair value of the common stock issued.

On May 14, 2012 a consultant exercised 25,000 stock options at a price of $ 0.001 per option. The aggregate intrinsic value of the options exercised was $79,475.

The Company also has 868,000 warrants outstanding to purchase common stock at September 20, 2012 that were issued with notes payable as described in Note 6.  All of the warrants outstanding are fully vested, have exercise prices ranging from $2.00 - $3.25 per share and expire five years from their grant dates.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases one facility in Providence, Rhode Island under an operating lease.  The lease runs through January 15, 2013.  Monthly rental payments are $500 per month.  Future minimum lease payments under the terms of the lease agreement are $2,000.

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the nine months ended September 30, 2012 or September 30, 2011. In addition, the Company agreed to pay the third party a fee of 7% on any new capital raised that results from their services.

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

At September 30, 2012 our current liabilities exceeded our current assets by $2,508,591 and Acquired Sales Corp. had a capital deficiency of $2,874,294 accordingly, Acquired Sales Corp. was insolvent at September 30, 2012. The Company completed several contracts during the nine months ended September 30, 2012, for total revenue net of costs of $894,879.  The Company had one significant contract in process at September 30, 2012 for estimated billings of $1,000,000.  The Company has billed approximately $300,000 on this contract through September 30, 2012 and expects the remainder to be realized through the first quarter of 2013. In addition, subsequent to September 30, 2012, the Company signed two more contracts for a total estimated billing of $640,000.  However, the Company continues to be insolvent. The current contracts closed and in process are not substantial enough to alleviate the Company’s lack of cash flow. Acquired Sales Corp. currently has operating liabilities that it cannot pay and without an additional infusion of cash it is unlikely that the Company will be able to continue as a going concern.

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

During the nine months ended September 30, 2012, the Company received $797,000 in loans from related parties for working capital needs. Without additional capital or the generation of profits through sales, there can be no assurance whatsoever that Acquired Sales Corp. will be able to overcome its current financial problems, and bankruptcy is a distinct possibility.

This Management’s Discussion and Analysis of Financial Condition and Results (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included for Acquired Sales Corp.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report, and the”Risk Factors” included in our Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2012 (the “Risk Factors”).

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include “the Risk Factors” included in herein, such as those relating to our present condition of insolvency with risk of bankruptcy, failure of our marketing and sales activities to obtain sufficient contracts during the past few months, vigorous competition in the software industry, dependence on existing management, leverage and debt that cannot be served at current income levels, budgetary constraints affecting the U.S. defense and intelligence communities, negative domestic and global economic conditions, and other Risk Factors.

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

Cogility’s software technology is so uniquely capable, that during the past two years -- without any advertising or promotional campaigns -- Cogility has gained significant traction within the U.S. defense and intelligence communities.

However, the Company has continued to realize operating losses and negative working capital because of its inability to generate a consistent and significant revenue stream. The company completed several contracts during the nine months ended September 30, 2012 for total revenue net of costs of $894,879.  The Company had one significant contract in process at September 30, 2012 for estimated billings of $1,000,000.  The Company has billed approximately $300,000 on this contract through September 30, 2012 and expects the remainder to be realized through the first quarter of 2013.  In addition the Company signed two new contracts subsequent to September 30, 2012 for an estimated total billing of $640,000. The current contracts closed and in process were not substantial enough to alleviate the Company’s lack of cash flow.

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

In addition to our focus on the government sector, we continue to market our product to the commercial sector.  We believe that some of our commercial projects will result in the creation of software work product that can be re-sold multiple times within the same industries. We are currently exploring commercial projects that we believe may have such re-sale potential.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of September 30, 2012 and December 31, 2011, as well as cash flows for the nine months ended September 30, 2012 and 2011.

	September 30,	December 31,
	2012	2011
Cash and cash equivalents	$110,227	$65,684
Working capital	(2,508,591)	(2,170,479)
Long-term debt	816,213	790,775

	For the Nine Months
	Ended September 30,
	2012	2011
Cash used in operating activities	$(699,609)	$(1,360,485)
Cash provided by ( used in ) investing activities	22,127	(18,707)
Cash provided by financing activities	722,025	1,100,000

At September 30, 2012 the Company had cash of $110,227 and $257,884 of accounts receivable.  Total current assets at September 30, 2012 were $412,133 an amount far below what is necessary to fund operations and fulfill corporate obligations.  Current liabilities at September 30, 2012 included $370,224 of accounts payable; $121,711 of accrued liabilities; $251,357 of billings in excess of costs on uncompleted contracts; $130,070 of notes payable; $1,348,000 of notes payable to related parties and $695,317 of accrued employee compensation.  Billings in excess of costs on uncompleted contracts represent deferred revenues net of costs on contracts that are currently in process and accounted for under the completed contract method of accounting.  Notes payable and notes payable to related party represents debt incurred by the Company to fund operating activities. Amounts owed to employees represent deferred payroll and payroll taxes, commissions and reimbursable expenses.

During the year ended December 31, 2011, the Company issued several promissory notes payable to Acquired Sales Corp. in the aggregate principal amount of $845,000 in exchange for $625,000 in cash, and the assumption of a $200,000 note payable by the Company to an entity related to an officer of the Company and a $20,000 note receivable from Cortez. The notes payable bore interest at 5% per annum payable quarterly beginning March 31, 2011, were due December 31, 2014 and were secured by all of the assets of the Company.

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

The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable.  At September 30, 2012, the carrying amount of the notes payable to related parties was $340,745, net of $34,255 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $475,468, net of $44,532 of unamortized discount.

In addition, during the nine months ended September 30, 2012 the Company issued notes payable in the amounts of $797,000 to related parties to help fund operations.

Despite these borrowings, the Company still has not solved its lack of liquidity and capital resources.  Although the Company has closed several contracts during the nine months ended September 30, 2012, these contracts have yet to generate significant cash flow and the Company has had to rely on financing arrangements to fund operations for the first nine months of 2012. There can be no assurance whatsoever that Acquired Sales Corp. will be able to permanently overcome its financial problems. Unless and until Acquired Sales Corp. is able to permanently overcome its financial problems, Acquired Sales Corp. will remain at risk of going bankrupt.

Comparison of September 30, 2012 and September 30, 2011

The Company incurred a net loss of $1,803,488 for the nine months ended September 30, 2012 mainly due to the revenues generated for the period less than an amount necessary  to cover fixed overhead, interest expense and  stock option and stock warrant expense.  Under the completed contract method of accounting revenues for contract in progress are deferred net of costs, until such time the contract is completed. The nature of the Company’s operations makes it difficult to scale back costs in periods of reduced revenue. The Company’s labor force is our largest cost, the employees are specifically trained and extremely difficult to replace.  In addition as the Company continues to rely on debt to help fund operations the cost of the debt continues to rise. At September 30, 2012, the Company had current liabilities in excess of current assets of $2,508,591, an accumulated deficit of $10,939,525 and a shareholders’ deficit of $2,874,294.

The Company utilized cash from operations of $699,609 during the nine months ended September 30, 2012 compared to utilizing cash from operations of $1,360,485 during the nine months ended September 30, 2011.  The Company continues to utilize cash from operations because the income generated is not enough to cover the Company’s operating expenses.

The Company had net cash provided by investing activities of $22,127, mainly due to the acquisition of cash as part of the DSTG purchase. This is compared to $18,707 of cash used in investing activities for the nine months ended September 30, 2011, mainly for the acquisition of property and equipment.

The Company borrowed $797,000 from related parties during the nine months ended September 30, 2012 for net cash provided by financing activities of $722,025. This as compared to $1,100,000 of cash provided by financing activities during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, cash increased by $44,543 leaving the Company with $110,227 in cash at September 30, 2012. This is compared to a $279,192 decrease in cash during the nine months ended September 30, 2011.

The Company incurred a net loss for the nine months ended September 30, 2012 of $1,803,488 as compared to a net loss of $2,490,893 for that same period ended September 30, 2011. The Company closed several contracts in progress during the nine months ended September 30, 2012, which generated revenue of $2,183,307.  During the nine months ended September 30, 2011, the Company had several contracts in progress, but was unable to recognize the billings net of costs until such time as those contracts closed.

The Company has one contract in process at September 30, 2012, with anticipated billings of approximately $1,000,000, and subsequent to September 30, 2012 the Company signed two contracts for total estimated revenue of $640,000.  However, there can be no assurance whatsoever that the Company will continue to generate significant income in the future. The Company continues to pursue  new contracts from both the U.S. defense and intelligence communities and from commercial customers, however, there can be no assurance whatsoever that such effort will be successful or will result in revenues to Acquired Sales Corp. on any particular timetable or in any particular amounts. The Company has a history of losses as evidenced by the accumulated deficit at September 30, 2012 of $10,939,525.

Comparison of the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2012

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

Revenue – Revenue was $522,419 and $18,385 for the three months ended September 30, 2012 and 2011, respectively, representing an increase of $504,031, or 2741.5%. Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  The Company closed one contract in progress during the three months ended September 30, 2012 and as such recognized the revenue net of costs at that time.  At September 30, 2012, we had one contract in progress whose billings in excess of cost are being deferred. During the three months ended September 30, 2011 we had not completed any contracts; Revenue consisted of only maintenance and support services.

Revenue was $2,183,307 and $55,160 for the nine months ended September 30, 2012 and 2011, respectively, representing an increase in revenue of $2,128,147, or 3858.1%. Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  At September 30, 2012, we had one contract in progress whose billings in excess of cost are being deferred. We closed several contracts during the nine months ended September 30, 2012 and as such recognized the revenue net of costs at that time. During the nine months ended September 30, 2011 we had not completed any contracts; Revenue consisted of only maintenance and support services.

Cost of Revenue – Our cost of services was $489,095 for the three months ended September 30, 2012, compared to $0 for the three months ended September 30, 2011, representing an increase of $489,095 or 100%.  Cost of services for the three months ended September 30, 2012, represent direct labor and travel on the contracts completed during the three months then ended.

Our cost of services was $1,288,428 for the nine months ended September 30, 2012, compared to $88 for the nine months ended September 30, 2011, representing an increase of $1,288,340.   Costs associated with the contract in process were deferred and will be recognized at such time the contract is completed. Cost of services for the nine months ended September 30, 2012, represent direct labor and travel on contracts completed during the nine months then ended.

The changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2012 and 2011 are summarized as follows:

	For the Three Months
	Ended September 30,
	2012	2011	Change
REVENUE
Consulting Services	522,416	-	522,416
Maintenance and support services	-	18,385	(18,385)
Total Revenue	$522,416	$18,385	$504,031

COST OF REVENUE
Cost of Services	489,095	-	489,095
Total Cost of Revenue	489,095	-	489,095
Gross Profit	$33,321	$18,385	$14,936

	For the Nine Months
	Ended September 30,
	2012	2011	Change
REVENUE
Consulting Services	2,128,146	-	2,128,146
Maintenance and support services	55,161	55,160	1
Total Revenue	$2,183,307	$55,160	$2,128,147

COST OF REVENUE
Cost of Services	1,288,428	88	1,288,340
Total Cost of Revenue	1,288,428	88	1,288,340
Gross Profit	$894,879	$55,072	$839,807

Although the preceding table summarizes the net changes with respect to our revenues and our cost of revenue for the three and nine months ended September 30, 2012 and 2011, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Selling, General and Administrative Expense – Selling, general and administrative expense, including non-cash compensation expense, was $521,317 for the three months ended September  30, 2012, compared to $696,398 for the three months ended September 30, 2011, representing a decrease of $175,081, or 25.1%. The decrease in our selling, general and administrative expense related to an increase in salaries and wages allocable to contracts and recorded in cost of services.

Selling, general and administrative expense, including non-cash compensation expense, was $2,274,274 for the nine months ended September 30, 2012, compared to $2,502,164 for the nine months ended September 30, 2011, representing a decrease of $227,890, or 9.1%. The decrease in our selling, general and administrative expense related to an increase in salaries and wages allocable to contracts and recorded in cost of services, or billings in excess of costs on uncompleted contracts.

Net Loss – We realized a net loss of $630,390 for the three months ended September 30, 2012, compared to a net loss of $694,455 during the three months ended September 30, 2011. The resulting decrease in the net loss of $64,065 or 9.2% was primarily related to an increase in revenue.   We may continue to incur losses in the future as contracts close and new contracts are not entered into.

We realized a net loss of $1,803,488 for the nine months ended September 30, 2012, compared to a net loss of $2,490,893 during the nine months ended September 30, 2011. The resulting decrease in the net loss of $687,405 or 27% was primarily related to the increase in revenue recognized on completed contracts. We may continue to incur losses in the future as contracts close and new contracts are not entered into.

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

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation.  Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, traded in or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are three to five years. Depreciation expenses for the nine months ended September 30, 2012 and 2011 was $25,516 and $31,184, respectively.

Software Development Costs   – Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company's current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the nine months ended September 30, 2012 and 2011, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

Concentration of Significant Customers –At September 30, 2012, accounts receivables from two customers accounted for 95% of total accounts receivable.  Revenue from six customers was 89% of total revenue for the nine months ended September 30, 2012. Revenue from two customers totaled 100% of total revenue for the nine months ended September 30, 2011.

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

Basic and Diluted Loss Per Share – Basic loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,336,981 and 1,117,925 employee stock options and 868,000 and zero warrants outstanding during the nine months ended September 30, 2012 and 2011, respectively, that were excluded from the computation of the diluted loss per share for the three and nine months ended September 30, 2012 and 2011 because their effects would have been anti-dilutive.

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

Contractual Cash Obligations and Commercial Commitments

The Company leases one facility in Providence, Rhode Island under an operating lease.  The lease runs through January 15, 2013.  Monthly rental payments are $500 per month.  Future minimum lease payments under the terms of the lease agreement are $2,000.

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

The new debt was recorded at the carrying amount of original debt and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums are being amortized over the term of the new notes payable. At September 30, 2012, the carrying amount of the notes payable to related parties was $340,745, net of $34,255 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $475,468, net of $44,532 of unamortized discount.

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

On June 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, the Company had signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions, with payment deferred until 30 days after the closing of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. Under the severance agreement the former executive officer will receive a one-time bonus of $35,000 and deferred compensation of $18,432 payable upon the completion of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. The former executive officer was also to be paid additional deferred compensation of $9,662 by September 30, 2011, but this amount was paid on November 3, 2011. In addition, the severance agreement modified the terms of stock options held by the former executive officer for the purchase 12,578 common shares which expired on June 14, 2012. Stock options for the purchase of 25,157 common shares were forfeited under the agreement.

On June 24, 2011 an employee resigned and entered into a severance agreement with the Company.  Under the severance agreement, payment of $8,224 of vacation pay was deferred and to be paid the earlier of the completion of a $2,000,000 private placement offering or September 23, 2011. The amount has not yet been paid.  In addition, the severance agreement modified the terms of stock options held by the former employee for the purchase of 25,094 common shares which expired June 24, 2012.  Stock options for the purchase of 12,641 common shares were forfeited under the terms of the agreement.

In addition, the severance agreement modified the terms of stock options held by the former employee for the purchase of 25,094 common shares which expired June 24, 2012.  Stock options for the purchase of 12,641 common shares were forfeited under the terms of the agreement.

During the nine months ended September 30, 2012, the Company borrowed $737,000 in various installments from parties related to the Company. The notes bear interest at 6% per annum and are due upon demand.  The notes payable have attached warrants to purchase 293,000 shares of common stock with an exercise prices ranging from  $2.00 to $3.25 per share which expire five years from their respective loan date.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 16 and 25, 2012 the Company borrowed $50,000 and $50,000, respectively, from Minh Le, an officer of the Company.  Attached to the notes payable were a total of 50,000 warrants to purchase common stock at a price of $3.25 per share. On July 9, 2012, the Company borrowed another $30,000 from Vincent J. Mesolella, a director of the Company. Attached with this note payable were 15,000 warrants to purchase common stock at a price of $3.25 per share. On July 13, 2012, the Company borrowed $100,000 from Roberti Jacobs Family Trust, an entity related to Gerard M. Jacobs, an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.25 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates.

On July 25, 2012, the Company’s wholly owned DSTG subsidiary issued a note for $86,000 payable to Minh Le, an officer of the Company. Attached to the note payable were a total of 43,000 warrants to purchase common stock at a price of $3.25 per share.

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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008

10.6	$10,000 Promissory Note – November 9, 2008

Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010

Form 10-K	September 30, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

Schedule DEF 14-C Information Statement	August 9, 2011
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center – Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)

Form 8-K	October 4, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program Budget & Asset Management Tool Proof of Concept Pilot, dated July 15, 2011
10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.: 0060, dated August 24, 2011
10.21	$4,000 Promissory Note – September 30, 2012
14.1	[Proposed] Code of Business Conduct and Ethics

10-Q	May 21, 2012
10.22
Agreement dated as of October 17, 2011, by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Daniel F. Terry, Jr., Roberti Jacobs Family Trust, Acquired Sales Corp., Vincent J. Mesolella, and Minh Le

This 10-Q
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012

10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary andBooz Allen Hamilton, dated November 1, 2012

31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Dated: November 13, 2012
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer