Form 10-Q/A
period 2012-09-30
ACQUIRED SALES CORP
filed 2012-11-23
CIK 1391135

FORM 10-Q/A
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

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Acquired Sales Corp. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T to the Form 10-Q.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012

10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary andBooz Allen Hamilton, dated November 1, 2012

31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Dated: November 21, 2012
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer