Form 10-K
period 2012-12-31
ACQUIRED SALES CORP
filed 2013-04-01
CIK 1391135

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
(Title of Class)
Indicate by check mark if the Registrant is a well known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐ No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐ No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No [x]

The issuer had revenues of $250,400 for the twelve month period ended December 31, 2012.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on March 26, 2013 was $7,422,611. The voting stock held by non-affiliates on that date consisted of 1,979,363 shares of common stock.

Number of shares outstanding of each of the issuer’s class of common stock as of March 26, 2013:
Common Stock: 2,960,444
Preferred Stock: 0

PART I

ITEM 1.                      BUSINESS

Description of Business of Acquired Sales

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. Prior to our acquisition of our now former subsidiary Cogility Software Corporation (“Cogility”) in 2011, we had no material operations for several years.

In addition to our current subsidiary Defense & Security Technology Group, Inc., a Virginia corporation (“DSTG”), we propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. As of the date hereof, we have some business opportunities or ventures under contemplation for acquisition or merger. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations.

We are primarily interested in manufactured housing communities and other real estate opportunities , but we currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts.  Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

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

There is no guarantee that we can obtain or maintain the funding needed for our operations, including the funds necessary to search for and investigate acquisition candidates, and to close an acquisition including paying the substantial costs of legal, accounting and other relevant professional services.

We presently have cash on hand of approximately $326,000 as of the date of this filing, and our payables have typically been greater than our cash on hand over the past several years. Moreover, in December 2012, we received $148,275 in working capital loans from several of our affiliates in order to meet expenses. We have inconsistent income generating ability and are therefore regularly reliant on raising money from loans or stock sales. We also have risks, as described herein, relating to assets which we have recently sold. These conditions raise substantial doubt about our ability to continue as a going concern. Nevertheless, our financial statements are presented on the assumption that we will continue as a going concern.

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

Offices

Our corporate headquarters are located at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. We do not have a dedicated corporate office for our parent company; however, in the past our subsidiaries have maintained offices. There are no agreements or understandings with respect to any office facility subsequent to the completion of an acquisition. We may relocate our corporate headquarters in connection with a change in the management of our company, or in connection with the completion of a merger or acquisition.

Employees

Acquired Sales Corp. currently has only one full-time salaried employee, Minh N. Le, our Executive Vice President. However, we intend to begin paying other officer salaries when we are financially able to do so. We expect to address our need for employees in connection with money raising and acquisitions. We expect to continue to use attorneys and accountants as necessary.

Description of Business of DSTG

DSTG collaborates with clients to help its leaders make distinctive decisions leading to substantial improvements in enterprise performance. Founded by Minh Le in 2007, DSTG is currently fulfilling a limited number of military and commercial contracts. In an era of Federal budget tightening, DSTG is focused on helping our armed services and Federal agencies improve military and mission readiness while becoming even more cost-efficient. Mr. Le is DSTG’s president and chief executive officer. He is a former Partner and Executive Vice President at Accenture who specialized in merger & acquisition integration, complex enterprise reengineering, operations and supply chain management, and system integration. Prior to joining Accenture, Mr. Le was a finished gasoline and distillate trader and held several managerial and technical positions at ExxonMobil. Mr. Le holds an MBA from Georgetown University, and a B.S. in Computer Science from the University of Maryland, College Park.

Reports to Security Holders

           Acquired Sales Corp. is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports, information statements and proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Acquired Sales files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS.

Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. These risk factors include:

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

Our balance sheet is weak and we lack liquidity

Our balance sheet is weak. We have very little cash on hand as of the date of this filing. We can give no assurance that our working capital will be adequate to meet all of our short-term liquidity requirements include payroll. In December 2012 alone, we borrowed $148,275 from several of our affiliates in order to try to give us breathing room to sell assets and/or raise additional capital. There is no guarantee that we can obtain the funding needed for our operations on acceptable terms, if at all, and neither our directors, officers, or any third party is obligated to provide any financing. A failure to pay our debts and payroll obligations when they become due and payable could materially adversely affect our company and the trading price of our Stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable in the future. In the past 12 months, we acquired DSTG and sold Cogility. DSTG has a limited operational history and was only recently formed. Our acquisition of DSTG involves significant risk, as there can be no assurance that is business will be successful or generate any profit. A failure to achieve profitability could materially adversely affect our company and the trading price of our Stock.

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

Our Stock may be considered a “penny stock” and may be difficult to trade

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our Stock may be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, to obtain a written agreement from the purchaser, and to determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our Stock and may adversely affect the ability of investors to sell our Stock, and may materially adversely affect our business and the trading price of our Stock.

Our Stock lacks institutional or analyst support

Our company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our Stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our Stock, and may adversely affect an investor’s ability to trade a significant amount of our Stock. This lack of institutional or analyst support could materially adversely affect our company and the trading price of our Stock.

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

It may be difficult to predict our financial performance because our quarterly operating results may fluctuate

Our revenue and operating results may vary significantly from quarter to quarter due to a variety of factors, some of which are beyond our control. The factors that may affect our quarterly operating results include, but are not limited to, the following:  (1) fluctuations in customer demand for our products and services; (2) the timing and nature of future sales transactions and the accounting treatment with respect to customer contracts; (3) the timing and nature of future capital raises and acquisitions;  (4) the introduction of new products or services and the market responses to those introductions;  (5) customer budgetary pressures and the timing of availability of funding for purchases, or delays in processing or making payments for products or services that have been delivered; (6) changes in pricing policies or service offerings;  (7) changes in the level of administrative costs, sales, marketing and other operating expenses to support future growth; (8) fluctuations in the cost of marketing and advertising; (9) competitive factors; (10) fluctuations in our Stock price which may impact the amount of stock-based compensation expense we are required to record; (11) possible impairments of the recorded amounts of goodwill, intangible assets, or other long-lived assets; (12) the timing and amount of expenses associated with future litigation or restructuring activities; (13) new accounting pronouncements, or new interpretations of existing accounting pronouncements, that impact the manner in which we account for, measure or disclose our results of operations, financial position or other financial measures; (14) deterioration in the credit quality of our accounts receivable; (15) disputes or disagreements with our customers; (16) changes in our customers’ strategies, budgets or priorities for developing, acquiring, deploying, or evaluating software or other technology; (17) new software or other technologies; (18) changes in laws, rules and regulations; (19) changes in our effective income tax rate; (20) costs related to the development or acquisition of software, other technology, or businesses; (21) increases in the costs of software licenses or other intellectual property-related costs; and (22) general economic conditions.

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

We are adversely affected by the difficult economy and by turmoil in the financial markets

Our DSTG business and its clients’ businesses are materially adversely affected by periods of significant economic slowdown or recession, fears of inflation or deflation, rising interest rates, declining demand for our products or our clients’ products, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. Reductions and sequestrations of federal spending also could adversely affect our revenues, results of operations and cash flows. In addition, as to our acquisition strategies, the capital and credit markets have been experiencing, and continue to experience, volatility and disruption. Current national and global financial and business conditions have been very difficult, and numerous financial institutions and businesses either have gone into bankruptcy or have had to be rescued by governmental authorities. Access to financing has been negatively impacted by both sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. Credit remains tight.  In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. These factors could materially adversely affect our company and the trading price of our Stock.

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital, both for our existing operations, for organic growth and for acquisitions. We believe that we will collect proceeds from the sale of our Cogility subsidiary. However, there are risks associated with collection of those proceeds as described below. In addition, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

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

Our Stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our Stock or other securities convertible into our Stock. We also may issue significant numbers of shares of our Stock, or options, warrants, or other securities convertible into shares of our Stock, as a portion of the consideration for acquisitions. Such transactions may significantly increase the number of outstanding shares of our Stock, and may be highly dilutive to our existing Stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding Stock. This dilution could have a material adverse effect on our company and the trading price of our Stock. In addition, we have options and warrants outstanding to purchase several million shares of our Stock. If all of these millions of options and warrants were to be exercised, the number of outstanding shares of our Stock would increase significantly. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution could have a material adverse effect on our company and the trading price of our Stock.

Raising capital by selling our Stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our company and the trading price of our Stock.

Raising capital by selling our Stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. We may be required to pay fees equal to 7% or more of the gross sales proceeds raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer’s common stock in advance of the pricing of the issue. This could make our raising capital by selling equity securities significantly more expensive and materially adversely affect the trading price of our Stock.

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

Sales of our Stock could cause the trading price of our Stock to fall

Sellers of our Stock might include our existing stockholders who have held our Stock for years, former stockholders of Cogility who now own our Stock, persons and entities who have acquired our stock as consideration for services they have provided to our company, or our directors, officers or employees who might exercise stock options and simultaneously sell our Stock. Since the trading volume of our Stock is very low and the amount of our Stock in the public float is very small, any sales or attempts to sell our Stock, or the perception that sales or attempts to sell our Stock could occur, could adversely affect the trading price of our Stock.

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

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business, our clients’ businesses, and the trading price of our Stock.

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

State law and our articles of incorporation and bylaws help preserve insiders’ control over us

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

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the future roles of our current directors and officers. Some of our current officers and directors are and will in the future be involved in other businesses, and are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating their time between our operations and the operations of other businesses. We have no employment agreements with any of our existing directors or officers, except Minh N. Le, DSTG’s CEO. Some or all of our current directors and officers may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting and retaining our directors and officers may be expensive, and may require that we enter into long term employment agreements, issue stock options, and otherwise incentivize our directors and officers. The costs of these incentives could materially adversely affect our company and the trading price of our Stock.

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

Our cost of being a publicly traded company will increase significantly as our business operations expand

During the time that we were a shell corporation, our costs of being a publicly traded company was relatively limited. However, after taking ownership of Cogility and DSTG, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, increased significantly. We expect these additional costs to continue, especially if we acquire additional businesses.  We will eventually need to hire a qualified full-time Chief Financial Officer, as well as additional employees and/or additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act.  For instance, our audit costs increased to $139,820 in 2012 from $126,914 in 2011. The fees were $88,882 and $20,439 in 2010 and 2009, respectively.  While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase by at least $250,000 per year.

RISK FACTOR RELATING TO DISPOSITION OF THE COGILITY SUBSIDIARY

We may suffer significant liability in connection with indemnification provisions of the Stock Purchase Agreement dated January 2013 wherein we sold our Cogility subsidiary.

 The Stock Purchase Agreement dated January 12, 2013 governing our February 2013 sale of subsidiary Cogility to Drumright Group, L.L.C. (“Drumright”) required that we indemnify Drumright for losses caused by breaches of our representations and warranties in the Stock Purchase Agreement. In March, 2013 Drumright notified us of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Acquired Sales’ management was not aware of the existence of the second amendment until Drumright’s notification in March 2013.  In the event that Drumright determines that such second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim against us for indemnification, or otherwise bring a lawsuit. Any such action by Drumright could result in damages fatal to our ability to continue as a going concern and cause a total loss of the value of our Stock.

RISK FACTORS RELATING TO DSTG’S BUSINESS

DSTG has no long-term contracts and its business future is uncertain

DSTG’s is presently working under two contracts. However, those contracts are expected to be completed in 2013. DSTG business pipeline for 2013 and beyond is uncertain. As a result, it is unclear whether DSTG’s business is viable long-term. If DSTG’s business were curbed, our company and our Stock price would be negatively impacted.

DSTG depends on key personnel, the loss of whom could harm our business

DSTG’s future success is substantially dependent on the continued service of our key personnel, including particularly Minh N. Le. We do not have key-person insurance on Mr. Le. We may not be able to retain and motivate Mr. Le who could easily obtain other jobs if he becomes dissatisfied with our company. The loss of the services of Mr. Le, or any of our key personnel could materially adversely affect our company and the trading price of our Stock.

DSTG may not be able to attract highly skilled new personnel

DSTG’s future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Highly qualified consultants with the intelligence, creativity and experience we need are not easy to find, hire and assimilate into our company. We have experienced difficulty from time to time in attracting or retaining the personnel necessary to support the growth of our business, and may experience similar difficulties in the future. The failure to attract highly skilled new personnel could adversely affect our ability to conduct our business, and our Stock price could be materially adversely affected.

RISK FACTORS RELATING TO FUTURE ACQUISITIONS

We may not be able to identify, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring additional companies or assets.  We may not, however, be able to identify, audit, or acquire companies or assets on acceptable terms if at all.  Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness.  There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future.  Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common Stock.

We may acquire businesses without any apparent synergies with DSTG

In an effort to diversify our sources of revenue and profits, we may decide to acquire businesses without any apparent synergies with DSTG. For example, we believe that the acquisition of manufactured housing communities across the U.S. may be an important way for us to enhance our Stockholder value. Notwithstanding the critical importance of diversification, some members of the investment community and research analysts would prefer that micro-cap or small-cap companies restrict the scope of their activity to a single line of business, and may not be willing to make an investment in, or recommend an investment in, a micro-cap or small-cap company that undertakes multiple lines of business. This situation could materially adversely impact our company and the trading price of our Stock.

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

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in software companies, other technology businesses, mortgage lending companies, unsecured lending companies, defense industry companies, manufactured housing communities, oil & gas services and production companies, casino businesses and medical supply and diagnostic companies, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predicable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and  (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our Stock.

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

We may make actions that will not require our stockholders’ approval

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

Integrating acquired businesses may divert our management’s attention away from our day-to-day operations and harm our business

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

If we fail to maintain an effective system of internal financial controls, we may not be able to accurately report our financial results or prevent fraud

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. Any inability to provide reliable financial reports or to prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management to evaluate and assess the effectiveness of our internal controls over financial reporting. In order to continue to comply with the requirements of the Sarbanes-Oxley Act, we are required to continuously evaluate and, where appropriate, enhance our policies, procedures and internal controls. Now that we have acquired DSTG, we will be subject together to these internal control procedures and must include an assessment of DSTG’s internal controls no later than one year from their respective acquisition dates. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that in the future we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management will conclude that our internal controls over financial reporting are effective. A failure to fully comply with the requirements of the Sarbanes-Oxley Act could materially adversely affect our business and the trading price of our Stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

           Acquired Sales is currently provided rent-free office space by our Chief Executive Officer at 31 N. Suffolk Lane, Lake Forest, Illinois 60045.

            Acquired Sales owns no property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. However, we are aware of two claims relating to Cogility, our former subsidiary, which could have a negative impact on our financial condition due to the fact that we agreed to indemnify Drumright, the entity that purchased Cogility, for certain potential claims against Cogility. These two potential claims are discussed below:

One of Cogility’s employees claims that he has filed a wage claim against Cogility for $302,000 with the California Labor Board. Cogility intends to vigorously defend against this claim.

In connection with our sale of subsidiary Cogility to Drumright in February 2013, we agreed to indemnify Drumright for losses caused by breaches of our representations and warranties set out in the Stock Purchase Agreement. In March, 2013 Drumright notified us of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Despite the fact that Acquired Sales’ management was not aware of the existence of the second amendment until Drumright’s notification in March 2013, in the event that Drumright determines that the second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim for indemnification against us or could otherwise file a lawsuit against us..  Please See section entitled “Risk Factor Relating To Disposition Of The Cogility Subsidiary” for further discussion of this potential claim.

ITEM 4.  (THIS ITEM HAS BEEN REMOVED AND RESERVED BY THE SEC)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted under the symbol AQSP on the OTC market.  Our shares generally do not trade and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2012
4th Quarter	$3.75	$3.26
3rd Quarter	$3.75	$2.00
2nd Quarter	$2.00	$2.00
1st Quarter	$2.00	$2.00

Year Ended December 31, 2011
4th Quarter	$2.00	$2.00
3rd Quarter	$2.00	$2.00
2nd Quarter	$2.00	$2.00
1st Quarter	$2.00	$2.00

Year Ended December 31, 2010
4th Quarter	$2.00	$2.00
3rd Quarter	$2.00	$2.00
2nd Quarter	$2.00	$2.00
1st Quarter	$2.00	$2.00

(1)            The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Google Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 26, 2013, a total of 2,960,444 shares of Acquired Sales’ common stock were outstanding and there were 253 holders of record of Acquired Sales’ common stock. In addition to our outstanding common stock, we have issued options and warrants to purchase 3,111,774 shares of common stock at $0.001 to $8.00 per share. For a detailed description of this issuance, please refer to “Item 9B Other Information” herein.  None of these options or warrants has been exercised into shares of common stock, but may be exercised at any time in the sole discretion of the holder.

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

Unregistered Sales of Equity Securities.

Unless otherwise noted, the use of proceeds for the following sales of equity securities was to sustain our business operations.

Issuance of warrants and Options to Directors

In 2012, we issued warrants and options to seven of our officers and directors for services. Please refer to the section entitled “Compensation of Directors” for further details of these transactions.

Option Exercise

During the three month period ended June 30, 2012, Kathy Carter, a holder of options to purchase shares in the Company, exercised options to purchase 25,000 of our common stock shares at a per-share exercise price of $0.001. The options were issued pursuant to a stock option agreement dated September 29, 2011.

Consulting Payment

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

Plan of Merger Cogility Software Corporation

In connection with our acquisition of Cogility Software, on or about September 29, 2011, the stockholders of Cogility received 2,175,564 shares of our common stock in exchange for the retirement of their 11,530,493 shares of Cogility common stock. In addition, the holders of Cogility options received options to purchase an aggregate of 1,080,126 shares of our common stock at exercise prices ranging from $0.001 to $5.00 per share. Finally, as part of the acquisition of Cogility, its directors, officers, employees and consultants may in the future be granted options to purchase an aggregate of 1,500,000 shares of Acquired Sales’ common stock at an exercise price of $5.00 per share.

Private Placement of 3% Notes and Warrants

Commencing on January 31, 2011 through March 15, 2011, we issued warrants to purchase 9,200,000 pre-split shares of common stock at $0.10 to seven parties, two of which, Roger S. Greene and Vincent J. Mesolella, serve on our board of directors and one of which, the Roberti Jacobs Family Trust, is an affiliate of our Company’s CEO Gerard M. Jacobs. No placement agent compensation has been paid in this financing.

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

The foregoing is a summary only of the 3% Note and Warrant, a copy of the forms of which, along with the form of subscription agreement entered into with investors in this offering, are each annexed as exhibits to that Form 10-Q for the three month period ended June 30, 2011, the provisions of which are incorporated herein.

We have also issued a series of promissory notes to affiliates and entities associated with our affiliates wherein stock purchase warrants were also issued. Please refer to “Item 13.  Certain Relationships And Related Transactions” for a description of these issuances of unregistered securities.

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

 Purchases of Equity Securities

No repurchases of our common stock were made during 2012.

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

On February 13, 2012 (the "Acquisition Date"), pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of January 12, 2012 (“the "Merger Agreement") among Defense & Security Technology Group, Inc. ("DSTG”), a Virginia corporation and Acquired Sales Corp. (“Acquired Sales), a Nevada corporation and a newly-formed, wholly-owned subsidiary of Acquired Sales, Acquired Sales Corp. Merger Sub, Inc., a Virginia  corporation (“Merger Sub”), Acquired Sales completed its acquisition of DSTG, which held no material assets other than its pipeline of future work and the expertise of its sole shareholder, through the merger of Merger Sub with and into DSTG, with DSTG as the surviving corporation (the “Merger”). Upon completion of the Merger, the separate corporate existence of Merger Sub ceased and DSTG became a wholly-owned subsidiary of Acquired Sales.

As part of the Merger Agreement the 100 shares of DSTG stock were converted into 100,000 shares of Acquired Sales shares at a price of $3.18 per share.  Acquired Sales issued options to purchase 300,000 shares of newly issued Acquired Sales stock vesting immediately and exercisable at any time on or before the fifth anniversary of the Closing Date at an exercise price of $3.18 per share. Acquired Sales also issued additional options to purchase 100,000 shares of newly issued Acquired Sales stock vesting immediately and exercisable at any time on or before the 21st full calendar quarter following the Closing Date at an exercise price of $8.00 per share. The total consideration paid by Acquired Sales in connection with the Merger, totaled $679,302.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,675,000 in cash and a $3,000,000 receivable, less an estimated $32,258 in connection with a certain military contract delay.  Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,675,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities remaining at the closing date including liabilities that were secured by Cogility’s assets or its capital stock. Acquired Sales was entitled to all accounts receivable earned prior to January 31, 2013.  The historical results of Cogility’s operations have been reclassified to discontinued operations.

At December 31, 2012 our current liabilities exceeded our current assets by $2,852,954 and we had a capital deficiency of $3,309,339 and an accumulated deficit of $11,500,063. Accordingly, the Company was insolvent at December 31, 2012.   The Company through its wholly owned subsidiary, Cogility Software Corporation, closed several government contracts during the year ended December 31, 2012 and recognized over $2,000,000 in revenue.   However, the revenues were not enough to cover the Company’s operating expenses or the repayment of any of the Company’s debt obligations, and it was necessary for the Company to borrow another $885,275 in notes payable to related parties to fund operations.

At December 31, 2012 we had significant liabilities that we could not  pay and without immediate action it was highly unlikely that the Company would be able to continue as a going concern. Management determined that it would be in the best interest of the Company to divest itself of its 100% owned subsidiary Cogility Software Corporation and on January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,675,000 in cash and a $3,000,000 receivable. The $3,000,000 receivable is due $1,500,000, less an estimated $32,258 in connection with a certain military contract delay on August 11, 2013 and $1,500,000 on February 11, 2014.

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

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,675,000 in cash and a $3,000,000 receivable. The $3,000,000 is receivable $1,500,000, less an estimated $32,258 in connection with a certain military contract delay on August 11, 2013 and $1,500,000 on February 11, 2014. In addition, Acquired Sales is required to hold $300,000 in an escrow account for potential subsequent claims.  Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. Acquired Sales retained a contract to create “legal analytics” software.

Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,675,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breaches of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Despite the fact that Acquired Sales' management was not aware of the existence of the second amendment until Drumright’s notification in March 2013, in the event that Drumright determines that such second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim for indemnification against the Company or otherwise could file a lawsuit against Acquired Sales. The Company estimates that the range of potential loss from this claim is up to $3,200,000 and will affect the amount of gain the Company will recognize from the sale of Cogility.

For purposes of the financials statements and the related Management Discussion and Analysis the operations of Cogility Software Corporation have been reclassified to discontinued operations.  Continuing operations represents the operation of Acquired Sales and DSTG.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit and long-term liabilities as of December 31, 2012 and December 31, 2011, as well as its cash flows for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
Cash and cash equivalents	$186,914	$65,684
Working capital	(2,852,954)	(2,170,480)
Long-term debt	825,081	790,775

	For the Years Ended
	December 31,
	2012	2011
Cash used in operating activities	$(759,948)	$(1,377,908)
Cash provided by ( used in ) investing activities	17,878	(27,940)
Cash provided by financing activities	863,300	1,192,000

At December 31, 2012 the Company had cash of $186,914 and $292,171 of accounts receivable. Total current assets at December 31, 2012 were $493,995, an amount far below what is necessary to fund operations and fulfill corporate obligations.  Current liabilities at December 31, 2012 included $346,153 of accounts payable, $124,078 of accrued liabilities, $376,650 of billings in excess of costs on uncompleted contracts, $130,070 of notes payable, $1,489,275 of notes payable to related parties and $880,723 of accrued employee compensation. Billings in excess of costs on uncompleted contracts represent deferred revenue, net of costs, on contracts that are currently in process, which contracts are accounted for under the completed-contract method of accounting. Notes payable and notes payable to related party represents debt incurred by the Company to fund operating activities.  Amounts owed to employees represent deferred payroll, commissions and reimbursable expenses.

During the year ended December 31, 2012 the Company issued $885,275 of notes payable to related parties to help fund operations.

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

On September 29, 2011, the Company exchanged the $845,000 of notes payable to Acquired Sales and $10,534 of related accrued interest for $448,000 of notes payable to related parties and $520,000 of notes payable to third parties. The transaction was recognized as an exchange of liabilities rather than an extinguishment of debt. The new notes payable were recorded at the carrying amount of original notes payable and accrued interest on the date of the exchange of $855,534 by adjusting the effective interest rate applied to the future payments due under the terms of the notes payable and, as a result, no gain or loss was recognized on the exchange of the liabilities. The resulting discounts and premiums on the new notes payable are being amortized over the term of the new notes. The carrying amount of the notes payable to related parties was $344,601, net of $30,399 of unamortized discounts and premiums, and the carrying amount of the notes payable to third parties was $480,480, net of $39,520 of unamortized discount, on December 31, 2012. On October 17, 2011 a promissory note in the amount of $25,000 payable to a director of the company was converted into 7,862 shares of common stock at $3.18 per share.  No beneficial conversion feature was recognized on the conversion of this note.

In addition, during the year ended December 31, 2011, the Company issued notes payable in the amounts of $525,000 to an individual and $30,500 to a lending company, to help fund operations.

Although a portion of these borrowings was classified as long-term liabilities at December 31, 2012, the Company still lacks liquidity and capital resources. During the later part of 2012 the Company has been providing services under three contracts; however, these contracts have yet to generate significant cash flows and the Company has had to rely on financing arrangements to fund operations for the year ended 2012.

In an effort to alleviate the Company’s lack of liquidity and its substantial doubt to continue as a going concern, the Company sold 100% of its interest in it’s subsidiary, Cogility Software Corporation on February 11, 2013. However there can be no assurance that the Company will not need additional financing or that the Company will be profitable after the sale of Cogility in order to continue as a going concern.

Comparison of December 31, 2012 and December 31, 2011

The Company incurred a net loss of $2,364,026 for the year ended December 31, 2012 mainly due to the lack of revenues generated for the year.  Under the completed-contract method of accounting, revenues for contracts in progress are deferred, net of costs, until such time as the contracts are completed. Billings in excess of cost on uncompleted contracts are $376,650 at December 31, 2012.  The nature of our operations makes it difficult to scale back costs in periods of reduced revenue. Our labor force is our largest cost and our employees are specifically trained and extremely difficult to replace. With the sale of Cogility the Company will significantly reduce its fixed overhead costs such as labor and facility costs.  At December 31, 2012, the Company had current liabilities in excess of current assets of $2,852,954, an accumulated deficit of $11,500,063 and a shareholders’ deficit of $3,309,339.

The Company used $759,948 of cash in its operating activities during the year ended December 31, 2012 compared to using $1,377,908 in its operating activities during the year ended December 31, 2011. The components of the cash used in operating activities during the year ended December 31, 2012 was primarily due to loss incurred from operations, a decrease in billings in excess of cost on uncompleted contracts of  $306,829 offset by the increase in account receivable of $138,649 and share based compensation of $449,905.   Of the total cash used in operating activities $483,741 related to continuing operations and $276,207 related to discontinued operations.

The Company had net cash provided by investing activities of $17,878, mainly due to the acquisition of cash as part of the DSTG purchase. This is compared to $27,940 of cash used in investing activities for the year ended December 31, 2011, mainly for the acquisition of property and equipment. Of the total cash provided by investing activities $23,611 related to continuing operations and $5,733 was used for investing related to discontinued operations.

The Company borrowed $885,275 from related parties, repaid debt in the amount of $22,000 and issued stock in the amount of $25 during the year ended December 31, 2012 for net cash provided by financing activities of $863,300. This as compared to $1,192,000 of cash used in financing activities during the year ended December 31, 2011. Of the total cash provided by financing activities $25 related to continuing operations and $863,275 related to discontinued operations.

During the year ended December 31, 2012, cash increased by $121,230 leaving the Company with $186,914 in cash at December 31, 2012. This is compared to a $213,848 decrease in cash during the year ended December 31, 2011.

The Company incurred a net loss for the year ended December 31, 2012 of $2,364,026 as compared to a net loss of $4,300,348 for the year ended December 31, 2011. The Company had three contracts in progress at December 31, 2012; billings net of costs on the contracts in progress are deferred until such time the contracts are closed under the completed-contract method of accounting. Had the contracts been closed at December 31, 2012 the Company would have recognized additional income net of expenses of $376,650.   During the year ended December 31, 2012, the Company had several contracts in progress, but was unable to recognize substantial revenue  under the completed contracts method until such time as those contracts closed.\

We continue to pursue new contracts from both the U.S. defense and intelligence communities and from commercial customers through our wholly owned subsidiary DSTG. However, there can be no assurance whatsoever that such effort will be successful or will result in revenues to us on any particular timetable or in any particular amounts. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2012 of $11,500,063.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenue – Revenue from continuing operations was  $250,400 for the year ended December 31, 2012 and there was no revenue from continuing operation for the year ended 2011.  This represents a decrease of $250,400 and represents the revenue of DSTG only.  Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  Revenue from discontinued operations was  $2,033,557 and $460,496 for the year ended December 31, 2012 and 2011, respectively, representing an increase of $1,573,061. Discontinued operations represent the operations of Cogility Software Corporation.  The Company closed several contracts during the year ended December 31, 2012, including contracts that had been in process at December 31, 2011

Cost of Revenue – Cost of revenue from continuing operations was  $277,144 for the year ended December 31, 2012 and there was no cost of revenue from continuing operation for the year ended 2011.  This represents a decrease of $277,144 and represents the cost of revenue of DSTG only.  DSTG had closed a single contract during the year ended December 31, 2012.  Cost of revenues consists mainly of labor costs.   With the sale of Cogility, DSTG must rely on outsourced labor to provide services for its contracts in process. Cost of revenue from discontinued operations was  $992,448 and $192,503 for the year ended December 31, 2012 and 2011, respectively, representing an increase of $799,945.  Discontinued operations represent the operations of Cogility Software Corporation.  The Company closed several contracts during the year ended December 31, 2012, including contracts that had been in process at December 31, 2011 increasing the associated cost of revenue.

The changes with respect to our revenues and our cost of revenues from continuing and discontinued operations for the year ended December 31, 2012 and 2011 are summarized as follows:

	For the Year
	Ended December 31,
	2012	2011	Change

REVENUE
From continuing operations	250,400	-	250,400
From discontinued operations	2,033,557	460,496	1,573,061
Total Revenue	$2,283,957	$460,496	$1,823,461

COST OF REVENUE
From continuing operations	277,144	-	277,144
From discontinued operations	992,448	192,503	799,945
Total Cost of Revenue	1,269,592	192,503	1,077,089
Gross Profit	$1,014,365	$267,993	$746,372

Although the preceding table summarizes the net changes with respect to our revenues and our cost of revenue from continuing and discontinued operations for the year ended December 31, 2012 and 2011, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Selling, General and Administrative Expense –Selling, general and administrative expense, including non-cash compensation expense from continuing operations was  $1,219,960 and $208,245 for the year ended December 31, 2012 and 2011, respectively representing an increase of $1,011,715.  Selling, general and administrative expense from discontinued operations was  $1,642,066 and $4,296,064 for the year ended December 31, 2012 and 2011, respectively, representing a decrease of $2,623,998.  The net decrease in our selling, general and administrative expense related to an increase in salaries and wages allocable to contracts and cost of revenues, and a decrease in stock based compensation expense.

Net Loss – We realized a net loss of $2,364,026 for the year ended December 31, 2012, compared to a net loss of $4,300,348 during the year ended December 31, 2011. The resulting decrease in the net loss of $2,136,322 or was primarily related to the increase in revenue recognized on completed contracts as well as decrease in compensation relating to issuance of stock options. We may continue to incur losses in the future as contracts close and new contracts are not entered into and as our operations decrease with the sale of Cogility.

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

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation.  Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, traded in or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are nine to five years. Depreciation expenses for the years ended December 31, 2012 and 2011 was $34,781 and $45,023 respectively.

Software Development Costs   – Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company's current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the years ended December 31, 2012 and 2011 no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

Concentration of Significant Customers –At December 31, 2012, accounts receivables from three customers accounted for 100% of total accounts receivable. Revenue from three customers accounted for 65% of total revenue. At December 31, 2011, accounts receivables from two customers accounted for 100% of total accounts receivable. Revenue from one customer accounted for 75% of total revenue.

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

Basic and Diluted Loss Per Share – Basic income (loss) per common share is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,336,981 and 1,785,126 employee stock options and 938,000 and 460,000 warrants outstanding during the year ended December 31, 2012 and 2011, respectively, that were excluded from the computation of the diluted income (loss) per share for the year ended December 31, 2012 and 2011 because their effects would have been anti-dilutive.

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

Contractual Cash Obligations and Commercial Commitments

The Company leased one facility in Providence, Rhode Island under an operating lease.  The lease expired on February 15, 2013.

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the years ended December 31, 2012 or December 31, 2011. In addition, the Company agreed to pay the third party a fee of 7% on any new capital raised that results from their services.

The Company has a $525,000 outstanding non-interest bearing note payable to an entity related to an officer of the Company, which is unsecured and due upon demand.

During the year ended December 31, 2012 the Company borrowed at total of $885,275 from various related parties to fund operations.  The Notes bear interest at 6% per annum, payable quarterly, are unsecured and are due upon demand.

At December 31, 2012, the Company had $375,000 of notes payable to related parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value.

In connection with the acquisition of DSTG on February 13, 2012, the Company assumed an $86,000 distribution payable to the former DSTG shareholder. The liability is without interest, due upon demand and unsecured.  On July 25, 2012, the terms of the loan were renegotiated such that the loan bears interest at 6% per annum, payable quarterly, and is due upon demand.

On December 18, 2012 an officer of the Company advanced the Company $8,275 for short-term working capital needs.  The loan is without interest, unsecured and due upon demand.

At December 31, 2012, the Company had $520,000 of notes payable to third parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value.

At December 31, 2012, notes payable to a lending company totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans; as such imputed interest would not have been material to the accompanying financial statements.

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

Under the terms of the sales and purchase agreement for Cogility Software Corporation, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,675,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock. As such all of the above commitments were paid in full on February 12, 2013.

One of Cogility’s employees claims that he has filed a wage claim against Cogility for $302,000 with the California Labor Board. Cogility intends to vigorously defend against this claim. The range of potential loss from this claim is up to $302,000 and the Company believes it has adequately provided for this potential claim in the accompanying consolidated financial statements.

The Company agreed to indemnify Drumright for losses caused by breaches of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Despite the fact that Acquired Sales' management was not aware of the existence of the second amendment until Drumright’s notification in March 2013, in the event that Drumright determines that such second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim for indemnification against the Company or otherwise could file a lawsuit against Acquired Sales. The Company estimates that the range of potential loss from this claim is up to $3,200,000 and will affect the amount of gain the Company will recognize from the sale of Cogility.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these other matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2012 and December 31, 2011 begins on page F-1 of this Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Gerard M. Jacobs, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2012.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  “Internal Control Over Financial Reporting” is defined in Exchange Act Rules 13a -15(f) and 15d - 5(f) as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer’s board of directors,  management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

During December 2012, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2012 was not effective.  Management identified the following material weaknesses as of December 31, 2012:

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

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2012. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors And Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of December 31, 2012. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.

Name	Age	Position

Gerard M. Jacobs	57	Co-Chairman of the Board, chief executive officer, chief development officer, secretary, and treasurer

Daniel F. Terry, Jr.	57	President and chief operating officer

Matthew Ghourdjian	57	Co-Chairman of the board and chief technology officer

James S. Jacobs, MD	59	Director

Michael D. McCaffrey	67	Director

Richard E. Morrissy	58	Director

Vincent J. Mesolella	63	Director

Roger S. Greene	57	Director

Joshua A. Bloom, M.D.	57	Director

Minh N. Le	46	Executive Vice President

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

Gerard M. Jacobs, age 57, is co-chairman of our board of directors, chief executive officer, chief development officer, secretary, and treasurer. Mr. Jacobs has been a private investor since 2006. In 2001, Gerard M. Jacobs took control of CGI Holding Corporation, and served as its CEO and member of its board of directors until 2006. Under Gerard M. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:AMEX: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its CEO and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (NYSE: SMS). Mr. Jacobs is currently a director of Patient Home Monitoring Corp. (TSXV: PHM). We believe that Gerard M. Jacobs’ experience serving as the CEO of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Gerard M. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Gerard M. Jacobs’ brother James S. Jacobs, M.D. is also a member of our board of directors.

Matthew Ghourdjian, co-chairman of the board of directors and Chief Technology Officer, and wholly owned subsidiary  Cogility’s Chief Technology Officer, age 57, is the founder and former chief executive officer of Cogility Software. Mr. Ghourdjian has 33 years of experience in the technology industry. Mr. Ghourdjian was a founder of CoderCard, Digital Convergence, Ceira Technologies Inc., and Cogility. Matt is a former partner at KPMG Consulting and Arthur Andersen.

Daniel F. Terry, Jr. President and Chief Operating Officer, and wholly owned subsidiary  Cogility’s Chief Executive Officer, age 57,  is an entrepreneur who has been involved with marketing and operations in startups as well as with Fortune 500 companies. Mr. Terry was a founder and former Chief Executive Officer of Mission1st Group, Inc., a company that provides engineering, project design and implementation of mission-critical telecommunications systems worldwide. Mr. Terry has held executive positions in several technology firms including NetFRAME, Micron, ConnectedSupport.com, and PCR, as well as having been a partner in the Hong Kong consultancy CentrePoint Ltd. Mr. Terry is involved with the Fisher House Foundation in support of U.S. wounded and their families and is the founder of the Call-Force Project, to support employment of disabled veterans of the Iraq and Afghanistan conflicts. Mr. Terry is on the Board of Directors of the Metropolitan Opera, New York, and is a member of AFCEA and AUSA. Mr. Terry is a resident of Nevada.

Joshua A. Bloom, M.D., age 57, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom has served on the board of directors of Kenosha Health Services Corporation since 1993 and the board of Hospice Alliance, Inc since 1994 and Medical Director there since 1998. He has also served on the board of the Beth Israel Sinai Congregation since 1998 where he served as the President from 2004 until earlier this year. We believe that Joshua A. Bloom, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

Roger S. Greene, age 57, has been a member of our board of directors since July 2007. He is the Managing Director and co-founder of Stanmore Capital Partners, LLC, a merchant banking firm that focuses upon the acquisition of small cash flow positive private companies, primarily in the health care services business. He is also owner and CEO of Marquette Advisors, Inc., a firm that provides consulting in the same areas. Projects have included a roll up of sleep diagnostic centers, acquisitions of companies in the blood plasma collection business and specialty medical education field. Mr. Greene is currently a director of Patient Home Monitoring Corp. (TSXV: PHM). Previously, he has worked with Brazos Fund and Lone Star Fund as general counsel. For Lone Star, Mr. Greene was responsible for negotiation and structuring of asset acquisitions from foreign entities. Prior to that time, he also worked on resolution and management of the assets of American Savings and Loan Association after the acquisition of American Savings Bank by the Robert M. Bass Group. Mr. Greene has also acted as a principal in real estate and operating company acquisitions. Mr. Greene resides in California. We believe that Roger S. Greene’s experience serving as a director of two publicly traded companies, his work in mergers and acquisitions as an investment banker, his work as an attorney, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

James S. Jacobs, M.D., age 59, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that James S. Jacobs, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, age 67, has been a member of our board of directors since July 2007. He is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases. We believe that Michael D. McCaffrey’s experience serving as a litigator and advisor to corporations, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, age 58, has been a member of our board of directors since July 2007. He is the Senior Research Specialist and project coordinator in the Pharmaceutical Sciences, School of Pharmacy, University of Illinois at Chicago. Mr. Morrissy is a project coordinator for the School of Pharmacy. His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy has managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He has also designed and led focus groups, designed and critiqued research surveys, edited manuscripts and scientific journals. We believe that Richard E. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.  He received a B.A. in History from Western Illinois University in 1976.

Vincent J. Mesolella, age 63, has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder and Chief Executive Officer of REI, Inc., a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Minh N. Le, age 46, serves as an Executive Vice President of Acquired Sales and as the CEO of Defense & Security Technology Group, Inc. (DSTG).  Mr. Le founded DSTG in 2008.  Prior to founding DSTG, Mr. Le was a Senior Partner and Executive Vice President at Accenture from 1997 to 2008.  Prior to Accenture, from 1989 to 1997, Mr. Le was a oil & gas trader, and held many management positions with ExxonMobil.  Mr. Le graduated from University of Maryland, College Park in 1989 with a B.S. degree in Computer Science.   Mr. Le received a MBA in 1997 from Georgetown University.

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

Audit Committee and Audit Committee Financial Expert

We have an audit committee consisting of Joshua A. Bloom, Roger S. Greene, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members. We have not adopted an Audit Committee charter. Vincent J. Mesolella serves as our audit committee chairman and financial expert. Our audit committee performs the following functions including:  (1) selection and oversight of our independent accountant; (2)  establishing  procedures for the receipt, retention and treatment of complaints regarding  accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.  Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

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

Code of Ethics

We currently have not adopted a code of ethics due to our limited size and operations. We have considered adopting a Code of Business Conduct and Ethics (the “Code”) in the past. We expect to adopt the Code or something similar in the future. The purpose of the Code is to assist the Company and its employees, officers and directors with the Company’s goals of conducting its business and affairs in accordance with applicable laws, rules and regulations and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. The Company expects that any consultants or other service providers it retains will adhere to the Code.

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

The following persons are holders of 10% of our common stock and have not filed a Form 3: Deborah Sue Ghourdjian Separate Property Trust and Matthew Ghourdjian, and Daniel F. Terry, Jr.. The following persons are officers and directors of the Company who are not known to have filed Form 3s or Form 4s: Matthew Ghourdjian, Vincent Mesolella, Daniel F. Terry, Jr. and Minh N. Le. The following persons are officers and directors of the Company and hold warrants to purchase shares of our common stock and have not filed Form 3s or Form 4s, as applicable: Matthew Ghourdjian, Vincent Mesolella, Daniel F. Terry, Jr. and Minh N. Le.

ITEM 11.  EXECUTIVE COMPENSATION

As of December 31, 2012, we did not experience any cash flow event as a result of any payment to an executive.   We have not provided retirement benefits or severance or change of control benefits to our named executive officer, Gerard M. Jacobs.  Unexercised options or warrants issued as compensation held by our executive officers at the year ended 2012 are set out in the following table. Other than the options and warrants issuance described herein, no equity awards were made during the year ended December 31, 2012.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($) (i)	Total ($) (j)
Gerard M. Jacobs, CEO(1)	2012 2011	$ - $ -	$ - $ -	$ - $ -	$ - $920,719(2)	$ - $ -	$ - $ -	$ - $ -	$- $ 920,719
Matthew Ghourdjian, CTO(2)	2012 2011	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -
Daniel F. Terry, Jr., COO(3)	2012 2011	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -
Minh N. Le EVP(3)(4)	2012 2011	$ 258,750 $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ 258,750 $ -

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

(2)
Mr. Ghourdjian served as the CEO of Cogility Software until September 2011 when he became co-chairman of Acquired Sales’ board of directors and chief technology officer. As of the date of this report, Mr. Ghourdjian has not been paid a salary by Acquired Sales.

(3)
Messrs. Terry and Le hold warrants and/or options issued to them in connection with loans to the Company in the case of Mr. Terry and acquisition of DSTG in the case of Mr. Le. Please refer to “Item 12. Security Ownerhsip of Certain Beneficial Owners and Management.”

(4)	Mr. Le joined Acquired Sales upon the acquisition of DSTG in February 2012.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal years ended December 31, 2011 and 2012.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)(3)
Gerard M. Jacobs	2012 2011	- -	- -	- -	- -	- -	- -	- -
Joshua A. Bloom	2012 2011	- -	- -	$25,000 -	- -	- -	- -	$38,785 -
Roger S. Greene	2012 2011	- -	- -	$25,000 -	- -	- -	- -	$38,785 -
Michael McCaffrey	2012 2011	- -	- -	$25,000 -	- -	- -	- -	$38,785 -
Vincent J. Mesolella	2012 2011	- -	- -	$160,000 -	- -	- -	- -	$248,224 -
Richard E. Morrissy	2012 2011	- -	- -	$25,000 -	- -	- -	- -	$38,785 -
Matthew Ghourdjian	2012 2011	- -	- -	- -	- -	- -	- -	- -
James S. Jacobs	2012 2011	- -	- -	$30,000 -	- -	- -	- -	$46,542 -
(1)	The 2012 options entitle the holder to purchase shares of our common stock at a purchase price of $2.00 per share.
(2)
The weighted-average grant-date fair value of options granted during the three months ended December 31, 2012 was $1.5514 per share. The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

(3)	The current market price of the underlying common stock shares as of the date of this filing is approximately $3.75 per common share.

Compensation Discussion and Analysis

The Company does not have any paid employees and has not yet entered into long term executive or non-executive employment agreements, except Minh N. Le, our Executive Vice President and the CEO of our DSTG subsidiary, so as to limit the Company’s exposure and liability. As indicated elsewhere in this Report, the Company regularly engages outside consultants, accountants and other professional service providers for purposes of providing services to the Company.  The Company endeavors, where able, to issue options in lieu of cash compensation, so as to preserve capital where needed and limit cash risk exposure.

Historically, funding for the Company was sourced from management affiliates and their contacts, who collectively loaned approximately $1,500,000 in the past several years.  The Corporation limits cash compensation to outside or internal directors and does not have a cash compensation policy.  The Corporation believes that, given the extensive experience of Mr. Jacobs and the rest of the board of directors, and the current opportunity cost factor for each of them, as combined with the fact that each of them has continued to provide services without cash compensation, that the amount of historical compensation provided in the form of options is fair and reasonable for the Corporation.

Compensation Committee

Our directors and officers do not receive remuneration from us unless approved by the Board of Directors, but we may enter into employment agreements with officers in the future.  No such payment shall preclude any director from serving us in any other capacity and receiving compensation in connection with that service. Notwithstanding the foregoing, in the year ended December 31, 2012, with the exception of the equity payments set out in the section entitled “Compensation of Directors” no remuneration was paid any of our directors for services as director. We have a compensation committee consisting of Joshua A. Bloom, Roger S. Greene, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members.  Roger Greene as serves as the committee’s chairman.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

 Shares of common stock totaling 25,000 were acquired upon the exercise of options during the fiscal year ended December 31, 2012. The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012.  The options are exercisable at the respective prices listed below.

Outstanding Equity Awards At Fiscal Year End (see description of columns (a) through (j) below) Option Awards Stock Awards
(a) (b) (c) (d) (e) (f) (g) (h) (i) (j) Gerard M. Jacobs 605,000 - - $2.00 9/29/21 CEO 100,000 $0.001 11/4/20 471,698 $2.00 11/4/20 Minh N. Le 300,000 $3.18 2/13/17 V.P. 100,000 $8.00 6/30/17
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its Common Stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group.  Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 2,960,444 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Voting Securities

Gerard M. Jacobs (1)	2,671,005	90.2%
Matthew Ghourdjian (2)	2,671,005	90.2%
Joshua A. Bloom, M.D. (3)	30,000	0.1%
Roberti Jacobs Family Trust (4)	466,623	15.8%
Roger S. Greene (5)	180,708	6.1%
Michael D. McCaffrey (6)	30,000	0.1%
Richard E. Morrissy (7)	30,000	0.1%
Vincent J. Mesolella (8)	247,862	8.4%
Joseph S. Keller (9)	150,000	5.1%
Deborah Sue Ghourdjian Separate Property Trust (10)	763,344	25.8%
James S. Jacobs (11)	140,000	4.7%
Daniel F. Terry, Jr. (12)	734,500	24.8%
Minh N. Le (13)	704,986	23.8%
Total Officers and Directors as group (10 persons)	4,769,061(14)	161.1%

(1)
The address for Mr. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Jacobs, our co-chairman, chief executive officer, chief development officer, secretary, and treasurer has voting control over 1,813,321 shares, consisting of: (a) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Jacobs has voting control via a 2007 shareholders agreement; (b) 170,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Jacobs has voting control via a 2007 shareholders agreement; (c) 605,000 options at $2.00 per share, the vesting of which occurred upon the closing of the merger with Cogility; (d) 471,698 options at $2.00 per share and 100,000 options exercisable at $0.001 per share (originating from Cogility); and (e)  285,000 warrants at between $2.00 and $3.50 per share, owned by the Roberti Jacobs Family Trust, over which Mr. Jacobs has voting control via a 2007 shareholders agreement. The Deborah Sue Ghourdjian Separate Property Trust and Matthew Ghourdjian have signed a shareholder agreement that commits them to vote their shares consistent with the vote of Gerard M. Jacobs and Matthew Ghourdjian. As such, for the purposes of this disclosure, 857,684 shares held by the Trust and Matthew Ghourdjian are deemed beneficially owned by Gerard M. Jacobs for the purposes of voting.

(2)
Prior to the Merger, Mr. Ghourdjian owned 500,000 shares of Cogility common stock which was acquired in the Merger in exchange for 94,340 common shares of Acquired Sales common stock. The Deborah Sue Ghourdjian Separate Property Trust held 6,825,314 shares in Cogility, which was acquired in the Merger in exchange for 1,287,796 shares of Acquired Sales common stock of which the Deborah Sue Ghourdjian Separate Property Trust subsequently sold 597,000 of those shares of Acquired Sales common stock to Daniel F. Terry, Jr. in exchange for $525,000 of Cogility notes. After the sale of Cogility, Acquired Sales purchased those $525,000 of Cogility notes from the Deborah Sue Ghourdjian Separate Property Trust for $262,500 in cash and 82,548 shares of Acquired Sales common stock, of which 10,000 shares were issued to James S. Jacobs at the direction of the Trust. Mr. Ghourdjian is a beneficiary of the Deborah Sue Ghourdjian Separate Property Trust in the event of Ms. Ghourdjian’s death, but has no dispositive power over the Trust’s shares. The address for Mr. Ghourdjian is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Deborah Sue Ghourdjian Separate Property Trust and Gerard M. Jacobs have signed a shareholder agreement that commits them to vote their shares consistent with the vote of Gerard M. Jacobs and Matthew Ghourdjian.  For the purposes of this disclosure, 763,344 shares held by the Deborah Sue Ghourdjian Separate Property Trust and 1,813,321 shares controlled by Gerard M. Jacobs are deemed beneficially owned by Matthew Ghourdjian for the purposes of voting.

(3)
The address for Dr. Bloom is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Dr. Bloom does not own any shares of stock. However, he holds options to purchase 30,000 shares of our common stock at $2.00 per share.

(4)
The address for the Roberti Jacobs Family Trust is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Jacobs is one of the grantors of the trust corpus, Mr. Jacobs’ mother in law Joan B. Roberti is the trustee, and Mr. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust’s 466,623 shares consist of (a) 181,623 shares owned, and (b) 285,000 warrants owned at between $2.00 and $3.50 per share.

(5)
The address for Mr. Greene is 6 Joliet Drive, Coto de Caza, California 92679. Mr. Greene owns 113,208 shares of stock. In addition, he holds options and warrants to purchase a total of 67,500 shares of our common stock, consisting of (a) 30,000 options at $2.00 per share, (b) 25,000 options exercisable at $0.001 per share and (c) 12,500 warrants at $2.00 per share.

(6)
The address for Mr. McCaffrey is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. McCaffrey does not own any shares of stock. However, he holds options to purchase 30,000 shares of our common stock at $2.00 per share.

(7)
The address for Mr. Morrissy is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Morrissy does not own any shares of stock. However, he holds options to purchase 30,000 shares of our common stock at $2.00 per share.

(8)
The address for Mr. Mesolella is 27 Paddock Drive, Lincoln, Road Island 02865. Mr. Mesolella owns 7,862 shares of our common stock. He holds options and warrants to purchase a total of 240,000 shares of our common stock, consisting of (a) 165,000 options at $2.00 per share (b) 25,000 options exercisable at $0.001 per share and (c) 50,000 warrants at between $2.00 and $3.50 per share..

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

(11)	The address for Dr. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Dr. Jacobs own 10,000 shares of stock. He holds 100,000 warrants and 30,000 options at a $2.00 per share exercise price.
(12)
The address for Daniel F. Terry, Jr., our President and Chief Operating Officer, is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Terry owns 597,000 shares of our stock which he purchased from the Deborah Sue Ghourdjian Separate Property Trust. He holds 137,500 warrants exercisable at prices ranging between $2.00 and $3.50.

(13)
The address for Minh N. Le is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Le owns 211,986 shares of our stock, 100,000 of which he received in the acquisition of DSTG and 111,986 of which he purchased from Acquired Sales for $3.18 per share. He holds 400,000 options to purchase Acquired Sales common stock at exercise prices ranging between $3.18 and $8.00 per share. He holds warrants to purchase 93,000 shares of Acquired Sales common stock at $3.25 per share.

(14)
Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust, Gerard M. Jacobs, Matthew Ghourdjian, the Deborah Sue Ghourdjian Separate Property Trust, collectively total 2,671,005 shares (which total includes unexercised options and warrants which may be exercised at any time in the discretion of the holder) which may be voted together (without any double counting). The other directors and officers hold a total of 2,098,056 shares which includes unexercised options and warrants which may be exercised at any time in the discretion of the holder.

COMPENSATION PLANS
Equity Compensation Plans

None.

Option Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions executed or performed in 2011 and 2012 and currently proposed transactions in which we are a participant and the amount involved exceeds $120,000, as well as loans that we deem material, and in which any related person had or will have a direct or indirect material interest.

At December 31, 2012 the Company had recorded accrued compensation that includes $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $110,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967.

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

Operating Loans 2011 and 2012

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

In the quarter ending June 30, 2012, we borrowed $100,000 from Dan Terry, one of our officers. In connection with this note, we issued warrants to purchase 50,000 shares of our common stock to Mr. Terry. The related note payable, bears interest at 6% per annum, payable quarterly, and is due upon demand. In addition, during this period, we issued warrants to purchase 37,500 shares of our common stock in connection with a $75,000 loan to the company made by Mr. Terry in the first quarter of 2012. All of the foregoing warrants have an exercise price of $2.00 per share and expire 5 years from their respective issuance dates.

On July 16, 2012 and July 25, 2012 we borrowed $50,000 and $50,000, respectively, from Minh Le, one of our officers.  Attached to the notes payable were a total of 50,000 warrants to purchase common stock at a price of $3.25 per share. On July 9, 2012, we borrowed another $30,000 from Vincent J. Mesolella, one of our directors. Attached with this note payable were 15,000 warrants to purchase common stock at a price of $3.25 per share. On July 13, 2012, we borrowed $100,000 from Roberti Jacobs Family Trust, an entity related to Gerard M. Jacobs, an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.25 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates.

On July 25, 2012, our wholly owned DSTG subsidiary issued a note for $86,000 payable to Minh Le, one of our officers. Attached to the note payable were a total of 43,000 warrants to purchase common stock at a price of $3.25 per share.

On December 13, 2012 we borrowed $20,000, from Roberti Jacobs Family Trust.  Attached to the notes payable were a total of 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 13, 2012, we borrowed another $20,000 from Vincent J. Mesolella, one of our directors. Attached with this note payable were 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 14, 2012, we borrowed $100,000 from Daniel Terry, Jr., our President and COO. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.50 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates.

On December 18, 2012 Minh Le, one of our officers, advanced us $8,275 for short-term working capital needs.  The loan is without interest, unsecured and due upon demand.

2011 Note Offering

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

The following table presents fees for all professional services provided by Hansen, Barnett & Maxwell, P.C. for the audit of our consolidated financial statements for the years ended December 31, 2012 and December 31, 2011, and fees billed for other services rendered by Hansen, Barnett & Maxwell, P.C. during those periods.

Audit Fees. Fees for audit services totaled $139,820 in 2012 and $126,914 in 2011, including fees associated with the annual audit, the review of our quarterly reports on Form 10-Q, comfort letters, consents, assistance with and review of documents to be filed with the SEC and Section 404 consultation services.

Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning totaled $3,950 in 2012 and $2,500 in 2011.

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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008

Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010
Form 10-K	September 30, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

Schedule DEF 14-C Information Statement	August 9, 2011
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center – Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)

Form 8-K	October 4, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program

10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.: 0060, dated August 24, 2011
10.21	$4,000 Promissory Note – September 30, 2012
14.1	[Proposed] Code of Business Conduct and Ethics

Form 10-Q	May 21, 2012
10.22
Agreement dated as of October 17, 2011, by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Daniel F. Terry, Jr., Roberti Jacobs Family Trust, Acquired Sales Corp., Vincent J. Mesolella, and Minh Le

Form 10-Q
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012

10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary andBooz Allen Hamilton, dated November 1, 2012

Form 8-K	January 16, 2013
Stock Purchase Agreement dated January 12, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC.

This Form 10-K	March 29, 2013
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Reports on Form 8-K

Disposition of Cogility Subsidiary

On January 16, 2013 we filed an 8-K, as supplemented and amended on February 12, 2013, pursuant to Item 1.01: Entry into a Material Definitive Agreement, Item 2.01: Completion of Acquisition or Disposition of Assets, wherein we announced the sale of our subsidiary Cogility to privately held and unrelated limited liability company Drumright pursuant to a Stock Purchase Agreement dated January 12, 2013 (the “SPA”).  The 8-K stated that on February 11, 2013, we completed the disposition of assets. The sale of all of the capital stock of our subsidiary, Cogility, to Drumright was in exchange for $3,675,000 in cash, $300,000 in cash that was placed in a trust account for settlement of any potential claims, a $2,700,000 receivable and a $300,000 contingent receivable. The $2,700,000 is receivable as follows: $1,200,000 on August 11, 2013 and $1,500,000 on February 11, 2014. As part of the SPA, as amended, we were required to use the $3,675,000 down payment, to the extent necessary, to pay all of Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or capital stock. Cogility is in the process of signing a material contract with a contractor to the U.S. Government. The $300,000 contingent receivable is due on August 11, 2013; however, to the extent that funding of the material contract is delayed beyond March 1, 2013, the contingent receivable will be reduced by $100,000 per month of delay up to a maximum reduction of $300,000.  The funding of this material contract was achieved as of March 11, 2013, so we estimate that the contingent receivable will be reduced by a total of approximately $32,258.

The SPA contained customary and usual representations and warranties of the parties, along with various covenants to be observed and conditions to the obligations of each to close the SPA. A copy of the SPA was attached to our Current Report on Form 8-K dated January 16, 2013. A copy of the first amended SPA was filed with our amended Current Report on Form 8-K/A on February 12, 2013. Please refer to sections entitled “Legal Proceedings” and “Risk Factors” for contingencies relating to the SPA.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2013.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 29, 2013.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Matthew Ghourdjian
Matthew Ghourdjian
Director

/s/ Joshua A. Bloom, M.D.
Joshua A. Bloom, M.D.
Director

/s/ Roger S. Greene
Roger S. Greene
Director

/s/ James S. Jacobs, MD
James S. Jacobs, MD
Director

/s/ Michael D. McCaffrey
Michael D. McCaffrey
Director

/s/ Richard E. Morrissy
Richard E. Morrissy
Director

/s/ Vincent J. Mesolella
Vincent J. Mesolella
Director

ACQUIRED SALES CORP. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Acquired Sales Corp. and Subsidiaries as of December 31, 2012 and 2011, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogility Software Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, at December 31, 2012, the Company had negative working capital, a shareholders’ deficit and had an accumulated deficit. In addition, the Company suffered losses from continuing operations during the years ended December 31, 2012 and 2011 and used cash in its operating activities from continuing operations during the years ended December 31, 2012 and 2011. Additionally, as discussed in Notes 2 and 11, the Company sold 100% of the capital stock of its subsidiary, Cogility Software Corporation, which is its primary source of revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 29, 2013

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$186,914	$65,684
Accounts receivable	292,171	88,018
Receivables from employees	609	1,107
Prepaid expenses	14,301	-
Total Current Assets	493,995	154,809
Intangible Assets	338,358	-
Deposits	4,900	12,535
Property and Equipment Held-For-Sale	25,438	51,919
Total Assets	$862,691	$219,263
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$346,153	$401,229
Accrued liabilities	124,078	117,536
Billings in excess of costs on uncompleted contracts	376,650	640,022
Unearned revenue	-	59,208
Accrued compensation	880,723	436,394
Notes payable, current portion	130,070	130,070
Notes payable - related parties, current portion	1,489,275	540,829
Total Current Liabilities	3,346,949	2,325,288
Long-Term Liabilities
Notes payable, net of $39,520 and $60,555 unamortized net discount
and current portion	480,480	459,445
Notes payable - related parties, net of $30,399 and $43,669 unamortized net
discount and current portion	344,601	331,330
Total Long-Term Liabilities	825,081	790,775
Shareholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,877,896 and 2,602,896 shares outstanding, respectively	2,878	2,603
Additional paid-in capital	8,187,846	6,236,634
Accumulated deficit	(11,500,063)	(9,136,037)
Total Shareholders' Deficit	(3,309,339)	(2,896,800)
Total Liabilities and Shareholders' Deficit	$862,691	$219,263

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011
Revenue	$250,400	$-
Cost of Services	277,144	-
Gross Profit (Loss)	(26,744)	-
Selling, General and Administrative Expense	956,793	208,245
Amortization of Intangible Assets	263,167	-
Operating Expenses	1,219,960	208,245
Loss from Operations	(1,246,704)	(208,245)
Loss from Extinguishment of Debt	41,646	-
Interest Expense	155,617	19,103
Loss from Continuing Operations	(1,443,967)	(227,348)
Loss from Discontinued Operations, net of tax	(920,059)	(4,073,000)
Net Loss	$(2,364,026)	$(4,300,348)
Basic and Diluted Loss per Share
Continuing Operations	$(0.52)	$(0.10)
Discontinued Operations	$(0.34)	$(1.76)
Basic and Diluted Loss per Share	$(0.86)	$(1.86)

Weighted-Average Shares Outstanding	2,753,729	2,306,710

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2010	2,175,564	$2,175	$3,409,474	$(4,835,689)	$(1,424,040)
Services contributed by shareholder,
no additional shares issued	-	-	250,000	-	250,000
Conversion of notes payable to share-
holders, no additional shares issued	-	-	1,446,800	-	1,446,800
Conversion of notes payable to share-
holders	119,848	120	380,993	-	381,113
Issuance of common stock for cash	15,724	16	49,984		50,000
Share-based compensation	-	-	706,704	-	706,704
Assumption of the Acquired Sales
Corp.'s net liabilities	291,760	292	(7,321)	-	(7,029)
Net loss	-	-	-	(4,300,348)	(4,300,348)
Balance, December 31, 2011	2,602,896	2,603	6,236,634	(9,136,037)	(2,896,800)
Services contributed by shareholder,
no additional shares issued	-	-	250,000	-	250,000
Exercise of stock options	25,000	25	-	-	25
Issuance of common stock for
services	150,000	150	149,850	-	150,000
Issuance of warrants to purchase
common stock	-	-	322,435	-	322,435
Share-based compensation	-	-	449,905	-	449,905
Warrants issued in debt extinguishment	-	-	99,820	-	99,820
Acquisition of the Defense & Security
Technology Group, Inc. net assets	100,000	100	679,202	-	679,302
Net loss	-	-	-	(2,364,026)	(2,364,026)
Balance, December 31, 2012	2,877,896	$2,878	$8,187,846	$(11,500,063)	$(3,309,339)

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(2,364,026)	$(4,300,348)
Loss from discontinued operations	920,059	4,073,000
Adjustments to reconcile loss to net cash used in
operating activities:
Share-based compensation	449,905	190,956
Amortization of discount on notes payable	88,472	(2,715)
Amortization of prepaid expenses	150,000	-
Amortization of intangible assets	263,167	-
Acquisition related compensation	32,649	-
Loss from extinguishment of debt	41,646	-
Depreciation	2,567	-
Changes in operating assets and liabilities:
Accounts receivable	138,649	-
Accounts payable	-	2,120
Billings in excess of costs on uncompleted contracts	(306,829)	-
Accrued compensation	100,000	-
Net cash used in operating activities of continuing operations	(483,741)	(36,987)
Net cash used in operating activities of discontinued operations	(276,207)	(1,340,921)
Net cash used in operating activities	(759,948)	(1,377,908)
Cash Flows from Investing Activities
Cash acquired with purchase of Defense & Security Technology Group, Inc.	23,611	-
Net cash provided by investing activities of continuing operations	23,611	-
Net cash used in investing activities of discontinued operations	(5,733)	(27,940)
Net cash provided by (used in) investing activities	17,878	(27,940)
Cash Flow from Financing Activities
Principal payments on notes payable to related party	-	(33,000)
Issuance of common stock	25	-
Net cash provided by (used in) financing activities of continuing operations	25	(33,000)
Net cash provided by financing activities of discontinued operations	863,275	1,225,000
Net cash provided by financing activities	$863,300	$1,192,000

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2012	2011
Net Increase ( Decrease ) in Cash	$121,230	$(213,848)
Cash and Cash Equivalents at Beginning of Year	65,684	279,532
Cash and Cash Equivalents at End of Year	$186,914	$65,684

Supplemental Cash Flow Information
Cash paid for interest	$56,077	$20,720
Cash paid for income taxes	$800	$800

Supplemental Disclosure of Noncash Investing and Financing Activities
Note receivable from Cortez acquired by issuance of note payable to
Acquired Sales Corp.	$-	$20,000
Note payable to Acquired Sales Corp. issued in exchange for note
payable to related party	$-	$200,000
Note payable to Acquired Sales Corp. and related accrued interest
exchanged for notes payable	$-	$855,534
Conversion of note payable to shareholder, no additional shares issued	$-	$73,319
Shares issued in exchange for services	$150,000	$-
Liabilities of Acquired Sales Corp. assumed in exchange for the issuance
of common stock , stock options and warrants	$-	$7,029

Acquisition of Defense & Security Technology Group, Inc.:
Fair Value of Assets Acquired	$794,503	$-
Liabilities Assumed	(147,850)	-
Compensation Recognized	32,649	-
Fair value of common stock issued and stock options granted	$679,302	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
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

On February 13, 2012, Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). The results of DSTG’s operations have been included in the consolidated financial statements since that date.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility to Drumright in exchange for $3,675,000 in cash and a $3,000,000 receivable.  Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,675,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities remaining at the closing date including liabilities that were secured by Cogility’s assets or its capital stock. Acquired Sales was entitled to all accounts receivable earned prior to January 31, 2013.  The historical results of Cogility’s operations have been reclassified to discontinued operations.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and operations of Cogility Software Corporation for all periods presented, the accounts and operations of Acquired Sales Corp. from September 29, 2011 and accounts and operations of Defense & Security Technology Group, Inc. from February 14, 2012. These entities for these respective periods are referred to herein as “the Company.” Intercompany accounts and transactions have been eliminated on consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Significant estimates include share-based compensation, forfeiture rates and the potential outcome of future tax

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment – Property and equipment are recorded at cost less accumulated depreciation.  Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, traded in or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are three to five years. Depreciation expense for the years ended December 31, 2012 and 2011 was $34,781 and $45,023 respectively.

Software Development Costs– Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company's current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the years ended December 31, 2012, and 2011, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Hosting: During the year ended December 31, 2012 and 2011, the Company provided remote management, monitoring, data processing, updating or administrative support of applications software, servers, operating systems and other automation tools to customers. Revenue was comprised of recurring fees for licensing access to and the use of the Company’s application software as a service, on a subscription or on-demand basis over a contractual term. Related recurring fees were recognized as the services were provided. Related one-time set up fees were recognized on a straight-line basis over the longer of the contractual term or the expected life of the relationship.

Maintenance and Support Services: Maintenance and support services consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are recognized ratably over the term of the related agreement.

Concentration of Significant Customers – At December 31, 2012, accounts receivable from three customers accounted for 100% of total accounts receivable. In 2011, revenue from two customers totaled over 86% of total revenue earned. Revenue from these significant customers is included in discontinued operations.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method.

During the year ended December 31, 2012 and 2011 there were 2,336,981 and 1,785,126 employee stock options and 938,000 and 460,000 warrants outstanding, respectively. These were excluded from the computation of the diluted loss per share for the years ended December 31, 2012 and 2011 because their effects would have been anti-dilutive.

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

Reclassifications – Certain reclassifications have been made to the financial statements for the year ended December 31, 2011 to conform to the December 31, 2012 presentation.  The reclassifications had no effect on net loss.

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $11,500,063 as of December 31, 2012. During the year ended December 31, 2012, the Company recognized $250,400 in revenue from continuing operations, suffered a loss of $1,443,967 from continuing operations and $920,059 from discontinued operations for a total loss of $2,364,026.  The Company used $483,741 of cash in its operating activities from continuing operations and $276,207 of cash in its operating activities from discontinued operations for total cash used in operating activities of $759,948.  At December 31, 2012, the Company had negative working capital of $2,852,954 and a stockholders’ deficit of $3,309,339. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  In an effort to alleviate the Company’s lack of liquidity, the Company sold 100% of the stock of its subsidiary, Cogility Software Corporation (Cogility) on February 11, 2013 (See Note 11).  However, the sale of Cogility eliminates the Company’s primary source of revenue. As a result, there can be no assurance that the Company will not need additional financing or that the Company will be profitable after the sale of Cogility in order to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACQUISITIONS

Acquired Sales Corp. - On September 29, 2011, Acquired Sales Corp. (“Acquired Sales”) completed the acquisition of Cogility Software Corporation (“Cogility”) whereby Cogility was merged with and into a newly-formed subsidiary of Acquired Sales. Cogility was considered the accounting acquirer and the merger was recognized as a recapitalization of Cogility.

As of September 29, 2011, Acquired Sales had been a non-operating public shell corporation with no significant operations or assets except for notes receivable from Cogility that were eliminated in consolidation. Acquired Sales was not a business for purposes of determining whether a business combination occurred. The acquisition of Acquired Sales was recognized as the issuance of 291,760

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of common stock, the issuance of 460,000 warrants exercisable at $2.00 per share through September 30, 2016, and the issuance of 630,000 stock options exercisable at $2.00 per share through September 29, 2021, in exchange for the assumption of $7,029 of accounts payable from Acquired Sales.

Defense & Security Technology Group, Inc. – Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”) on February 13, 2012. The results of DSTG’s operations have been included in the consolidated financial statements since that date. DSTG collaborates with clients to help its leaders make distinctive decisions leading to substantial improvements in enterprise performance. Founded in 2007, DSTG is currently fulfilling a limited number of contracts for military and commercial customers.

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

The purchase of DSTG was a business combination recognized by the acquisition method of accounting. Goodwill was not recognized on the transaction; however, Acquired Sales recognized $32,649 of compensation to the owner of DSTG separately from the recognition of the assets acquired and the liabilities assumed in the business combination. The compensation expense and $40,461 of acquisition-related costs were included in selling, general and administrative expense during the year ended December 31, 2012. The fair value of the assets acquired and the liabilities assumed were measured based on significant inputs that are not observable in the market and are considered Level 3 fair value inputs. The fair value of the assets acquired, liabilities assumed and compensation recognized was as follows:

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the $601,525 of acquired intangible assets relate to non-contractual customer relationships with U.S. government procurement departments. The customer relationships had an estimated useful life of approximately 2 years. The Company recognized amortization expense for the customer relationships of $263,167 for the year ended December 31, 2012.

The amounts of DSTG’s revenue and loss included in the accompanying consolidated statement of operations for the years ended December 31, 2012 and 2011, and the supplemental pro forma revenue and loss of the combined entity had the acquisition dates of Acquired Sales and DSTG been January 1, 2012 or January 1, 2011, are as follows:

	For the Year Ended
	Ended December 31,
	2012	2011
DSTG actual:
Revenue	$250,400	$-
Loss	$(133,061)	$-
Supplemental pro forma:
Revenue	$641,822	$228,130
Loss	$(2,190,652)	$(5,048,712)

NOTE 4 – EARNINGS AND COSTS ON UNCOMPLETED CONTRACT

At December 31, 2012 the Company was in the process of providing a software license, hardware and services to three customers. Revenue and costs on the uncompleted contracts were deferred at December 31, 2012 and will be recognized upon completion of the contracts. Contract billings in excess of contract costs on uncompleted contracts at December 31, 2012 and 2011 were as follows:

	December 31,	December 31,
	2012	2011
Billings to date	$814,105	$813,601
Less: Costs on uncompleted contracts	(437,455)	(173,579)
Billings in Excess of Costs on Uncompleted Contracts	$376,650	$640,022

When the contracts existing in 2012 are completed, $744,356 of revenues will be recognized in discontinued operations and $69,749 of revenue will be recognized in continuing operations.  These Contracts are expected to be completed and recognized during the year ended 2013.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment held for sale consists of the following at December 31 2012 and 2011:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012	2011
Computer equipment	$206,084	$201,235
Computer software	2,083,184	2,082,300
Leasehold improvements	2,019	2,019
Funiture and fixtures	22,959	3,675
Total property and equipment	2,314,246	2,289,229
Less: accumulated depreciation	(2,288,808)	(2,237,310)
Net property and equipment	$25,438	$51,919

NOTE 6– RELATED PARTY TRANSACTIONS

At December 31, 2012 the Company had recorded accrued compensation that includes $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $110,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967.

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

NOTE 7– NOTES PAYABLE

Notes Payable to Related Parties – At December 31, 2012, the Company had notes payable to a significant shareholder, affiliated with an officer of the Company for $525,000. The notes are unsecured, non-interest bearing and due upon demand. The Company has entered into an agreement with the significant shareholder that, at such time as the Company is financially able to do so and at the reasonable discretion of the chief executive officer of the Company, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 85,548 shares common stock. Based on the fair value of the Company’s common stock on the date of the agreement of $3.18 per share, the significant shareholder received a contingent beneficial conversion feature in connection with the agreement. On February 11, 2013, the Company extinguished the note under the terms of the agreement and recognized a $9,543 loss on extinguishment of the notes payable.

At December 31, 2012, the Company had $375,000 of notes payable to related parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At December 31, 2012, the carrying amount of the notes payable was $344,601, net of $30,399 of unamortized discount.

On January 30, 2012 an officer advanced the Company $75,000 for short term working capital needs.  The loan was without interest, unsecured and due upon demand. On April 1, 2012, the terms of the loan were renegotiated such that the loan bears interest at 6% per annum, payable quarterly, and is due upon

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

demand. In addition the officer was awarded 37,500 warrants to purchase common stock at a price of $2.00 per share.  All of the warrants expire 5 years from their respective issuance dates. The fair value of the 37,500 warrants issued was estimated to be $58,174 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 52.61%; risk-free interest rate of 0.33%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $58,174.

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

On June 4, 2012 the Company borrowed an additional $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. The related note payable bears interest at 6% per annum, payable quarterly, and is due upon demand. All of the warrants expire 5 years from their issuance dates.

In association with the notes payable of $100,000, the fair value of the 50,000 warrants issued was estimated to be $75,010 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 50.62%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their relative fair values and resulted in $57,134 being allocated to the notes payable and $42,866 allocated to the warrants. Because the notes are due on demand, the $42,866 discount to the notes payable was immediately recognized as interest expense.

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

On December 13, 2012 the Company borrowed $20,000, from an entity related to an officer of the Company.  Attached to the notes payable were a total of 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 13, 2012, the Company borrowed another $20,000 from a director of the Company. Attached with this note payable were 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 14, 2012, the Company borrowed $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.50 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates.

In association with the aggregate notes payable of $140,000, the fair value of the 70,000 warrants issued was estimated to be $74,122 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 56.49%; risk-free interest rate of 0.26%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $77,067 being allocated to the notes payable and $62,933 allocated to the warrants. Because the notes are due on demand, the $62,933 discount to the notes payable was immediately recognized as interest expense.

On December 18, 2012 an officer of the Company advanced the Company $8,275 for short-term working capital needs.  The loan is without interest, unsecured and due upon demand.

The details of the terms of the notes payable to related parties and their carrying amounts were as follows at December 31, 2012 and December 31, 2011:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2012	2011
Non-interest bearing notes payable to an entity related to an officer of the
Company; unsecured; due on demand	$525,000	$525,000
3% $375,000 Notes payable to related parties; due December 31, 2014;
interest payable quarterly; secured by all of the assets of the Company; net
of $30,399 and $43,669 unamortized discount based on imputed interest rate of 7.60%	344,601	331,330
6% Notes payable to related parties; due upon demand;
interest payable quarterly	870,000	-
10% $15,000 Notes payable to an entity related to an officer of the Company
paid in full in July, 2012	-	15,829
Non-interest bearing notes payable to a shareholder and officer of the
Company; unsecured; due on demand	8,275	-
Distribution payable to the former DSTG shareholder	86,000	-

Total Notes Payable - Related Parties	1,833,876	872,159
Less: Current portion	(1,489,275)	(540,829)
Long-Term Notes Payable - Related Parties	$344,601	$331,330

Notes Payable – At December 31, 2012, notes payable to a lending company totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans; as such imputed interest would not have been material to the accompanying financial statements.

At December 31, 2012, the Company had $520,000 of notes payable to third parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At December 31, 2012, the carrying amount of the notes was $480,480, net of $39,520 of unamortized discount.

The details of the terms of the notes payable and their carrying amounts were as follows at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Non-interest bearing notes payable to a lending company; unsecured;
due on demand	$130,070	$130,070
3% $520,000 Notes payable; due December 31, 2014; interest payable quarterly; secured by all of the assets of the Company; net of $39,520 and $60,555
unamortized discount based on imputed interest rate of 7.60%	480,480	459,445
Total Notes Payable	610,550	589,515
Less: Current portion	(130,070)	(130,070)
Long-Term Notes Payable	$480,480	$459,445

NOTE 8– SHAREHOLDERS’ DEFICIT
During the years ended December 31, 2012 and December 31, 2011, the chief executive officer provided services to the Company, which services were determined by the board of directors to have had a fair value of $250,000 for each period. The Company has recognized a capital contribution of $250,000 during each of the years ended December 31, 2012 and December 31, 2011 for the services provided by the executive officer.

On March 31, 2012, the Company granted stock options to directors for the purchase of 290,000 shares of common stock at $2.00 per share. The options vested on the date granted. The grant-date fair value of

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Following is a summary of stock option activity as of December 31, 2012 and 2011 and changes during the years then ended:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2010	1,117,924	$1.80
Granted	705,000	1.90
Forfeited	(37,735)	3.53
Exercised	(63)	2.12
Outstanding, December 31, 2011	1,785,126	1.82
Granted	690,000	3.38
Expired	(113,145)	1.65
Exercised	(25,000)	-
Outstanding, December 31, 2012	2,336,981	$2.29	7.33	$ 2,088,338
Exercisable, December 31, 2012	2,336,981	$2.29	7.33	$ 2,088,338

Share-based compensation expense charged against operations during the years ended December 31, 2012 and 2011 was $449,905 and $706,704, respectively, and was included in selling, general and administrative expenses. There was no income tax benefit recognized. As of December 31, 2012, all compensation expense related to stock options had been recognized.

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

The following is a summary of warrants outstanding at December 31, 2012 and changes during the year then ended:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2010	-	-
Granted	460,000	$2.00
Outstanding, December 31, 2011	460,000	2.00
Granted	478,000	2.63
Outstanding, December 31, 2012	938,000	$2.29	13.23	$ 1,339,000
Exercisable, December 31, 2012	938,000	$2.29	13.23	$ 1,339,000

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9– INCOME TAXES

During the years ended December 31, 2012 and 2011, the Company did not incur any current tax on its continuing operations and there was no deferred tax provision or benefit from continuing operations.

At December 31, 2012, the Company has U.S. Federal net operating loss carry forwards of $5,937,379 that will expire in 2024 through 2032 if not used by those dates and California state net operating loss carry forwards of $5,392,713 will expire in 2015 through 2032 if not used by those dates.

As of December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2009 through 2012. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2012	2011
Tax benefit at statutory rate (35%)	$(505,388)	$(79,572)
State tax benefit, net of federal benefit	(65,700)	(10,344)
Non-deductible expenses	139,435	-
Change in valuation allowance	431,654	89,916
Provision for Income Taxes	$-	$-

The tax effects of temporary differences and carry forwards that gave rise to the net deferred income tax asset as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Deferred tax assets
Operating loss carry forwards	$3,019,332	$2,448,895
Stock-based compensation	443,433	296,816
Accrued liabilities and other items	21,260	178,261
Depreciation	(11,066)	(13,506)
Less: Valuation allowance	(3,472,959)	(2,910,466)
Net Deferred Income Tax Asset	$-	$-

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leased one facility in Providence, Rhode Island under an operating lease.  The lease expired on February 15, 2013.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the years ended December 31, 2012 or December 31, 2011. In addition, the Company agreed to pay the third party a fee of 7% on any new capital raised that results from their services.

One of Cogility’s employees claims that he has filed a wage claim against Cogility for $302,000 with the California Labor Board.  Cogility intends to vigorously defend against this claim.  The range of potential loss from this claim is up to $302,000 and the Company believes it has adequately provided for this potential claim in the accompanying consolidated financial statements.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these other matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

NOTE 11– DISCONTINUED OPERATIONS

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,675,000 in cash and a $3,000,000 receivable. The $3,000,000 is receivable $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims.  Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. Acquired Sales retained a contract to create “legal analytics” software.

Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breaches of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Despite the fact that Acquired Sales' management was not aware of the existence of the second amendment until Drumright’s notification in March 2013, in the event that Drumright determines that such second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim for indemnification against the Company or otherwise could file a lawsuit against Acquired Sales. The Company estimates that the range of potential loss from this claim is up to $3,200,000 and will affect the amount of gain the Company will recognize from the sale of Cogility.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The historical results of Cogility’s operations have been reclassified to discontinued operations for the years included in the accompanying consolidated financial statements. Operating results of Cogility included in discontinued operations for the years ended December 31, 2012 and 2011 were as follows:

	For the Year Ended
	Ended December 31,
	2012	2011

Revenues	$2,033,557	$460,496
Cost of services	992,448	192,503
Gross Profit	1,041,109	267,993
Selling and general and administrative expenses	1,642,066	4,296,064
Loss from operations	(600,957)	(4,028,071)
Loss from extinguishment of debt	58,174	-
Interest expense	260,128	44,129
Loss before provision for income taxes	(919,259)	(4,072,200)
Income taxes	800	800
Net Loss from Discontinued Operations	$(920,059)	$(4,073,000)