Form 10-Q
period 2013-03-31
ACQUIRED SALES CORP
filed 2013-05-17
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

i

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,963,896 shares of common stock, par value $.001 per share, outstanding as of May 14, 2013.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

ii

ACQUIRED SALES CORP.

- INDEX -

iii

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

The results for the period ended March 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

 ACQUIRED SALES CORP. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2013 and 2012

ACQUIRED SALES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corp.

We have reviewed the accompanying condensed consolidated balance sheets of Acquired Sales Corp. as of March 31, 2013, and the related statements of operations, shareholders’ deficit, and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim condensed financial information statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
May 16, 2013

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$502,174	$186,914
Restricted cash	300,000	-
Accounts receivable	23,250	292,171
Receivables from employees	938	609
Prepaid expenses	-	14,301
Total Current Assets	826,362	493,995
Intangible Assets	263,167	338,358
Deposits	4,900	4,900
Property and Equipment	4,735	-
Property and Equipment Held-For-Sale	-	25,438
Total Assets	$1,099,164	$862,691
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$136,692	$346,153
Accrued liabilities	-	124,078
Billings in excess of costs on uncompleted contracts	152,449	376,650
Accrued compensation	105,547	880,723
Notes payable, current portion	-	130,070
Notes payable - related parties, current portion	-	1,489,275
Total Current Liabilities	394,688	3,346,949
Long-Term Liabilities
Notes payable, net of $39,520 unamortized net discount
and current portion	-	480,480
Notes payable - related parties, net of $30,399 unamortized net
discount and current portion	-	344,601
Total Long-Term Liabilities	-	825,081
Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,963,896 and 2,877,896 shares outstanding, respectively	2,964	2,878
Additional paid-in capital	8,459,602	8,187,846
Accumulated deficit	(7,758,090)	(11,500,063)
Total Shareholders' Equity (Deficit)	704,476	(3,309,339)
Total Liabilities and Shareholders' Equity (Deficit)	$1,099,164	$862,691

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Ended
	March 31,
	2013	2012
Revenue	$-	$48,500
Cost of Services	-	9,380
Gross Profit	-	39,120
Selling, General and Administrative Expense	74,390	513,956
Amortization of Intangible Assets	75,190	37,595
Operating Expenses	149,580	551,551
Loss from Operations	(149,580)	(512,431)
Loss from Extinguishment of Debt	79,463	-
Interest Expense	4,719	15,063
Loss from Continuing Operations	(233,762)	(527,494)
Gain on Disposal of Discontinued Operations	3,731,389	-
Income from Discontinued Operations	244,346	2,563
Net Income (Loss)	$3,741,973	$(524,931)
Basic Earnings (Loss) per Share
Continuing Operations	$(0.08)	$(0.20)
Discontinued Operations	1.35	-
Basic Earnings (Loss) per Share	$1.27	$(0.20)

Diluted Earnings (Loss) per Share
Continuing Operations	$(0.06)	$(0.20)
Discontinued Operations	0.94	-
Diluted Earnings (Loss) per Share	$0.88	$(0.20)

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2013
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2011	2,602,896	$2,603	$6,236,634	$(9,136,037)	$(2,896,800)
Services contributed by shareholder,
no additional shares issued	-	-	62,500	-	62,500
Issuance of warrants to purchase
common stock	-	-	141,973	-	141,973
Share-based compensation	-	-	449,905	-	449,905
Acquisition of the Defense & Security
Technology Group, Inc. net assets	100,000	100	679,202	-	679,302
Net loss	-	-	-	(524,931)	(524,931)
Balance, March 31, 2012	2,702,896	2,703	7,570,214	(9,660,968)	(2,088,051)

Balance, December 31, 2012	2,877,896	$2,878	$8,187,846	$(11,500,063)	$(3,309,339)

Stock issued in debt extinguishment	86,000	86	271,756	-	271,842

Net income	-	-	-	3,741,973	3,741,973
Balance, March 31, 2013	2,963,896	$2,964	$8,459,602	$(7,758,090)	$704,476

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For the Three Month Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net Income (loss )	$3,741,973	$(524,931)
Income/gain from discontinued operations	(3,975,735)	(2,563)
Adjustments to reconcile income (loss) to net cash provided by (used in)
operating activities:
Services contributed by shareholder, no additional shares issued	-	62,500
Share-based compensation	-	449,905
Amortization of discount	-	149,986
Amortization of intangible assets	75,190	37,595
Acquisition related compensation	-	32,649
Depreciation	-	150
Loss from extinguishment of debt	79,463	-
Changes in operating assets and liabilities:
Accounts payable	(14,469)	(2,120)
Accrued liabilities	(1,297)	-
Billings in excess of costs on uncompleted contracts	(40,216)	-
Accrued compensation	1,981	24,383
Net cash provided by (used in) operating activities of continuing operations	(133,110)	227,554
Net cash used in operating activities of discontinued operations	(969,919)	(730,974)
Net cash used in operating activities	(1,103,029)	(503,420)
Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	3,975,000	-
Restricted cash	(300,000)	-
Purchase of property and equipment	(4,736)	-
Advances to employees	(129)	-
Cash acquired with purchase of Defense & Security Technology Group, Inc.	-	23,611
Net cash provided by investing activities of continuing operations	3,670,135	23,611
Net cash used in investing activities of discontinued operations	-	(2,591)
Net cash provided by investing activities	3,670,135	21,020
Cash Flow from Financing Activities
Payments on notes payable	(650,070)	-
Payments on notes payable - related parties	(1,601,776)	-
Proceeds from borrowing under notes payable to related parties and issuance of warrants	-	460,000
Net cash provided by (used in) financing activities	$(2,251,846)	$460,000
Net Increase (Decrease) in Cash	$315,260	$(22,400)
Cash and Cash Equivalents at Beginning of Period	186,914	65,684
Cash and Cash Equivalents at End of Period	$502,174	$43,284

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

	For the Three Month Ended
	March 31,
	2013	2012
Supplemental Cash Flow Information
Cash paid for interest	$3,683	$7,049
Cash paid for income taxes	$-	$800

Supplemental Disclosure of Noncash Investing and Financing Activities

Repayment of note payable to related party with stock	$262,586	$-

Acquisition of Defense & Security Technology Group, Inc.:
Fair Value of Assets acquired	$-	$794,503
Liabilities assumed	-	(147,850)
Compensation recognized	-	32,649
Fair value of common stock issued and stock options granted	$-	$679,302

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

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable.  Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities remaining at the closing date including liabilities that were secured by Cogility’s assets or its capital stock. Acquired Sales was entitled to all accounts receivable earned prior to January 31, 2013.  The historical results of Cogility’s operations have been reclassified to discontinued operations.

The Company agreed to indemnify Drumright for losses caused by breaches of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Despite the fact that Acquired Sales' management was not aware of the existence of the second amendment until Drumright’s notification in March 2013, in the event that Drumright determines that such second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim for indemnification against the Company or otherwise could file a lawsuit against Acquired Sales. The Company estimates that the range of potential loss from this claim is up to $3,200,000 and will affect the amount of gain the Company will recognize from the sale of Cogility. In addition, the Company believes the collection of the accounts receivable earned prior to January 31, 2013 is also at risk and will reduce the amount of gain the Company will recognize from the sale of Cogility by the amount of those receivables.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts and operations of Cogility Software Corporation to February 11, 2013, the accounts and operations of Acquired Sales Corp. from September 29, 2011 and accounts and operations of Defense & Security Technology Group, Inc. from February 14, 2012. The entities for these respective periods are referred to herein as “the Company.” Intercompany accounts and transactions have been eliminated on consolidation.

Basic and Diluted Loss Per Common Share – Basic loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings per share for the months ended March 31, 2013 and 2012.

	For the Three Month Ended
	March 31,
	2013	2012
Loss from continuing operations	$(233,762)	$(527,494)
Income from discontinued operations	3,975,735	2,563
Net income (loss)	$3,741,973	$(524,931)
Basic Weighted-Average Shares Outstanding	2,935,229	2,669,563
Effect of dilutive securities:
Stock options	938,428	-
Warrants	357,067	-
Diluted Weighted-Average Shares Outstanding	4,230,724	2,669,563
Basic Earnings (Loss) per Share
Continuing operations	$(0.08)	$(0.20)
Discontinued operations	1.35	-
Basic Earnings (Loss) per Share	$1.27	$(0.20)
Diluted Earnings (Loss) per Share
Continuing Operations	$(0.06)	$(0.20)
Discontinued Operations	0.94	-
Diluted Earnings (Loss) per Share	$0.88	$(0.20)

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There were 100,000 employee stock options and no warrants outstanding during the three months ended March 31, 2013 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.  There were 2,343,679 employee stock options and 622,500 warrants outstanding during the three months ended March 31, 2012 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maintenance and Support Services: Maintenance and support services consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are recognized ratably over the term of the related agreement.

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,758,090 as of March 31, 2013. During the three months ended March 31, 2013, the Company recognized a loss of  $233,762 from continuing operations and income of $3,975,735 from discontinued operations for a total income of $3,741,973. The Company used $133,110 of cash in its operating activities from continuing operations and used $969,919 of cash in its operating activities from discontinued operations for total cash used in operating activities of $1,103,029.  At March 31, 2013, the Company had working capital of $431,674 and stockholders’ equity of $704,476.  The Company’s financial position improved during the three months ended March 31, 2013 largely due to the sale of Cogility.  However, the sale of Cogility also eliminates the Company’s primary source of revenue. As a result, there can be no assurance that the Company will not need additional financing or that the Company will be profitable in the future in order to continue as a going concern.

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

The purchase of DSTG was a business combination recognized by the acquisition method of accounting. Goodwill was not recognized on the transaction; however, Acquired Sales recognized $32,649 of compensation to the owner of DSTG separately from the recognition of the assets acquired and the liabilities assumed in the business combination. The compensation expense and $40,461 of acquisition-related costs were included in selling, general and administrative expense during the year ended December 31, 2012. The fair value of the assets acquired and the liabilities assumed were measured based on significant inputs that are not observable in the market and are considered Level 3 fair value inputs. The fair value of the assets acquired, liabilities assumed and compensation recognized was as follow:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

All of the $601,525 of acquired intangible assets relate to non-contractual customer relationships with U.S. government procurement departments. The customer relationships had an estimated useful life of approximately 2 years. The Company recognized amortization expense for the customer relationships of $75,190 and $37,595 for the three months ended March 31, 2013 and 2012 respectively.

The amounts of DSTG’s revenue and loss included in Acquired Sales Corp.’s condensed consolidated statement of operations for the three months ended March 31, 2012 and the revenue and loss of the combined entity had the acquisition dates of DSTG been January 1, 2012 are as follows:

	Revenue	Loss
Actual for the three months ended March 31, 2012	$8,500	$(99,060)
Supplemental pro forma for the three months ended
March 31, 2012	$1,350,506	$(389,158)

NOTE 4 – EARNINGS AND COSTS ON UNCOMPLETED CONTRACTS

At March 31, 2013 the Company was in the process of providing services to two customers. Revenue and costs on the uncompleted contracts were deferred at March 31, 2013 and will be recognized upon completion of the contracts. Contract billings in excess of contract costs on uncompleted contracts at March 31, 2013 and December 31, 2012 were as follows:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2013	2012
Billings to date	$739,500	$814,105
Less: Costs on uncompleted contracts	(587,051)	(437,455)
Billings in Excess of Costs on Uncompleted Contracts	$152,449	$376,650

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2012 the Company had recorded accrued compensation that includes $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $110,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967.  Under the terms of the Cogility purchase agreement all but $105,547 of the accrued compensation was paid with the proceeds of the escrow account.

On September 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, the Company had signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions, with payment deferred until 30 days after the closing of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. Under the severance agreement the former executive officer is to receive a one-time bonus of $35,000 and deferred compensation of $18,432 payable upon the completion of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000.  Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

Notes Payable to Related Parties – At December 31, 2012, the Company had notes payable to a significant shareholder, affiliated with an officer of the Company for $525,000. The notes are unsecured, non-interest bearing and due upon demand. The Company has entered into an agreement with the significant shareholder that, at such time as the Company is financially able to do so and at the reasonable discretion of the chief executive officer of the Company, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 85,548 shares common stock. Based on the fair value of the Company’s common stock on the date of the agreement of $3.18 per share, the significant shareholder received a contingent beneficial conversion feature in connection with the agreement. The Company recognized a loss of $10,980 that is included in loss from extinguishment of debt for the three months ended March 31, 2013.  Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

At December 31, 2012, the Company had $375,000 of notes payable to related parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At February 11, 2013, the carrying amount of the notes payable was $344,601, net of $30,399 of unamortized discount. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account. The Company recognized a loss of $30,399 on early extinguishment of debt relating to unamortized discount.

On January 30, 2012 an officer advanced the Company $75,000 for short term working capital needs.  The loan was without interest, unsecured and due upon demand. On April 1, 2012, the terms of the loan were renegotiated such that the loan bears interest at 6% per annum, payable quarterly, and is due upon demand. In addition the officer was awarded 37,500 warrants to purchase common stock at a price of $2.00 per share.  All of the warrants expire 5 years from their respective issuance dates. The fair value of the 37,500 warrants issued was estimated to be $58,174 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 52.61%; risk-free interest rate of 0.33%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $58,174. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the acquisition of DSTG on February 13, 2012, the Company assumed an $86,000 distribution payable to the former DSTG shareholder. The liability is without interest, due upon demand and unsecured.  On July 25, 2012, the terms of the loan were renegotiated such that the loan bears interest at 6% per annum, payable quarterly, and is due upon demand. In addition the officer was awarded 43,000 warrants to purchase common stock at a price of $3.25 per share.  All of the warrants expire 5 years from their respective issuance dates. The fair value of the 43,000 warrants issued was estimated to be $41,646 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 47.80%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $41,646. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

On February 14, 2012, the Company borrowed $200,000 from a director of the Company. Attached with the note payable were 100,000 warrants to purchase common stock at a price of $2.00 per share.  On March 13, 2012, the Company borrowed another $25,000 from a director of the Company. Attached with this note payable were 12,500 warrants to purchase common stock at a price of $2.00 per share. On March 29, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share.  All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates.  Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

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

On June 4, 2012 the Company borrowed an additional $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. The related note payable bears interest at 6% per annum, payable quarterly, and is due upon demand. All of the warrants expire 5 years from their issuance dates. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On July 16 and 25, 2012 the Company borrowed $50,000 and $50,000, respectively, from an officer of the Company.  Attached to the notes payable were a total of 50,000 warrants to purchase common stock at a price of $3.25 per share. On July 9, 2012, the Company borrowed another $30,000 from a director of the Company. Attached with this note payable were 15,000 warrants to purchase common stock at a price of $3.25 per share. On July 13, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.25 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

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

On December 13, 2012 the Company borrowed $20,000, from an entity related to an officer of the Company.  Attached to the notes payable were a total of 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 13, 2012, the Company borrowed another $20,000 from a director of the Company. Attached with this note payable were 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 14, 2012, the Company borrowed $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.50 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates. Under the terms of the Cogility purchase agreement all of the notes payable were paid in full with the proceeds of the escrow account.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At March 31, 2013 an officer of the Company had advanced the Company a total of $32,500 for short-term working capital needs.  The loan is without interest, unsecured and due upon demand.  Under the terms of the Cogility purchase agreement the advance was paid in full with the proceeds of the escrow account.

The details of the terms of the notes payable to related parties and their carrying amounts were as follows at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Non-interest bearing notes payable to an entity related to an officer of the
Company; unsecured; settled in February 2013	$-	$525,000
3% Notes payable to related parties; secured by all of the assets
of the Company; settled in February 2013	-	344,601
6% Notes payable to related parties; settled in February 2013	-	870,000
Non-interest bearing notes payable to a shareholder and officer of the
Company; unsecured; settled in February 2013	-	8,275
Distribution payable to the former DSTG shareholder settled	-	86,000
in February 2013
Total Notes Payable - Related Parties	-	1,833,876
Less: Current portion	-	(1,489,275)
Long-Term Notes Payable - Related Parties	$-	$344,601

NOTE 6– NOTES PAYABLE

Notes Payable –At December 31, 2012, notes payable to a lending company totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company did not impute interest on the loans as such imputed interest would not have been material to the accompanying financial statements. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

At December 31, 2012, The Company had $520,000 of notes payable to third parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At December 31, 2013, the carrying amount of the notes was $480,480, net of $39,520 of unamortized discount. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account. The Company recognized a loss of $39,520 on early extinguishment of debt relating to unamortized discount.

The details of the terms of the notes payable and their carrying amounts were as follows at March 31, 2013 and December 31, 2012:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2013	2012
Non-interest bearing notes payable to a lending company; unsecured;
settled in February 2013	$-	$130,070
3% $520,000 Notes payable; secured by all of the assets of the
Company; settled in February 2013	-	480,480
Total Notes Payable	-	610,550
Less: Current portion	-	(130,070)
Long-Term Notes Payable	$-	$480,480

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

During the three months ended March 31, 2012, the chief executive officer and shareholder of the Company provided services to the Company, which services were determined by the board of directors to have had a fair value of $62,500 for each period. The Company has recognized a capital contribution of $62,500 during the three months ended  March 31, 2012 for the services provided by the executive officer.

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

Following is a summary of stock option activity as of March 31, 2013 and changes during the three months then ended:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2012	2,336,981	2.29
Forfeited	(163,207)	(1.76)
Outstanding, March 31, 2013	2,173,774	$2.32	7.33	$2,088,338
Exercisable, March 31, 2013	2,173,774	$2.32	7.33	$2,088,338

The Company had 938,000 warrants outstanding at March 31, 2013 at a weighted average exercise price of  $2.29 a share, a weighted average remaining contractual term of 13.23 year and an aggregrate intrinsic value of $1,339,000.

Share-based compensation expense charged against operations during the three months ended March 31, 2012 was $449,905 and was included in selling, general and administrative expenses. There was no income tax benefit recognized. As of March 31, 2013, all compensation expense related to stock options had been recognized.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the three months ended March 31, 2013 or March 31, 2012.

One of Cogility's employees claims that he has filed a wage claim against Cogility for $302,000 with the California Labor Board. It is the Company's understanding that the California Labor Board declined to consider this claim, and advised the Cogility employee that he should more appropriately pursue his wage claim in the courts. If the Cogility employee pursues his wage claim in the courts, the Company intends to vigorously defend against such claim. The range of potential loss from this claim is up to $302,000 and the Company believes it has adequately provided for this potential claim in the accompanying consolidated financial statements.

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

NOTE 9– SALE OF SUBSIDIARY

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable. The $3,000,000 is receivable as follows: $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims.  Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. Acquired Sales retained a contract to create “legal analytics” software.

Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breaches of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Despite the fact that Acquired Sales' management was not aware of the existence of the second amendment until Drumright’s notification in March 2013. In the event that Drumright determines that such second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim for indemnification against the Company or otherwise could file a lawsuit against Acquired Sales. The Company estimates that the range of potential loss from this claim is up to $3,200,000 and will affect the amount of gain the Company will recognize from the sale of Cogility. In addition, the Company believes the collection of the accounts receivable earned prior to January 31, 2013 is also at risk and will reduce the amount of gain the Company will recognize from the sale of Cogility by the amount of those receivables.  The gain on sale of Cogility was $3,731,389.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The historical results of Cogility’s operations have been reclassified to discontinued operations for the three months and are included in the accompanying consolidated financial statements. Operating results of Cogility included in discontinued operations for the three months ended March 31, 2013 and 2012 were as follows:

	For the Three Months
	Ended March 31,
	2013	2012

Revenues	$345,220	$910,583
Cost of services	105,762	306,999
Gross Profit	239,458	603,584
Selling and general and administrative expenses	191,914	456,609
Income from operations	47,544	146,975
Income from extinguishment of debt	(202,573)	-
Interest expense	4,971	143,612
Loss before provision for income taxes	245,146	3,363
Income taxes	800	800
Net Income from Discontinued Operations	$244,346	$2,563

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

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable.  Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities remaining at the closing date including liabilities that were secured by Cogility’s assets or its capital stock. Acquired Sales was entitled to all accounts receivable earned prior to January 31, 2013.  The historical results of Cogility’s operations have been reclassified to discontinued operations.

The Company agreed to indemnify Drumright for losses caused by breaches of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Despite the fact that Acquired Sales' management was not aware of the existence of the second amendment until Drumright’s notification in March 2013, in the event that Drumright determines that such second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim for indemnification against the Company or otherwise could file a lawsuit against Acquired Sales. The Company estimates that the range of potential loss from this claim is up to $3,200,000 and affected the amount of gain the Company recognized from the sale of Cogility by excluding from the gain on sale any potential collection of the $3,000,000 receivable. In addition, the Company believes the collection of the accounts receivable earned prior to January 31, 2013 is also at risk and reduced the amount of gain the Company recognized from the sale of Cogility by the amount of those receivables.

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,758,090 as of March 31, 2013. During the three months ended March 31, 2013, the Company recognized a loss of $233,762 from continuing operations and income of $3,975,735 from discontinued operations for a total income of $3,741,973.  The Company used $133,110 of cash in its operating activities from continuing operations and used $969,919 of cash in its operating activities from discontinued operations for total cash used in operating activities of $1,103,029.  At March 31, 2013, the Company had working capital of $431,674 and stockholders’ equity of $704,476.  The Company’s financial position improved during the three months ended March 31, 2013 largely due to the sale of Cogility.  However, the sale of Cogility also eliminates the Company’s primary source of revenue. As a result, there can be no assurance that the Company will not need additional financing or that the Company will be profitable in the future in order to continue as a going concern.

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

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable.  Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities remaining at the closing date including liabilities that were secured by Cogility’s assets or its capital stock. Acquired Sales was entitled to all accounts receivable earned prior to January 31, 2013.  The historical results of Cogility’s operations have been reclassified to discontinued operations.

The Company agreed to indemnify Drumright for losses caused by breaches of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Despite the fact that Acquired Sales' management was not aware of the existence of the second amendment until Drumright’s notification in March 2013, in the event that Drumright determines that such second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim for indemnification against the Company or otherwise could file a lawsuit against Acquired Sales. The Company estimates that the range of potential loss from this claim is up to $3,200,000 and affected the amount of gain the Company recognized from the sale of Cogility by excluding from the gain on sale any potential collection of the $3,000,000 receivable. In addition, the Company believes the collection of the accounts receivable earned prior to January 31, 2013 is also at risk and reduced the amount of gain the Company recognized from the sale of Cogility by the amount of those receivables.

Acquired Sales through its wholly owned subsidiary DSTG continues to collaborates with clients to help its leaders make distinctive decisions leading to substantial improvements in enterprise performance. Founded in 2007, DSTG is currently fulfilling a limited number of contracts for military and commercial customers.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of March 31, 2013 and December 31, 2012, as well as cash flows for the three months ended March 31, 2013 and 2012.

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$502,174	$186,914
Working capital	431,674	(2,852,954)
Long-term debt	-	825,081

	For the Three Months Ended
	March 31
	2013	2012
Cash provided by ( used in ) operating activities from continuing operations	$(133,110)	$227,554
Cash used in operating activities from discontinued operations	(969,919)	(730,974)
Cash provided by investing activities from continuing operations	3,670,135	23,611
Cash used in investing activities from discontinuing operations	-	(2,591)
Cash provided by (used in ) financing activities	(2,251,846)	460,000

At March 31, 2013 the Company had cash of $502,174 and $23,250 of accounts receivable.  Total current assets at March 31, 2013 were $826,362 an amount adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions.  Current liabilities at March 31, 2013 included $136,692 of accounts payable; $152,449 of billings in excess of costs on uncompleted contracts; and $105,547 of accrued employee costs.  Billings in excess of costs on uncompleted contracts represent deferred revenues net of costs on contracts that are currently in process and accounted for under the completed contract method of accounting.  Notes payable and notes payable to related party represents debt incurred by the Company to fund operating activities.   Amounts owed to employees represents deferred payroll and payroll taxes, commissions and reimbursable expenses.

During the three months ended March 31, 2013 the Company used nearly all of the cash proceeds from the sale of Cogility in the amount of $3,975,000 to pay off its corporate debt and obligations leaving the Company with $502,174 in cash at March 31, 2013.

Comparison of March 31, 2013 and March 31, 2012

The Company recognized income from operations of $3,741,973, mainly due to a one time gain on the sale of its subsidiary Cogility Software Corporation. The Company incurred a loss from continuing operations of $233,762 mainly due to revenues net of costs on contracts in process recognized upon completion. The Company through its wholly owned subsidiary DSTG has two contracts in progress at March 31, 2013 whose revenues in excess of costs are deferred until such time the contracts are completed.  Income from discontinued operations of $3,975,735 includes gain on sale of Cogility of $3,731,389. The Company has greatly reduced its overhead costs with the sale of Cogility.  Our current labor force consists of one full time and one part time employee.  All other labor is hired on a contract basis.  This has substantially reduced the Company’s fixed costs on a go forward basis.

The Company incurred a net loss of $527,494 from continuing operations and realized income from discontinued operations of $2,563 for the three months ended March 31, 2012 mainly due to the lack of revenues generated for the period as well as the recognition of stock option and stock warrant expense.  Under the completed contract method of accounting revenues for contract in progress are deferred net of costs, until such time the contract is completed. The Company had three contracts in process whose revenues net of costs were being deferred until such time the contracts are complete.  The nature of the Company’s operations made it difficult to scale back costs in periods of reduced revenue. The Company’s labor force was our largest cost, the employees were specifically trained and extremely difficult to replace.

The Company used cash from continuing operations of $133,110 and $969,919 from discontinued operations  for the three months ended March 31, 2013 primarily due to the repayment of nearly all accounts payable and accrued expenses in accordance with the Cogility purchase agreement. The Company was provided cash from continuing operations of $227,554 and used cash of $730,974 from discontinued  operations for the three months ended March 31, 2012.  Cash provided from continuing operations was the result of increases in noncash expenditures relating to share based compensation and amortization of discount.  Cash used in discontinued operations was the result of increases in billings in excess of costs on uncompleted contracts as well as reductions in accounts payable and an increase in accounts receivable.

The Company had net cash provided by investing activities from continuing operations of $3,670,135 for the three months ended March 31, 2013 primarily due to cash received from the sale of Cogility. This is compared to $23,611 of cash provided by investing activities from continuing operations and $2,591 used in discontinued operations for the three months ended March 31, 2012.

The Company used $2,251,846 of cash in its financing activities to pay down all the corporate debt in accordance with the Cogility purchase agreement during the three months ended March 31, 2013. This compared to $460,000 of cash provided by financing activities during the three months ended March 31, 2012.

During the three months ended March 31, 2013, cash increased by $315,260 leaving the Company with $502,174 in unrestricted cash at March 31, 2013. This is compared to a $22,400 decrease in cash during the three months ended March 31, 2012.

The Company has two contracts in process at March 31, 2013, with anticipated billings of approximately $1,400,000, however there can be no assurance whatsoever that the Company will continue to generate significant income in the future. The Company continues to pursue new contracts from both the U.S. defense and intelligence communities and from commercial customers through its wholly owned subsidiary DSTG, however, there can be no assurance whatsoever that such effort will be successful or will result in revenues to Acquired Sales Corp. on any particular timetable or in any particular amounts. The Company has a history of losses as evidenced by the accumulated deficit at March 31, 2013 of $7,758,090.

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

Comparison of the three months ended March 31, 2013 to March 31, 2012

Revenue – There was no revenue from continuing operations for the three months ended March 31,2013 and there was $48,500 income from continuing operation for the three months ended March 31, 2012.  This represents a decrease of $48,500 and represents the revenue of DSTG only.  Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  Revenue from discontinued operations was  $345,220 and $910,583 for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of $565,363. Discontinued operations represent the operations of Cogility Software Corporation.  The Company closed several contracts during the three months ended March 31, 2013 and 2012, including contracts that had been in process at December 31, 2012 and 2011.

Cost of Revenue – There was no cost of revenue from continuing operations for the three months ended March 31, 2013 and $9,380 from continuing operation for the three months ended March 31, 2012.  This represents a decrease of $9,380 and represents the cost of revenue of DSTG only.  DSTG had closed a single contract during three months ended March 31, 2012.  Cost of revenues consists mainly of labor costs.   With the sale of Cogility, DSTG must rely on outsourced labor to provide services for its contracts in process. Cost of revenue from discontinued operations was  $105,762 and $306,999 for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of $201,237.  Discontinued operations represent the operations of Cogility Software Corporation.  The Company closed several contracts during the three months ended March 31,2012, including contracts that had been in process at December 31, 2011 increasing the associated cost of revenue

Cost of services for continuing and discontinued operations for the three months ended March 31, 2013 and 2012, includes direct costs of labor, employee benefits and related travel.

The changes with respect to our revenues and our cost of revenue for the three months ended March 31, 2013 and 2012 are summarized as follows:

	For the Three Months
	Ended March 31,
	2013	2012	Change

REVENUE
From continuing operations	-	48,500	(48,500)
From discontinued operations	345,220	910,583	(565,363)
Total Revenue	$345,220	$959,083	$(613,863)

COST OF REVENUE
From continuing operations	-	9,380	(9,380)
From discontinued operations	105,762	306,999	(201,237)
Total Cost of Revenue	105,762	316,379	(210,617)
Gross Profit	$239,458	$642,704	$(403,246)

Although the preceding table summarizes the net changes with respect to our revenues and our cost of revenue for the three ended March 31, 2013 and 2012, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Selling, General and Administrative Expense – Selling, general and administrative expense, including non-cash compensation expense from continuing operations, was $74,390 for the three months ended March 31, 2013, compared to $513,956  for the three months ended March 31, 2012, representing a decrease of $439,566, or 85.5%. The decrease in our selling, general and administrative expense related to a decrease in stock based compensation expense.

Net Income  (Loss) – The Company recognized income from operations of $3,741,973, mainly due to a one time gain on the sale of its subsidiary Cogility Software Corporation. The Company incurred a loss from continuing operations of $233,762 mainly due to revenues net if costs on contracts in process recognized upon completion. The Company through its wholly owned subsidiary DSTG has two contracts in progress at March 31, 2013 whose revenues in excess of costs are deferred until such time the contracts are completed.  Income from discontinued operations of $3,975,735 includes gain on sale of Cogility of $3,731,389. The Company has greatly reduced its overhead costs with the sale of Cogility.  Our current labor force consists of one full time and one part time employee.  All other labor is hired on a contract basis.  This has substantially reduced the Company’s fixed costs on a go forward basis.

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

Software Development Costs – Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company's current products and fees paid to outside consultants. Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended March 31, 2013and 2012, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

Concentration of Significant Customers –At March 31, 2013, accounts receivables from one customer accounted for 100% of total accounts receivable.  The Company had two contracts in process at March 31, 2013.

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

Basic and Diluted Loss Per Share Basic loss per common share is determined by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 100,000 employee stock options and no warrants outstanding during the three months ended March 31, 2013 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.  There were 2,343,679 employee stock options and 622,500 warrants outstanding during the three months ended March 31, 2012 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.

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

The Company has a $525,000 outstanding non interest bearing note payable to an entity related to an officer of the Company, which is unsecured and due upon demand. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

During the year ended December 31, 2012 the Company borrowed at total of $885,275 from various related parties to fund operations.  The Notes bear interest at 6% per annum, payable quarterly, are unsecured and are due upon demand. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

At December 31, 2012, the Company had $375,000 of notes payable to related parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value.  Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

In connection with the acquisition of DSTG on February 13, 2012, the Company assumed an $86,000 distribution payable to the former DSTG shareholder. The liability is without interest, due upon demand and unsecured.  On July 25, 2012, the terms of the loan were renegotiated such that the loan bears interest at 6% per annum, payable quarterly, and is due upon demand. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

At February 11, 2013 an officer of the Company advanced the Company $32,500 for short-term working capital needs.  The loan is without interest, unsecured and due upon demand.   Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

At December 31, 2012, the Company had $520,000 of notes payable to third parties that are secured by all the assets of the Company, bear interest at 3% per annum and are due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value.  Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

At December 31, 2012, notes payable to a lending company totaled $130,070, are unsecured, non-interest bearing and due on demand. The Company has not imputed interest on the loans; as such imputed interest would not have been material to the accompanying financial statements. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

On June 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, we signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions, with payment deferred until 30 days after the closing of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. Under the severance agreement the former executive officer will receive a one-time bonus of $35,000 and deferred compensation of $18,432 payable upon the completion of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. The former executive officer was also to be paid additional deferred compensation of $9,662 by  September 30, 2011, but this amount was paid on November 3, 2011. In addition, the severance agreement modified the terms of stock options held by the former executive officer for the purchase 66,667 common shares such that the stock options will not expire until June 14, 2012. Stock options for the purchase of 133,334 common shares were forfeited.   Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

On June 24, 2011 an employee resigned and entered into a severance agreement with the Company.  Under the severance agreement, payment of $8,224 of vacation pay was deferred and to be paid the earlier of the completion of a $2,000,000 private placement offering or September 23, 2011. In addition, the severance agreement modified the terms of stock options held by the former employee for the purchase of 133,000 common shares such that the stock options will not expire until June 24, 2012.  Stock options for the purchase of 67,000 common shares were forfeited. Under the terms of the Cogility purchase agreement the liability was paid in full with the proceeds of the escrow account.

One of Cogility's employees claims that he has filed a wage claim against Cogility for $302,000 with the California Labor Board. It is the Company's understanding that the California Labor Board declined to consider this claim, and advised the Cogility employee that he should more appropriately pursue his wage claim in the courts. If the Cogility employee pursues his wage claim in the courts, the Company intends to vigorously defend against such claim. The range of potential loss from this claim is up to $302,000 and the Company believes it has adequately provided for this potential claim in the accompanying consolidated financial statements.

The Company agreed to indemnify Drumright for losses caused by breaches of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. Despite the fact that Acquired Sales' management was not aware of the existence of the second amendment until Drumright’s notification in March 2013, in the event that Drumright determines that such second amendment to the license agreement will result in losses to Drumright, Drumright could make a claim for indemnification against the Company or otherwise could file a lawsuit against Acquired Sales. The Company estimates that the range of potential loss from this claim is up to $3,200,000 and affected  the amount of gain the Company recognized from the sale of Cogility.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None; not applicable.

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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008

Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010

Form 10-K	March 31, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

Schedule DEF 14-C	August 9, 2011
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center – Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)

Form 8-K	October 4, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program Budget & Asset Management Tool Proof of Concept Pilot, dated July 15, 2011
10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.: 0060, dated August 24, 2011
10.21	$4,000 Promissory Note – September 30, 2012
14.1	[Proposed] Code of Business Conduct and Ethics

10-Q	May 21, 2012
10.22
Agreement dated as of October 17, 2011, by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Daniel F. Terry, Jr., Roberti Jacobs Family Trust, Acquired Sales Corp., Vincent J. Mesolella, and Minh Le

10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary andBooz Allen Hamilton, dated November 1, 2012

8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013
99.1	Press Release

8-K/A	February 12, 2013
10.26	Amendment No. 1 Stock Purchase Agreement

This 10-Q	March 29, 2013
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Dated: May 15, 2013
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer