Form 10-Q
period 2013-06-30
ACQUIRED SALES CORP
filed 2013-08-13
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,960,444 shares of common stock, par value $.001 per share, outstanding as of August 7, 2013.

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

The results for the period ended June 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$217,263	$186,914
Restricted cash	300,000	-
Accounts receivable	-	292,171
Due from Cogility	167,431	-
Due from sale of subsidiary	1,000,000	-
Costs in excess of billings on uncompleted contracts	48,038	-
Receivables from employees	939	609
Prepaid expenses	21,980	14,301
Total Current Assets	1,755,651	493,995
Intangible Assets, net	187,977	338,358
Deposits	4,900	4,900
Property and Equipment, net	4,341	-
Property and Equipment Held-for-Sale	-	25,438
Total Assets	$1,952,869	$862,691
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Trade accounts payable	$94,288	$346,153
Accrued liabilities	-	124,078
Billings in excess of costs on uncompleted contracts	-	376,650
Accrued compensation	107,724	880,723
Notes payable, current portion	-	130,070
Notes payable - related parties, current portion	-	1,489,275
Total Current Liabilities	202,012	3,346,949
Long-Term Liabilities
Notes payable, net of current portion	-	480,480
Notes payable - related parties, net of current portion	-	344,601
Total Long-Term Liabilities	-	825,081
Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,963,896 shares and 2,877,896 shares outstanding, respectively	2,964	2,878
Additional paid-in capital	8,459,602	8,187,846
Accumulated deficit	(6,711,709)	(11,500,063)
Total Shareholders' Equity (Deficit)	1,750,857	(3,309,339)
Total Liabilities and Shareholders' Equity (Deficit)	$1,952,869	$862,691

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$140,360	$241,900	$140,360	$250,400
Cost of Services	104,494	266,590	104,494	277,137
Gross Profit ( Loss)	35,866	(24,690)	35,866	(26,737)
Selling, General and Administrative Expense	81,728	141,733	156,116	655,688
Amortization of Intangible Assets	75,190	75,190	150,380	112,786
Operating Expenses	156,918	216,923	306,496	768,474
Loss from Operations	(121,052)	(241,613)	(270,630)	(795,211)
Loss from Extinguishment of Debt	-	(58,174)	(79,463)	(58,174)
Interest Expense	-	(15,217)	(4,719)	(30,279)
Loss from Continuing Operations	(121,052)	(315,004)	(354,812)	(883,664)
Gain on Disposal of Discontinued Operations	994,678	-	4,726,068	-
Income (Loss) from Discontinued Operations	172,753	(333,143)	417,098	(289,414)
Net Income (Loss)	$1,046,379	$(648,147)	$4,788,354	$(1,173,078)
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.04)	$(0.11)	$(0.12)	$(0.32)
Discontinued Operations	0.39	(0.12)	1.74	(0.11)
Net Income (Loss)	$0.35	$(0.23)	$1.62	$(0.43)

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2013
(UNAUDITED)

					Total
			Additional		Shareholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2011	2,602,896	$2,603	$6,236,634	$(9,136,037)	$(2,896,800)
Services contributed by shareholder,
no additional shares issued	-	-	125,000	-	125,000
Exercise of stock options	25,000	25	-	-	25
Issuance of common stock for services	150,000	150	149,850	-	150,000
Issuance of warrants to purchase
common stock	-	-	184,839	-	184,839
Warrants isued in debt extinguishment	-	-	58,174	-	58,174
Share-based compensation	-	-	449,905	-	449,905
Acquisition of the Defense & Security
Technology Group, Inc. net assets	100,000	100	679,202	-	679,302
Net loss	-	-	-	(1,173,078)	(1,173,078)
Balance, June 30, 2012	2,877,896	$2,878	$7,883,604	$(10,309,115)	$(2,422,633)

Balance, December 31, 2012	2,877,896	$2,878	$8,187,846	$(11,500,063)	$(3,309,339)

Stock issued in debt extinguishment	86,000	86	271,756	-	271,842

Net income	-	-	-	4,788,354	4,788,354
Balance, June 30, 2013	2,963,896	$2,964	$8,459,602	$(6,711,709)	$1,750,857

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Month Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss )	$4,788,354	$(1,173,078)
Adjustments to reconcile income (loss) to net cash provided by (used in)
operating activities:
(Income) loss from discontinued operations	(5,143,166)	289,414
Services contributed by shareholder, no additional shares issued	-	125,000
Share-based compensation	-	449,905
Amortization of prepaid expenses	-	30,978
Amortization of discount on notes payable	-	201,021
Amortization of intangible assets	150,381	112,786
Acquisition related compensation	-	32,649
Depreciation	395	602
Loss from extinguishment of debt	79,463	58,174
Changes in operating assets and liabilities:
Accounts receivable	23,250	-
Accounts payable	(56,875)	22,924
Accrued liabilities	(1,298)	-
Costs in excess of billings, net of billings in excess of costs, on uncompleted contracts	(40,216)	-
Accrued compensation	4,157	17,510
Net cash provided by (used in) operating activities of continuing operations	(195,555)	167,885
Net cash used in operating activities of discontinued operations	(1,192,385)	(640,519)
Net cash used in operating activities	(1,387,940)	(472,634)
Cash Flows from Investing Activities
Proceeds from sale of discontinued operations	3,975,000	-
Restricted cash	(300,000)	-
Purchase of property and equipment	(4,736)	-
Advances to employees	(129)	(45)
Cash acquired with purchase of Defense & Security Technology Group, Inc.	-	23,611
Net cash provided by investing activities of continuing operations	3,670,135	23,566
Net cash used in investing activities of discontinued operations	-	(2,591)
Net cash provided by investing activities	3,670,135	20,975
Cash Flow from Financing Activities
Payments on notes payable	(650,070)	-
Payments on notes payable - related parties	(1,601,776)	-
Proceeds from borrowing under notes payable to related parties and issuance of warrants	-	500,000
Issuance of common stock	-	25
Net cash provided by (used in) financing activities of continuing operations	(2,251,846)	500,025
Net Increase in Cash	30,349	48,366
Cash and Cash Equivalents at Beginning of Period	186,914	65,684
Cash and Cash Equivalents at End of Period	$217,263	$114,050

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

	For the Six Months Ended
	June 30,
	2013	2012
Supplemental Cash Flow Information
Cash paid for interest	$3,683	$18,949
Cash paid for income taxes	$-	$800

Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in extinguishment of debt to related party	$271,842	$-
Acquisition of Defense & Security Technology Group, Inc.:
Fair value of assets acquired	$-	$794,503
Liabilities assumed	-	(147,850)
Compensation recognized	-	32,649
Fair value of common stock issued and stock options granted	$-	$679,302

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – On February 13, 2012, Acquired Sales Corp (“Acquired Sales” or the “Company”) purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). The results of DSTG’s operations have been included in the consolidated financial statements since February 13, 2012.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility Software Corporation (“Cogility”) to Drumright.  The historical results of Cogility’s results of operations have been reclassified to discontinued operations.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts and operations of Acquired Sales for all periods presented, the accounts and discontinued operations of Cogility Software Corporation to February 11, 2013 and accounts and operations of Defense & Security Technology Group, Inc. from February 14, 2012. The entities for these respective periods are referred to herein as “the Company.” Intercompany accounts and transactions have been eliminated on consolidation.

Basic and Diluted Loss Per Common Share – The computation of basic earnings (loss) per share amounts are determined by dividing loss from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share amounts are calculated by dividing these same items by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Month Ended				For the Six Month Ended
	June 30,				June 30,
	2013		2012		2013		2012
Loss from continuing operations		$(121,052)		$(315,004)		$(354,812)	$(883,664)
Income (loss) from discontinued operations		1,167,431		(333,143)		5,143,166	(289,414)
Net income (loss)		$1,046,379		$(648,147)		$4,788,354	$(1,173,078)
Basic and Diluted Weighted-Average
Shares Outstanding		2,963,896		2,769,563		2,949,563	2,719,563
Basic and Diluted Earnings (Loss) per Share
Continuing operations	$	$(0.04)	$	$(0.11)	$	$(0.12)	$(0.32)
Discontinued operations		0.39		(0.12)		1.74	(0.11)
Net Income (Loss)		$$0.35	$	$(0.23)		$$1.62	$(0.43)

There were 2,173,774 stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,336,981 stock options and 710,000 warrants outstanding during the three and six months ended June 30, 2012 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $6,711,709 as of June 30, 2013. During the six months ended June 30, 2013, the Company recognized a loss of $354,812 from continuing operations and income of $5,143,166 from discontinued operations for a total income of $4,788,354. The Company used $195,555 of cash in its operating activities from continuing operations. The sale of Cogility eliminated the Company’s primary source of revenue. As a result, there can be no assurance that the Company will not need additional financing or that the Company will be profitable in the future in order to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ACQUISITION

Defense & Security Technology Group, Inc. – Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”) on February 13, 2012. The results of DSTG’s operations have been included in the consolidated financial statements since that date. DSTG is currently fulfilling one contract for a commercial customer.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

All of the $601,525 of acquired intangible assets relate to non-contractual customer relationships with U.S. government procurement departments. The customer relationships had an estimated useful life of approximately 2 years. The Company recognized amortization expense for the customer relationships of $150,380 and $112,786 for the six months ended June 2013 and 2012 respectively.

The amounts of DSTG’s revenue and loss from continuing operations included in Acquired Sales Corp.’s condensed consolidated statement of operations for the three and six months ended June 30, 2012 and the revenue and loss from continuing operations of the combined entity had the acquisition of DSTG been January 1, 2012 are as follows:

		Loss from
		Continuing
	Revenue	Operations
Actual for the three months ended June 30, 2012	$241,900	$(136,766)
Actual for the six months ended June 30, 2012	250,400	(235,826)
Supplemental pro forma for the three months ended
June 30, 2012	241,900	(315,004)
Supplemental pro forma for the six months ended
June 30, 2012	$641,822	$(81,438)

NOTE 4 –COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

At June 30, 2013 the Company was in the process of providing a software license, hardware and services to one customer. Revenue and costs on the uncompleted contract were deferred at June 30, 2013 and will be recognized upon completion of the contract. Contract costs in excess of billings and contract billings in excess of contract costs on uncompleted contracts at June 30, 2013 and December 31, 2012 were as follows:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
Costs incurred on uncompleted contracts	$798,038	$437,455
Billings to date on uncompleted contract	750,000	814,105
	$48,038	$(376,650)
Included in the accompanying condensed consoldiated
balance sheets under the following captions:
Costs in excess of billings on uncompleted contracts	$48,038	$-
Billings in excess of costs on uncompleted contracts	-	(376,650)
	$48,038	$(376,650)

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2012 the Company had recorded accrued compensation that includes $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $110,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967.  Under the terms of the sale of Cogility, all but $107,724 of the accrued compensation was paid during the six months ended June 30, 2013.

On September 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, the Company had signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions, with payment deferred until 30 days after the closing of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. Under the severance agreement the former executive officer is to receive a one-time bonus of $35,000 and deferred compensation of $18,432 payable upon the completion of a private placement of common stock or debt convertible into common stock in the total amount of at least $2,000,000. The liability was paid in full during the six months ended June 30, 2013.

Notes Payable to Related Parties – At December 31, 2012, the Company had notes payable to a significant shareholder, affiliated with an officer of the Company for $525,000. The notes were unsecured, non-interest bearing and due upon demand. The Company had entered into an agreement with the significant shareholder that, at such time as the Company was financially able to do so and at the reasonable discretion of the chief executive officer of the Company, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 86,000 shares common stock. Based on the fair value of the Company’s common stock on the date of the agreement of $3.18 per share, the significant shareholder received a contingent beneficial conversion feature in connection with the agreement. The Company recognized a loss of $10,980 that is included in loss from extinguishment of debt for the six months ended June 30, 2013. The liability was settled with the payment of $262,500 and the issuance of 86,000 shares of common stock during the six months ended June 30, 2013.

At December 31, 2012, the Company had $375,000 of notes payable to related parties that  were secured by all the assets of the Company, bore interest at 3% per annum and were due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At February 11, 2013, the carrying amount of the notes payable was $344,601, net of $30,399 of unamortized discount. The liability was paid in full during the six

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

months ended June 30, 2013. The Company recognized a loss of $30,399 on early extinguishment of debt relating to unamortized discount.

On January 30, 2012 an officer advanced the Company $75,000 for short-term working capital needs. The loan was without interest, unsecured and due upon demand. On April 1, 2012, the terms of the loan were renegotiated such that the loan bore interest at 6% per annum, payable quarterly, and was due upon demand. In addition the officer was awarded 37,500 warrants to purchase common stock at a price of $2.00 per share. All of the warrants expire 5 years from their respective issuance dates. The fair value of the 37,500 warrants issued was estimated to be $58,174 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 52.61%; risk-free interest rate of 0.33%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $58,174. The liability was paid in full during the six months ended June 30, 2013.

In connection with the acquisition of DSTG on February 13, 2012, the Company assumed an $86,000 distribution payable to the former DSTG shareholder. The liability was without interest, due upon demand and unsecured. On July 25, 2012, the terms of the loan were renegotiated such that the loan bore interest at 6% per annum, payable quarterly, and was due upon demand. In addition the officer was awarded 43,000 warrants to purchase common stock at a price of $3.25 per share. All of the warrants expire 5 years from their respective issuance dates. The fair value of the 43,000 warrants issued was estimated to be $41,646 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 47.80%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $41,646.  The liability was paid in full during the six months ended June 30, 2013.

On February 14, 2012, the Company borrowed $200,000 from a director of the Company. Attached with the note payable were 100,000 warrants to purchase common stock at a price of $2.00 per share. On March 13, 2012, the Company borrowed another $25,000 from a director of the Company. Attached with this note payable were 12,500 warrants to purchase common stock at a price of $2.00 per share. On March 29, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates. The notes were paid in full during the six months ended June 30, 2013.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 4, 2012 the Company borrowed an additional $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. The related note payable bore interest at 6% per annum, payable quarterly, and was due upon demand. All of the warrants expire 5 years from their issuance dates.  The liability was paid in full during the six months ended June 30, 2013.

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

On July 16 and 25, 2012 the Company borrowed $50,000 and $50,000, respectively, from an officer of the Company.  Attached to the notes payable were a total of 50,000 warrants to purchase common stock at a price of $3.25 per share. On July 9, 2012, the Company borrowed another $30,000 from a director of the Company. Attached with this note payable were 15,000 warrants to purchase common stock at a price of $3.25 per share. On July 13, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.25 per share. All of the related notes payable bore interest at 6% per annum, payable quarterly, and were due upon demand. All of the warrants expire 5 years from their respective issuance dates.  The liability was paid in full during the six months ended June 30, 2013.

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

On December 13, 2012 the Company borrowed $20,000, from an entity related to an officer of the Company.  Attached to the notes payable were a total of 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 13, 2012, the Company borrowed another $20,000 from a director of the Company. Attached with this note payable were 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 14, 2012, the Company borrowed $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.50 per share. All of the related notes payable bore interest at 6% per annum, payable quarterly, and were due upon demand. All of the warrants expire 5 years from their respective issuance dates.  The notes payable were paid in full during the six months ended June 30, 2013.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

their relative fair values and resulted in $77,067 being allocated to the notes payable and $62,933 allocated to the warrants. Because the notes are due on demand, the $62,933 discount to the notes payable was immediately recognized as interest expense.

At March 31, 2013 an officer of the Company had advanced the Company a total of $32,500 for short-term working capital needs. The loan was without interest, unsecured and due upon demand. The advance was paid in full during the six months ended June 30, 2013.

The details of the terms of the notes payable to related parties and their carrying amounts were as follows at June 30, 2013 and December 31, 2012:

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

NOTE 6– NOTES PAYABLE

Notes Payable – At December 31, 2012, notes payable to a lending company totaled $130,070, were unsecured, non-interest bearing and due on demand. The Company did not impute interest on the loans; as such imputed interest would not have been material to the accompanying financial statements. The liability was paid in full during the six months ended June 30, 2013.

At December 31, 2012, The Company had $520,000 of notes payable to third parties that were secured by all the assets of the Company, bore interest at 3% per annum and were due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At December 31, 2013, the carrying amount of the notes was $480,480, net of $39,520 of unamortized discount. The liability was paid in full during the six months ended June 30, 2013. The Company recognized a loss of $39,520 on early extinguishment of debt relating to the unamortized discount.

The details of the terms of the notes payable and their carrying amounts were as follows at June 30, 2013 and December 31, 2012:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
Non-interest bearing notes payable to a lending company; unsecured;
settled in February 2013	$-	$130,070
3% $520,000 Notes payable; secured by all of the assets of the
Company; settled in February 2013	-	480,480
Total Notes Payable	-	610,550
Less: Current portion	-	(130,070)
Long-Term Notes Payable	$-	$480,480

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

During the six months ended June 30, 2012, the chief executive officer and shareholder of the Company provided services to the Company, which services were determined by the board of directors to have had a fair value of $125,000. The Company has recognized a capital contribution of $125,000 during the six months ended June 30, 2012 for the services provided by the executive officer.

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

Following is a summary of stock option activity as of June 30, 2013 and changes during the six months then ended:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2012	2,336,981	$2.29
Forfeited	(163,207)	1.76
Outstanding, June 30, 2013	2,173,774	$2.32	6.47	$3,519,106
Exercisable, June 30, 2013	2,173,774	$2.32	6.47	$3,519,106

The Company had 938,000 warrants outstanding at June 30, 2013 at a weighted average exercise price of $2.29 per share, a weighted-average remaining contractual term of 3.36 years and an aggregate intrinsic value of $1,339,000.

Share-based compensation expense charged against operations during the six months ended June 30, 2013 and 2012 was $0 and $449,905,respectively, and was included in selling, general and administrative

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expenses. There was no income tax benefit recognized. As of June 30, 2013, all compensation expense related to stock options had been recognized.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received by Cogility from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the three and six months ended June 30, 2013 or June 30, 2012.

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

NOTE 9– SALE OF SUBSIDIARY

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable. The $3,000,000 was originally receivable as follows: $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims.  Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. Acquired Sales retained a contract to create “legal analytics” software.

Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. At March 31, 2013 the Company estimated that the range of potential loss from this claim was up to $3,200,000 and reduced the amount of gain the Company recognized from the sale of Cogility.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, at March 31, 2013 the Company believed the collection of the accounts receivable earned prior to January 31, 2013 was also at risk and reduced the amount of gain the Company recognized from the sale of Cogility by the amount of those receivables.

On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. In addition the parties agreed that Acquired Sales Corp was entitled to all accounts receivable earned prior to January 31, 2013. As a result of the Compromise and Release agreement, at June 30, 2013 the Company recognized an increase in the gain on disposal of discontinued operations in the amount of $994,678 for a total gain on sale of Cogility of $4,726,068.

The historical results of Cogility’s operations have been reclassified to discontinued operations. Operating results of Cogility included in discontinued operations for the three and six months ended March 31, 2013 and 2012 were as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Revenues	$181,660	$459,905	$526,880	$1,410,490
Cost of services	-	216,363	105,762	522,195
Gross profit	181,660	243,542	421,118	888,295
Selling and general and administrative expenses	8,907	527,852	200,822	984,463
Income (loss) from operations	172,753	(284,310)	220,296	(96,168)
Gain from extinguishment of debt	-	-	202,573	-
Interest expense	-	(48,833)	(4,971)	(192,446)
Income (loss) before provision for income taxes	172,753	(333,143)	417,898	(288,614)
Income taxes	-	-	800	800
Income (Loss) from Discontinued Operations	$172,753	$(333,143)	$417,098	$(289,414)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this 10Q, references to the “Company,” “Acquires Sales,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

On February 13, 2012, Acquired Sales Corp (“Acquired Sales” or the “Company”) purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). The results of DSTG’s operations have been included in the consolidated financial statements since February 13, 2012.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable. The $3,000,000 was originally receivable as follows: $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims.  Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. Acquired Sales retained a contract to create “legal analytics” software.

Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. At March 31, 2013 the Company estimated that the range of potential loss from this claim was up to $3,200,000 and reduced the amount of gain the Company recognized from the sale of Cogility. In addition, at March 31, 2013 the Company believed the collection of the accounts receivable earned prior to January 31, 2013 was also at risk and reduced the amount of gain the Company recognized from the sale of Cogility by the amount of those receivables.

On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. In addition the parties agreed that Acquired Sales Corp was entitled to all accounts receivable earned prior to January 31, 2013. As a result of the Compromise and Release agreement, at June 30, 2013 the Company recognized an increase in the gain on disposal of discontinued operations in the amount of $994,678 for a total gain on sale of Cogility of $4,726,068.

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $6,711,709 as of June 30, 2013. During the six months ended June 30, 2013, the Company recognized a loss of  $354,812 from continuing operations and income of $5,143,166 from discontinued operations for a total income of $4,788,354. The Company used $195,555 of cash in its operating activities from continuing operations. The sale of Cogility eliminated the Company’s primary source of revenue. As a result, there can be no assurance that the Company will not need additional financing or that the Company will be profitable in the future in order to continue as a going concern.

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

The Company agreed to indemnify Drumright for losses caused by breaches of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007.  At March 31, 2013 the Company estimated that the range of potential loss from this claim was up to $3,200,000 and reduced the amount of gain the Company recognized from the sale of Cogility.  In addition, at March 31, 2013 the Company believed the collection of the accounts receivable earned prior to January 31, 2013 was also at risk and reduced the amount of gain the Company recognized from the sale of Cogility by the amount of those receivables.

On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. In addition the parties agreed that Acquired Sales Corp was entitled to all accounts receivable earned prior to January 31, 2013. As a result of the Compromise and Release agreement, at June 30, 2013 the Company recognized an increase in the gain on disposal of discontinued operations in the amount of $994,678 for a total gain on sale of Cogility of $4,726,068.

Acquired Sales through its wholly owned subsidiary DSTG continues to collaborate with clients to help its leaders make distinctive decisions leading to substantial improvements in enterprise performance. Founded in 2007, DSTG is currently fulfilling one contract for a commercial customer.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of June 30, 2013 and December 31, 2012, as well as cash flows for the six months ended June 30, 2013 and 2012.

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$217,263	$186,914
Working capital	1,553,639	(2,852,954)
Long-term debt	-	825,081

	For the Six Months Ended
	June 30, 2013
	2013	2012
Cash provided by ( used in ) operating activities from continuing operations	$(195,555)	$167,885
Cash used in operating activities from discontinued operations	(1,192,385)	(640,519)
Cash provided by investing activities from continuing operations	3,670,135	23,566
Cash used in investing activities from discontinuing operations	-	(2,591)
Cash provided by (used in ) financing activities	(2,251,846)	500,025

At June 30, 2013 the Company had cash of $217,263 and $167,431 due from Cogility and $1,000,000 due from the sale of Cogility. The Company had costs in excess of billings on uncompleted contracts of $48,038. The Company has one contract in progress at June 30, 2013, which the Company has had to incur cost overruns to complete. Total current assets at June 30, 2013 were $1,755,651 an amount adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions.  Current liabilities at June 30, 2013 included $94,288 of accounts payable and  $107,724 of accrued employee costs.

During the six months ended June 30, 2013 the Company used nearly all of the cash proceeds from the sale of Cogility in the amount of $3,975,000 to pay off its corporate debt and obligations to fund a $300,000 reserve against a potential liability as well as to fund contracts in progress leaving the Company with $217,263 in cash at June 30, 2013.

Comparison of June 30, 2013 and June 30, 2012

The Company recognized income from operations of $4,788,354, mainly due to a one-time gain on the sale of its subsidiary Cogility Software Corporation. The Company incurred a loss from continuing operations of $354,812 mainly due to expenses in excess of income earned. The Company closed one contract during the six months ended June 30, 2013 for a net profit of $35,866. The Company through its wholly owned subsidiary DSTG has one contract in progress at June 30, 2013 whose costs in excess of revenues are deferred until such time the contract is completed.  Income from discontinued operations of $5,143,166 includes gain on sale of Cogility of $4,726,068. The Company has greatly reduced its overhead costs with the sale of Cogility.  Our current labor force consists of one full time and one part time employee.  All other labor is hired on a contract basis.  This has substantially reduced the Company’s fixed costs on a go forward basis.

The Company incurred a net loss of $883,664 from continuing operations and incurred a net loss from discontinued operations of $289,414 for the six months ended June 30, 2012 mainly due to the lack of revenues generated for the period as well as the recognition of stock option and stock warrant expense.  Under the completed contract method of accounting revenues for contract in progress are deferred net of costs, until such time the contract is completed. The nature of the Company’s operations made it difficult to scale back costs in periods of reduced revenue. The Company’s labor force was our largest cost, the employees were specifically trained and extremely difficult to replace.

The Company used cash from continuing operations of $195,555 and $1,192,385 from discontinued operations  for the six months ended June 30, 2013 primarily due to the repayment of nearly all accounts payable and accrued expenses in accordance with the Cogility purchase agreement. The Company was provided cash from continuing operations of $167,885 and used cash of $640,519 from discontinued  operations for the six months ended June 30, 2012.  Cash provided from continuing operations was the result of increases in noncash expenditures relating to share based compensation and amortization of discount.  Cash used in discontinued operations was the result of increases in billings in excess of costs on uncompleted contracts as well as reductions in accounts payable and an increase in accounts receivable.

The Company had net cash provided by investing activities from continuing operations of $3,670,135 for the six months ended June 30, 2013 primarily due to cash received from the sale of Cogility. This is compared to $23,566 of cash provided by investing activities from continuing operations and $2,591 used in discontinued operations for the six months ended June 30, 2012.

The Company used $2,251,846 of cash in its financing activities to pay down all the corporate debt in accordance with the Cogility purchase agreement during the six months ended June 30, 2013. This compared to $500,025 of cash provided by financing activities during the six months ended June 30, 2012.

During the six months ended June 30, 2013, cash increased by $30,349 leaving the Company with $217,263 in unrestricted cash at June 30, 2013. This is compared to a $48,366 increase in cash during the six months ended June 30, 2012.

The Company has one contract in process at June 30, 2013, with anticipated total billings of approximately $1,000,000 of which $750,000 has been billed. There can be no assurance whatsoever that the Company will continue to generate significant income in the future. There can be no assurance whatsoever that the Company’s wholly owned subsidiary, DSTG,  will be successful or will result in revenues to Acquired Sales Corp. on any particular timetable or in any particular amounts. The Company has a history of losses as evidenced by the accumulated deficit at June 30, 2013 of $6,711,709.

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

Comparison of the three and  six months ended June 30, 2013 to June 30, 2012

Revenue – There was $140,360 income from continuing operations for the three months ended June 30, 2013 and there was $241,900 income from continuing operation for the three months ended June 30, 2012.  This represents a decrease of $101,540 and represents the revenue of DSTG only.  Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  Revenue from discontinued operations was  $181,660 and $459,905 for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of $278,245. Income from discontinued operations represent payments on receivables earned prior to January 31, 2013 previously written off.

There was $140,360 income from continuing operations for the six months ended June 30, 2013 and there was $250,400 income from continuing operation for the six months ended June 30, 2012.  This represents a decrease of $110,040 and represents the revenue of DSTG only.  Revenue, net of costs, on contracts in progress is deferred until such time the contracts are completed.  Revenue from discontinued operations was  $526,880 and $1,410,490 for the six months ended June 30, 2013 and 2012, respectively, representing a decrease of $883,610. Discontinued operations represent the operations of Cogility Software Corporation.  The Company closed several contracts during the six months ended June 30, 2013 and 2012, including contracts that had been in process at December 31, 2012 and 2011.

Cost of Revenue – There were $104,494 cost of revenue from continuing operations for the three months ended June 30, 2013 and $266,590 from continuing operation for the three months ended June 30, 2012.  This represents a decrease of $162,096 and represents the cost of revenue of DSTG only.  DSTG closed a single contract during three months ended June 30, 2012.  Cost of revenues consists mainly of outside labor costs.   With the sale of Cogility, DSTG must rely on outsourced labor to provide services for its contracts in process. There were no cost of revenue from discontinued operations for the three months ended June 30, 2013 and $216,363 in cost of revenue for the three months ended June 30, 2012, representing a decrease of $216,363.  Discontinued operations represent the operations of Cogility Software Corporation.

There were $104,494 cost of revenue from continuing operations for the six months ended June 30, 2013 and $277,137 from continuing operation for the six months ended June 30, 2012.  This represents a decrease of $172,643 and represents the cost of revenue of DSTG only.  DSTG closed a single contract during three months ended June 30, 2012.  Cost of revenues consists mainly of outside labor costs.   With the sale of Cogility, DSTG must rely on outsourced labor to provide services for its contracts in process.

There were $105,762 cost of revenue from discontinued operations for the six months ended June 30, 2013 and $522,195 in cost of revenue for the six months ended June 30, 2012, representing a decrease of $416,433.  Discontinued operations represent the operations of Cogility Software Corporation.  Cogility had closed several contracts during the six months ended June 30, 2012, including contracts that had been in process at December 31, 2011 increasing the associated cost of revenue.

Cost of services for continuing and discontinued operations for the six months ended June 30, 2013 and 2012, includes direct costs of labor, employee benefits and related travel.

The changes with respect to our revenues and our cost of revenue for the three and six months ended June 30, 2013 and 2012 are summarized as follows:
	For the Three Months
	Ended June 30,
	2013	2012	Change

REVENUE
From continuing operations	140,360	241,900	(101,540)
From discontinued operations	181,660	459,905	(278,245)
Total Revenue	$322,020	$701,805	$(379,785)

COST OF REVENUE
From continuing operations	104,494	266,590	(162,096)
From discontinued operations	-	216,363	(216,363)
Total Cost of Revenue	104,494	482,953	(378,459)
Gross Profit	$217,526	$218,852	$(1,326)

	For the Six Months
	Ended June 30,
	2013	2012	Change

REVENUE
From continuing operations	140,360	250,400	(110,040)
From discontinued operations	526,880	1,410,490	(883,610)
Total Revenue	$667,240	$1,660,890	$(993,650)

COST OF REVENUE
From continuing operations	104,494	277,137	(172,643)
From discontinued operations	105,762	522,195	(416,433)
Total Cost of Revenue	210,256	799,332	(589,076)
Gross Profit	$456,984	$861,558	$(404,574)

Although the preceding table summarizes the net changes with respect to our revenues and our cost of revenue for the three and six ended June 30, 2013 and 2012, the trends contained therein are limited and should not be viewed as a definitive indication of our future results.

Selling, General and Administrative Expense – Selling, general and administrative expense, including non-cash compensation expense from continuing operations, was $156,918 and 306,496 for the three and six months ended June 30, 2013, compared to $216,923 and $768,474 for the three and six months ended June 30, 2012, representing a decrease of $149,578 and $551,551 respectively.  The decrease in our selling, general and administrative expense related to a decrease in stock based compensation expense as well as a decrease in operations due to the sale of Cogility.

            Net Income  (Loss) – The Company recognized income from operations of $1,046,379 and $4,788,354, for the three and six months ended June 30, 2013, mainly due to the gain on the sale of its subsidiary Cogility Software Corporation. The Company incurred a loss from continuing operations of operations of $121,052 and $270,630, for the three and six months ended June 30, 2013, mainly due to a decrease in operations due to the sale if Cogility. The Company through its wholly owned subsidiary DSTG has one contract in progress at June 30, 2013 whose costs in excess of revenues are deferred until such time the contracts are completed.  DSTG closed one contract during the six months ended June 30, 2013 for a net profit of $35,866.

Income from discontinued operations of $1,167,431 and $5,143,166 for the three and six months ended June 30, 2013 includes the gain on sale of Cogility of $994,678 and $4,726,068. The Company has greatly reduced its overhead costs with the sale of Cogility.  Our current labor force consists of one full time and one part time employee.  All other labor is hired on a contract basis.  This has substantially reduced the Company’s fixed costs on a go forward basis.

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

Concentration of Significant Customers –At June 30, 2013 the Company had one contract in process with a single customer.

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

Basic and Diluted Loss Per Share  - The computation of basic earnings (loss) per share amounts are determined by dividing loss from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share amounts are calculated by dividing these same items by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,173,774 stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,336,981 stock options and 710,000 warrants outstanding during the three and six months ended June 30, 2012 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.

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

The Company entered into an agreement with a consultant on February 18, 2011 whereby the Company agreed to pay the consultant a fee based on net revenue received by Cogility from two potential new software products. The fee would be equal to 5% of the net revenue received, after deducting software licensing and equipment costs from third parties, from two potential contracts and, for a period of five years, any subsequent revenue from reselling the work product that may result from providing software and services under either of the two potential contracts. No fees were paid or accrued under this agreement during the three and six months ended June 30, 2013 or June 30, 2012.

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

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. At March 31, 2013 the Company estimated that the range of potential loss from this claim was up to $3,200,000 and reduced the amount of gain the Company recognized from the sale of Cogility. In addition, at March 31, 2013 the Company believed the collection of the accounts receivable earned prior to January 31, 2013 was also at risk and reduced the amount of gain the Company recognized from the sale of Cogility by the amount of those receivables.

On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. In addition the parties agreed that Acquired Sales Corp was entitled to all accounts receivable earned prior to January 31, 2013. As a result of the Compromise and Release agreement, at June 30, 2013 the Company recognized an increase in the gain on disposal of discontinued operations in the amount of $994,678 for a total gain on sale of Cogility of $4,726,068.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary andBooz Allen Hamilton, dated November 1, 2012

8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013
99.1	Press Release

8-K/A	February 12, 2013
10.26	Amendment No. 1 Stock Purchase Agreement

8-K/A	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement

This 10-Q
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Dated: August 9, 2013
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer