Form 10-Q
period 2013-09-30
ACQUIRED SALES CORP
filed 2013-11-14
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,269,648 shares of common stock, par value $.001 per share, outstanding as of November 12, 2013.

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

The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2012.

ACQUIRED SALES CORP. AND SUBSIDIARIES

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$208,581	$186,914
Restricted cash	300,000	-
Accounts receivable	-	292,171
Due from Cogility	5,000	-
Due from sale of subsidiary	1,000,000	-
Receivables from employees	-	609
Prepaid expenses	21,680	14,301
Total Current Assets	1,535,261	493,995
Intangible Assets, net	-	338,358
Deposits	-	4,900
Property and Equipment Held-for-Sale	-	25,438
Total Assets	$1,535,261	$862,691
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Trade accounts payable	$19,135	$346,153
Accrued liabilities	-	124,078
Billings in excess of costs on uncompleted contracts	-	376,650
Accrued compensation	150,000	880,723
Notes payable, current portion	-	130,070
Notes payable - related parties, current portion	-	1,489,275
Total Current Liabilities	169,135	3,346,949
Long-Term Liabilities
Notes payable, net of current portion	-	480,480
Notes payable - related parties, net of current portion	-	344,601
Total Long-Term Liabilities	-	825,081
Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,960,444 shares and 2,877,896 shares outstanding, respectively	2,960	2,878
Additional paid-in capital	8,459,605	8,187,846
Accumulated deficit	(7,096,439)	(11,500,063)
Total Shareholders' Equity (Deficit)	1,366,126	(3,309,339)
Total Liabilities and Shareholders' Equity (Deficit)	$1,535,261	$862,691

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
General and Administrative Expense	$80,640	$84,423	$203,747	$643,827
Loss from Extinguishment of Debt	-	(41,646)	(79,463)	(41,646)
Interest Expense	-	(91,576)	(4,125)	(121,856)
Loss from Continuing Operations	(80,640)	(217,645)	(287,335)	(807,329)
Gain (Loss) on Disposal of Discontinued Operations	(104,946)	-	4,621,122	-
Income (Loss) from Discontinued Operations	(199,143)	(412,745)	69,837	(996,159)
Net Income (Loss)	$(384,729)	$(630,390)	$4,403,624	$(1,803,488)
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.03)	$(0.08)	$(0.10)	$(0.29)
Discontinued Operations	(0.10)	(0.14)	1.59	(0.36)
Net Income (Loss)	$(0.13)	$(0.22)	$1.49	$(0.65)

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013
(UNAUDITED)

					Total
			Additional		Shareholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2011	2,602,896	$2,603	$6,236,634	$(9,136,037)	$(2,896,800)
Services contributed by shareholder,
no additional shares issued	-	-	187,500	-	187,500
Exercise of stock options	25,000	25	-	-	25
Issuance of common stock for services	150,000	150	149,850	-	150,000
Issuance of warrants to purchase
common stock	-	-	259,442	-	259,442
Warrants isued in debt extinguishment	-	-	99,820	-	99,820
Share-based compensation	-	-	449,905	-	449,905
Acquisition of the Defense & Security
Technology Group, Inc. net assets	100,000	100	679,202	-	679,302
Net loss	-	-	-	(1,803,488)	(1,803,488)

Balance, September 30, 2012	2,877,896	$2,878	$8,062,353	$(10,939,525)	$(2,874,294)

Balance, December 31, 2012	2,877,896	$2,878	$8,187,846	$(11,500,063)	$(3,309,339)

Stock issued in debt extinguishment	82,548	82	271,759	-	271,841

Net income	-	-	-	4,403,624	4,403,624
Balance, September 30, 2013	2,960,444	$2,960	$8,459,605	$(7,096,439)	$1,366,126

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net income (loss )	$4,403,624	$(1,803,488)
Adjustments to reconcile income (loss) to net cash provided by (used in)
operating activities:
(Income) loss from discontinued operations	(4,690,959)	996,159
Services contributed by shareholder, no additional shares issued	-	187,500
Share-based compensation	-	449,905
Amortization of prepaid expenses	-	105,978
Amortization of discount on notes payable	-	284,051
Loss from extinguishment of debt	79,463	99,820
Changes in operating assets and liabilities:
Accounts payable	(101,070)	-
Accrued compensation	(150,000)	-
Net cash provided by (used in) operating activities of continuing operations	(458,942)	319,925
Net cash used in operating activities of discontinued operations	(851,970)	(961,360)
Net cash used in operating activities	(1,310,912)	(699,609)
Cash Flows from Investing Activities
Proceeds from sale of discontinued operations, net of cash sold	3,888,552	-
Cash acquired with purchase of Defense & Security Technology Group, Inc.	-	23,611
Restricted cash	(300,000)	-
Net cash provided by investing activities of continuing operations	3,588,552	23,611
Net cash used in investing activities of discontinued operations	(4,127)	(1,484)
Net cash provided by investing activities	3,584,425	22,127
Cash Flow from Financing Activities
Payments on notes payable	(650,070)	-
Payments on notes payable - related parties	(1,601,776)	(75,000)
Proceeds from borrowing under notes payable to related parties and issuance of warrants	-	797,000
Issuance of common stock	-	25
Net cash provided by (used in) financing activities of continuing operations	(2,251,846)	722,025
Net Increase in Cash	21,667	44,543
Cash and Cash Equivalents at Beginning of Period	186,914	65,684
Cash and Cash Equivalents at End of Period	$208,581	$110,227

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
Supplemental Cash Flow Information
Cash paid for interest	$3,683	$37,857
Cash paid for income taxes	$-	$800

Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in extinguishment of debt to related party	$271,842	$-
Shares issued in exchange for services	$-	$150,000
Acquisition of Defense & Security Technology Group, Inc.:
Fair value of assets acquired	$-	$794,503
Liabilities assumed	-	(147,850)
Compensation recognized	-	32,649
Fair value of common stock issued and stock options granted	$-	$679,302

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – On February 13, 2012, Acquired Sales Corp (“Acquired Sales” or the “Company”) purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). On September 30, 2013 Acquired Sales sold 100% of the capital stock of DSTG to Minh Le, the previous owner of DSTG prior to its acquisition. DSTG’s results of operations have been included in the Company's operations from February 14, 2012 through September 30, 2013 and have been reclassified as discontinued operations.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility Software Corporation (“Cogility”) to Drumright.  The historical results of Cogility’s results of operations have been reclassified as discontinued operations.

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

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2013. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts and operations of Acquired Sales for all periods presented, the accounts and discontinued operations of Cogility Software Corporation through February 11, 2013 and the accounts and discontinued operations of Defense & Security Technology Group, Inc. from February 14, 2012 through September 30, 2013. Intercompany accounts and transactions have been eliminated on consolidation.

Basic and Diluted Loss Per Common Share – The computation of basic earnings (loss) per share amounts are determined by dividing loss from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share amounts are calculated by dividing these same items by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Loss from continuing operations	$(80,640)	$(217,645)	$(287,335)	$(807,329)
Income (loss) from discontinued operations	(304,089)	(412,745)	4,690,959	(996,159)
Net income (loss)	$(384,729)	$(630,390)	$4,403,624	$(1,803,488)
Basic and Diluted Weighted-Average
Shares Outstanding	2,960,444	2,877,896	2,951,272	2,772,340
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.03)	$(0.08)	$(0.10)	$(0.29)
Discontinued Operations	(0.10)	(0.14)	1.59	(0.36)
Net income (loss)	$(0.13)	$(0.22)	$1.49	$(0.65)

There were 2,173,774 stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,336,981 stock options and 868,000 warrants outstanding during the three and nine months ended September 30, 2012 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.

Risks and Uncertainties – The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,096,439 as of September 30, 2013. During the nine months ended September 30, 2013, the Company recognized a loss of $287,335 from continuing operations. The Company used $458,942 of cash in its operating activities from continuing operations. The sale of Cogility and DSTG eliminated the Company’s source of revenue. As a result, there can be no assurance that the Company will not need additional financing, that the Company will be profitable in the future or that the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 –COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

With the sales of both Cogility and DSTG the Company did not have any contracts in process at September 30, 2013. Revenue and costs on the uncompleted contract were deferred and recognized upon completion of the contract. Contract costs in excess of billings and contract billings in excess of contract costs on uncompleted contracts at September 30, 2013 and December 31, 2012 were as follows:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	September 30,	December 31,
	2013	2012
Costs incurred on uncompleted contracts	$-	$437,455
Billings to date on uncompleted contract	-	814,105
	$-	$(376,650)
Included in the accompanying condensed consolidated
balance sheets under the following captions:
Costs in excess of billings on uncompleted contracts	$-	$-
Billings in excess of costs on uncompleted contracts	-	(376,650)
	$-	$(376,650)

NOTE 3 – RELATED PARTY TRANSACTIONS

At December 31, 2012 the Company had recorded accrued compensation that included $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $110,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967.  Under the terms of the sale of Cogility, all but $100,000 of the accrued compensation was paid during the nine months ended September 30, 2013.

On September 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, the Company had signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions. Under the severance agreement the Company was also obligated to pay the former executive officer a one-time bonus of $35,000 and deferred compensation of $18,432. The liabilities were paid in full during the nine months ended September 30, 2013.

Notes Payable to Related Parties – At December 31, 2012, the Company had notes payable to a significant shareholder, affiliated with an officer of the Company for $525,000. The notes were unsecured, non-interest bearing and due upon demand. The Company had entered into an agreement with the significant shareholder that, at such time as the Company was financially able to do so and at the reasonable discretion of the chief executive officer of the Company, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 86,000 shares common stock. Based on the fair value of the Company’s common stock on the date of the agreement of $3.18 per share, the significant shareholder received a contingent beneficial conversion feature in connection with the agreement. The liability was settled with the payment of $262,500 and the issuance of 86,000 shares of common stock during the nine months ended September 30, 2013. The Company recognized a loss from extinguishment of debt of $10,980 during the nine months ended September 30, 2013.

At December 31, 2012, the Company had $375,000 of notes payable to related parties that  were secured by all the assets of the Company, bore interest at 3% per annum and were due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At February 11, 2013, the carrying amount of the notes payable was $344,601, net of $30,399 of unamortized discount. The liability was paid in full during the nine months ended September 30, 2013. The Company recognized a loss of $30,399 on early extinguishment of debt relating to unamortized discount.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On January 30, 2012 an officer advanced the Company $75,000 for short-term working capital needs. The loan was without interest, unsecured and due upon demand. On April 1, 2012, the terms of the loan were renegotiated such that the loan bore interest at 6% per annum, payable quarterly, and was due upon demand. In addition the officer was awarded 37,500 warrants to purchase common stock at a price of $2.00 per share. All of the warrants expire 5 years from their respective issuance dates. The fair value of the 37,500 warrants issued was estimated to be $58,174 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 52.61%; risk-free interest rate of 0.33%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $58,174. The liability was paid in full during the nine months ended September 30, 2013.

In connection with the acquisition of DSTG on February 13, 2012, the Company assumed an $86,000 distribution payable to the former DSTG shareholder. The liability was without interest, due upon demand and unsecured. On July 25, 2012, the terms of the loan were renegotiated such that the loan bore interest at 6% per annum, payable quarterly, and was due upon demand. In addition the officer was awarded 43,000 warrants to purchase common stock at a price of $3.25 per share. All of the warrants expire 5 years from their respective issuance dates. The fair value of the 43,000 warrants issued was estimated to be $41,646 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 47.80%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $41,646.  The liability was paid in full during the nine months ended September 30, 2013.

On February 14, 2012, the Company borrowed $200,000 from a director of the Company. Attached with the note payable were 100,000 warrants to purchase common stock at a price of $2.00 per share. On March 13, 2012, the Company borrowed another $25,000 from a director of the Company. Attached with this note payable were 12,500 warrants to purchase common stock at a price of $2.00 per share. On March 29, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and were due upon demand. All of the warrants expire 5 years from their respective issuance dates. The notes were paid in full during the nine months ended September 30, 2013.

In association with the aggregate notes payable of $325,000, the fair value of the 162,500 warrants issued was estimated to be $252,102 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 52.62%; risk-free interest rate of 0.33%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $183,027 being allocated to the notes payable and $141,973 allocated to the warrants. Because the notes were due on demand, the $141,973 discount to the notes payable was immediately recognized as interest expense.

On March 31, 2012 a significant shareholder advanced the Company $60,000 for short-term working capital needs.  The loan was without interest, unsecured and due upon demand.  The note payable was paid in full on April 13, 2012.

On June 4, 2012 the Company borrowed an additional $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. The related note payable bore interest at 6% per annum, payable quarterly, and was due upon demand. All of the warrants expire 5 years from their issuance dates.  The liability was paid in full during the nine months ended September 30, 2013.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In association with the notes payable of $100,000, the fair value of the 50,000 warrants issued was estimated to be $75,010 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 50.62%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $57,134 being allocated to the notes payable and $42,866 allocated to the warrants. Because the notes were due on demand, the $42,866 discount to the notes payable was immediately recognized as interest expense.

On July 16 and 25, 2012 the Company borrowed $50,000 and $50,000, respectively, from an officer of the Company.  Attached to the notes payable were a total of 50,000 warrants to purchase common stock at a price of $3.25 per share. On July 9, 2012, the Company borrowed another $30,000 from a director of the Company. Attached with this note payable were 15,000 warrants to purchase common stock at a price of $3.25 per share. On July 13, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.25 per share. All of the related notes payable bore interest at 6% per annum, payable quarterly, and were due upon demand. All of the warrants expire 5 years from their respective issuance dates.  The liability was paid in full during the nine months ended September 30, 2013.

In association with the aggregate notes payable of $230,000, the fair value of the 115,000 warrants issued was estimated to be $110,417 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 47.58%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $155,397 being allocated to the notes payable and $74,603 allocated to the warrants. Because the notes were due on demand, the $74,603 discount to the notes payable was immediately recognized as interest expense.

On December 13, 2012 the Company borrowed $20,000, from an entity related to an officer of the Company.  Attached to the notes payable were a total of 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 13, 2012, the Company borrowed another $20,000 from a director of the Company. Attached with this note payable were 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 14, 2012, the Company borrowed $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.50 per share. All of the related notes payable bore interest at 6% per annum, payable quarterly, and were due upon demand. All of the warrants expire 5 years from their respective issuance dates.  The notes payable were paid in full during the nine months ended September 30, 2013.

In association with the aggregate notes payable of $140,000, the fair value of the 70,000 warrants issued was estimated to be $74,122 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 56.49%; risk-free interest rate of 0.26%; dividend yield of 0% and an estimated term of 2.5 years. The warrants qualify to be recognized as stockholders’ equity; therefore, the consideration received was allocated to the notes payable and the warrants based on their relative fair values and resulted in $77,067 being allocated to the notes payable and $62,933 allocated to the warrants. Because the notes were due on demand, the $62,933 discount to the notes payable was immediately recognized as interest expense.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
At March 31, 2013 an officer of the Company had advanced the Company a total of $32,500 for short-term working capital needs. The loan was without interest, unsecured and due upon demand. The advance was paid in full during the nine months ended September 30, 2013.

Interest paid to related parties during the nine months ended September 30, 2013 and 2012 was $4,126 and $121,856 respectively.  The details of the terms of the notes payable to related parties and their carrying amounts were as follows at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Non-interest bearing notes payable to an entity related to an officer of the
Company; unsecured; settled in February 2013	$-	$525,000
3% Notes payable to related parties; secured by all of the assets
of the Company; settled in February 2013	-	344,601
6% Notes payable to related parties; settled in February 2013	-	870,000
Non-interest bearing notes payable to a shareholder and officer of the
Company; unsecured; settled in February 2013	-	8,275
Distribution payable to the former DSTG shareholder settled
in February 2013	-	86,000
Total Notes Payable - Related Parties	-	1,833,876
Less: Current portion	-	(1,489,275)
Long-Term Notes Payable - Related Parties	$-	$344,601

NOTE 4 – NOTES PAYABLE

At December 31, 2012, notes payable to a lending company totaled $130,070, were unsecured, non-interest bearing and due on demand. The liability was paid in full during the nine months ended September 30, 2013.

At December 31, 2012, The Company had $520,000 of notes payable to third parties that were secured by all the assets of the Company, bore interest at 3% per annum and were due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At December 31, 2012, the carrying amount of the notes was $480,480, net of $39,520 of unamortized discount. The liability was paid in full during the nine months ended September 30, 2013. The Company recognized a loss of $39,520 on early extinguishment of debt relating to the unamortized discount.

The details of the terms of the notes payable and their carrying amounts were as follows at September 30, 2013 and December 31, 2012:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	September 30,	December 31,
	2013	2012
Non-interest bearing notes payable to a lending company; unsecured;
settled in February 2013	$-	$130,070
3% $520,000 Notes payable; secured by all of the assets of the
Company; settled in February 2013	-	480,480
Total Notes Payable	-	610,550
Less: Current portion	-	(130,070)
Long-Term Notes Payable	$-	$480,480

NOTE 5 – SHAREHOLDERS’ EQUITY (DEFICIT)

During the nine months ended September 30, 2012, the chief executive officer and shareholder of the Company provided services to the Company, which services were determined by the board of directors to have had a fair value of $187,500. The Company has recognized a capital contribution of $187,500 during the nine months ended September 30, 2012 for the services provided by the executive officer.

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

Following is a summary of stock option activity as of September 30, 2013 and changes during the nine months then ended:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2012	2,336,981	$2.29
Forfeited	(163,207)	1.76
Outstanding, September 30, 2013	2,173,774	$2.33	6.22	$74,850
Exercisable, September 30, 2013	2,173,774	$2.33	6.22	$74,850

The Company had 938,000 warrants outstanding at September 30, 2013 at a weighted average exercise price of $2.32 per share, a weighted-average remaining contractual term of 3.11 years and an aggregate intrinsic value of $0.

Share-based compensation expense charged against operations during the nine months ended September 30, 2013 and 2012 was $0 and $449,905, respectively, and was included in general and administrative expense. There was no income tax benefit recognized. As of September 30, 2013, all compensation expense related to stock options had been recognized.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

One of Cogility's employees claimed that he has filed a wage claim against Cogility for $302,000 with the California Labor Board. On October 28, 2013 the Company entered into a settlement agreement with the employee whereby the employee signed a release of claim in exchange for $50,000. The $50,000 was included in accrued compensation at September 30, 2013.

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

NOTE 7 – SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

Cogility Software Corporation – On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable. The $3,000,000 was originally receivable as follows: $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims.  Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. Acquired Sales retained a contract to create “legal analytics” software.

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

On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. In addition the parties agreed that Acquired Sales Corp was entitled to all accounts receivable earned prior to January 31, 2013. As a result of the Compromise and Release agreement, at September 30, 2013 the Company recognized an increase in the gain on disposal of discontinued operations in the amount of $994,678 for a total gain on sale of Cogility of $4,726,068.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The historical results of Cogility’s operations have been reclassified to discontinued operations. Operating results of Cogility included in discontinued operations for the three and nine months ended March 31, 2013 and 2012 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues		$522,473	$345,220	$1,932,906
Cost of services	-	411,033	335,605	933,289
Gross profit	-	111,440	9,615	999,617
Selling and general and administrative expenses		381,954	19,161	1,424,473
Income (loss) from operations	-	(270,514)	(9,546)	(424,856)
Gain from extinguishment of debt	-	-	202,573	-
Interest expense	-	(9,171)	(4,971)	(201,617)
Income (loss) before provision for income taxes	-	(279,685)	188,056	(626,473)
Income taxes	-	-	800	800
Income (Loss) from Discontinued Operations	$-	$(279,685)	$187,256	$(627,273)

Defense & Security Technology Group, Inc. – Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”) on February 13, 2012. The results of DSTG’s operations have been included in the consolidated financial statements from February 14, 2012 through September 30, 2013.

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

All of the $601,525 of acquired intangible assets relate to non-contractual customer relationships with U.S. government procurement departments. The customer relationships had an estimated useful life of approximately 2 years. The Company recognized amortization expense for the customer relationships of $338,358 and $187,977 for the nine months ended September 2013 and 2012 respectively.

On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1.  The Company recognized a loss on sale of $104,946.

The historical results of DSTG’s operations have been reclassified to discontinued operations. Operating results of DSTG included in discontinued operations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenues	$910,560	$-	$1,050,920	$250,400
Cost of services	908,977	78,000	783,628	355,137
Gross profit	1,583	(78,000)	267,292	(104,737)
Selling and general and administrative expenses	200,726	55,060	384,711	264,149
Income (Loss) from Discontinued Operations	$(199,143)	$(133,060)	$(117,419)	$(368,886)

Revenue Recognition – While held by the Company, Cogility and DSTG entered into contractual arrangements with end-users of its products to sell software licenses, hardware, consulting services and maintenance services, either separately or in various combinations thereof. For each arrangement, revenue was recognized when persuasive evidence of an arrangement existed, the fees to be paid by the customer were fixed or determinable, collection of the fees was probable, and delivery of the product or services had occurred. When Cogility or DSTG was the primary obligor or bore the risk of loss, revenue and costs were recorded on a gross basis and when they received fixed transactional fees, revenue was recorded under the net method based on the net amount retained.

In contractual arrangements where services were essential to the functionality of the software or hardware, or payment of the license fees were dependent upon the performance of the related services, revenue for the software license, hardware and consulting fees were recognized on the completed-contract

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
method when the contract was substantially completed and all related deliverables had been provided to and accepted by the customer.This method was used because management of Cogility and DSTG were unable to accurately estimate total cost of individual contracts until the contracts were substantially completed. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined. Claims for additional compensation were recognized during the period such claims were resolved and collected.

Costs of software, hardware and costs incurred in performing contract services were deferred until the related revenue was recognized.Contract costs included all purchased software and hardware, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, equipment, and travel costs as well as depreciation on equipment used in performance of the contractual arrangements.

 Costs in excess of amounts billed were classified as current assets under the caption Costs in excess of billings on uncompleted contracts. Billings in excess of costs were classified as current liabilities under the caption Billings in excess of costs on uncompleted contracts. Contract retentions were included in accounts receivables.

Consulting Services: Consulting services were comprised of consulting, implementation, software installation, data conversion, building interfaces to allow the software to operate in integrated environments, training and applications. Consulting services were sold on a fixed-fee and a time-and-materials basis, with payment normally due upon achievement of specific milestones. Consulting services revenue was recognized under the completed-contract method as described above.

NOTE 8 – SUBSEQUENT EVENTS

On October 17, 2013 the Company entered into a settlement agreement with Matthew Ghourdjian and the Deborah Sue Ghourdjian Separate Property Trust, whereby Mr. Ghourdjian and the Trust sold to the Company 690,796 shares of common stock for $30,000 cash plus an obligation to pay an additional $20,000 in February 2014, or approximately $0.07 per share. Mr. Ghourdjian resigned from the Company as an employee, director and officer. Mr. Ghourdjian and the Trust, and the Company entered into mutual releases of all claims against one another.

Also on October 17, 2013 Mr. Roger Greene entered into a settlement agreement with the Company whereby Mr. Greene forfeited his options to purchase 25,000 shares of common stock of the Company at $0.001 per share. In addition, Mr. Greene and the Company signed mutual releases of any and all claims against one another. Mr. Greene resigned as a director of the Company on that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this 10-Q, references to the “Company,” “Acquired Sales,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

On February 13, 2012, Acquired Sales Corp. purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1.  The Company recognized a loss on sale of $104,946.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,975,000 in cash and a $1,000,000 receivable, as discussed in more detail below.

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,096,439 as of September 30, 2013. During the nine months ended September 30, 2013, the Company recognized a loss of $287,335 from continuing operations and income of $4,690,959 from discontinued operations for a total income of $4,403,624. The Company used $458,942 of cash in its operating activities from continuing operations. The sale of Cogility and DSTG eliminated the Company’s sources of revenue. As a result, there can be no assurance that the Company will not need additional financing or that the Company will be profitable in the future in order to continue as a going concern.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included herein.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report, including the “Risk Factors” included herein and in our most recent Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

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

On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. In addition the parties agreed that Acquired Sales Corp. was entitled to all accounts receivable earned prior to January 31, 2013. As a result of the Compromise and Release agreement, on June 30, 2013 the Company recognized an increase in the gain on disposal of discontinued operations in the amount of $994,678 for a total gain on sale of Cogility of $4,726,068 during the nine months ended September 30, 2013.

On February 13, 2012, Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). The results of DSTG’s operations have been included in the consolidated financial statements since February 13, 2012.  On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1.  The Company recognized a loss on sale of $104,946.

The sale of Cogility and DSTG eliminated the Company’s sources of revenue. The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income to continue as a going concern.

Liquidity and Capital Resources

The following tables summarize the Company’s cash and cash equivalents, working capital and long-term debt as of September 30, 2013 and December 31, 2012, as well as cash flows for the nine months ended September 30, 2013 and 2012.

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$208,581	$186,914
Working capital	1,366,126	(2,852,954)
Long-term debt	-	825,081

	For the Nine Months Ended
	September 30, 2013
	2013	2012
Cash provided by (used in) operating activities from continuing operations	$(458,942)	$319,925
Cash used in operating activities from discontinued operations	(851,970)	(1,019,537)
Cash provided by investing activities from continuing operations	3,588,552	23,611
Cash used in investing activities from discontinued operations	(4,127)	(1,484)
Cash provided by (used in) financing activities from continuing operations	(2,251,846)	722,025

At September 30, 2013, the Company had cash of $208,581 and $5,000 due from Cogility. In addition, the Company had $1,000,000 due from the sale of its subsidiary, Cogility. These current assets are adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions.  Current liabilities at September 30, 2013 included $19,135 of accounts payable and $150,000 of accrued employee compensation costs.

During the nine months ended September 30, 2013, the Company used nearly all of the cash proceeds from the sale of Cogility in the amount of $3,975,000 to pay off its corporate debt and obligations, to fund a $300,000 reserve against a potential liability and to fund its operating activities, leaving the Company with $208,581 in cash at September 30, 2013.

Comparison of September 30, 2013 and September 30, 2012

The Company recognized net income of $4,403,624, mainly due to a one-time gain on the sale of its subsidiary, Cogility Software Corporation. The Company incurred a loss from continuing operations of $287,335, mainly due to general and administrative expense. Income from discontinued operations of $4,690,959 includes a gain on the sale of Cogility of $4,726,068 and a loss on the sale of DSTG of $104,946. The Company has greatly reduced its overhead costs with the sale of Cogility and DSTG.  The Company’s current operating expenses consist mainly of professional fees.

The Company incurred a net loss of $ 807,329 from continuing operations and incurred a loss from discontinued operations of $996,159 for the nine months ended September 30, 2012. The loss from continuing operations was mainly due to the lack of revenues generated for the period as well as the recognition of share-based compensation and interest expense.

The Company used cash in its operating activities from continuing operations of $458,942 and used $851,970 in its operating activities from discontinued operations for the nine months ended September 30, 2013. These amounts were primarily due to the repayment of nearly all accounts payable and accrued expenses in accordance with the Cogility purchase agreement. Cash flows from operating activities provided cash from continuing operations of $319,925 and used cash of $1,019,534 from discontinued operations for the nine months ended September 30, 2012.  Cash provided from continuing operations during the nine months ended September 30, 2012 was the result of increases in noncash expenditures relating to share-based compensation and interest expense from the amortization of the discount on notes payable.  Cash used in discontinued operations was the result of increases in billings in excess of costs on uncompleted contracts as well as reductions in accounts payable and an increase in accounts receivable.

The Company had net cash provided by investing activities from continuing operations of $3,588,552 for the nine months ended September 30, 2013 primarily due to cash received from the sale of Cogility. This is compared to $23,611 of cash provided by investing activities from continuing operations and $1,484 of cash used in investing activities from discontinued operations for the nine months ended September 30, 2012.

The Company used $2,251,846 of cash in its financing activities to pay down all the corporate debt in accordance with the Cogility purchase agreement during the nine months ended September 30, 2013. This compared to $722,025 of cash provided by financing activities during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, cash increased by $21,667 leaving the Company with $208,581 in unrestricted cash at September 30, 2013. This is compared to a $44,543 increase in cash during the nine months ended September 30, 2012.

The sale of Cogility and DSTG eliminated the Company’s sources of revenue. The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income.  The Company has a history of losses as evidenced by the accumulated deficit at September 30, 2013 of $7,096,439.

Results of Operations

Comparison of the three and nine months ended September 30, 2013 to September 30, 2012

The Company generated no revenue from continuing operations. General and administrative expenses primarily consist of professional fees, including accounting, administration, finance and legal personnel. General and administrative expense, including non-cash compensation expense from continuing operations, was $80,640 and $203,747 for the three and nine months ended September 30, 2013, compared to $84,423 and $643,827 for the three and nine months ended September 30, 2012, representing a decrease of $3,783 and $440,080 respectively.  The decrease in our general and administrative expense related to a decrease in share-based compensation expense and due to the sale of Cogility and DSTG.

Net Income (Loss) – The Company realized a net loss of $384,729 for the three months ended September 30, 2013, mainly due to the loss on the sale of its subsidiary, DSTG, and from operating expenses. The Company recognized net income of $4,403,624 for the nine months ended September 30, 2013, mainly due to the gain on the sale of its subsidiary Cogility Software Corporation. The Company incurred a loss from continuing operations of $80,640 and $287,335 for the three and nine months ended September 30, 2013.

Income (loss) from discontinued operations of $(304,089) and $4,690,959 for the three and nine months ended September 30, 2013 includes the loss on sale of DSTG for the three months ended September 30, 2013 and the gain on sale of Cogility of for the nine months ended September 30, 2013. The Company has greatly reduced its overhead costs with the sale of Cogility and DSTG, but has also eliminated its revenue generating ability.

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

Basic and Diluted Loss Per Share  - The computation of basic earnings (loss) per share amounts are determined by dividing loss from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share amounts are calculated by dividing these same items by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,173,774 stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,336,981 stock options and 868,000 warrants outstanding during the three and nine months ended September 30, 2012 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.

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

Contractual Cash Obligations and Commercial Commitments

One of Cogility's employees claimed that he has filed a wage claim against Cogility for $302,000 with the California Labor Board. On October 28, 2013 the Company entered into a settlement agreement with the employee whereby the employee signed a release of claim in exchange for $50,000. The $50,000 was included in accrued compensation at September 30, 2013.

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

On October 17, 2013 the Company entered into a settlement agreement with Matthew Ghourdjian and the Deborah Sue Ghourdjian Separate Property Trust, whereby Mr. Ghourdjian and the Trust sold to the Company 690,796 shares of common stock for $30,000 cash plus an obligation to pay an additional $20,000 in February 2014, or approximately $0.07 per share. Mr. Ghourdjian resigned from the Company as an employee, director and officer. Mr. Ghourdjian and the Trust, and the Company entered into mutual releases of all claims against one another.

Also on October 17, 2013 Mr. Roger Greene entered into a settlement agreement with the Company whereby Mr. Greene forfeited his options to purchase 25,000 shares of common stock of the Company at $0.001 per share. In addition, Mr. Greene and the Company signed mutual releases of any and all claims against one another. Mr. Greene resigned as a director of the Company on that date.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None, not applicable.

Item 5. Other Information.

In connection with our sale of Cogility Software Corporation to Drumright Group, LLC in January 2013, Cogility obtained releases from all of its employees except one, Michael Powers. Mr. Powers claimed that he was owed $300,000 in “deferred pay” from Cogility, and Powers refused to sign a release unless he was paid $300,000. The Company and Drumright agreed to proceed forward with our sale of Cogility to Drumright based upon our agreement to escrow $300,000 of the sale proceeds in a law firm’s client escrow account until the Mr. Powers claim was resolved, which we did.

On October 28, 2013, the Company and Mr. Powers entered into a Settlement Agreement and Release of Claim, which resolves Mr. Powers’ claim in exchange for a payment of $50,000. We made the $50,000 payment to Powers at a closing on Thursday, October 31, 2013.

Item 6. Exhibits.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008

Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010

Form 10-K	March 31, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

Schedule DEF 14-C	August 9, 2011
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center – Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)

Form 8-K	October 4, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program Budget & Asset Management Tool Proof of Concept Pilot, dated July 15, 2011
10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.:0060, dated August 24, 2011
10.21	$4,000 Promissory Note – March 31, 2012
14.1	[Proposed] Code of Business Conduct and Ethics

10-Q	May 21, 2012
10.22
Agreement dated as of October 17, 2011, by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Daniel F. Terry, Jr., Roberti Jacobs Family Trust, Acquired Sales Corp., Vincent J. Mesolella, and Minh Le

10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012

8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013
99.1	Press Release

8-K/A	February 12, 2013
10.26	Amendment No. 1 Stock Purchase Agreement

8-K/A	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement

8-K	September 4, 2013
99.1	Letter – Change of certifying accountant due to acquisition of accountant

8-K	October 4, 2013
10.29	Stock Purchase Agreement dated September 30, 2013

This 10-Q
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Dated: November 14, 2013
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer