Form 10-K
period 2013-12-31
ACQUIRED SALES CORP
filed 2014-04-01
CIK 1391135

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
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ]   No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]       No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]   No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No [x]

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on March 27, 2014 was $1,724,932. The voting stock held by non-affiliates on that date consisted of 981,081 shares of common stock.

Number of shares outstanding of each of the issuer’s class of common stock as of March 26, 2013:
Common Stock: 2,269,648
Preferred Stock: 0

PART I

ITEM 1.                      BUSINESS

Description of Business of Acquired Sales

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. Prior to our acquisitions of our now former subsidiaries Cogility Software Corporation (“Cogility”) in 2011 and Defense & Security Technology Group, Inc. (“DSTG”) in 2012, we had no material operations for several years.

We propose to seek, investigate and, if warranted, acquire an interest in one or more businesses. As of the date hereof, we are actively negotiating potential acquisitions of companies that supply capital and consulting expertise to not-for-profit entities that are licensed to grow and dispense medical marijuana in certain states. No assurance or guaranty whatsoever can be provided that any of such potential acquisitions will close. Among many other uncertainties, closing such potential acquisitions will require us to raise millions of dollars of capital, and no party has committed to provide such capital to us. We propose to investigate potential opportunities, particularly focusing upon existing privately held businesses whose owners are willing to consider merging their businesses into our company in order to establish a public trading market for their common stock, and whose managements are willing to operate the acquired businesses as divisions or subsidiaries of our company. The businesses we acquire may or may not need an injection of cash to facilitate their future operations.

We are primarily interested in medical marijuana growers and dispensaries, but we currently do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. Our executive officers will review material furnished to them by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our officers and directors and their contacts.  Those contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s contacts and acquaintances; and (3) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

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

We presently have cash on hand of approximately $427,904 as of the date of this filing, but our payables have typically been greater than our cash on hand over the past several years. Moreover, in December 2012, we received $148,275 in working capital loans from several of our affiliates in order to meet expenses. We have inconsistent income generating ability and are therefore regularly reliant on raising money from loans or stock sales.

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

Employees

Acquired Sales Corp. currently has no full-time salaried employees. However, we intend to begin paying other officer salaries when we are financially able to do so. We expect to address our need for employees in connection with money raising and acquisitions. We expect to continue to use attorneys and accountants as necessary.

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

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

Our balance sheet is weak and we lack liquidity

Our balance sheet is weak. There is no guarantee that we can obtain the funding needed for our operations and for acquisitions on acceptable terms, if at all, and neither our directors, officers, or any third party is obligated to provide any financing. A failure to pay our expenses when they become due and payable could materially adversely affect our company and the trading price of our Stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable in the future. There can be no assurance that any acquisition we make will be profitable. A failure to achieve profitability could materially adversely affect our company and the trading price of our Stock.

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

The trading price of our Stock may be volatile and could drop quickly and unexpectedly

The stocks of micro-cap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macro-economic developments in North America and globally, and market perceptions of the attractiveness of particular industries. This volatility could materially adversely affect our company by making it more difficult to raise capital or complete acquisitions. In addition, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. Our company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert our management’s attention and resources away from our business. For these reasons and others, quick and unexpected drops in the trading price of our Stock are likely from time to time. Volatility in our Stock price could materially adversely affect our company and the trading price of our Stock.

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

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital both for organic growth and for acquisitions. In addition, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

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

Our Stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our Stock or other securities convertible into our Stock. We also may issue significant numbers of shares of our Stock, or options, warrants, or other securities convertible into shares of our Stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of options and/or warrants to our officers, especially in connection with the closing of capital raises and acquisitions. Such transactions may significantly increase the number of outstanding shares of our Stock, and may be highly dilutive to our existing Stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding Stock. This dilution could have a material adverse effect on our company and the trading price of our Stock. In addition, we have options and warrants outstanding to purchase several million shares of our Stock. If all of these millions of options and warrants were to be exercised, the number of outstanding shares of our Stock would increase significantly. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution could have a material adverse effect on our company and the trading price of our Stock.

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

Sales of our Stock could cause the trading price of our Stock to fall

Sellers of our Stock might include our existing stockholders who have held our Stock for years, former stockholders of Cogility or DSTG who now own our Stock, persons and entities who have acquired our stock as consideration for services they have provided to our company, or our directors, officers or employees who might exercise stock options and simultaneously sell our Stock. Since the trading volume of our Stock is very low and the amount of our Stock in the public float is very small, any sales or attempts to sell our Stock, or the perception that sales or attempts to sell our Stock could occur, could adversely affect the trading price of our Stock.

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

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our Stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our company which they oppose even if our other stockholders believe it is in their best interests. Gerard M. Jacobs beneficially owns a substantial majority of our shares of common stock. In addition, our shareholders have authorized Gerard M. Jacobs to seek shareholders agreements and/or proxies from other parties, including potential future capital sources and the owners of potential future acquisition candidates. Accordingly, Gerard M. Jacobs has substantial influence over our policies and management.  We may take actions supported by Gerard M. Jacobs that may not be viewed by some stockholders to be in our best interest, or Gerard M. Jacobs could prevent or delay a change in our control which he opposes even if our other stockholders believe it is in their best interests. This could materially adversely affect our company and the trading price of our Stock.

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

Our cost of being a publicly traded company will increase significantly as our business operations expand

During the time that we were a shell corporation, our costs of being a publicly traded company was relatively limited. However, after taking ownership of Cogility and DSTG, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, increased significantly. We expect these additional costs to continue, especially if we acquire additional businesses.  We will eventually need to hire a qualified full-time Chief Financial Officer, as well as additional employees and/or additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act.  For instance, our audit costs increased to $126,914 in 2011 from $88,882 in 2010 and $20,439 in 2009. The 2012 fees are expected to be higher than 2011.While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase by at least $250,000 per year.

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

Potential acquisitions of one or more companies that supply capital and expertise to not-for-profit entities that are licensed medical marijuana growers and dispensaries may not occur and such acquisitions are likely to require substantial capital raises to monetize.

We are in discussions and/or negotiations to acquire a number of companies that supply capital and expertise to not-for-profit entities that are licensed medical marijuana growers and dispensaries in several jurisdictions where such activities are legal at the state level. No assurances or guarantees whatsoever can be made as to whether any of such acquisitions will be successfully consummated, nor on what terms.

In the event that we do acquire one or more companies that supply capital and expertise to not-for-profit entities that licensed medical marijuana growers and/or dispensaries, then it is highly likely that we will be required to raise a substantial amount of equity capital and/or debt capital in connection with those acquisitions, which could result in substantial dilution for our existing shareholders. No assurances whatsoever can be made that such acquisitions would result in profitability, nor what the impacts would be on our balance sheet, income statement, or stock price.

The U.S. Federal Controlled Substances Act prohibits cultivation or possession of marijuana and the Company’s direct or even indirect engagement with persons engaged in prohibited activities could result in a destruction of our management team and business.

The U.S. Federal Controlled Substances Act (21 U.S.C. § 811), does not recognize the difference between medical and recreational use of marijuana. Marijuana is classified as a controlled substance by the U.S. federal government, and any entrance by the Company into the medical marijuana industry may trigger material legal and financial risks for the Company. Under certain scenarios, these material legal and financial risks could result in criminal liability to management and/or key employees, and a shutdown or bankruptcy of the Company.

If we do enter into the medical marijuana industry, then shareholders and potential shareholders are expressly cautioned that such participation will entail such numerous material risks and uncertainties. We cannot provide any assurances whatsoever in regard to the potential negative legal, regulatory, financial and operational risks to the Company associated with the potential entrance by the Company into the medical marijuana industry. You are urged to use caution in your evaluation of our stock, and to seek the advice of competent legal and financial advisors in regard to the medical marijuana industry, which is currently in a state of rapid change and involves many variables which are beyond our control.

We further caution you that as the recreational use of marijuana is permitted in certain states, that the medical marijuana industry is likely to be subjected to even more intense scrutiny and oversight by elected officials, legislative bodies, courts, law enforcement agencies, and community groups. We cannot provide any assurances whatsoever in regard to the future potential negative impacts of such intensified scrutiny and oversight.

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

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in the medical marijuana industry, software companies, other technology businesses, mortgage lending companies, unsecured lending companies, defense industry companies, manufactured housing communities, oil & gas services and production companies, casino businesses and medical supply and diagnostic companies, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predicable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and (8) may involve serious legal risks in light of the fact that the marijuana industry generally remains illegal under U.S. federal laws and regulations as well as the laws and regulations of the majority of U.S. states. Even in the approximately 20 states where medical marijuana is legal on some level, it remains highly restricted. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our Stock.

Future acquisitions may fail to perform as expected

Future acquisitions may fail to perform as expected. We may overestimate cash flow, underestimate costs, or fail to understand risks. This could materially adversely affect our company and the trading price of our Stock.

Acquisitions may involve licensing or permitting risks

Some companies that we may acquire may lack all of the final licenses, permits, approvals and consents needed to complete construction of facilities and to commence operations. Any failure or inability to timely obtain all such final licenses, permits, approvals and consents could negatively impact our Company and Stock price.

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

ITEM 2.  DESCRIPTION OF PROPERTY

           Acquired Sales is currently provided rent-free office space by our Chief Executive Officer at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Acquired Sales pays the phone, facsimile, internet, travel and other business expenses of our Chief Executive Officer.

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

	Closing Bid Prices(1)
	High	Low

Year Ended December 31, 2013
4th Quarter	$0.50	$0.39
3rd Quarter	$3.75	$0.08
2nd Quarter	$3.75	$3.75
1st Quarter	$3.75	$3.75

Year Ended December 31, 2012
4th Quarter	$3.75	$3.26
3rd Quarter	$3.75	$2.00
2nd Quarter	$2.00	$2.00
1st Quarter	$2.00	$2.00

Year Ended December 31, 2011
4th Quarter	$2.00	$2.00
3rd Quarter	$2.00	$2.00
2nd Quarter	$2.00	$2.00
1st Quarter	$2.00	$2.00

(1)            The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Google Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 27, 2014, a total of 2,269,648 shares of Acquired Sales’ common stock were outstanding and there were 251 holders of record of Acquired Sales’ common stock. In addition to our outstanding common stock, we have issued options and warrants to purchase 3,086,774 shares of common stock at $0.001 to $8.00 per share. For a detailed description of this issuance, please refer to “Item 9B Other Information” herein.  None of these options or warrants has been exercised into shares of common stock, but may be exercised at any time in the sole discretion of the holder.

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

 Purchases of Equity Securities

During 2013, we purchased 690,796 shares of our common stock from an affiliate of our former director and chief technology officer Matthew Ghourdjian, for a total of $50,000, as part of a settlement. In addition, 25,000 options held by our former director Roger Greene were terminated without any payment.

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

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,026,157 as of December 31, 2013.  In addition, the Company suffered losses from continuing operations during the years ended December 31, 2013 and 2012 and used cash in its operating activities from continuing operations during the years ended December 31, 2013 and 2012. Additionally, as discussed in Notes 2 and 9, the Company sold 100% of the capital stock of its subsidiaries, Cogility Software Corporation and Defense & Security Technology Group, Inc., which were its primary source of revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Overview

Acquired Sales Corp. is incorporated under the laws of the State of Nevada. On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable. The $3,000,000 was originally receivable as follows: $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims.  Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. Acquired Sales retained a contract to create “legal analytics” software. The carrying value of Cogility’s net liabilities, excluding accounts receivable, was $32,899. Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $5,077,899 after the relief of Cogility’s net liabilities.

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

The Company is in discussions and/or negotiations to acquire a number of companies that supply capital and expertise to not-for-profit entities that are licensed medical marijuana growers and dispensaries in several jurisdictions where such activities are legal at the state level. No assurances or guarantees whatsoever can be made as to whether any of such acquisitions will be successfully consummated, nor on what terms.

If the Company does acquire one or more companies that supply capital and expertise to not-for-profit entities that are licensed medical marijuana growers and/or dispensaries, then it is highly likely that the Company will be required to raise a substantial amount of equity capital and/or debt capital in connection with those acquisitions, which could result in substantial dilution for existing shareholders of the Company. No assurances whatsoever can be made that such acquisitions would result in profitability of the Company, nor what the impacts would be on the Company's balance sheet, income statement, or stock price.

In addition, marijuana is classified as a controlled substance by the U.S. federal government, and any entrance by the Company into the medical marijuana industry may trigger material legal and financial risks for the Company. Under certain scenarios, these material legal and financial risks could result in a shutdown or bankruptcy of the Company.

This Form 10-K does not attempt to describe all of the numerous material risks and uncertainties associated with any possible entrance by the Company into the medical marijuana industry. If the Company does enter into the medical marijuana industry, then shareholders and potential shareholders are expressly cautioned that such participation will entail such numerous material risks and uncertainties, and associated "Risk Factors" will need to be set forth in subsequent filings by the Company with the U.S. Securities and Exchange Commission. The Company cannot provide any assurances whatsoever in regard to the potential negative legal, regulatory, financial and operational risks to the Company associated with the potential entrance by the Company into the medical marijuana industry. You are urged to use caution in your evaluation of the Company's stock, and to seek the advice of competent legal and financial advisors in regard to the medical marijuana industry, which is currently in a state of rapid change and involves many variables which are beyond the Company's control.

The Company further cautions you that as the recreational use of marijuana is permitted in certain states, that the medical marijuana industry is likely to be subjected to even more intense scrutiny and oversight by elected officials, legislative bodies, courts, law enforcement agencies, and community groups. The Company cannot provide any assurances whatsoever in regard to the future potential negative impacts of such intensified scrutiny and oversight.

If for any reason the Company does not enter into the medical marijuana industry, then the Company will continue to seek acquisitions in various industries including but not limited to manufactured housing communities, self-storage facilities, apartment complexes, innovative patented devices, or other industries.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit and long-term liabilities as of December 31, 2013 and December 31, 2012, as well as its cash flows for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Cash and cash equivalents	$427,294	$186,914
Working capital	1,386,408	(2,852,954)
Long-term debt	-	825,081

	December 31,
	2013	2012
Cash used in operating activities from continuing operations	$(295,599)	$(102,485)
Cash used in operating activities from discontinued operations	(1,066,600)	(657,461)
Cash provided by investing activities from discontinued operations	3,884,425	17,877
Cash provided by (used in) financing activities from continuing operations	(2,281,846)	863,300

At December 31, 2013, the Company had cash of $427,294 and $1,000,000 due from the sale of its subsidiary, Cogility. These current assets are adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions.  Current liabilities at December 31, 2013 included $20,886 of accounts payable and $20,000 obligation under a stock repurchase agreement.

During the year ended December 31, 2013, the Company used nearly all of the cash proceeds from the sale of Cogility in the amount of $3,975,000 to pay off its corporate debt and obligations, and to fund its operating activities, leaving the Company with $427,294 in cash at December 31, 2013.

Comparison of December 31, 2013 and December 31, 2012

The Company recognized net income of $4,473,906, mainly due to a one-time gain on the sale of its subsidiary, Cogility Software Corporation. The Company incurred a loss from continuing operations of $326,132, mainly due to general and administrative expense. Income from discontinued operations of $4,800,038 includes a gain on the sale of Cogility of $5,077,899 and a loss on the sale of DSTG of $104,946. The Company has greatly reduced its overhead costs with the sale of Cogility and DSTG.  The Company’s current operating expenses consist mainly of professional fees and the phone, facsimile, internet, travel and other business expenses of our Chief Executive Officer.

The Company incurred a net loss of $ 1,027,512 from continuing operations and incurred a loss from discontinued operations of $1,336,514 for the year ended December 31, 2012. The loss from continuing operations was mainly due to the lack of revenues generated for the period as well as the recognition of share-based compensation and interest expense.

The Company used cash in its operating activities from continuing operations of $295,599 and used $1,066,600 in its operating activities from discontinued operations for the year ended December 31, 2013. These amounts were primarily due to the repayment of nearly all accounts payable and accrued expenses in accordance with the Cogility purchase agreement. Cash flows from operating activities used cash in continuing operations of $102,485 and used cash of $657,461 from discontinued operations for the year ended December 31, 2012.  Cash used in continuing operations during the year ended December 31, 2012 was the result of losses from operations due to lack of revenues.  Cash used in discontinued operations was the result of increases in billings in excess of costs on uncompleted contracts as well as reductions in accounts payable and an increase in accounts receivable.

The Company had net cash provided by investing activities from continuing operations of $3,888,445 for the year ended December 31, 2013 primarily due to cash received from the sale of Cogility. This is compared to no cash used or provided by investing activities from continuing operations and $17,877 of cash provided by  investing activities from discontinued operations for the year ended December 31, 2012.

The Company used $2,281,846 of cash in its financing activities to pay down all the corporate debt in accordance with the Cogility purchase agreement during the year ended December 31, 2013. This compared to $863,300 of cash provided by financing activities during the year ended December 31, 2012.

During the year ended December 31, 2013, cash increased by $240,380 leaving the Company with $427,294 in unrestricted cash at December 31, 2013. This is compared to a $121,231 increase in cash during the year ended December 31, 2012.

The sale of Cogility and DSTG eliminated the Company’s sources of revenue. The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income.  The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2013 of $7,026,157.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

The Company did not generate revenue from continuing operations during the years ended December 31, 2013 and 2012. General and administrative expenses primarily consist of professional fees, including accounting, administration, finance and legal personnel. General and administrative expense from continuing operations was $242,544 for the year ended December 31, 2013 compared to $832,505 for the year ended December 31, 2012, representing a decrease of $589,961.  The decrease in our general and administrative expense related to a decrease in share-based compensation.

Net Income ( Loss) – The Company realized net income of $4,473,906 for the year ended December 20, 2013, mainly due to the gain on the sale of its subsidiary Cogility Software Corporation. The Company incurred a loss from continuing operations of $326,132 for the year ended December 31, 2013 due to selling in general and administrative expenses such as professional fees.

The Company recognized a loss of $2,364,026 for the year ended December 31, 2012 consisting of $1,027,512 from continuing operations and $1,336,514 from discontinued operations.  Losses from continuing operations were mainly a result of interest and stock option expense.  Losses from discontinued operations were a result of losses incurred from operations with selling and general and administrative expenses exceeding revenues recognized.

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

Basic and Diluted Loss Per Share  - The computation of basic earnings (loss) per share amounts are determined by dividing loss from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share amounts are calculated by dividing these same items by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,173,774 stock options and 938,000 warrants outstanding during the year ended December 31, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,336,981 stock options and 868,000 warrants outstanding during year ended December 31, 2012 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.

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

Contractual Cash Obligations and Commercial Commitments

One of Cogility's employees claimed that he has filed a wage claim against Cogility for $302,000 with the California Labor Board. On October 28, 2013 the Company entered into a settlement agreement with the employee whereby the employee signed a release of claim in exchange for $50,000. The $50,000 was paid in full during the year ended December 31, 2013.

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $5,077,899 after the relief of Cogility’s net liabilities.

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

On October 17, 2013 the Company entered into a settlement agreement with Matthew Ghourdjian and the Deborah Sue Ghourdjian Separate Property Trust, whereby Mr. Ghourdjian and the Trust sold to the Company 690,796 shares of common stock for $30,000 cash plus an obligation to pay an additional $20,000 in February 2014, or approximately $0.07 per share. Mr. Ghourdjian resigned from the Company as an employee, director and officer. Mr. Ghourdjian and the Trust, and the Company entered into mutual releases of all claims against one another.  The obligation was paid in full in February 2014.

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2013 and December 31, 2012 begins on page F-1 of this Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Gerard M. Jacobs, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013.

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

During December 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2013 was not effective.  Management identified the following material weaknesses as of December 31, 2013:

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

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2013. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors And Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of December 31, 2013. Each director holds office from election until the next annual meeting of stockholders or until their successors is duly elected and qualified.

Name	Age	Position

Gerard M. Jacobs	58	Chairman of the Board, chief executive officer, chief development officer, secretary, and treasurer

James S. Jacobs, MD	60	Director

Michael D. McCaffrey	68	Director

Richard E. Morrissy	59	Director

Vincent J. Mesolella	63	Director

Joshua A. Bloom, M.D.	58	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

Gerard M. Jacobs, age 58, is co-chairman of our board of directors, chief executive officer, chief development officer, secretary, and treasurer. Mr. Jacobs has been a private investor since 2006. In 2001, Gerard M. Jacobs took control of CGI Holding Corporation, and served as its CEO and member of its board of directors until 2006. Under Gerard M. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:MKT: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its CEO and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (trading symbol SMSMY). We believe that Gerard M. Jacobs’ experience serving as the CEO of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Gerard M. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Gerard M. Jacobs’ brother James S. Jacobs, M.D. is also a member of our board of directors.

Joshua A. Bloom, M.D., age 58, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom has served on the board of directors of Kenosha Health Services Corporation since 1993 and the board of Hospice Alliance, Inc since 1994 and Medical Director there since 1998. He has also served on the board of the Beth Israel Sinai Congregation since 1998 where he served as the President from 2004 until 2012. We believe that Joshua A. Bloom, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

James S. Jacobs, M.D., age 60, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that James S. Jacobs, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, age 68, has been a member of our board of directors since July 2007. He is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases. We believe that Michael D. McCaffrey’s experience serving as a litigator and advisor to corporations, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, age 59, has been a member of our board of directors since July 2007. He is the Senior Research Specialist and project coordinator in the Pharmaceutical Sciences, School of Pharmacy, University of Illinois at Chicago. Mr. Morrissy is a project coordinator for the School of Pharmacy. His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy has managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He has also designed and led focus groups, designed and critiqued research surveys, edited manuscripts and scientific journals. We believe that Richard E. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.  He received a B.A. in History from Western Illinois University in 1976.

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

Board Composition and Committees

Our board of directors is currently composed of 6 members: Messrs. G. Jacobs, Bloom, J. Jacobs, McCaffrey, Morrissy and Mesolella.  Our board of directors has determined that Messrs. Bloom, McCaffrey, Morrissy and Mesolella are independent directors at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

Audit Committee and Audit Committee Financial Expert

We have an audit committee consisting of Joshua A. Bloom, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members. We have not adopted an Audit Committee charter. Vincent J. Mesolella serves as our audit committee chairman and financial expert. Our audit committee performs the following functions including:  (1) selection and oversight of our independent accountant; (2)  establishing  procedures for the receipt, retention and treatment of complaints regarding  accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.  Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

Board Meetings; Nominating Committee

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent.  In the year ended December 31, 2013, we held only telephonic Board Meetings and there were no on ground Board Meetings attended by all directors.

We have a nominating committee consisting of Joshua A. Bloom, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members.  Mr. McCaffrey is the nominating committee Chairman.

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

The following persons are holders of 10% of our common stock and have not filed a Form 3: Daniel F. Terry, Jr. and Minh N. Le. The following persons are officers and directors of the Company who are not known to have filed Form 3s or Form 4s: Vincent Mesolella. The following persons are officers and directors of the Company and hold warrants to purchase shares of our common stock and have not filed Form 3s or Form 4s, as applicable: Vincent Mesolella.

ITEM 11.  EXECUTIVE COMPENSATION

As of December 31, 2013, we did not experience any cash flow event as a result of any payment to an executive.  We have not provided retirement benefits or severance or change of control benefits to our named executive officer, Gerard M. Jacobs.  Unexercised options or warrants issued as compensation held by our executive officers at the year ended 2013 are set out in the following table. Other than the options and warrants issuance described herein, no equity awards were made during the year ended December 31, 2013.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($) (i)	Total ($) (j)
Gerard M. Jacobs, CEO(1)	2013	$-	$-	$-	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-	$-	$-	$-

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

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal years ended December 31, 2013 and 2012.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)(2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)(3)
Gerard M. Jacobs	2013 2012	- -	- -	- -	- -	- -	- -		- -
Joshua A. Bloom	2013 2012	- -	- -	- 25,000	- -	- -	- -	$	- 38,785
James S. Jacobs	2013 2012	- -	- -	- 30,000	- -	- -	- -	$	- 46,542
Michael McCaffrey	2013 2012	- -	- -	- 25,000	- -	- -	- -	$	- 38,785
Vincent J. Mesolella	2013 2012	- -	- -	- 160,000	- -	- -	- -	$	- 248,224
Richard E. Morrissy	2013 2012	- -	- -	- 25,000	- -	- -	- -	$	- 38,785
(1)	The 2012 options entitle the holder to purchase shares of our common stock at a purchase price of $2.00 per share.
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

(3)
The current market price of the underlying common stock shares as of the date of this filing is approximately $0.76 per common share. These total values in dollars are calculated on option awards times $1.5514 per share grant-date fair value set out in footnote No.2 above.

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

Compensation Committee

Our directors and officers do not receive remuneration from us unless approved by the
Board of Directors, but we may enter into employment agreements with officers in the future.  No such payment shall preclude any director from serving us in any other capacity and receiving compensation in connection with that service. Notwithstanding the foregoing, in the year ended December 31, 2013, no remuneration was paid any of our directors for services as director. We have a compensation committee consisting of Joshua A. Bloom, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members.  Joshua Bloom serves as the committee’s chairman.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

 The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013.  The options are exercisable at the respective prices listed below.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its Common Stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group.  Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 2,269,648 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Voting Securities

Gerard M. Jacobs (1)	1,813,321	79.9%
Lincolnshire Associates II Ltd (2)	142,453	6.3%
Joshua A. Bloom, M.D. (3)	30,000	0.1%
Roberti Jacobs Family Trust (4)	466,623	20.6%
Roger S. Greene (5)	155,708	6.9%
Michael D. McCaffrey (6)	30,000	0.1%
Richard E. Morrissy (7)	30,000	0.1%
Vincent J. Mesolella (8)	247,862	10.9%
Joseph S. Keller (9)	150,000	6.6%
James S. Jacobs (10)	140,000	6.2%
Daniel F. Terry, Jr. (11)	734,500	32.4%
Minh N. Le (12)	704,986	31.1%
Total Officers and Directors as group (6 persons)	2,291,183(13)	101.0%
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

(2)	The address for Lincolnshire Associates II Ltd is 555 Skokie Blvd. #555, Northbrook, IL 60062.
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

(5)
The address for Mr. Greene is 6 Joliet Drive, Coto de Caza, California 92679. Mr. Greene owns 113,208 shares of stock. In addition, he holds options and warrants to purchase a total of 42,500 shares of our common stock, consisting of (a) 30,000 options at $2.00 per share, and (b) 12,500 warrants at $2.00 per share.

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

(10)	The address for Dr. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Dr. Jacobs own 10,000 shares of stock. He holds 100,000 warrants and 30,000 options at a $2.00 per share exercise price.
(11)
The address for Daniel F. Terry, Jr., is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Terry owns 597,000 shares of our stock. He holds 137,500 warrants exercisable at prices ranging between $2.00 and $3.50.

(12)
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

(13)
Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust and Gerard M. Jacobs, collectively total 1,813,321 shares (which total includes unexercised options and warrants which may be exercised at any time in the discretion of the holder) which may be voted together (without any double counting). The other directors and officers hold a total of 477,862 shares which includes unexercised options and warrants which may be exercised at any time in the discretion of the holder.

COMPENSATION PLANS
Equity Compensation Plans

None.

Option Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions executed or performed in 2012 and 2013 and currently proposed transactions in which we are a participant and the amount involved exceeds $120,000, as well as loans that we deem material, and in which any related person had or will have a direct or indirect material interest.

At December 31, 2012 the Company had recorded accrued compensation that includes $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $10,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967.

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

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 1, 2013, Hansen, Barnett & Maxwell, P.C. (“HBM”) resigned as the Company’s independent registered public accounting firm. HBM served as our auditors since from 2007. HBM recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of HBM. Concurrent with the resignation of HBM, the Company, through and with the approval of its Audit Committee, engaged Eide Bailly as its independent registered public accounting firm. Representatives of Eide Bailly are expected to be present at our next Annual Meeting of Shareholders with the opportunity to make a statement, if they so desire, and will be available to respond to appropriate questions from shareholders.

The following presents fees for all professional services provided by HBM and Eide Bailly for the audit, audit related services, and tax services for the years ended December 31, 2013 and 2012:

Audit Fees. Fees for audit services provided by Eide Bailly totaled $46,388 for 2013, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q. Fees for audit services provided by HBM totaled $27,189 for 2013 and $139,820 for 2012, and included fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

Audit Related Fees. There were no audit related fees charged for 2013 or 2012.

Tax Fees. Fees for tax services provided by Eide Bailly, including tax compliance, were $4,472 for 2013 and $2,241 for 2012. Fees for tax services provided by HBM were $3,950 for 2012.

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
Information
Statement
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
Corp., Vincent J. Mesolella, and Minh Le

Form 10-Q	November 12, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012

Form 8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC.

Form 8-K	February 12, 2013
10.26	Amendment No. 1 to Stock Purchase Agreement

Form 8-K	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement

Form 8-K	October 4, 2013
10.29	Stock Purchase Agreement dated September 30, 2013 selling the Company’s subsidiary Defense & Security Technology Group, Inc.

This Form 10-K	March 29, 2013
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

Reports on Form 8-K

Changes in Registrant’s Certifying Accountant

On September 9, 2013 we filed an 8-K pursuant to Item 4.01, Changes in Registrant's Certifying Accountant wherein we announced that Hansen, Barnett & Maxell, P.C. (“HBM”) resigned as our independent registered public accounting firm. HBM recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of HBM and certain of the professional staff and shareholders of HBM joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly. Concurrent with the resignation of HBM, the Company, through and with the approval of its Audit Committee, engaged Eide Bailly as its independent registered public accounting firm.

The reports of HBM on the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Disposition of Cogility Subsidiary

On October 4, 2013 we filed an 8-K, pursuant to Item 1.01: Entry into a Material Definitive Agreement, Item 2.01: Completion of Acquisition or Disposition of Assets, wherein we announced the sale of our subsidiary Defense & Security Technology Group, Inc. (“DSTG”) to Minh Le. The principal terms of the Agreement set out in the 8-K included that: (i) the Company would sell all of its rights, title, and ownership interest in all outstanding common and preferred (if any) stock of DSTG at a closing to be held on September 30, 2013 (“Closing Date”) for a purchase price equal to (a) One Dollar (U.S. $1), plus (b) potential percentage royalties from the sales, licensing or other transfers during the next two years of the software developed by DSTG pursuant to the Professional Services Agreement between DSTG (previously transferred to DSTG by the Company’s former subsidiary Cogility Software Corporation) and Womble Carlyle Sandridge & Rice, LLP, plus (c) potential referral fees equal to 50% of any referral fees paid to DSTG by Catalyst Secure (“Catalyst”) in regard to any work performance by Catalyst for Womble Carlyle Sandridge & Rice, LLP or its clients.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2014.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 28, 2014.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Joshua A. Bloom, M.D.
Joshua A. Bloom, M.D.
Director

/s/ James S. Jacobs, MD
James S. Jacobs, MD
Director

/s/ Michael D. McCaffrey
Michael D. McCaffrey
Director

/s/ Richard E. Morrissy
Richard E. Morrissy
Director

/s/ Vincent J. Mesolella
Vincent J. Mesolella
Director

ACQUIRED SALES CORP. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
FINANCIAL STATEMENTS
 December 31, 2013 and 2012

ACQUIRED SALES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Acquired Sales Corp. and subsidiaries as of December 31, 2013 and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquired Sales Corp. and subsidiaries as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, at December 31, 2013, the Company had an accumulated deficit of $7,026,157. During the year ended December 31, 2013, the Company suffered losses from continuing operations and used cash in its operating activities from continuing operations. Additionally, as discussed in Notes 2 and 9, the Company sold 100% of the capital stock of its subsidiaries, Cogility Software Corporation and Defense & Security Technology Group, Inc., which were its primary sources of revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Salt Lake City, Utah
March 31, 2014

www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Acquired Sales Corp. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquired Sales Corp. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, at December 31, 2012, the Company had negative working capital, a shareholders’ deficit and had an accumulated deficit. During the year ended December 31, 2012, the Company suffered losses from continuing operations and used cash in its operating activities from continuing operations. Additionally, as discussed in Notes 2 and 9, the Company sold 100% of the capital stock of its subsidiary, Cogility Software Corporation, which is its primary source of revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 29, 2013

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$427,294	$186,914
Accounts receivable	-	292,171
Receivables from employees	-	609
Due from sale of subsidiary	1,000,000	-
Prepaid expenses	-	14,301
Total Current Assets	1,427,294	493,995
Intangible Assets	-	338,358
Deposits	-	4,900
Property and Equipment Held-For-Sale	-	25,438
Total Assets	$1,427,294	$862,691
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Trade accounts payable	$20,886	$346,153
Accrued liabilities	-	124,078
Billings in excess of costs on uncompleted contracts	-	376,650
Obligation under stock repurchase	20,000	-
Accrued compensation	-	880,723
Notes payable, current portion	-	130,070
Notes payable - related parties, current portion	-	1,489,275
Total Current Liabilities	40,886	3,346,949
Long-Term Liabilities
Notes Payable, net of current portion	-	480,480
Notes payable - related parties, net of current portion	-	344,601
Total Long-Term Liabilities	-	825,081
Shareholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,269,648 and 2,877,896 shares outstanding, respectively	2,270	2,878
Additional paid-in capital	8,410,295	8,187,846
Accumulated deficit	(7,026,157)	(11,500,063)
Total Shareholders'Equity (Deficit)	1,386,408	(3,309,339)
Total Liabilities and Shareholders' Equity (Deficit)	$1,427,294	$862,691

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012
Selling, General and Administrative Expense	$(242,544)	$(832,505)
Loss from Extinguishment of Debt	(79,463)	(41,646)
Interest Expense	(4,125)	(153,361)
Loss from Continuing Operations	(326,132)	(1,027,512)
Net Gain on Disposal of Discontinued Operations	4,902,953	-
Loss from Discontinued Operations	(102,915)	(1,336,514)
Net Income (Loss)	$4,473,906	$(2,364,026)
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.12)	$(0.37)
Discontinued Operations	1.73	(0.49)
Net Income (Loss)	$1.61	$(0.86)

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2011	2,602,896	$2,603	$6,236,634	$(9,136,037)	$(2,896,800)
Services contributed by shareholder,
no additional shares issued	-	-	250,000	-	250,000
Exercise of stock options	25,000	25	-	-	25
Issuance of common stock for
services	150,000	150	149,850	-	150,000
Issuance of warrants to purchase
common stock	-	-	322,435	-	322,435
Share-based compensation	-	-	449,905	-	449,905
Warrants issued in debt extinguishment	-	-	99,820	-	99,820
Acquisition of the Defense & Security
Technology Group, Inc. net assets	100,000	100	679,202	-	679,302
Net loss	-	-	-	(2,364,026)	(2,364,026)
Balance, December 31, 2012	2,877,896	2,878	8,187,846	(11,500,063)	(3,309,339)
Stock issued in debt extinguishment	82,548	83	271,758	-	271,841
Redemption of common stock	(690,796)	(691)	(49,309)	-	(50,000)
Net income	-	-	-	4,473,906	4,473,906
Balance, December 31, 2013	2,269,648	$2,270	$8,410,295	$(7,026,157)	$1,386,408

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$4,473,906	$(2,364,026)
Adjustments to reconcile income (loss) to net cash used in
operating activities:
(Income ) loss from discontinued operations	(4,800,038)	1,336,514
Services contributed by Shareholder, no additional shares issued	-	250,000
Share based compensation	-	449,905
Amortization of prepaid expenses	-	150,000
Amortization of discount on notes payable	-	33,476
Loss from extinguishment of debt	79,463	41,646
Changes in operating assets and liabilities:
Accounts payable	101,070	-
Accrued compensation	(150,000)	-
Net cash used in operating activities of continuing operations	(295,599)	(102,485)
Net cash used in operating activities of discontinued operations	(1,066,600)	(657,461)
Net cash used in operating activities	(1,362,199)	(759,946)
Cash Flows from Investing Activities
Net cash provided by investing activities of discontinued operations	3,884,425	17,877
Net cash provided by investing activities	3,884,425	17,877
Cash Flow from Financing Activities
Payments on notes payable	(650,070)
Payments on notes payable - related parties	(1,601,776)	(22,000)
Proceeds from borrowings under notes payable to related parties and issuance
of warrants	-	885,275
Repurchase of common stock	(30,000)	-
Issuance of common stock	-	25
Net cash provided by (used in) financing activities of continuing operations	(2,281,846)	863,300
Net Increase in Cash	240,380	121,231
Cash and Cash Equivalents at Beginning of Year	186,914	65,683
Cash and Cash Equivalents at End of Year	$427,294	$186,914

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2013	2012
Supplemental Cash Flow Information
Cash paid for interest	$3,683	$56,077
Cash paid for income taxes	$-	$800

Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in extinguishment of debt to related party	$271,842	$-
Shares issued in exchange for services	$-	$150,000
Acquisition of Defense & Security Technology Group, Inc.:
Fair value of assets acquired	$-	$794,503
Liabilities assumed	-	(147,850)
Compensation recognized	-	32,649
Fair value of common stock issued and stock options granted	$-	$679,302

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIESBasis of Presentation – On February 13, 2012, Acquired Sales Corp (“Acquired Sales” or the “Company”) purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). On September 30, 2013 Acquired Sales sold 100% of the capital stock of DSTG to Minh Le, the previous owner of DSTG prior to its acquisition. DSTG’s results of operations have been included in the Company's operations from February 14, 2012 through September 30, 2013 and have been reclassified as discontinued operations.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility Software Corporation (“Cogility”) to Drumright.  The historical results of Cogility’s results of operations have been reclassified as discontinued operations.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and operations of Acquired Sales for all periods presented, the accounts and discontinued operations of Cogility Software Corporation through February 11, 2013 and the accounts and discontinued operations of Defense & Security Technology Group, Inc. from February 14, 2012 through September 30, 2013. Intercompany accounts and transactions have been eliminated on consolidation.

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

Basic and Diluted Earnings (Loss) Per Common Share – The computation of basic earnings (loss) per share amounts are determined by dividing loss from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share amounts are calculated by dividing these same items by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per share for the three and year ended December 31, 2013 and 2012:

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended
	December 31,
	2013	2012
Loss from continuing operations	$(326,132)	$(1,027,512)
Income (loss) from discontinued operations	4,800,038	(1,336,514)
Net income (loss)	$4,473,906	$(2,364,026)
Basic and Diluted Weighted-Average
Shares Outstanding	2,780,866	2,753,729
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.12)	$(0.37)
Discontinued Operations	1.73	(0.49)
Net income (loss)	$1.61	$(0.86)

There were 2,148,774 stock options and 938,000 warrants outstanding during the year ended December 31, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,336,981 stock options and 868,000 warrants outstanding during the year ended December 31, 2012 that were excluded from the computation of diluted earnings (loss) because their effects would have been anti-dilutive.

Reclassifications – Certain reclassifications have been made to the financial statements for the year ended December 31, 2012 to conform to the December 31, 2013 presentation.  The reclassifications had no effect on net loss.

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses, which have resulted in an accumulated deficit of $7,026,157 as of December 31, 2013. During the year ended December 31, 2013, the Company recognized a loss of $326,132 from continuing operations. The Company used $295,599 of cash in its operating activities from continuing operations. The sale of Cogility and DSTG eliminated the Company’s source of revenue. As a result, there can be no assurance that the Company will not need additional financing, that the Company will be profitable in the future or that the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

With the sales of both Cogility and DSTG the Company did not have any contracts in process at December 31, 2013. Revenue and costs on the uncompleted contract were deferred and recognized upon completion of the contract. Contract billings in excess of contract costs on uncompleted contracts at December 31, 2013 and December 31, 2012 were as follows:

	2013	2012
Costs incurred on uncompleted contracts	$-	$437,455
Billings to date on uncompleted contract	-	814,105
	$-	$(376,650)

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2012 the Company had recorded accrued compensation that included $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $110,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967.  Under the terms of the sale of Cogility, all but $100,000 of the accrued compensation was paid on the date of acquisition.  The Company determined that the additional accrued compensation of $100,000 was no longer necessary and reversed the accrual at December 31, 2013.

On September 13, 2011, a key executive resigned his position and entered into a severance agreement with the Company.  On September 16, 2010, the Company had signed a letter agreeing to pay the former executive officer $47,000 in one-time commissions. Under the severance agreement the Company was also obligated to pay the former executive officer a one-time bonus of $35,000 and deferred compensation of $18,432. The liabilities were paid in full during the year ended December 31, 2013.

NOTE 5 – NOTES PAYABLE

Notes Payable to Related Parties – At December 31, 2012, the Company had notes payable to a significant shareholder, affiliated with an officer of the Company for $525,000. The notes were unsecured, non-interest bearing and due upon demand. The Company had entered into an agreement with the significant shareholder that, at such time as the Company was financially able to do so and at the reasonable discretion of the chief executive officer of the Company, the notes payable held by the significant shareholder would be extinguished in full by the payment of $262,500 in cash and the issuance of 82,548 shares common stock. Based on the fair value of the Company’s common stock on the date of the agreement of $3.18 per share, the significant shareholder received a contingent beneficial conversion feature in connection with the agreement. The liability was settled with the payment of $262,500 and the issuance of 82,548 shares of common stock during the year ended December 31, 2013. The Company recognized a loss from extinguishment of debt of $10,980 during the year ended December 31, 2013.

At December 31, 2012, the Company had $375,000 of notes payable to related parties that were secured by all the assets of the Company, bore interest at 3% per annum and were due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At February 11, 2013, the carrying amount of the notes payable was $344,601, net of $30,399 of unamortized discount. The liability was paid in full during the year ended December 31, 2013. The Company recognized a loss of $30,399 on early extinguishment of debt relating to unamortized discount.

On January 30, 2012 an officer advanced the Company $75,000 for short-term working capital needs. The loan was without interest, unsecured and due upon demand. On April 1, 2012, the terms of the loan were renegotiated such that the loan bore interest at 6% per annum, payable quarterly, and was due upon demand. In addition the officer was awarded 37,500 warrants to purchase common stock at a price of $2.00 per share. All of the warrants expire 5 years from their respective issuance dates. The fair value of the 37,500 warrants issued was estimated to be $58,174 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 52.61%; risk-free interest rate of 0.33%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $58,174. The liability was paid in full during the year ended December 31, 2013.

In connection with the acquisition of DSTG on February 13, 2012, the Company assumed an $86,000 distribution payable to the former DSTG shareholder. The liability was without interest, due upon demand and unsecured. On July 25, 2012, the terms of the loan were renegotiated such that the loan bore interest at 6% per annum, payable quarterly, and was due upon demand. In addition the officer was awarded 43,000 warrants to purchase common stock at a price of $3.25 per share. All of the warrants expire 5 years from their respective issuance dates. The fair value of the 43,000 warrants issued was estimated to be $41,646 using the Black-Scholes option pricing model using the following weighted-average assumptions: estimated future volatility of 47.80%; risk-free interest rate of 0.25%; dividend yield of 0% and an estimated term of 2.5 years. The renegotiation was treated as an extinguishment of debt. The Company recognized a loss on the extinguishment of debt of $41,646. The liability was paid in full during the year ended December 31, 2013.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 14, 2012, the Company borrowed $200,000 from a director of the Company. Attached with the note payable were 100,000 warrants to purchase common stock at a price of $2.00 per share. On March 13, 2012, the Company borrowed another $25,000 from a director of the Company. Attached with this note payable were 12,500 warrants to purchase common stock at a price of $2.00 per share. On March 29, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and were due upon demand. All of the warrants expire 5 years from their respective issuance dates. The notes were paid in full during the year ended December 31, 2013.

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

On June 4, 2012 the Company borrowed an additional $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $2.00 per share. The related note payable bore interest at 6% per annum, payable quarterly, and was due upon demand. All of the warrants expire 5 years from their issuance dates.  The liability was paid in full during the year ended December 31, 2013.

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

On July 16 and 25, 2012 the Company borrowed $50,000 and $50,000, respectively, from an officer of the Company.  Attached to the notes payable were a total of 50,000 warrants to purchase common stock at a price of $3.25 per share. On July 9, 2012, the Company borrowed another $30,000 from a director of the Company. Attached with this note payable were 15,000 warrants to purchase common stock at a price of $3.25 per share. On July 13, 2012, the Company borrowed $100,000 from an entity related to an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.25 per share. All of the related notes payable bore interest at 6% per annum, payable quarterly, and were due upon demand. All of the warrants expire 5 years from their respective issuance dates. The liability was paid in full during the year ended December 31, 2013.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 13, 2012 the Company borrowed $20,000, from an entity related to an officer of the Company.  Attached to the notes payable were a total of 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 13, 2012, the Company borrowed another $20,000 from a director of the Company. Attached with this note payable were 10,000 warrants to purchase common stock at a price of $3.50 per share. On December 14, 2012, the Company borrowed $100,000 from an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.50 per share. All of the related notes payable bore interest at 6% per annum, payable quarterly, and were due upon demand. All of the warrants expire 5 years from their respective issuance dates.  The notes payable were paid in full during the year ended December 31, 2013.

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

At March 31, 2013 an officer of the Company had advanced the Company a total of $32,500 for short-term working capital needs. The loan was without interest, unsecured and due upon demand. The advance was paid in full during the year ended December 31, 2013. Interest paid to related parties during the year ended December 31, 2013 and 2012 was $4,126 and $121,856 respectively. The details of the terms of the notes payable to related parties and their carrying amounts were as follows at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Non-interest bearing notes payable to an entity related to an officer of the
Company; unsecured; settled in February 2013	$-	$525,000
3% Notes payable to related parties; secured by all of the assets
of the Company; settled in February 2013	-	344,601
6% Notes payable to related parties; settled in February 2013	-	870,000
Non-interest bearing notes payable to a shareholder and officer of the
Company; unsecured; settled in February 2013	-	8,275
Distribution payable to the former DSTG shareholder settled
in February 2013	-	86,000
Total Notes Payable - Related Parties	-	1,833,876
Less: Current portion	-	(1,489,275)
Long-Term Notes Payable - Related Parties	$-	$344,601

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable – At December 31, 2012, notes payable to a lending company totaled $130,070, were unsecured, non-interest bearing and due on demand. The liability was paid in full during the year ended December 31, 2013.

At December 31, 2012, The Company had $520,000 of notes payable to third parties that were secured by all the assets of the Company, bore interest at 3% per annum and were due December 31, 2014. The notes were issued with warrants to purchase common stock that resulted in the notes payable being carried at a discount to their face value. At December 31, 2012, the carrying amount of the notes was $480,480, net of $39,520 of unamortized discount. The liability was paid in full during the year ended December 31, 2013. The Company recognized a loss of $39,520 on early extinguishment of debt relating to the unamortized discount.

The details of the terms of the notes payable and their carrying amounts were as follows at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
Non-interest bearing notes payable to a lending company; unsecured;
settled in February 2013	$-	$130,070
3% $520,000 Notes payable; secured by all of the assets of the
Company; settled in February 2013	-	480,480
Total Notes Payable	-	610,550
Less: Current portion	-	(130,070)
Long-Term Notes Payable	$-	$480,480

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT)

During the year ended December 31, 2012, the chief executive officer and shareholder of the Company provided services to the Company, which services were determined by the board of directors to have had a fair value of $250,000. The Company has recognized a capital contribution of $250,000 during the year ended December 31, 2012 for the services provided by the executive officer.

On October 17, 2013 the Company entered into a settlement agreement with Matthew Ghourdjian and the Deborah Sue Ghourdjian Separate Property Trust, whereby Mr. Ghourdjian and the Trust sold to the Company 690,796 shares of common stock for $30,000 cash plus an obligation to pay an additional $20,000 in February 2014, or approximately $0.07 per share. Mr. Ghourdjian resigned from the Company as an employee, director and officer. Mr. Ghourdjian and the Trust, and the Company entered into mutual releases of all claims against one another.  The obligation was paid in February 2014.

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

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of stock option activity as of December 31, 2013 and changes during the year then ended:

			Weighted-
		Weighted -	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Instrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2012	2,336,981	$2.29
Forfeited	(188,207)	1.59
Outstanding, December 31, 2013	2,148,774	$2.35	6.71	$326,066
Exercisable, Decemberr 31, 2013	2,148,774	$2.35	6.71	$326,066

The Company had 938,000 warrants outstanding at December 31, 2013 at a weighted average exercise price of $2.29 per share, a weighted-average remaining contractual term of 3.36 years and an aggregate intrinsic value of $1,339,000.

Share-based compensation expense charged against operations during the year ended December 31, 2013 and 2012 was $0 and $449,905, respectively, and was included in general and administrative expense. There was no income tax benefit recognized. As of December 31, 2013, all compensation expense related to stock options had been recognized.

NOTE 7 – INCOME TAXES

During the years ended December 31, 2013 and 2012, the Company did not incur any current tax on its continuing operations and there was no deferred tax provision or benefit from continuing operations. At December 31, 2013, the Company has U.S. Federal net operating loss carry forwards of $319,036 that will expire in 2030 through 2032 if not used by those dates.

As of December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2009 through 2013. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2013	2012
Tax expenses (benefit) at statutory rate (35%)	$(114,146)	$(359,629)
State tax benefit, net of federal benefit	(14,717)	(43,296)
Non-deductible expenses	940	26,583
Change in valuation allowance	127,923	376,342
Provision for Income Taxes	$-	$-

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carry forwards that gave rise to the net deferred income tax asset as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Deferred tax liability - Intangible assets	$-	$(133,821)
Deferred tax assets
Operating loss carry forwards	126,179	2,764,138
Stock-based compensation	870,307	910,808
Accrued liabilities and other items	-	274,834
Less: Valuation allowance	(996,486)	(3,815,959)
Net Deferred Income Tax Asset	$-	$-

The deferred tax asset valuation allowance decreased by $2,819,473 and increased by $137,336 during the years ended December 31, 2013 and 2012, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

One of Cogility's employees claimed that he has filed a wage claim against Cogility for $302,000 with the California Labor Board. On October 28, 2013 the Company entered into a settlement agreement with the employee whereby the employee signed a release of claim in exchange for $50,000. The $50,000 was paid in full during the year ended December 31, 2013.

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

NOTE 9 – SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

Cogility Software Corporation – On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable. The $3,000,000 was originally receivable as follows: $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims.  Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. Acquired Sales retained a contract to create “legal analytics” software. The carrying value of Cogility’s net liabilities, excluding accounts receivable, was $32,899.

Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $5,077,899 after the relief of Cogility’s net liabilities.

The historical results of Cogility’s operations have been reclassified to discontinued operations. Operating results of Cogility included in discontinued operations for the years ended December 31, 2013 and 2012 were as follows:

	For the Years
	Ended December 31,
	2013	2012
Revenues	$845,220	$2,033,558
Cost of services	335,605	992,448
Gross profit	509,615	1,041,110
Selling and general and administrative expenses	191,913	1,775,240
Income (loss) from operations	317,702	(734,130)
Gain from extinguishment of debt	202,573	-
Interest expense	(4,971)	(260,128)
Income (loss) before provision for income taxes	515,304	(994,259)
Income taxes	800	800
Income (Loss) from Discontinued Operations	$514,504	$(995,059)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1.  The Company recognized a loss on sale of $104,946. The historical results of DSTG’s operations have been reclassified to discontinued operations. Operating results of DSTG included in discontinued operations for the years ended December 31, 2013 and 2012 were as follows:

	For the Years
	Ended December 31,
	2013	2012
Revenues	$550,920	$250,400
Cost of services	783,628	277,144
Gross profit (loss)	(232,708)	(26,744)
Selling and general and administrative expenses	384,711	314,711
Loss from Discontinued Operations	$(617,419)	$(341,455)

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

In contractual arrangements where services were essential to the functionality of the software or hardware, or payment of the license fees were dependent upon the performance of the related services, revenue for the software license, hardware and consulting fees were recognized on the completed-contract method when the contract was substantially completed and all related deliverables had been provided to and accepted by the customer. This method was used because management of Cogility and DSTG were unable to accurately estimate total cost of individual contracts until the contracts were substantially completed. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined. Claims for additional compensation were recognized during the period such claims were resolved and collected.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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