Form 10-Q
period 2014-03-31
ACQUIRED SALES CORP
filed 2014-05-14
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,269,648 shares of common stock, par value $.001 per share, outstanding as of May 9, 2014.

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

The results for the period ended March 31, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2013.

ACQUIRED SALES CORP. AND SUBSIDIARIES

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$1,369,891	$427,294
Due from sale of subsidiary	-	1,000,000
Total Assets	$1,369,891	$1,427,294
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$50,887	$20,886
Obligation under stock repurchase	-	20,000
Total Liabilities	50,887	40,886
Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,269,648 shares outstanding	2,270	2,270
Additional paid-in capital	8,410,295	8,410,295
Accumulated deficit	(7,093,561)	(7,026,157)
Total Shareholders' Equity	1,319,004	1,386,408
Total Liabilities and Shareholders' Equity	$1,369,891	$1,427,294

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013
Selling, General and Administrative Expense	$(75,345)	$(59,629)
Loss from Extinguishment of Debt	-	(79,463)
Interest Expense	-	(4,125)
Loss from Contining Operations	(75,345)	(143,217)
Gain on Disposal of Discontinued Operations	7,941	3,731,389
Income from Discontinued Operations	-	153,801
Net Income (Loss)	$(67,404)	$3,741,973

Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.03)	$(0.05)
Discontinued Operations	0.00	1.32
Net Income ( Loss)	$(0.03)	$1.27

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	2,877,896	$2,878	$8,187,846	$(11,500,063)	$(3,309,339)
Stock issued in debt extinguishment	82,548	83	271,757	-	271,840
Net loss	-	-	-	3,741,973	3,741,973
Balance, March 31, 2013	2,960,444	$2,961	$8,459,603	$(7,758,090)	$704,474

Balance, December 31, 2013	2,269,648	$2,270	$8,410,295	$(7,026,157)	$1,386,408
Net loss	-	-	-	(67,404)	(67,404)
Balance, March 31, 2014	2,269,648	$2,270	$8,410,295	$(7,093,561)	$1,319,004

See the accompanying notes to condensed consolidated financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(67,404)	$3,741,973
Adjustments to reconcile income (loss) to net cash used in
operating activities:
(Income) loss from discontinued operations	(7,941)	(3,885,190)
Loss from extinguishment of debt	-	79,463
Changes in operating assets and liabilities:
Accounts payable	30,001	(11,875)
Net cash used in operating activities of continuing operations	(45,344)	(75,629)
Net cash provided by (used in) operating activities of discontinued operations	7,941	(1,027,400)
Net cash used in operating activities	(37,403)	(1,103,029)
Cash Flows from Investing Activities
Proceeds from sale of discontinued operations, net of cash sold	1,000,000	3,975,000
Restricted cash	-	(300,000)
Net cash provided by investing activities of continuing operations	1,000,000	3,675,000
Net cash used in investing activities of discontinued operations	-	(4,865)
Net cash provided by investing activities	1,000,000	3,670,135
Cash Flow from Financing Activities
Payments on notes payable	-	(650,070)
Payments on notes payable - related parties	-	(1,601,776)
Payment of obligation under stock repurchase	(20,000)	-
Net cash used in financing activities of continuing operations	(20,000)	(2,251,846)
Net Increase in Cash	942,597	315,260
Cash and Cash Equivalents at Beginning of Period	427,294	186,914
Cash and Cash Equivalents at End of Period	$1,369,891	$502,174

See the accompanying notes to condensed consolidated financial statements.

	For the Three Months Ended
	March 31,
	2014	2013
Supplemental Cash Flow Information
Cash paid for interest	$-	$3,683
Cash paid for income taxes	$-	$12

Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in extinguishment of debt to related party	$-	$262,586

See the accompanying notes to condensed consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – On February 13, 2012, Acquired Sales Corp. (“Acquired Sales” or the “Company”) purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). On September 30, 2013 Acquired Sales sold 100% of the capital stock of DSTG to Minh Le, the previous owner of DSTG prior to its acquisition. DSTG’s results of operations have been included in the Company's operations from February 14, 2012 through September 30, 2013 and have been reclassified as discontinued operations.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility Software Corporation (“Cogility”) to Drumright. The historical results of Cogility’s results of operations have been reclassified as discontinued operations.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2014. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per share for the three months ended March 31, 2014 and 2013.

	For the Three Months
	Ended
	March 31,
	2014	2013
Loss from Continuing Operations	$(75,345)	$(143,217)
Income from Discontinued Operations	7,941	3,885,190
Net Income (Loss)	$(67,404)	$3,741,973
Weighted -Average Shares Outstanding	2,269,648	2,935,229
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.03)	$(0.05)
Discontinued Operations	0.00	1.32
Basic and Diluted Earnings (Loss) per Share	$(0.03)	$1.27

There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three months ended March 31, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,173,774 employee stock options and 938,000 warrants outstanding during the three months ended March 31, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,093,561 as of March 31, 2014. During the three months ended March 31, 2014, the Company recognized a loss of $75,345 from continuing operations. The Company used $45,344 of cash in its operating activities from continuing operations. The sale of Cogility and DSTG eliminated the Company’s source of revenue. As a result, there can be no assurance that the Company will not need additional financing, that the Company will be profitable in the future or that the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

At December 31, 2012 the Company had recorded accrued compensation that included $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $110,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967. Under the terms of the sale of Cogility, all but $100,000 of the accrued compensation was paid on the date of sale. The Company determined that the additional accrued compensation of $100,000 was no longer necessary and reversed the accrual at December 31, 2013.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

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

The Company had 2,148,774 stock options outstanding at March 31, 2014 at a weighted average exercise price of $2.32 a share, a weighted average remaining contractual term of 5.54 years and an aggregrate intrinsic value of $87,375.

The Company had 938,000 warrants outstanding at March 31, 2014 at a weighted average exercise price of $2.35 a share, a weighted average remaining contractual term of 2.61 years and no aggregrate intrinsic value.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these other matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

NOTE 6– SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

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

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due and paid on February 11, 2014. As a result of the Compromise and Release agreement, the Company reduced the gain on disposal of discontinued operations relating to the sale of Cogility to $5,077,899.

The historical results of Cogility’s operations have been reclassified to discontinued operations. Operating results of Cogility included in discontinued operations for the three months ended March 31, 2013 were as follows:

Revenues	$345,220
Cost of services	105,762
Gross profit	239,458
Selling and general and administrative expenses	191,914
Income from operations	47,544
Gain from extinguishment of debt	202,573
Interest expense	(4,971)
Income before provision for income taxes	245,146
Income taxes	800
Income from Discontinued Operations	$244,346

Defense & Security Technology Group, Inc. – Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”) on February 13, 2012. The results of DSTG’s operations have been included in the consolidated financial statements from February 14, 2012 through September 30, 2013.

On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1. The Company recognized a loss on sale of $104,946 during the year ended December 31, 2013 and a gain of $7,941 during the three months ended March 31, 2014. The historical results of DSTG’s operations have been reclassified to discontinued operations. Operating results of DSTG included in discontinued operations for the three months ended March 31 2013 were as follows:

Revenues	$-
Selling and general and administrative expenses	90,545
Net Loss from Discontinued Operations	$90,545

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this 10-Q, references to the “Company,” “Acquires Sales,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

On February 13, 2012 (the "Acquisition Date"), pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of January 12, 2012 (“the "Merger Agreement") among Defense & Security Technology Group, Inc. ("DSTG”), a Virginia corporation and Acquired Sales Corp. (“Acquired Sales), a Nevada corporation and a newly-formed, wholly-owned subsidiary of Acquired Sales, Acquired Sales Corp. Merger Sub, Inc., a Virginia corporation (“Merger Sub”), Acquired Sales completed its acquisition of DSTG, which held no material assets other than its pipeline of future work and the expertise of its sole shareholder, through the merger of Merger Sub with and into DSTG, with DSTG as the surviving corporation (the “Merger”). Upon completion of the Merger, the separate corporate existence of Merger Sub ceased and DSTG became a wholly owned subsidiary of Acquired Sales.

As part of the Merger Agreement the 100 shares of DSTG stock were converted into 100,000 shares of Acquired Sales shares at a price of $3.18 per share.  Acquired Sales issued options to purchase 300,000 shares of newly issued Acquired Sales stock vesting immediately and exercisable at any time on or before the fifth anniversary of the Closing Date at an exercise price of $3.18 per share. Acquired Sales also issued additional options to purchase 100,000 shares of newly issued Acquired Sales stock vesting immediately and exercisable at any time on or before the 21st full calendar quarter following the Closing Date at an exercise price of $8.00 per share. The total consideration paid by Acquired Sales in connection with the Merger, totaled $679,302. On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1.  The Company recognized a loss on sale of $104,946 for the year ended December 31, 2013 and a gain of $7,941 during the three montsh ended March 31, 2014.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,975,000 in cash and a $1,000,000 receivable, as discussed in more detail below.

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,093,561 as of March 31, 2014.  In addition, the Company suffered losses from continuing operations during the three months ended March 31, 2014 and 2013 and used cash in its operating activities from continuing operations during the three months ended March 31, 2014 and 2013. Additionally, as discussed in Notes 2 and 6, the Company sold 100% of the capital stock of its subsidiaries, Cogility Software Corporation and Defense & Security Technology Group, Inc., which were its primary source of revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included for Acquired Sales Corp.

Forward-Looking Statements

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our annual report on Form 10-K filed with the SEC on April 1, 2014, that can be read at www.sec.gov.

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

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. As a result of the Compromise and Release agreement, the Company reduced the gain on disposal of discontinued operations relating to the sale of Cogility to $5,077,899, of which $3,731,389 was recognized through March 31, 2013.

On February 13, 2012, Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). The results of DSTG’s operations have been included in the consolidated financial statements since February 13, 2012.  On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1.  The Company recognized a loss on sale of $104,946 during the year ended December 31, 2013 and a gain of $7,941 during the three months ended March 31, 2014.

The Company is actively negotiating potential acquisitions of certain companies that supply capital and consulting expertise to not-for-profit entities that are licensed to grow and dispense medical marijuana in certain states, and of certain companies that are licensed to grow and dispense medical marijuana in certain other states.  No assurances or guarantees whatsoever can be made as to whether any of such acquisitions will be successfully consummated, nor on what terms.

If the Company does acquire one or more companies involved in the medical marijuana industry, then it is highly likely that the Company will be required to raise a substantial amount of equity capital and/or debt capital in connection with those acquisitions, which could result in substantial dilution for existing shareholders of the Company. No assurances whatsoever can be made that such acquisitions would result in profitability of the Company, nor what the impacts would be on the Company's balance sheet, income statement, or stock price.

In addition, marijuana is classified as a controlled substance by the U.S. federal government, and any entrance by the Company into the medical marijuana industry may trigger material legal and financial risks for the Company. Under certain scenarios, these material legal and financial risks could result in a shutdown or bankruptcy of the Company.

This Form 10-Q does not attempt to describe all of the numerous material risks and uncertainties associated with any possible entrance by the Company into the medical marijuana industry. If the Company does enter into the medical marijuana industry, then shareholders and potential shareholders are expressly cautioned that such participation will entail such numerous material risks and uncertainties, and associated "Risk Factors" will need to be set forth in subsequent filings by the Company with the U.S. Securities and Exchange Commission. The Company cannot provide any assurances whatsoever in regard to the potential negative legal, regulatory, financial and operational risks to the Company associated with the potential entrance by the Company into the medical marijuana industry. You are urged to use caution in your evaluation of the Company's stock, and to seek the advice of competent legal and financial advisors in regard to the medical marijuana industry, which is currently in a state of rapid change and involves many variables, which are beyond the Company's control.

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of March 31, 2014 and December 31, 2013, as well as cash flows for the three months ended March 31, 2014 and 2013.

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$1,369,891	$427,294
Working capital	1,319,004	1,386,408

	For the Three Months Ended
	March 31
	2014	2013
Cash used in operating activities from continuing operations	$(45,344)	$(75,629)
Cash Provided by (used in) operating activities from discontinued operations	7,941	(1,027,400)
Cash provided by investing activities from continuing operations	1,000,000	3,675,000
Cash used in investing activities from discontinuing operations	-	(4,865)
Cash used in financing activities	(20,000)	(2,251,846)

At March 31, 2014 all the Company’s assets consisted of cash from the sale of its subsidiaries.  Total current assets at March 31, 2014 of $1,369,891 are adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions.  Current liabilities at March 31, 2014 included $50,887 of accounts payable; accounts payable consist mainly of liabilities for professional fees.

Comparison of March 31, 2014 and March 31, 2013

During the three months ended March 31, 2014 the Company incurred a loss from continuing operations of $75,345, mainly due to legal and professional fees and reimbursement for expenses incurred by the Company’s President. Income from discontinued operations in the amount $ 7,941 represents royalty payments from DSTG with respect to certain legacy contracts in progress.  The Company currently has no revenue generating subsidiaries and is actively negotiating potential acquisitions of certain companies that supply capital and consulting expertise to not-for-profit entities that are licensed to grow and dispense medical marijuana in certain states, and of certain companies that are licensed to grow and dispense medical marijuana in certain other states. No assurances or guarantees whatsoever can be made as to whether any of such acquisitions will be successfully consummated, nor on what terms.

During the three months ended March 31, 2013, the Company recognized net income of $3,741,973, mainly due to a one-time gain on the sale of its subsidiary Cogility Software Corporation. The Company incurred a loss from continuing operations of $143,217 mainly due to legal and professional fees, reimbursement for expenses incurred by the Company’s President and losses incurred from extinguishment of debt.  Income from discontinued operations of $3,885,190 included gain on sale of Cogility of $3,731,389. The Company greatly reduced its overhead costs with the sale of Cogility and DSTG.

The Company used cash from continuing operations of $45,344 for the three months ended March 31, 2014 primarily due to legal and professional fees and reimbursement for expenses incurred by the Company’s President.   The Company used cash from continuing operations of $75,629 and $1,027,400 from discontinued operations for the three months ended March 31, 2013 primarily due to the repayment of nearly all accounts payable and accrued expenses in accordance with the Cogility purchase agreement.

The Company had net cash provided by investing activities from continuing operations of $1,000,000 for the three months ended March 31, 2014 primarily due to the final payment received from the sale of Cogility. The Company had net cash provided by investing activities from continuing operations of $3,675,000 for the three months ended March 31, 2013 primarily due to cash received from the sale of Cogility at the time of sale. Cash used in discontinued operations of $4,865 consisted of purchases of property and equipment for DSTG.

The Company used $20,000 of cash from continuing operations in its financing activities in payment of an obligation under a stock repurchase agreement for the three months ended March 31, 2014.  The Company used $2,251,846 of cash in its financing activities to pay down all the corporate debt in accordance with the Cogility purchase agreement during the three months ended March 31, 2013.

During the three months ended March 31, 2014, cash increased by $942,597 leaving the Company with $1,369,891 in unrestricted cash at March 31, 2014. This as compared to an increase in unrestricted cash of $315,260 during the three months ended  March 31, 2013.

Comparison of the three months ended March 31, 2014 to March 31, 2013

The Company did not generate revenue from continuing operations during the three months ended March 31, 2014 and 2013. General and administrative expenses primarily consist of professional fees, including accounting, administration, finance and legal personnel. General and administrative expense from continuing operations was $75,345 for the three months ended March 31, 2014 compared to $59,629 for the three months ended March 31, 2013, representing an increase of $15,716.  The increase in our general and administrative expense related to an increase in professional fees.

The Company incurred a loss from continuing operations of $75,345 for the three months ended March 31, 2014 due to selling in general and administrative expenses such as professional fees. The Company incurred a loss from continuing operations of $143,217 for the three months ended March 31, 2013 due to general and administrative expenses such as professional fees, loss from extinguishment of debt and interest.

The Company realized a $7,941 gain on disposal of discontinued operations during the three months ended March 31, 2014 compared to a gain on disposal of discontinued operations and income from discontinued operations of the combined amount of $3,885,190 for the three months ended March 31, 2013, mainly due to the gain on the sale of its subsidiary Cogility Software Corporation.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method.  There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three months ended March 31, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,173,774 employee stock options and 938,000 warrants outstanding during the three months ended March 31, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Contractual Cash Obligations and Commercial Commitments

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these other matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2013, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at March 31, 2014. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

None, not applicable.

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
Corp., Vincent J. Mesolella, and Minh Le

10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012

8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013
99.1	Press Release

8-K	February 12, 2013
10.26	Amendment No. 1 to Stock Purchase Agreement

8-K/A	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement

8-K	September 4, 2013
99.1	Letter – Change of certifying accountant due to acquisition of accountant

8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013

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

Dated: May 9, 2014
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer