Form 10-Q
period 2014-06-30
ACQUIRED SALES CORP
filed 2014-08-14
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,269,648 shares of common stock, par value $.001 per share, outstanding as of August 14, 2014.

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

The results for the period ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2013.

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$1,280,978	$427,294
Due from sale of subsidiary	-	1,000,000
Total Assets	$1,280,978	$1,427,294
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$25,886	$20,886
Obligation under stock repurchase	-	20,000
Total Liabilities	25,886	40,886
Shareholders' Equity

Preferred stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,269,648 shares outstanding	2,270	2,270
Additional paid-in capital	8,410,295	8,410,295
Accumulated deficit	(7,157,473)	(7,026,157)
Total Shareholders' Equity	1,255,092	1,386,408
Total Liabilities and Shareholders' Equity	$1,280,978	$1,427,294

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2014	2013	2014	2013
Selling, General and Administrative Expense	$(72,233)	$(63,479)	$(147,579)	$(123,106)
Other Income	8,321	-	16,263	-
Loss from Extinguishment of Debt	-	-	-	(79,463)
Interest Expense	-	-	-	(4,125)
Loss from Continuing Operations	(63,912)	(63,479)	(131,316)	(206,694)
Gain on Disposal of Discontinued Operations	-	994,678	-	4,726,068
Income from Discontinued Operations	-	115,180	-	268,980
Net Income (Loss)	$(63,912)	$1,046,379	$(131,316)	$4,788,354

Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.03)	$(0.02)	$(0.06)	$(0.07)
Discontinued Operations	-	0.37	-	1.69
Net Income ( Loss)	$(0.03)	$0.35	$(0.06)	$1.62

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2014
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	2,877,896	$2,878	$8,187,846	$(11,500,063)	$(3,309,339)
Stock issued in debt extinguishment	82,548	83	271,757	-	271,840
Net Income	-	-	-	4,788,354	4,788,354
Balance, June 30, 2013	2,960,444	$2,961	$8,459,603	$(6,711,709)	$1,750,855

Balance, December 31, 2013	2,269,648	$2,270	$8,410,295	$(7,026,157)	$1,386,408
Net loss	-	-	-	(131,316)	(131,316)
Balance, June 30, 2014	2,269,648	$2,270	$8,410,295	$(7,157,473)	$1,255,092

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(131,316)	$4,788,354
Adjustments to reconcile income (loss) to net cash used in operating activities:
Income from discontinued operations	-	(4,995,048)
Loss from extinguishment of debt	-	79,463
Changes in operating assets and liabilities:
Accounts payable	5,000	(117,155)
Net cash used in operating activities of continuing operations	(126,316)	(244,386)
Net cash used in operating activities of discontinued operations	-	(1,143,554)
Net cash used in operating activities	(126,316)	(1,387,940)
Cash Flows from Investing Activities
Net cash provided by investing activities of discontinued operations	1,000,000	3,670,135
Net cash provided by investing activities	1,000,000	3,670,135
Cash Flow from Financing Activities
Payments on notes payable	-	(650,070)
Payments on notes payable - related parties	-	(1,601,776)
Payment of obligation under stock repurchase	(20,000)	-
Net cash used in financing activities of continuing operations	(20,000)	(2,251,846)
Net Increase in Cash	853,684	30,349
Cash and Cash Equivalents at Beginning of Period	427,294	186,914
Cash and Cash Equivalents at End of Period	$1,280,978	$217,263

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
Supplemental Cash Flow Information
Cash paid for interest	$-	$3,683
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in extinguishment of debt to related party	$-	$271,842

Index

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

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2014. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per share for the three and six  months ended June 30, 2014 and 2013.

Index

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2014	2013	2014	2013
Loss from Continuing Operations	$(63,912)	$(63,479)	$(131,316)	$(206,694)
Income from Discontinued Operations	-	1,109,858	-	4,995,048
Net Income (Loss)	$(63,912)	$1,046,379	$(131,316)	$4,788,354
Weighted -Average Shares Outstanding	2,269,648	2,960,444	2,269,648	2,946,686
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.03)	$(0.02)	$(0.06)	$(0.07)
Discontinued Operations	-	0.37	-	1.69
Basic and Diluted Earnings (Loss) per Share	$(0.03)	$0.35	$(0.06)	$1.62

There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three and  six months ended June 30, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,173,774 employee stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements  - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2016 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition.  The effective date will be the first quarter of fiscal year 2016. The Company has not determined the potential effects on the financial statements.

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,157,473 as of June 30, 2014. During the six months ended June 30, 2014, the Company recognized a loss of $131,316 from continuing operations. The Company used $126,316 of cash in its operating activities from continuing operations. The sale of Cogility and DSTG eliminated the Company’s source of revenue. As a result, there can be no assurance that the Company will not need additional financing and that the Company will be profitable in the future. As a result, there is substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Index

NOTE 3 – SHAREHOLDERS’ EQUITY

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

The Company had 2,148,774 stock options  outstanding at June 30, 2014 at a weighted average exercise price of  $2.35  a share, a weighted average remaining contractual term of 5.29 years and an aggregrate intrinsic value of $742,810.

The Company had 938,000 warrants outstanding at June 30, 2014 at a weighted average exercise price of  $2.32 a share, a weighted average remaining contractual term of 2.36 years and had an aggregrate intrinsic value of $213,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5– SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

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

Index

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due and paid on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $5,007,899, of which $4,726,068 was recognized during the six months ended June 30, 2013. The historical results of Cogility’s operations have been reclassified to discontinued operations.

Defense & Security Technology Group, Inc. – Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”) on February 13, 2012. The results of DSTG’s operations have been included in the consolidated financial statements from February 14, 2012 through September 30, 2013.

On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1. The Company recognized a loss on sale of $104,946 during the year ended December 31, 2013, none of which was recognized during the six months ended June 30, 2013. The historical results of DSTG’s operations have been reclassified to discontinued operations.

Revenue and operating results of Cogility and DSTG included in discontinued operations for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$-	$140,360	$-	$485,581

Net Income from Discontinued Operations	$-	$115,180	$-	$268,980

NOTE 6– SUBSEQUENT EVENTS

The William Noyes Webster Foundation, Inc. (the "Foundation"), a non-profit Massachusetts corporation, has received a provisional license from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility and dispensary in Barnstable County, Massachusetts. Jane W. Heatley ("Heatley") is the founder and a member of the board of directors of the Foundation.

On July 8, 2014, Acquired Sales Corp. ("AQSP") and Heatley agreed to use their respective best efforts, working exclusively together as a team, and not as a partnership or other entity, in order to consummate transactions, agreements, contracts and other arrangements pursuant to which AQSP will provide capital and expertise to the Foundation.

On July 14, 2014, the Foundation signed and delivered to AQSP a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000. The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and AQSP may mutually agree upon. The Foundation and AQSP mutually agreed that the first installment of this loan would be $602,500. Pursuant

Index

to instructions from the Foundation, on July 14, 2014, AQSP paid $2,500 owed by the Foundation to one of its consultants, and AQSP advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which could total $897,500, have not yet been mutually agreed upon between the Foundation and AQSP.

The principal balance outstanding under the Note bears interest at the rate of 12.5% per annum, compounded monthly. The first payment by the Foundation under the Note shall be made as soon after the Foundation commences operations of its medical marijuana cultivation facility and dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note shall be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. The Note is secured by, among other things, all of the Foundation’s accounts, receivables, inventory, contractual rights, intangibles, equipment, goods, investment properties as set out in a Security Agreement dated July 14, 2014.

On July 14, 2014, AQSP borrowed $300,000 from the Roberti Jacobs Family Trust (the "Trust"). The Trust is an affiliate of Gerard M. Jacobs, AQSP's Chief Executive Officer.  The loan was repaid in full on August 5, 2014.

Index
ACQUIRED SALES CORP.  AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this 10-Q, references to the “Company,” “Acquires Sales,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,157,473 as of June 30, 2014.  In addition, the Company suffered losses from continuing operations during the six months ended June 30, 2014 and 2013 and used cash in its operating activities from continuing operations during the six months ended June 30, 2014 and 2013. Additionally, as discussed in Note 5 to the accompanying condensed consolidated financial statements, the Company sold 100% of the capital stock of its subsidiaries, Cogility Software Corporation and Defense & Security Technology Group, Inc., which were its primary source of revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included for Acquired Sales Corp.

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

Index

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

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $5,007,899, of which $4,726,068 was recognized during the six months ended June 30, 2013.

On February 13, 2012, Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). The results of DSTG’s operations have been included in the consolidated financial statements from February 13, 2012 through September 30, 2013.  On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1.  The Company recognized a loss on sale of $104,946 during the year ended December 31, 2013, none of which was recognized during the six months ended June 30, 2013.

The Company is in discussions and/or negotiations to enter into transactions with  a number of licensed medical marijuana growers and dispensaries in several jurisdictions where such activities are legal at the state level. No assurances or guarantees whatsoever can be made as to whether any of such transactions will be successfully consummated, nor on what terms.

If the Company does enter into transactions with one or more licensed medical marijuana growers and/or dispensaries, then it is highly likely that the Company will be required to raise a substantial amount of equity capital and/or debt capital in connection with those transactions, which could result in substantial dilution for existing shareholders of the Company. No assurances whatsoever can be made that such transactions would result in profitability of the Company, nor what the impacts would be on the Company's balance sheet, income statement, or stock price.

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

Index

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

The Company is also in discussions and/or negotiations with companies involved in various other industries, including but not limited to methadone clinics, auto recycling, and other industries.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of June 30, 2014 and December 31, 2013, as well as cash flows for the six months ended June 30, 2014 and 2013.

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$1,280,978	$427,294
Working capital	1,255,092	1,386,408

	For the Six Months Ended
	June 30
	2014	2013
Cash used in operating activities from continuing operations	$(126,316)	$(244,386)
Cash provided by ( used in ) operating activities from discontinued operations	-	(1,143,554)
Cash provided by investing activities from discontinuing operations	1,000,000	3,670,135
Cash used in financing activities from continuing operations	(20,000)	(2,251,846)

At June 30, 2014 all the Company’s assets consisted of cash from the sale of its subsidiaries.  Total current assets at June 30, 2014 of $1,280,978 are adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions.  Current liabilities at June 30, 2014 included $25,886 of accounts payable; accounts payable consist mainly of liabilities for professional fees.

Comparison of June 30, 2014 and June 30, 2013

During the six months ended June 30, 2014 the Company incurred a loss from continuing operations of $131,316 mainly due to legal and professional fees and reimbursement for expenses incurred by the Company’s President. The Company currently has no revenue generating subsidiaries and is in discussions and/or negotiations to enter into transactions with a number of licensed medical marijuana growers and dispensaries in several jurisdictions where such activities are legal at the state level. No assurances or guarantees whatsoever can be made as to whether any of such acquisitions will be successfully consummated, nor on what terms.

Index

During the six months ended June 30, 2013, the Company recognized net income of $4,788,354, mainly due to a one-time gain on the sale of its subsidiary Cogility Software Corporation. The Company incurred a loss from continuing operations of $206,694 mainly due to legal and professional fees and loss from the extinguishment of debt.  Income from discontinued operations of $4,995,048 included gain on sale of Cogility of $4,726,068. The Company greatly reduced its overhead costs with the sale of Cogility.  As of June 30, 2013, our labor force consisted of one full time and one part time employee.  All other labor was hired on a contract basis.  This substantially reduced the Company’s fixed costs on a go forward basis.

The Company used cash from continuing operations of $126,316 for the six months ended June 30, 2014 primarily due to legal and professional fees and reimbursement for expenses incurred by the Company’s President.   The Company used cash from continuing operations of $244,386 and $1,143,554 from discontinued operations for the six months ended June 30, 2013 primarily due to the repayment of nearly all accounts payable and accrued expenses in accordance with the Cogility purchase agreement.

The Company had net cash provided by investing activities from discontinued operations of $1,000,000 for the six months ended June 30, 2014 primarily due to the final payment received from the sale of Cogility. The Company had net cash provided by investing activities from discontinued operations of $3,670,135 for the six months ended June 30, 2013 primarily due to cash received from the sale of Cogility at the time of sale net of the purchase of property and equipment for DSTG.

The Company used $ 20,000 of cash from continuing operations in its financing activities to repurchase its common stock for the six months ended June 30, 2014.  The Company used $2,251,846 of cash in its financing activities to pay down all the corporate debt in accordance with the Cogility purchase agreement during the six months ended June 30, 2013.

During the six months ended June 30, 2014, cash increased by $853,684 leaving the Company with $1,280,978 in unrestricted cash at June 30, 2014. This as compared to an increase in unrestricted cash of $30,349 during the six months ended  June 30, 2013.

Comparison of the three and six months ended June 30, 2014 to June 30, 2013

The Company did not generate revenue from continuing operations during the three and six months ended June 30, 2014 and 2013. General and administrative expenses primarily consist of professional fees, including accounting, administration, finance and legal personnel. General and administrative expense from continuing operations were $147,579 for the six months ended June 30, 2014 compared to $123,106 for the six months ended June 30, 2013, representing an increase  of $24,473.  The increase in our general and administrative expense related to an increase in professional fees.

General and administrative expense from continuing operations were $72,233 for the three months ended June 30, 2014 compared to $63,479 for the three months ended June 30, 2013, representing an increase of $8,754.  The increase in our general and administrative expense related to an increase in professional fees.

Net Income (Loss) –The Company incurred a loss from continuing operations of $131,316 for the six months ended June 30, 2014 compared to a loss from continuing operations of $206,694 for the six months ended June 30, 2013, representing an  increase in selling, general and administrative expense such as professional fees and a decrease in loss from extinguishment of debt.

The Company realized income of $4,995,048 from discontinued operations for the six months ended June 30, 2013, mainly due to the gain on the sale of its subsidiary Cogility Software Corporation.

The Company incurred a loss from continuing operations of $63,912 for the three months ended June 30, 2014 primarily due to selling, general and administrative expenses such as professional fees.

The Company realized income of $1,109,858 from discontinued operations for the three months ended June 30,

Index

2013, mainly due to an increase to the gain on the sale of its subsidiary Cogility Software Corporation and income generated from its subsidiary DSTG, which has been reclassified to discontinued operations.  The Company incurred a loss from continuing operations of $63,479 for the three months ended June 30, 2013 due to general and administrative expenses such as professional fees, loss from extinguishment of debt and interest.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method.  There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,173,774 employee stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2016 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition.  The effective date will be the first quarter of fiscal year 2016. The Company has not determined the potential effects on the financial statements.

Index

Contractual Cash Obligations and Commercial Commitments - The William Noyes Webster Foundation, Inc. (the "Foundation"), a non-profit Massachusetts corporation, has received a provisional license from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility and dispensary in Barnstable County, Massachusetts. Jane W. Heatley ("Heatley") is the founder and a member of the board of directors of the Foundation.

On July 8, 2014, Acquired Sales Corp. ("AQSP") and Heatley agreed to use their respective best efforts, working exclusively together as a team, and not as a partnership or other entity, in order to consummate transactions, agreements, contracts and other arrangements pursuant to which AQSP will provide capital and expertise to the Foundation.

On July 14, 2014, the Foundation signed and delivered to AQSP a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000. The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and AQSP may mutually agree upon. The Foundation and AQSP mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, AQSP paid $2,500 owed by the Foundation to one of its consultants, and AQSP advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which will total $897,500, have not yet been mutually agreed upon between the Foundation and AQSP.

The unpaid balance of the Note will bear interest at the rate of 12.5% per annum, compounded monthly. The first payment by the Foundation under the Note shall be made as soon after the Foundation commences operations of its medical marijuana cultivation facility and dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note shall be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. The Note is secured by, among other things, all of the Foundation’s accounts, receivables, inventory, contractual rights, intangibles, equipment, goods, investment properties as set out in a Security Agreement dated July 14, 2014.

On July 14, 2014, AQSP borrowed $300,000 from the Roberti Jacobs Family Trust (the "Trust"). The Trust is an affiliate of Gerard M. Jacobs, AQSP's Chief Executive Officer.  The loan was repaid in full on August 5, 2014.

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

Index

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2013, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at June 30, 2014. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

Index

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

Index

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

Index

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
Corp., Vincent J. Mesolella, and Minh Le

10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012

8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013
99.1	Press Release

8-K	February 12, 2013
10.26	Amendment No. 1 to Stock Purchase Agreement

8-K/A	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement

8-K	September 4, 2013
99.1	Letter – Change of certifying accountant due to acquisition of accountant

8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013

8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc

This 10-Q
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Certification of principal executive officer and principal financial office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Dated: August 14, 2014
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer