Form 10-Q
period 2014-09-30
ACQUIRED SALES CORP
filed 2014-11-19
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,269,648 shares of common stock, par value $.001 per share, outstanding as of November 12, 2014.

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

The results for the period ended September 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2013.

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 and 2013

ACQUIRED SALES CORP. AND SUBSIDIARIES

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$678,087	$427,294
Due from sale of subsidiary	-	1,000,000
Prepaid expenses	7,985	-
Total Current Assets	686,072	1,427,294
Note Receivable	602,500	-
Interest Receivable	16,094
Total Assets	$1,288,572	$1,427,294

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$57,931	$20,886
Obligation under stock repurchase	-	20,000
Total Liabilities	57,931	40,886
Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,269,648 shares outstanding	2,270	2,270
Additional paid-in capital	8,410,295	8,410,295
Accumulated deficit	(7,165,830)	(7,026,157)
Total Shareholders' Equity	1,230,641	1,386,408
Total Liabilities and Shareholders' Equity	$1,304,666	$1,427,294

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Selling, General and Administrative Expense	$(103,591)	$(80,640)	$(251,169)	$(203,747)
Interest Income	16,094	-	16,094	-
Other Income	4,534	-	20,797	-
Loss from Extinguishment of Debt	-	-	-	(79,463)
Interest Expense	-	-	-	(4,125)
Loss from Contining Operations	(82,963)	(80,640)	(214,278)	(287,335)
Gain ( Loss) on Disposal of Discontinued Operations	74,605	(104,946)	74,605	4,621,122
Income( Loss) from Discontinued Operations	-	(199,143)	-	69,837
Net Income (Loss)	$(8,358)	$(384,729)	$(139,673)	$4,403,624

Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.04)	$(0.03)	$(0.09)	$(0.10)
Discontinued Operations	0.03	(0.10)	0.03	1.59
Net Income ( Loss)	$(0.01)	$(0.13)	$(0.06)	$1.49

ACQUIRED SALES CORP. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	2,877,896	$2,878	$8,187,846	$(11,500,063)	$(3,309,339)
Stock issued in debt extinguishment	82,548	83	271,758	-	271,841
Net Income	-	-	-	4,403,624	4,403,624
Balance, September, 30, 2013	2,960,444	$2,961	$8,459,604	$(7,096,439)	$1,366,126

Balance, December 31, 2013	2,269,648	$2,270	$8,410,295	$(7,026,157)	$1,386,408
Net loss	-	-	-	(139,673)	(139,673)
Balance, September, 30, 2014	2,269,648	$2,270	$8,410,295	$(7,165,830)	$1,246,735

ACQUIRED SALES CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(139,673)	$4,403,624
Adjustments to reconcile income (loss) to net cash used in
operating activities:
Income from discontinued operations	(74,605)	(4,690,959)
Loss from extinguishment of debt	-	79,463
Changes in operating assets and liabilities:
Prepaid expenses	(7,985)	-
Accrued interest receivable	(16,094)	-
Accounts payable	37,045	(101,070)
Accrued compensation	-	(150,000)
Net cash used in operating activities of continuing operations	(201,312)	(458,942)
Net cash provided by (used in) operating activities of discontinued operations	74,605	(851,970)
Net cash used in operating activities	(126,707)	(1,310,912)
Cash Flows from Investing Activities
Proceeds from sale of discontinued operations, net of cash sold	1,000,000	3,888,552
Note Receivable	(602,500)	-
Restricted cash	-	(300,000)
Net cash provided by investing activities of continuing operations	397,500	3,588,552
Net cash used in investing activities of discontinued operations	-	(4,127)
Net cash provided by investing activities	397,500	3,584,425
Cash Flow from Financing Activities
Proceeds from borrowing under related party note payable	300,000	-
Payment of principal on related party note payable	(300,000)	-
Payments on notes payable	-	(650,070)
Payments on notes payable - related parties	-	(1,601,776)
Payment of obligation under stock repurchase	(20,000)	-
Net cash used in financing activities of continuing operations	(20,000)	(2,251,846)
Net Increase in Cash	250,793	21,667
Cash and Cash Equivalents at Beginning of Period	427,294	186,914
Cash and Cash Equivalents at End of Period	$678,087	$208,581

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2014	2013
Supplemental Cash Flow Information
Cash paid for interest	$-	$3,683
Cash paid for income taxes	$822	$-

Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in extinguishment of debt to related party	$-	$271,842

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

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on April 1, 2014. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per share for the three and nine  months ended September 30, 2014 and 2013.

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2014	2013	2014	2013
Loss from Continuing Operations	$(82,963)	$(80,640)	$(214,278)	$(287,335)
Income (Loss) from Discontinued Operations	74,605	(304,089)	74,605	4,690,959
Net Income (Loss)	$(8,358)	$(384,729)	$(139,673)	$4,403,624
Weighted -Average Shares Outstanding	2,269,648	2,963,896	2,269,648	2,954,340
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.04)	$(0.03)	$(0.09)	$(0.10)
Discontinued Operations	0.03	(0.10)	0.03	1.59
Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.13)	$(0.06)	$1.49

There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three and  nine months ended September 30, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,173,774 employee stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

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

NOTE 2 - RISKS AND UNCERTAINTIES

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,165,830 as of September 30, 2014. During the nine months ended September 30, 2014, the Company recognized a loss of $214,278 from continuing operations. The Company used $201,312 of cash in its operating activities from continuing operations. The sale of Cogility and DSTG eliminated the Company’s source of revenue. As a result, there can be no assurance that the Company will not need

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

additional financing and, that the Company will be profitable in the future, as a result, there is substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3– NOTE RECEIVABLE

The William Noyes Webster Foundation, Inc. (the "Foundation"), a non-profit Massachusetts corporation, has received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility and dispensary in Barnstable County, Massachusetts. Jane W. Heatley ("Heatley") is the founder and a member of the board of directors of the Foundation.

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

The principal balance outstanding under the Note will bears interest at the rate of 12.5% per annum, compounded monthly. The Company accrued $16,094 in interest under the note for the period ended September 30, 2014.  The first payment of accrued interest by the Foundation under the Note shall be made as soon after the Foundation commences operations of its medical marijuana cultivation facility and dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note shall be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. The Note is secured by, among other things, certain of the Foundation’s assets, as set out in a Security Agreement dated July 14, 2014.

NOTE 4 – RELATED PARTY TRANSACTIONS

On July 14, 2014, AQSP borrowed $300,000 from the Roberti Jacobs Family Trust (the "Trust"). The Trust is an affiliate of Gerard M. Jacobs, AQSP's Chief Executive Officer.  The loan was repaid in full on August 5, 2014.

NOTE 5 – SHAREHOLDERS’ EQUITY

On October 17, 2013 the Company entered into a settlement agreement with Matthew Ghourdjian and the Deborah Sue Ghourdjian Separate Property Trust, whereby Mr. Ghourdjian and the Trust sold to the Company 690,796 shares of common stock for $30,000 cash plus an obligation to pay an additional $20,000 in February 2014, or approximately $0.07 per share. Mr. Ghourdjian resigned from the Company

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as an employee, director and officer. Mr. Ghourdjian and the Trust, and the Company entered into mutual releases of all claims against one another.

The Company had 2,148,774 stock options  outstanding at September 30, 2014 at a weighted average exercise price of  $2.35  a share, a weighted average remaining contractual term of 5.29 years and an aggregrate intrinsic value of $742,810.

The Company had 938,000 warrants outstanding at September 30, 2014 at a weighted average exercise price of  $2.32 a share, a weighted average remaining contractual term of 2.36 years and had an aggregrate intrinsic value of $213,000.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Cultivation and dispensary of Medical Marijuana in the State of Massachusetts – On July 20, 2014, AQSP entered into an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to the William Noyes Webster Foundation, Inc. (the "Foundation") which was found by Parare Partners Inc., (2) the Foundation constructs and brings into operation its planned medical marijuana cultivation facility and dispensary in Massachusetts, (3) AQSP directly or via subsidiaries enters into certain consulting agreements with the Foundation, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows:

5% of the first $1,000,000 of the aggregate principal amount of such loans
4% of the second $1,000,000 of the aggregate principal amount of such loans
3% of the third $1,000,000 of the aggregate principal amount of such loans
2% of the fourth $1,000,000 of the aggregate principal amount of such loans
1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this Agreement.  All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at September 30, 2014.

In exchange for advice and assistance to be supplied by John  and Michael Greene to Jane Heatley in regard to her presentations in the Town of Plymouth, Massachusetts, in regard to a medical marijuana cultivation facility to be operated by the Foundation, AQSP has agreed that if Plymouth provides all local support and approvals necessary for the Plymouth cultivation facility then: (1) following the signing by the Foundation of a lease for the Plymouth cultivation facility, AQSP shall cause the Foundation to pay an aggregate of $15,000 to John  and Michael Greene, and AQSP shall issue to John and Michael Greene 6-month warrants to purchase a total of 7,500 shares of unregistered common stock of AQSP at an exercise price of $2.00 per share and (2) following the  commencement of the commercial operation of the Plymouth cultivation facility, AQSP shall issue to John and Michael Greene 6-month warrants to purchase a total of 2,500 shares of unregistered common stock of AQSP at an exercise price equal to the closing trading price per share of AQSP common stock on such commencement date but in no event less than $1.75 per share.

The Company has not paid any fees or issued any warrants under this agreement.

Cultivation and dispensary of Medical Marijuana in the States of California and Oregon -  On July 20, 2014, AQSP entered into an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to a company found by Parare Partners Inc. (the "Calif /Ore Company") that wants to purchase certain medical marijuana facilities in

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

California and Oregon (the "Calif /Ore Facilities"), (2) the Calif /Ore Company purchases the Calif /Ore Facilities, (3) AQSP directly or via subsidiaries enters into purchase agreements with the Cal /Ore Company regarding the Calif/Ore Facilities, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows:

5% of the first $1,000,000 of the aggregate principal amount of such loans
4% of the second $1,000,000 of the aggregate principal amount of such loans
3% of the third $1,000,000 of the aggregate principal amount of such loans
2% of the fourth $1,000,000 of the aggregate principal amount of such loans
1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this agreement.

Industrial Services Company in Oregon- On September 10, 2014 AQSP entered an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that AQSP acquires an industrial services company in Oregon found by Parare Partners Inc. (the "Oregon Company").  If such acquisition occurs, then the finder's fee will be calculated as follows:

•	5% of the first $1,000,000 of the Acquisition Consideration Value (as defined in the agreement between AQSP and Parare Partners Inc.)
•	4% of the second $1,000,000 of such Acquisition Consideration Value
•	3% of the third $1,000,000 of such Acquisition Consideration Value
•	2% of the fourth $1,000,000 of such Acquisition Consideration Value
•	1% of such Acquisition Consideration Value that is in excess of $4,000,000

The Company has not paid any fees under this agreement.

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

NOTE 7– SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

 Cogility Software Corporation – On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility Software Corporation (“Cogility”) to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable. The $3,000,000 was originally receivable as follows: $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims.  Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. During the nine months ended September 30, 2014, Cogility collected on an account receivable retained by Acquired Sales that had been deemed uncollectible in the amount of $74,605. The amount is recorded as an adjustment to the gain on sale.  Acquired Sales retained

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

a contract to create “legal analytics” software. The carrying value of Cogility’s net liabilities, excluding accounts receivable, was $32,899.

Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due and paid on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $5,007,899, of which $4,621,122 was recognized during the nine months ended September 30, 2013. The historical results of Cogility’s operations have been reclassified to discontinued operations.

Defense & Security Technology Group, Inc. – Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”) on February 13, 2012. The results of DSTG’s operations have been included in the consolidated financial statements from February 14, 2012 through September 30, 2013.

On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1.  The Company recognized a loss on sale of $104,946 during the year ended December 31, 2013, none of which was recognized during the nine months ended September 30, 2013. The historical results of DSTG’s operations have been reclassified to discontinued operations.

Revenue and operating results of Cogility and DSTG included in discontinued operations for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$910,560	$-	$1,396,140

Net Income (Loss) from Discontinued Operations	$-	$(199,143)	$-	$69,837

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As used in this 10-Q, references to the “Company,” “Acquires Sales,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $7,165,830 as of September 30, 2014.  In addition, the Company suffered losses from continuing operations during the nine months ended September 30, 2014 and 2013 and used cash in its operating activities from continuing operations during the nine months ended September 30, 2014 and 2013. Additionally, as discussed in Notes to the accompanying condensed consolidated financial statements, the Company sold 100% of the capital stock of its subsidiaries, Cogility Software Corporation and Defense & Security Technology Group, Inc., which were its primary source of revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $5,082,504, of which $4,621,122 was recognized during the nine months ended September 30, 2013.

On February 13, 2012, Acquired Sales purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). The results of DSTG’s operations have been included in the consolidated financial statements from February 13, 2012 through September 30, 2013.  On September 30, 2013 Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1.  The Company recognized a loss on sale of $104,946 during the year ended December 31, 2013, none of which was recognized during the nine months ended September 30, 2014.

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

The Company is also in discussions and/or negotiations with companies involved in various other industries, including but not limited to wastewater treatment and other industrial services, real estate ownership and development, and other industries.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital and long-term debt as of September 30, 2014 and December 31, 2013, as well as cash flows for the nine months ended September 30, 2014 and 2013.

	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$678,087	$427,294
Working capital	628,141	1,386,408

	For the Nine Months Ended
	September 30, 2014
	2014	2013
Cash used in operating activities from continuing operations	$(201,312)	$(458,942)
Cash Provided by (used in) operating activities from discontinued operations	74,605	(851,970)
Cash provided by investing activities from continuing operations	397,500	3,588,552
Cash used in investing activities from discontinuing operations	-	(4,127)
Cash used in financing activities from discontinuing operations	(20,000)	(2,251,846)

At September 30, 2014 all the Company’s current assets consisted of cash from the sale of its subsidiaries and prepaid legal fees.  Total current assets at September 30, 2014 of $686,072 are adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions.  Current liabilities at September 30, 2014 included $57,931 of accounts payable; accounts payable consist mainly of liabilities for professional fees and reimbursement expenses.

Comparison of September 30, 2014 and September 30, 2013

During the nine months ended September 30, 2014 the Company incurred a loss from continuing operations of $230,372 mainly due to legal, contract labor and professional fees and reimbursement for expenses incurred by the Company’s President. During the nine months ended September 30, 2014, Cogility collected on an account receivable retained by Acquired Sales that had been deemed uncollectible in the amount of $74,605. The amount is recorded as an adjustment to the gain on sale of discontinued operations.  The Company currently has no revenue generating subsidiaries and is in discussions and/or negotiations to enter into transactions with a number of licensed medical marijuana growers and dispensaries in several jurisdictions where such activities are legal at the state level, and with companies involved in other industries. No assurances or guarantees whatsoever can be made as to whether any of such transactions will be successfully consummated, nor on what terms.

During the nine months ended September 30, 2013, the Company recognized net income of $4,403,624, mainly due to a one-time gain on the sale of its subsidiary Cogility Software Corporation. The Company incurred a loss from continuing operations of $287,335 mainly due to legal and professional fees and loss from the extinguishment of debt.  Income from discontinued operations of $4,621,122 included gain on sale of Cogility of $4,726,068. The Company greatly reduced its overhead costs with the sale of Cogility.  As of September 30, 2013, our labor force consisted of one full time and one part time employee.  All other labor was hired on a contract basis.  This substantially reduced the Company’s fixed costs on a go forward basis.

The Company used cash from continuing operations of $201,312 for the nine months ended September 30, 2014 primarily due to legal and professional fees and reimbursement for expenses incurred by the Company’s President.   Cash was increased during the nine months ended September 30, 2014 from discontinued operations due to the collection of accounts receivable from its previously owned subsidiary Cogility Software Corporation retained by AQSP under the purchase and sale agreement.  The Company used cash from continuing operations of $458,942 and $851,970 from discontinued operations for the nine months ended September 30, 2013 primarily due to the repayment of nearly all accounts payable and accrued expenses in accordance with the Cogility purchase agreement.

The Company had net cash provided by investing activities from continuing operations of $397,500 for the nine months ended September 30, 2014 primarily due to the final payment received from the sale of Cogility of $1,000,000 and $602,500 loaned to an unrelated party. The Company had net cash provided by investing activities from continuing operations of $3,588,552 for the nine months ended September 30, 2013 primarily due to cash received from the sale of Cogility at the time of sale. Cash used in discontinued operations of $ 4,127 consisted of purchases of property and equipment for DSTG.

The Company used $20,000 of cash from continuing operations in its financing activities to repurchase its common stock for the nine months ended September 30, 2014.  The Company used $2,251,846 of cash in its financing activities to pay down all the corporate debt in accordance with the Cogility purchase agreement during the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, cash increased by $250,793 leaving the Company with $678,087 in unrestricted cash at September 30, 2014. This as compared to an increase in unrestricted cash of $21,667 during the nine months ended September 30, 2013.

Comparison of the three and nine months ended September 30, 2014 to September 30, 2013

The Company did not generate revenue from continuing operations during the three and nine months ended September 30, 2014 and 2013. General and administrative expenses primarily consist of professional fees, including accounting, administration, finance and legal personnel. General and administrative expense from continuing operations were $251,169 for the nine months ended September 30, 2014 compared to $203,747 for the nine months ended September 30, 2013, representing an increase of $47,422.  The increase in our general and administrative expense related to an increase in professional and consulting fees.

General and administrative expense from continuing operations were $103,591 for the three months ended September 30, 2014 compared to $80,640 for the three months ended September 30, 2013, representing an increase of $22,951.  The increase in our general and administrative expense related to an increase in professional and consulting fees.

Net Income (Loss) –The Company incurred a loss from continuing operations of $214,278 for the nine months ended September 30, 2014 compared to a loss from continuing operations of $287,335 for the nine months ended September 30, 2013, representing an increase in interest and other income, an increase in selling, general and administrative expense such as professional fees and a decrease in loss from extinguishment of debt.

The Company realized income of $74,605 and 4,690,959 from discontinued operations for the nine months ended September 30, 2014 and 2013 respectively, mainly due to the gain on the sale of its subsidiary Cogility Software Corporation.

The Company incurred a loss from continuing operations of $82,963 for the three months ended September 30, 2014 primarily due to selling and general and administrative expenses such as professional and consulting fees.

The Company realized a loss of $304,089 from discontinued operations for the three months ended September 30, 2013, mainly due to loss on the sale of its subsidiary DSTG and operating expenses in excess of operating income of DSTG reclassified to discontinued operations.  The Company incurred a loss from continuing operations of $80,640 for the three months ended September 30, 2013 due to general and administrative expenses such as professional fees.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method.  There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three and  nine months ended September 30, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,173,774 employee stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

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

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition.  The effective date will be the first quarter of fiscal year 2016. The Company has not determined the potential effects on the financial statements.

Contractual Cash Obligations and Commercial Commitments

The William Noyes Webster Foundation, Inc. (the "Foundation"), a non-profit Massachusetts corporation, has received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility and dispensary in Barnstable County, Massachusetts. Jane W. Heatley ("Heatley") is the founder and a member of the board of directors of the Foundation.

Teaming Agreement - On July 8, 2014, Acquired Sales Corp. ("AQSP") and Heatley agreed to use their respective best efforts, working exclusively together as a team, and not as a partnership or other entity, in order to consummate transactions, agreements, contracts and other arrangements pursuant to which AQSP will provide capital and expertise to the Foundation.

Promissory Note - On July 14, 2014, the Foundation signed and delivered to AQSP a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000. The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and AQSP may mutually agree upon. The Foundation and AQSP mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, AQSP paid $2,500 owed by the Foundation to one of its consultants, and AQSP advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which will total $897,500, have not yet been mutually agreed upon between the Foundation and AQSP.

The unpaid balance of the Note will bear interest at the rate of 12.5% per annum, compounded monthly. The first payment of accrued interest by the Foundation under the Note shall be made as soon after the Foundation commences operations of its medical marijuana cultivation facility and dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note shall be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. The Note is secured by, among other things, certain of the Foundation’s assets as set out in a Security Agreement dated July 14, 2014.

Cultivation and dispensary of Medical Marijuana in the State of Massachusetts – On July 20, 2014, AQSP entered into an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to the William Noyes Webster Foundation, Inc. (the "Foundation") which was found by Parare Partners Inc., (2) the Foundation constructs and brings into operation its planned medical marijuana cultivation facility and dispensary in Massachusetts, (3) AQSP directly or via subsidiaries enters into certain consulting agreements with the Foundation, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows:

5% of the first $1,000,000 of the aggregate principal amount of such loans
4% of the second $1,000,000 of the aggregate principal amount of such loans
3% of the third $1,000,000 of the aggregate principal amount of such loans
2% of the fourth $1,000,000 of the aggregate principal amount of such loans
1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this Agreement.  All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the foundation; therefore, a liability has not been recorded for the finder's fee at September 30, 2014.

In exchange for advice and assistance to be supplied by John  and Michael Greene to Jane Heatley in regard to her presentations in the Town of Plymouth, Massachusetts, in regard to a medical marijuana cultivation facility to be operated by the Foundation, AQSP has agreed that if Plymouth provides all local support and approvals necessary for the Plymouth cultivation facility then: (1) following the signing by the Foundation of a lease for the Plymouth cultivation facility, AQSP shall cause the Foundation to pay an aggregate of $15,000 to John  and Michael Greene, and AQSP shall issue to John and Michael Greene 6-month warrants to purchase a total of 7,500 shares of unregistered common stock of AQSP at an exercise price of $2.00 per share and (2) following the  commencement of the commercial operation of the Plymouth cultivation facility, AQSP shall issue to John and Michael Greene 6-month warrants to purchase a total of 2,500 shares of unregistered common stock of AQSP at an exercise price equal to the closing trading price per share of AQSP common stock on such commencement date but in no event less than $1.75 per share.  The Company has not paid any fees or issued any warrants under this agreement.

Cultivation and dispensary of Medical Marijuana in the States of California and Oregon -  On July 20, 2014, AQSP entered into an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to a company found by Parare Partners Inc. (the "Calif /Ore Company") that wants to purchase certain medical marijuana facilities in California and Oregon (the "Calif /Ore Facilities"), (2) the Calif /Ore Company purchases the Calif /Ore Facilities, (3) AQSP directly or via subsidiaries enters into purchase agreements with the Cal /Ore Company regarding the Calif/Ore Facilities, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows:

5% of the first $1,000,000 of the aggregate principal amount of such loans
4% of the second $1,000,000 of the aggregate principal amount of such loans
3% of the third $1,000,000 of the aggregate principal amount of such loans
2% of the fourth $1,000,000 of the aggregate principal amount of such loans
1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this agreement.

Industrial Services Company in Oregon- On September 10, 2014 AQSP entered an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that AQSP acquires an industrial services company in Oregon found by Parare Partners Inc. (the "Oregon Company").  If such acquisition occurs, then the finder's fee will be calculated as follows:

•	5% of the first $1,000,000 of the Acquisition Consideration Value (as defined in the agreement between AQSP and Parare Partners Inc.)
•	4% of the second $1,000,000 of such Acquisition Consideration Value
•	3% of the third $1,000,000 of such Acquisition Consideration Value
•	2% of the fourth $1,000,000 of such Acquisition Consideration Value
•	1% of such Acquisition Consideration Value that is in excess of $4,000,000

The Company has not paid any fees under this agreement.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2013, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at September 30, 2014. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008

Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010

Form 10-K	March 31, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

Schedule DEF 14-C	August 9, 2011
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)

Form 8-K	October 4, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program Budget & Asset Management Tool Proof of Concept Pilot, dated July 15, 2011
10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.: 0060, dated August 24, 2011
10.21	$4,000 Promissory Note – March 31, 2013
14.1	[Proposed] Code of Business Conduct and Ethics

10-Q	May 21, 2012
10.22
Agreement dated as of October 17, 2011, by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Daniel F. Terry, Jr., Roberti Jacobs Family Trust, Acquired Sales Corp., Vincent J. Mesolella, and Minh Le

10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012

8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013
99.1	Press Release

8-K/A	February 12, 2013
10.26	Amendment No. 1 Stock Purchase Agreement

8-K/A	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement

8-K	September 4, 2013
99.1	Letter – Change of certifying accountant due to acquisition of accountant

8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013

8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.

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

Dated: November 12, 2014
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer