Form 10-K
period 2014-12-31
ACQUIRED SALES CORP
filed 2015-03-31
CIK 1391135

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
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ]   No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]     No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]  No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No [x]

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on March 26, 2015 was $3,697,639. The voting stock held by non-affiliates on that date consisted of 1,473,163 shares of common stock.

Number of shares outstanding of each of the issuer’s class of common stock as of March 26, 2015:
Common Stock: 2,269,648
Preferred Stock: 0

PART I

ITEM 1. BUSINESS

Description of Business of Acquired Sales Corp.

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. Prior to our acquisitions of our now former subsidiaries Cogility Software Corporation (“Cogility”) in 2011 and Defense & Security Technology Group, Inc. (“DSTG”) in 2012, we had no material operations for several years.

Industrial Services Industry

We have a strong interest in acquiring profitable and growing companies that provide commercial and industrial services in the United States, and potentially in Canada.

On December 2, 2014, we announced that we had signed a letter of intent to acquire PPV, Inc. (“PPV”), Portland, Oregon, including its wholly-owned subsidiary Bravo Environmental, NW, Inc. (“Bravo”), and on February 5, 2015, we announced that we had signed a letter of intent to acquire a related company, River Country Transport, Inc. (“RCT”), Battle Ground, Washington. Both proposed acquisitions were subject to a number of conditions, including the completion of mutually acceptable due diligence. During the due diligence process, we evaluated information regarding the potential risks and benefits of acquiring PPV, Bravo and RCT. After discussions and negotiations with PPV, Bravo and RCT, we were unable to resolve certain concerns/issues to our satisfaction. As a result, on March 11, 2015, we terminated our letters of intent with PPV and RCT.

We can provide no assurance or guaranty whatsoever that we will consummate any transactions involving the industrial services industry.

Real Estate Ownership and Development Industry

We have a strong interest in acquiring, and in some cases developing, real estate in the United States, especially real estate that is being used as, or that may be developable as, indoor or outdoor sports facilities, self-storage facilities, manufactured housing communities, RV parks, or apartments/hotels, or that can be developed for such uses.

In November 2014, Vincent J. Mesolella, our lead outside director, agreed to use his best efforts to cause several properties of real estate located in Providence and Middletown, Rhode Island, that are owned or controlled by Vincent J. Mesolella and Derek V. Mesolella (individually a “Mesolella Real Estate Property” and collectively the “Mesolella Real Estate Properties”), and that in the case of one Mesolella Real Estate Property is partially owned by an affiliate of Gerard M. Jacobs, our chief executive officer, to be acquired by the Company in mergers, in exchange for unregistered common stock of the Company. Acquired Sales and Mr. Mesolella contemplate that each of the Mesolella Real Estate Properties will be valued at its appraised value net of any debt or other liabilities, and that 55% of such merger consideration will consist of unregistered common stock of the Company valued at $1.85 per share, and that 45% of such merger consideration will consist of unregistered common stock of the Company valued at a mutually agreed upon price per share, to be negotiated. Mr. Mesolella is also using his best efforts to cause Acquired Sales to acquire a property owned by an unrelated third party, located in Smithfield, Rhode Island, in a merger, in exchange for unregistered common stock of the Company, valued in a similar fashion.

Simultaneous with Mr. Mesolella’s agreement in November 2014, the officers and directors of the Company were awarded the right to purchase, directly or using a designee, for an aggregate price of $2 per director: (a) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $0.01 per share; and (b) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $1.85 per share, subject to the condition that the Company shall have acquired at least one of the Mesolella Real Estate Properties.

We can provide no assurance or guaranty whatsoever that the acquisition of any of the Mesolella Real Estate Properties, or of any other real estate properties, will be consummated on acceptable terms and conditions, if at all.

William C. Jacobs is the son of Gerard M. Jacobs, our chief executive officer. Derek V. Mesolella is the son of Vincent J. Mesolella, our lead outside director. Since May 2014, William C. Jacobs and Derek V. Mesolella have been employed by Acquired Sales as independent contractors at the rate of $5,000 per month, plus expenses. Acquired Sales desires that William C. Jacobs and Derek V. Mesolella continue to work for the Company as independent contractors, and to eventually become full-time employees of the Company.

As an incentive to William C. Jacobs and to Derek V. Mesolella to provide services to the Company as aforesaid, and to develop and acquire high quality deals (high rate/high occupancy), Acquired Sales has agreed that Derek V. Mesolella (or an entity designated by him) and William C. Jacobs (or an entity designated by him), shall receive a royalty, for the maximum period of time allowed pursuant to applicable law, evidenced by recorded covenants running with the land, in regard to all self-storage facilities developed (“Developed SSF”), self-storage facilities acquired (“Acquired SSF”), mobile home and/or RV parks developed (“Developed MH/RV Parks”) and mobile home and/or RV parks acquired (“Acquired MH/RV Parks”) during the period of time when he is employed as an independent contractor or full-time employee of the Company, such royalty to be calculated as follows:

(a)	Developed SSF: $1.50 per month per occupied unit;

(b)	Acquired SSF: $1.00 per month per occupied unit;

(c)	Developed MH/RV Parks: $1.50 per month per occupied pad; and

(d)	Acquired MH/RV Parks: $1.00 per month per occupied pad;

subject to percentage rate adjustments every five years based upon increases or decreases in the average rent per occupied unit during such five year period.

The Company expects to pay industry-standard development fees and expenses to individuals and companies that assist the Company in developing its real estate, including but not limited to related parties who perform services for the Company, whether as independent contractors, employees or directors (such as Vincent J. Mesolella, Derek V. Mesolella and William C. Jacobs).

Medical Marijuana Industry

We are interested in the rapidly developing marijuana industry in the United States, and potentially in Canada, and from time to time we evaluate potential companies and opportunities involved in the medical marijuana industry. However, through the period ended December 31, 2014, we have engaged in no business operations, own no assets, and have derived no revenue from the marijuana industry.

On July 8, 2014, we agreed to work exclusively as a team with Jane W. Heatley, to explore and consider transactions, agreements, contracts and other arrangements pursuant to which we may provide capital and expertise to the William Noyes Webster Foundation, Inc. (the “Foundation”), a non-profit Massachusetts corporation, of which Jane W. Heatley is the founder, officer and member of the board of directors. The Foundation has received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana dispensary in Dennis, Massachusetts, on Cape Cod, and a cultivation facility associated therewith that the Foundation hopes to operate in Plymouth, Massachusetts.

On July 14, 2014, the Foundation signed and delivered to Acquired Sales a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000. The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and Acquired Sales may mutually agree upon. The Foundation and Acquired Sales mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, Acquired Sales paid $2,500 owed by the Foundation to one of its consultants, and Acquired Sales advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which will total $897,500, have not yet been mutually agreed upon between the Foundation and Acquired Sales.

The unpaid balance of the Note will bear interest at the rate of 12.5% per annum, compounded monthly. The first payment by the Foundation under the Note shall be made as soon after the Foundation commences operations of its medical marijuana cultivation facility and dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note shall be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. The Note is secured by, among other things, all of the Foundation’s accounts, receivables, inventory, contractual rights, intangibles, equipment, goods, and investment properties as set out in a Security Agreement dated July 14, 2014.

No guarantee or other assurance can be given by Acquired Sales that the Foundation's planned medical marijuana cultivation facility and dispensary will successfully commence operations, nor that the Foundation's revenues from the sale of medical marijuana will be sufficient to allow the Foundation to pay its expenses including the interest and principal on the Note. In addition, Acquired Sales expressly cautions potential investors that the medical marijuana industry is subject to significant risks and uncertainties, including but not limited to risks associated with potential federal law enforcement activity in regard to marijuana, which continues to be classified as a controlled substance under federal law. Under certain scenarios, the Foundation's planned medical marijuana cultivation facility and dispensary could be prevented from commencing operations or could be shut down by federal law enforcement authorities, and in such scenarios, the ability of the Foundation to repay the Note would be materially adversely affected. Under any circumstances, the Foundation’s inability to repay the Note, or to repay the Note in a timely fashion, could result in a failure of Acquired Sales’ business and a total loss of stockholders’ investment in Acquired Sales.

Because Acquired Sales was and remains uncertain as to the amount and timing of subsequent loan installments under the Note which are expected to total $897,500, on July 14, 2014, Acquired Sales borrowed $300,000 from the Roberti Jacobs Family Trust (the "Trust"). The Trust is an affiliate of Gerard M. Jacobs, our chief executive officer. The trustee of the Trust is Joan B. Roberti, Mr. Jacobs' mother-in-law, and the beneficiaries of the Trust are Mr. Jacobs' children. The loan was repaid in full on August 5, 2014.

We can provide no assurance or guaranty whatsoever that we will consummate any further transactions involving the medical marijuana industry.

Other Industries

We do not intend to restrict our search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business. We may consider acquiring companies involved in other industries. We can provide no assurance or guaranty whatsoever that any acquisitions of companies involved in other industries will be consummated on acceptable terms and conditions, if at all.

Acquisition Process

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

In regard to nearly all of our potential acquisitions, we are typically focused upon acquiring existing privately held businesses whose owners are willing to consider merging their businesses into our Company in order to establish a public trading market for their common stock, and whose management teams are willing to operate the acquired businesses as divisions or subsidiaries of our Company.

Closing such potential acquisitions will likely require to raise millions of dollars of capital, in order to pay the cash portion of the acquisition consideration and in some cases in order to make an injection of cash into the businesses being acquired. We can provide no assurance or guaranty whatsoever that we will be able to raise such millions of dollars of capital on acceptable terms and conditions, if at all. No party has committed to provide such capital to us.

Our chief executive officer will review material furnished to him by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our chief executive officer and directors and their contacts, and in some cases through finders. These contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management’s willingness to consider a wide variety of businesses; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of our chief executive officer and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called “due diligence investigation”.

In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our chief executive officer or agents to meet personally with management and key personnel of target businesses, ask questions regarding our prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise.

There is no guarantee that we can obtain or maintain the funding needed for our operations, including the funds necessary to search for and investigate acquisition candidates, and to close an acquisition including paying the substantial costs of legal, accounting and other relevant professional services.

As of March 31, 2015, we have cash on hand of approximately $374,041, which is greater than the Federal Deposit Insurance Corporation-insured limit of $250,000 per depositor, per insured bank. In prior years, our payables have been greater than our cash on hand. Moreover, on July 14, 2014, Acquired Sales borrowed $300,000 from the Roberti Jacobs Family Trust (the "Trust"). The Trust is an affiliate of Gerard M. Jacobs, our chief executive officer. We have inconsistent income generating ability and are therefore regularly reliant on raising money from loans or stock sales.

Offices

Our corporate headquarters are located at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. We currently do not have a dedicated corporate office for our Company; however, in the past, our subsidiaries have maintained offices. There are no agreements or understandings with respect to any office facility subsequent to the completion of an acquisition. We may relocate our corporate headquarters in connection with a change in the management of our Company, or in connection with the completion of a merger or acquisition.

Employees

Our chief executive officer, Gerard M. Jacobs runs our operations on a part-time basis and is compensated with equity; See Item 11 “Executive Compensation”. Mr. Jacobs has not historically received cash compensation or salary deferral, but may receive cash salary in the future. We currently employ two part-time independent contractors, William C. Jacobs, who is the sons of our chief executive officer, Gerard M. Jacobs, and Derek V. Mesolella, who is the son of our lead outside director, Vincent J. Mesolella, at the rate of $5,000 per month, plus expenses. We currently have no full-time employees.

In the future, we may engage full-time employees with full-time salaries appropriate to the nature and scope of our future business operations. We expect to continue to use attorneys, accountants and consultants as necessary.

Reports to Security Holders

Acquired Sales Corp. is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports, information statements and proxy statements with regard to annual shareholder meetings. The public may read and copy any materials Acquired Sales Corp. files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties. These risks and uncertainties may cause our operations to vary materially from those contemplated by our forward-looking statements. These risk factors include:

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

Our balance sheet is weak and we lack liquidity

Our balance sheet is weak. There is no guarantee that we can obtain the funding needed for our operations and for acquisitions on acceptable terms, if at all, and neither our directors, officers, or any third party is obligated to provide any financing. A failure to pay our expenses when they become due and payable could materially adversely affect our Company and the trading price of our common stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable in the future. There can be no assurance that any acquisition we make will be profitable. A failure to achieve profitability could materially adversely affect our Company and the trading price of our common stock.

Our common stock lacks a meaningful public market

At present no active market exists for our common stock and there is no assurance that a regular trading market will develop and if developed, that it will be sustained. An owner of our common stock may, therefore, be unable to sell our common stock should he or she desire to do so. Or, if an owner of our common stock decides to sell our common stock, such sales could drive the price of our common stock significantly lower. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

Our common stock may never be listed on a national exchange

Our common stock may never meet the listing requirements of a national exchange. You should not assume that an effort to list our common stock would be successful, or if successful, that such listing requirements will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, and ability to establish a sufficient number of market makers.

Our common stock may be considered a “penny stock” and may be difficult to trade

The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock may be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, to obtain a written agreement from the purchaser, and to determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may adversely affect the ability of investors to sell our common stock, and may materially adversely affect our business and the trading price of our common stock.

Our common stock lacks institutional or analyst support

Our Company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our common stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our common stock, and may adversely affect an investor’s ability to trade a significant amount of our common stock. This lack of institutional or analyst support could materially adversely affect our Company and the trading price of our common stock.

The public float of our common stock is small

The public float of our common stock is small, which may limit the ability of some institutions to invest in our common stock. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

The trading price of our common stock may be volatile and could drop quickly and unexpectedly

The stocks of micro-cap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macro-economic developments in North America and globally, and market perceptions of the attractiveness of particular industries. This volatility could materially adversely affect our Company by making it more difficult to raise capital or complete acquisitions. In addition, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. Our Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert our management’s attention and resources away from our business. For these reasons and others, quick and unexpected drops in the trading price of our common stock are likely from time to time. Volatility in our common stock price could materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by the difficult economy and by turmoil in the financial markets

Businesses are materially adversely affected by periods of significant economic slowdown or recession, fears of inflation or deflation, rising interest rates, declining demand for our products or our clients’ products, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as to our acquisition strategies, the capital and credit markets have been experiencing, and continue to experience, volatility and disruption. Current national and global financial and business conditions have been very difficult, and numerous financial institutions and businesses either have gone into bankruptcy or have had to be rescued by governmental authorities. Access to financing has been negatively impacted by both sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. Credit remains tight. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. These factors could materially adversely affect our Company and the trading price of our common stock.

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

We cannot assure you that we will be able to raise the needed capital on commercially acceptable terms, or at all. Delay, disruption, or failure to obtain sufficient financing may result in the delay or failure of our business plans. Our inability to raise sufficient capital on commercially acceptable terms, or at all, could have a material adverse effect on our Company and the trading price of our common stock.

Our common stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our common stock or other securities convertible into our common stock. We also may issue significant numbers of shares of our common stock, or options, warrants, or other securities convertible into shares of our common stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of options and/or warrants to our officers, especially in connection with the closing of capital raises and acquisitions. Such transactions may significantly increase the number of outstanding shares of our common stock, and may be highly dilutive to our existing Stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. This dilution could have a material adverse effect on our Company and the trading price of our common stock. In addition, we have options and warrants outstanding to purchase several million shares of our common stock. If all of these millions of options and warrants were to be exercised, the number of outstanding shares of our common stock would increase significantly. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution could have a material adverse effect on our Company and the trading price of our common stock.

Raising capital by selling our common stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by selling our common stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. We may be required to pay fees equal to 7% or more of the gross sales proceeds raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer’s common stock in advance of the pricing of the issue. This could make our raising capital by selling equity securities significantly more expensive and materially adversely affect the trading price of our common stock.

Debt financing is difficult to obtain

Debt financing is difficult to obtain in the current credit markets. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by borrowing could be risky

If we were to raise capital by borrowing to fund our operations or acquisitions, it could be risky. Borrowing typically results in less dilution than in connection with equity financings, but it also would increase our risk, in that cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi equity accommodations. These risks could materially adversely affect our Company and the trading price of our common stock.

Our financing decisions may be made without Stockholder approval

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions and other key operating parameters, are determined by our board of directors in its discretion, in many cases without any notice to or vote by our Stockholders. This could materially adversely affect our Company and the trading price of our common stock.

We lack investor relations, public relations and advertising resources

We lack the resources to properly support investor relations, public relations, and advertising efforts. This puts us at a disadvantage with potential acquisition candidates, investors, research analysts, customers, and job applicants. These disadvantages could materially adversely affect our Company and the trading price of our common stock.

Sales of our common stock could cause the trading price of our common stock to fall

Sellers of our common stock might include our existing stockholders who have held our common stock for years, former stockholders of Cogility or DSTG who now own our common stock, persons and entities who have acquired our common stock as consideration for services they have provided to our Company, or our directors, chief executive officer, former officers or former employees who might exercise stock options or warrants to purchase common stock and simultaneously sell our common stock. Since the trading volume of our common stock is very low and the amount of our common stock in the public float is very small, any sales or attempts to sell our common stock, or the perception that sales or attempts to sell our common stock could occur, could adversely affect the trading price of our common stock.

An increase in interest rates may have an adverse effect on the trading price of our Stock

An increase in market interest rates may tend to make our common stock less attractive relative to other investments, which could adversely affect the trading price of our common stock.

Increases in taxes and regulatory compliance costs may reduce our revenue

Costs resulting from changes in or new income taxes, value added taxes, service taxes, or other taxes, may not be able to be passed along to clients and consequently may adversely affect our margins. This could materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business, our clients’ businesses, and the trading price of our common stock.

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our Stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests. Gerard M. Jacobs beneficially owns a substantial majority of our shares of common stock. In addition, our shareholders have authorized Gerard M. Jacobs to seek shareholders agreements and/or proxies from other parties, including potential future capital sources and the owners of potential future acquisition candidates. Accordingly, Gerard M. Jacobs has substantial influence over our policies and management. We may take actions supported by Gerard M. Jacobs that may not be viewed by some stockholders to be in our best interest, or Gerard M. Jacobs could prevent or delay a change in our control which he opposes even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock.

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

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the future roles of our current directors and chief executive officer. Some of our directors are and will in the future be involved in other businesses, and are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating their time between our operations and the operations of other businesses. We have no employment agreements with any of our existing directors or chief executive officer. Some or all of our current directors and chief executive officer may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting and retaining our directors and officers may be expensive, and may require that we enter into long term employment agreements, issue stock options, and otherwise incentivize our directors and officers. The costs of these incentives could materially adversely affect our Company and the trading price of our common stock.

We indemnify our directors and officers, and certain other parties

Our bylaws specifically limit the liability of our chief executive officer and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The bylaws also provide for indemnification of our chief executive officer and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. In the ordinary course of business, we also may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. We may also agree to indemnify former officers, directors and employees of acquired companies in connection with the acquisition of such companies. Such indemnification agreements may not be subject to maximum loss clauses. It is not possible to determine the maximum potential amount of exposure in regard to these obligations to indemnify, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Use of our capital or assets for such indemnification would reduce amounts available for the operations or for distribution to our investors, which could materially adversely affect our Company and the trading price of our common stock.

We do not expect to pay dividends

For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth and that dividends may not be paid to the holders of our common stock, which may have a material adverse effect on our Company and the trading price of our common stock.

Our cost of being a publicly traded company will increase significantly as our business operations expand

During the time that we were a shell corporation, our costs of being a publicly traded company was relatively limited. However, after taking ownership of Cogility and DSTG, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, increased significantly. We expect these additional costs to continue, especially if we acquire additional businesses. We will eventually need to hire a qualified full-time chief financial officer, as well as additional employees and/or additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act. For instance, our audit costs increased to $152,203 in 2014 from $74,765 in 2013. The 2015 fees are expected to be greater than the 2014 fees. While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase to at least $250,000 per year.

RISK FACTORS RELATING TO THE INDUSTRIAL SERVICES INDUSTRY

Potential acquisitions of one or more companies in the industrial services industry may not occur and such acquisitions are likely to require substantial capital raises to monetize

We have considered acquiring companies in the industrial services industry. No assurances or guarantees whatsoever can be made as to whether any of such acquisitions will be successfully consummated, nor on what terms.

Changes in environmental laws and/or regulations, and increased government intervention, from the local to federal level, may negatively impact the industrial services industry

More stringent laws or regulations may lead to increased costs and unprofitability to companies involved in providing industrial services. There can be no assurance or guarantee whatsoever that any industrial services company acquired by the Company will be profitable.

Changes in environmental laws and/or regulations, and increased government intervention, from the local to federal level, may affect the costs and profit margins of companies involved in providing industrial services

More stringent laws or regulations may affect the operations of companies involved in providing industrial services, and may lead to increased costs to these companies, higher prices for customers, and declines in profits. There can be no assurance or guarantee whatsoever that any industrial services company acquired by the Company will be profitable.

Capital expenditures may be significant

Companies involved in providing industrial services frequently must make significant capital expenditures simply in order to maintain their existing equipment, trucks and other assets. The Company may not have sufficient financial resources to make such capital expenditures, or in order to raise the funds needed to make such capital expenditures the Company may be required to incur significant dilution by selling equity securities. Such capital expenditures may have a negative impact on the Company’s balance sheet and earnings per share (if any). Moreover, no assurance or guarantee can be given that the Company will be able to raise additional capital on acceptable terms, if at all.

Equipment failures or accidents may lead to losses

Equipment failures or accidents may lead to significant financial liabilities, losses and possible bankruptcy of the Company, if it engages in providing industrial services.

Technological developments may lead to losses

Industrial services companies acquired by the Company may not be able to keep pace with technological developments in their industry. Failure to stay current with technological developments, or the emergence of new patents or other proprietary techniques, could lead to losses or bankruptcy of the Company.

RISK FACTORS RELATING TO THE REAL ESTATE INDUSTRY

We may acquire, develop or redevelop real estate and acquire related companies and this may create risks

We may acquire, develop or redevelop properties or acquire real estate related companies when we believe doing so is consistent with our business strategy. We may not succeed in (i) developing, redeveloping or acquiring real estate and real estate related companies; (ii) completing these activities on time or within budget; and (iii) leasing or selling developed, redeveloped or acquired properties at amounts sufficient to cover our costs. Competition in these activities could also significantly increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred. Furthermore, we may be exposed to the liabilities of properties or companies acquired, some of which we may not be aware of at the time of acquisition.

Real estate investments’ value and income fluctuate due to various factors

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also adversely impact revenues and cash flows. The factors that affect the value of real estate investments that we may make include, among other things:

• national, regional and local economic conditions;
• competition from other available space;
• local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
• how well the properties are managed;
• the development and/or redevelopment of the properties;
• changes in market rental rates;
• the timing and costs associated with property improvements and rentals;
• whether all or portions of any increases in operating costs are able to passed through to tenants;
• changes in real estate taxes and other expenses;
• whether tenants and users such as customers and shoppers consider a property attractive;
• the financial condition of tenants, including the extent of tenant bankruptcies or defaults;
• availability of financing on acceptable terms or at all;
• inflation or deflation;
• fluctuations in interest rates;
• ability to obtain adequate insurance;

• changes in zoning laws and taxation;
• government regulation;
• consequences of any armed conflict involving, or terrorist attacks against, the United States;
• potential liability under environmental or other laws or regulations;
• natural disasters;
• general competitive factors; and
• climate changes.

The rents or sales proceeds that the Company may receive and the occupancy levels at any properties the Company develops or acquires may decline as a result of adverse changes in any of these factors. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay potential indebtedness and for distribution to shareholders. In addition, major expenses, including mortgage payments, real estate taxes and maintenance costs generally do not decline when the related rents decline.

It may be difficult to sell real estate quickly, and transfer restrictions may apply

Because real estate investments are relatively illiquid, if we acquire or develop real estate properties, we may be limited in our ability to strategically change our portfolio promptly in response to economic changes or other conditions. If revenues from a property decline but the related expenses do not, the income and cash available to us would be adversely affected. If it becomes necessary or desirable for us to dispose of one or more mortgaged properties, we may not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available to us.

The real estate industry is a competitive business

If we enter the real estate industry, we will compete against other major real estate investors with significant capital for attractive investment opportunities. These competitors include Real Estate Investment Trusts (“REITs”), public and private financial institutions, and private institutional investors. These competing property owners and developers may be willing to accept lower returns on their investments. Principal factors of competition include rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and quality of services provided.

If we entire the real estate industry, our success will depend upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulation, legislation and population trends. Furthermore, our ability to capitalize on our competitive strengths is dependent on our ability to effectively operate a portfolio of high quality properties, maintain good relationships with prospective tenants and consumers, and to remain well-capitalized. Our failure to do any of the foregoing could affect our ability to compete effectively in the markets in which we may operate in the future.

Possible terrorist activity or other acts or threats of violence and threats to public safety could adversely affect the Company’s financial condition and results of operations

Terrorist attacks and threats of terrorist attacks in the United States or other acts or threats of violence may result in declining economic activity, which could harm the demand for goods and services offered by future tenants, the value of any properties that the Company may acquire or develop, and might adversely affect the value of an investment in the Company’s securities. Such a resulting decrease in retail demand could make it difficult for the Company to renew or re-lease any properties that Company acquires or develops.

Terrorist activities or violence also could directly affect the value of any properties that the Company acquires or develops through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be reduced or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that tenants are affected by such attacks and threats of attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts and threats might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

RISK FACTORS RELATING TO THE MEDICAL MARIJUANA INDUSTRY

Potential acquisitions of one or more companies that supply capital and expertise to not-for-profit entities that are licensed medical marijuana growers and dispensaries may not occur and such acquisitions are likely to require substantial capital raises to monetize.

From time to time, we evaluate potential companies and opportunities involved in the marijuana industry. No assurances or guarantees whatsoever can be made as to whether any of such acquisitions will be successfully consummated, nor on what terms.

In the event that we supply capital, provide consulting services, and/or lease real estate to medical marijuana growers and/or dispensaries, then it is highly likely that we will be required to raise a substantial amount of equity capital and/or debt capital in connection therewith, which could result in substantial dilution for our existing shareholders. No assurances whatsoever can be made that such transactions would result in profitability, nor what the impacts would be on our balance sheet, income statement, or common stock price.

Transactions may involve licensing or permitting risks

Some companies that we may acquire or provide capital, consulting services, or lease real estate to, may lack all of the final licenses, permits, approvals and consents needed to complete construction of facilities and to commence operations. Any failure or inability to timely obtain all such final licenses, permits, approvals and consents could negatively impact our Company and common stock price.

The medical marijuana industry is a high-risk and speculative industry.

Competition in the marijuana industry is intense and growing, on a daily basis. New, well-financed and experienced players, with significantly greater resources than the Company, are entering the marijuana industry and can be expected to significantly negatively impact the profitability of the existing companies in the industry. Companies in the marijuana industry may go bankrupt, and transactions in the marijuana industry may be unprofitable. There can be no assurance whatsoever that the Company’s participation in the marijuana industry will be profitable or successful in any respect. New governmental laws, regulations and interpretations (including by the U.S. Department of Justice and the U.S. Food and Drug Administration), newly-elected government officials, and new court and regulatory opinions and actions, all create enormous risks and uncertainties for the marijuana industry. Shareholders and potential shareholders of the Company are cautioned that the marijuana industry is a high-risk and speculative industry, which could result in the bankruptcy of the Company.

The U.S. Federal Controlled Substances Act prohibits cultivation or possession of marijuana and the Company’s direct or even indirect engagement with persons engaged in prohibited activities could result in a destruction of our management team and business.

The U.S. Federal Controlled Substances Act (21 U.S.C. § 811) does not recognize the difference between medical and recreational use of marijuana. Marijuana is classified as a controlled substance by the U.S. federal government, and any entrance by the Company into the medical marijuana industry may trigger material legal and financial risks for the Company. Under certain scenarios, these material legal and financial risks could result in criminal liability to management and/or the board of directors, and a shutdown or bankruptcy of the Company.

If we do enter into the medical marijuana industry, then shareholders and potential shareholders are expressly cautioned that such participation will entail such numerous material risks and uncertainties. We cannot provide any assurances whatsoever in regard to the potential negative legal, regulatory, financial and operational risks to the Company associated with the potential entrance by the Company into the medical marijuana industry. You are urged to use caution in your evaluation of our common stock, and to seek the advice of competent legal and financial advisors in regard to the medical marijuana industry, which is currently in a state of rapid change and involves many variables which are beyond our control.

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

RISK FACTORS RELATING TO FUTURE ACQUISITIONS

We may not be able to identify, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring additional companies or assets. We may not, however, be able to identify, audit, or acquire companies or assets on acceptable terms, if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future. Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

We may not be able to properly manage multiple businesses

We may not be able to properly manage multiple businesses in the marijuana industry, industrial services industry, real estate ownership and development industry, or other industries. Managing multiple businesses would be more complicated than managing a single line of business, and would require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses could materially adversely affect our Company and the trading price of our common stock.

We may not be able to successfully integrate new acquisitions

Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate those companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated Company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses could have a material adverse effect on our Company and the trading price of our common stock.

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in the medical marijuana industry, industrial services industry, real estate ownership and development industry, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predictable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and (8) may involve serious legal risks in light of the fact that the marijuana industry generally remains illegal under U.S. federal laws and regulations as well as the laws and regulations of the majority of U.S. states. Even in the approximately 24 states where medical marijuana is legal on some level, it remains highly restricted. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Future acquisitions may fail to perform as expected

Future acquisitions may fail to perform as expected. We may overestimate cash flow, underestimate costs, or fail to understand risks. This could materially adversely affect our Company and the trading price of our common stock.

Competition may result in overpaying for acquisitions

Other investors with significant capital may compete with us for attractive investment opportunities. These competitors may include publicly traded companies, private equity firms, privately held buyers, individual investors, and other types of investors. Such competition may increase the price of acquisitions, or otherwise adversely affect the terms and conditions of acquisitions. This could materially adversely affect our Company and the trading price of our common stock.

We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating acquisitions

We have limited cash to cover our operating expenses and to cover the expenses incurred in connection with money raising and a business combination. It is possible that we could incur substantial costs in connection with money raising or a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This could have a negative impact on our Company and our common stock price.

The nature of our proposed future operations is speculative and will depend to a great extent on the businesses which we acquire

While management typically intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that we will be successful in locating an acquisition candidate meeting such criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success, if any, will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond our control. If the operations, financial condition or management of the acquired company were to be disrupted or otherwise negatively impacted following an acquisition, our Company and our common stock price would be negatively impacted.

We may carry out actions that will not require our stockholders’ approval

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

Our investigation of potential acquisitions will be limited

Our analysis of new business opportunities will be undertaken by or under the supervision of our chief executive officer and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a “due diligence investigation”. In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our chief executive officer or agents to personally meet with management and key personnel of target businesses, ask questions regarding the Company’s prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise. Any failure of our typical due diligence investigation to uncover issues and problems relating to potential acquisition candidates could materially adversely affect our Company and the trading price of our common stock.

We will have only a limited ability to evaluate the directors and management of potential acquisitions

We may make a determination that our current directors and chief executive officer should not remain, or should reduce their roles, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target businesses. We cannot assure you that our assessment of these individuals will prove to be correct. This could have a negative impact on our Company and our common stock price.

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

We may be unable to protect or enforce the intellectual property rights of any target business that we acquire or the target business may become subject to claims of intellectual property infringement

After completing a business combination, the procurement and protection of trademarks, copyrights, patents, domain names, and trade secrets may be critical to our success. We will likely rely on a combination of copyright, trademark, trade secret laws and contractual restrictions to protect any proprietary technology and rights that we may acquire. Despite our efforts to protect those proprietary technology and rights, we may not be able to prevent misappropriation of those proprietary rights or deter independent development of technologies that compete with the business we acquire. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could have an adverse effect on our competitive position and business. Further, depending on the target business or businesses that we acquire, it is likely that we will have to protect trademarks, patents, and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful in every location. These factors could negatively impact our Company and the trading price of our common stock.

Integrating acquired businesses may divert our management’s attention away from our day-to-day operations and may harm our business

Acquisitions generally involve significant risks, including the risk of overvaluation of potential acquisitions and risks in regard to the assimilation of personnel, operations, products, services, technologies, and corporate culture of acquired companies. Dealing with these risks may place a significant burden on our management and other internal resources. This could materially adversely affect our business and the trading price of our common stock.

We may fail to manage our growth effectively

Future growth through acquisitions and organic expansion would place a significant strain on our managerial, operational, technical, training, systems and financial resources. We can give you no assurance that we will be able to manage our expanding operations properly or cost effectively. A failure to properly and cost-effectively manage our expansion could materially adversely affect our Company and the trading price of our common stock.

The management of companies we acquire may lose their enthusiasm or entrepreneurship after the sale of their businesses

We can give no assurance that the management of future companies we acquire will have the same level of enthusiasm for operating their businesses following their acquisition by us; or, if they cease performing services for the acquired businesses, that we will be able to install replacement management with the same skill sets and determination. There also is always a risk that management will attempt to reenter the market and possibly seek to recruit some of the former employees of the business, who may continue to be our key employees. This could materially adversely affect our business and the trading price of our common stock.

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

RISK FACTORS RELATING TO ACCOUNTING AND INTERNAL FINANCIAL CONTROLS

We do not currently employ a qualified full time chief financial officer

We do not currently employ a qualified full time chief financial officer. There is no assurance that we will be able to promptly find and hire such a qualified full time chief financial officer, nor at a compensation level acceptable to us. This could materially adversely affect our Company and the trading price of our common stock.

New accounting standards could adversely impact us

From time to time, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (GAAP). The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others.

Such changes to GAAP could adversely impact our results of operations, financial condition and other financial measures. Such changes could materially adversely affect our Company and the trading price of our common stock.

Decreased effectiveness of stock options could adversely affect our ability to attract and retain employees

We expect to use stock options and warrants to purchase common stocks as key components of our employee compensation program in order to align employees’ interests with the interests of our Stockholders, encourage employee retention, and to provide competitive compensation packages. Volatility or lack of positive performance in our common stock price may adversely affect our ability to retain key employees or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options or warrants to purchase common stock may have exercise prices in excess of our then-current common stock price, or may have expired worthless. To the extent these circumstances occur, our ability to retain employees may be adversely affected. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees. Any of these situations could materially adversely affect our Company and the trading price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

Acquired Sales Corp. is currently provided rent-free office space by our chief executive officer, Gerard M. Jacobs, at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Acquired Sales Corp. pays the phone, facsimile, internet, travel and other business expenses of Gerard M. Jacobs, our lead outside director, Vincent J. Mesolella, and our independent contractors, William C. Jacobs and Derek V. Mesolella.

Acquired Sales Corp. owns no property.

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

ITEM 4.  (THIS ITEM HAS BEEN REMOVED AND RESERVED BY THE SEC)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted under the symbol AQSP on the OTC market. Our shares infrequently trade and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low

Year Ended December 31, 2014
4th Quarter	$6.05	$1.65
3rd Quarter	$2.98	$1.51
2nd Quarter	$3.49	$0.81
1st Quarter	$0.76	$0.35

Year Ended December 31, 2013
4th Quarter	$0.50	$0.39
3rd Quarter	$3.75	$0.08
2nd Quarter	$3.75	$3.75
1st Quarter	$3.75	$3.75

Year Ended December 31, 2012
4th Quarter	$3.75	$3.26
3rd Quarter	$3.75	$2.00
2nd Quarter	$2.00	$2.00
1st Quarter	$2.00	$2.00

(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by Quotemedia for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 12, 2015, a total of 2,269,648 shares of Acquired Sales Corp.’s common stock were outstanding and there were 240 holders of record of Acquired Sales Corp.’s common stock. In addition to our outstanding common stock, we have issued (a) options and warrants to purchase 3,086,774 shares of common stock at between $0.001 and $8.00 per share, and (b) rights to purchase warrants to purchase 2,700,000 shares of common stock at between $0.01 and $1.85 per share. None of these options or warrants has been exercised into shares of common stock, but may be exercised at any time in the sole discretion of the holder.

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

Unregistered Sales of Equity Securities

Unless otherwise noted, the use of any proceeds from the following sales of equity securities was to sustain our business operations.

Issuance of Warrants to Purchase Common Stock to Officers and Directors

Gerard M. Jacobs has not received any salary for his services as our chief executive officer for over seven years. And, our directors have not received any monthly or annual fees for their service as directors of Acquired Sales for over seven years. In November 2014, the officers and directors of the Company were awarded the right to purchase, directly or using a designee, for an aggregate price of $2 per director: (a) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $0.01 per share; and (b) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $1.85 per share, subject to the condition that the Company shall have acquired at least one of the Mesolella Real Estate Properties.

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

ITEM 6.  SELECTED FINANCIAL DATA

We had a public float of less than $75 million for the past several years (including as of the last business day of our most recently completed fiscal quarter. As a result, we qualify as a smaller reporting company, as defined by Rule 229.10(f)(1). As a smaller reporting company, we are not required to provide the information required by this Item.

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

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $12,347,428 as of December 31, 2014. In addition, the Company suffered losses from continuing operations during the years ended December 31, 2014 and 2013 and used cash in its operating activities from continuing operations during the years ended December 31, 2014 and 2013. Additionally, as discussed in Notes 2 and 9, the Company sold 100% of the capital stock of its subsidiaries, Cogility Software Corporation and Defense & Security Technology Group, Inc., which were its primary source of revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $4,726,068 after the relief of Cogility’s net liabilities..

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

From time to time, the Company evaluates potential companies and opportunities involved in the marijuana industry. No assurances or guarantees whatsoever can be made as to whether any acquisitions or transactions will be successfully consummated, nor on what terms.

If the Company does lend money, provide consulting services, and/or lease real estate to entities in the marijuana industry, then it is highly likely that the Company will be required to raise a substantial amount of equity capital and/or debt capital in connection with those acquisitions or other transactions, which could result in substantial dilution for existing shareholders of the Company. No assurances whatsoever can be made that such acquisitions or transactions would result in profitability of the Company, nor what the impacts would be on the Company's balance sheet, income statement, or stock price.

In addition, marijuana is classified as a controlled substance by the U.S. federal government, and any entrance by the Company into the marijuana industry may trigger material legal and financial risks for the Company. Under certain scenarios, these material legal and financial risks could result in a shutdown or bankruptcy of the Company.

This Form 10-K does not attempt to describe all of the numerous material risks and uncertainties associated with any possible entrance by the Company into the marijuana industry. If the Company does enter into the marijuana industry, then shareholders and potential shareholders are expressly cautioned that such participation will entail such numerous material risks and uncertainties, and associated "Risk Factors" will need to be set forth in subsequent filings by the Company with the U.S. Securities and Exchange Commission. The Company cannot provide any assurances whatsoever in regard to the potential negative legal, regulatory, financial and operational risks to the Company associated with the potential entrance by the Company into the marijuana industry. You are urged to use caution in your evaluation of the Company's stock, and to seek the advice of competent legal and financial advisors in regard to the marijuana industry, which is currently in a state of rapid change and involves many variables which are beyond the Company's control.

The Company further cautions you that as the recreational use of marijuana is permitted in certain states, that the marijuana industry is likely to be subjected to even more intense scrutiny and oversight by elected officials, legislative bodies, courts, law enforcement agencies, and community groups. The Company cannot provide any assurances whatsoever in regard to the future potential negative impacts of such intensified scrutiny and oversight.

If for any reason the Company does not enter into the marijuana industry, then the Company will continue to seek acquisitions and/or transactions in various industries including but not limited to the industrial services industry, the real estate industry, or other industries.

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit and long-term liabilities as of December 31, 2014 and December 31, 2013, as well as its cash flows for the years ended December 31, 2014 and 2013:

	2014	2013
Current Assets	595,922	1,427,294
Current Liabilities	24,982	40,866
Working Capital	570,940	1,386,408

	December 31,
	2014	2013
Net cash used in operating activities of continuing operations	$(291,462)	$(295,599)
Net cash provided by (used in) operating activities of discontinued operations	-	(1,066,600)
Net cash provided by investing activities	472,105	3,884,425
Cash provided by (used in) financing activities	(20,000)	(2,281,846)

At December 31, 2014, all of the Company’s current assets consisted of cash from the sale of its subsidiaries and prepaid expenses. Total current assets at December 31, 2014 of $595,922 are adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions. Current liabilities of $24,982 at December 31, 2014 consisted entirely of trade accounts payable.

During the year ended December 31, 2013, the Company used nearly all of the cash proceeds from the sale of Cogility in the amount of $3,975,000 to pay off its corporate debt and obligations, and to fund its operating activities, leaving the Company with $427,294 in cash at December 31, 2013.

Comparison of December 31, 2014 and December 31, 2013

During the year ended December 31, 2014, the Company incurred a loss from continuing operations of $5,395,876. This loss was mainly due to value of the stock-based compensation that was granted to the Company’s board of directors for prior services rendered. Also adding to the loss were legal fees, other professional fees, contract labor costs, and reimbursement for expenses incurred by the Company’s chief executive officer and outside consultants. The loss was offset by interest income of $35,926 and other income of $23,188 during the year. The Company currently has no revenue-generating subsidiaries.

During the year ended December 31, 2013, the Company recognized net income of $4,473,906, mainly due to a one-time gain on the sale of its subsidiary, Cogility. The Company incurred a loss from continuing operations of $326,132, mainly due to general and administrative expense. Income from discontinued operations of $4,800,038 includes a gain on the sale of Cogility of $4,726,068 and a loss on the sale of DSTG of $104,946. The Company greatly reduced its overhead costs with the sale of Cogility and DSTG.  The Company’s current operating expenses consist mainly of professional fees and the phone, facsimile, internet, travel and other business expenses of the chief executive officer and outside consultants.

Net cash used in operating activities of continuing operations was $291,462 for the year ended December 31, 2014, compared to $295,599 net cash used in operating activities of continuing operations for the year ended December 31, 2013. Net cash used in operating activities of continuing operations was for legal and professional fees and reimbursement of expenses incurred by the Company’s chief executive officer and outside consultants.

Net cash provided by operating activities of discontinued operations was $0 for the year ended December 31, 2014, compared to net cash used in operating activities from discontinued operations of $1,066,600 during the year ended December 31, 2013. For the year ended December 31, 2013, net cash used in operating activities of discontinued operations of $1,066,600 consisted of purchases of property and equipment for DSTG.

The Company had net cash provided by investing activities of $472,105 for the year ended December 31, 2014 due to proceeds from the sale of Cogility of $1,074,605 and $602,500 loaned to an unrelated party. The Company had net cash provided by investing activities of $3,884,425 for the year ended December 31, 2013, primarily due to cash received from the sale of Cogility at the time of sale.

The Company used $20,000 of cash from continuing operations in its financing activities to repurchase its common stock for the year ended December 31, 2014. The Company used $2,281,846 of cash in its financing activities to pay down all the corporate debt in accordance with the Cogility purchase agreement during the year ended December 31, 2013.

During the year ended December 31, 2014, cash increased by $160,643, leaving the Company with $587,937 in unrestricted cash at December 31, 2014. During the year ended December 31, 2013, cash increased by $240,380, leaving the Company with $427,294 in unrestricted cash at year end.

The sale of Cogility and DSTG eliminated the Company’s sources of revenue. The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2014 of $12,347,428.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

The Company did not generate revenue from continuing operations during the years ended December 31, 2014 and 2013.

Selling, general and administrative expense primarily consists of professional fees, including accounting, administration, finance and legal personnel; also included in selling, general and administrative expense are outside consulting fees, travel expenses, meals and entertainment, and other less material accounts. Selling, general and administrative expense from continuing operations was $310,761 for the year ended December 31, 2014 compared to $242,544 for the year ended December 31, 2013, an increase of $68,217. The increase in our selling, general and administrative expense was primarily related to an increase in professional and outside consulting fees.

Stock-based compensation of $5,144,229 was awarded to the board of directors this year is for prior services rendered for which the directors had not previously been compensated. No stock compensation expense was recognized during the year ended December 31, 2013.

The Company incurred a loss from continuing operations of $5,395,876 for the year ended December 31, 2014 compared to a loss from continuing operations of $326,132 for the year ended December 31, 2013, an increase in loss of $5,069,744. This increase primarily stemmed from stock compensation expense of $5,144,229, which was offset by interest income of $35,926 and other income of $23,188. For the year ended December 31, 2013, the company incurred a loss from extinguishment of debt of $79,463, and interest expense of $4,125.

The Company realized a gain on disposal of discontinued operations of $74,605 and $4,621,122 for the years ended December 31, 2014 and 2013, respectively, mainly due to the gain on the sale of its subsidiary, Cogility Software Corporation, to Drumright Group, LLC.

The Company realized a net loss of $5,321,271 for the year ended December 31, 2014. The Company realized net income of $4,473,906 for the year ended December 31, 2013, mainly due to the gain on the sale of its subsidiary Cogility Software Corporation.

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

Basic and Diluted Loss Per Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,148,774 stock options and 4,988,000 warrants outstanding during the year ended December 31, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.  There were 2,173,774 stock options and 938,000 warrants outstanding during the year ended December 31, 2013 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2016 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

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

Share-Based Compensation Plan – Stock-based compensation to employees and consultants is recognized as a cost of the services received in exchange for an award of equity instruments and is measured based on the grant date fair value of the award or the fair value of the consideration received, whichever is more reliably measureable. Compensation expense is recognized over the period during which service is required to be provided in exchange for the award (the vesting period). The stock-based compensation that was awarded to the board of directors this year is for prior services rendered for which they had not previously been compensated.

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

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

Teaming Agreement – On July 8, 2014, Acquired Sales Corp. ("AQSP") and Heatley agreed to use their respective best efforts, working exclusively together as a team, and not as a partnership or other entity, in order to consummate transactions, agreements, contracts and other arrangements pursuant to which AQSP will provide capital and expertise to the Foundation.

Promissory Note – On July 14, 2014, the Foundation signed and delivered to AQSP a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000. The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and AQSP may mutually agree upon. The Foundation and AQSP mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, AQSP paid $2,500 owed by the Foundation to one of its consultants, and AQSP advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which will total $897,500, have not yet been mutually agreed upon between the Foundation and AQSP.

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

Cultivation and dispensary of Medical Marijuana in the States of California and Oregon –  On July 20, 2014, AQSP entered into an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to a company found by Parare Partners Inc. (the "Calif /Ore Company") that wants to purchase certain medical marijuana facilities in California and Oregon (the "Calif /Ore Facilities"), (2) the Calif /Ore Company purchases the Calif /Ore Facilities, (3) AQSP directly or via subsidiaries enters into purchase agreements with the Cal /Ore Company regarding the Calif/Ore Facilities, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows:

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

Cogility – One of Cogility's employees claimed that he has filed a wage claim against Cogility for $302,000 with the California Labor Board. On October 28, 2013 the Company entered into a settlement agreement with the employee whereby the employee signed a release of claim in exchange for $50,000. The $50,000 was paid in full during the year ended December 31, 2013.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2014 and December 31, 2013 begins on page F-1 of this Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer, Mr. Gerard M. Jacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014.

b) Management’s annual report on internal control over financial reporting

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

During December 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2014 was not effective. Management identified the following material weaknesses as of December 31, 2014:

(1)
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

Management has determined that the Company should seek to enhance its internal controls over financial reporting by maintaining the following steps first commenced in 2010:

(1)
During November 2010, the Company increased its Board of Directors to seven members, and added as an additional independent member Mr. Vincent J. Mesolella. Mr. Mesolella is the Chairman of the Narragansett Bay Commission, Providence, Rhode Island. Mr. Mesolella is also the Founder, President and chief executive officer of MVJ Realty, LLC, a real estate development company. Mr. Mesolella has previously served as the Chairman of the Audit Committee of the Board of Directors of a publicly traded company.

Beginning in March 2010, the Company had begun emailing or mailing to Mr. Vincent J. Mesolella a copy of each monthly statement from its bank summarizing all activity in the Company’s checking account, for review and questioning as appropriate. The purpose of Mr. Vincent J. Mesolella’s involvement is to provide monitoring, oversight and assistance to Mr. Gerard M. Jacobs, chief executive officer, in the preparation and reporting of the Company’s financial statements.

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2014. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

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

(c) Changes in internal control over financial reporting

Our chief executive officer has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current directors and executive officer as of December 31, 2014.

Name	Age	Position

Gerard M. Jacobs	59	Chairman of the Board, chief executive officer, chief development officer, secretary, and treasurer

James S. Jacobs, M.D.	61	Director

Michael D. McCaffrey	69	Director

Richard E. Morrissy	60	Director

Vincent J. Mesolella	64	Director

Joshua A. Bloom, M.D.	59	Director

Our directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our officer serves at the discretion of our Board of Directors, until his death, or until he resigns or has been removed from office.

Gerard M. Jacobs, age 59, is chairman of our board of directors, chief executive officer, chief development officer, secretary, and treasurer. Mr. Jacobs has been a private investor since 2006. In 2001, Gerard M. Jacobs took control of CGI Holding Corporation, and served as its CEO and member of its board of directors until 2006. Under Gerard M. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:MKT: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its CEO and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (trading symbol SMSMY). We believe that Gerard M. Jacobs’ experience serving as the CEO of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Gerard M. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Gerard M. Jacobs’ brother James S. Jacobs, M.D. is also a member of our board of directors.

Joshua A. Bloom, M.D., age 59, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom has served on the board of directors of Kenosha Health Services Corporation since 1993 and the board of Hospice Alliance, Inc since 1994 and Medical Director there since 1998. He has also served on the board of the Beth Israel Sinai Congregation since 1998 where he served as the President from 2004 until 2012. We believe that Joshua A. Bloom, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

James S. Jacobs, M.D., age 61, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that James S. Jacobs, M.D.’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, age 69, has been a member of our board of directors since July 2007. He is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases. We believe that Michael D. McCaffrey’s experience serving as a litigator and advisor to corporations, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, age 60, has been a member of our board of directors since July 2007. He is the Senior Research Specialist and project coordinator in the Pharmaceutical Sciences, School of Pharmacy, University of Illinois at Chicago. Mr. Morrissy is a project coordinator for the School of Pharmacy. His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy has managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He has also designed and led focus groups, designed and critiqued research surveys, edited manuscripts and scientific journals. We believe that Richard E. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation. He received a B.A. in History from Western Illinois University in 1976.

Vincent J. Mesolella, age 64, has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and chief executive officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

There are no agreements or understandings for our chief executive officer or directors to resign at the request of another person, and neither the chief executive officer nor directors are acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Family Relationships

Gerard M. Jacobs and James S. Jacobs, M.D. are brothers. There is no other family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officer has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officer has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is currently composed of six members: Messrs. Gerard M. Jacobs, Joshua A. Bloom M.D., James S. Jacobs M.D., Michael D. McCaffrey, Richard E. Morrissy and Vincent J. Mesolella. Our board of directors has determined that Joshua A. Bloom M.D., Michael D. McCaffrey, Richard E. Morrissy and Vincent J. Mesolella are independent directors at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

Audit Committee and Audit Committee Financial Expert

We have an audit committee consisting of Joshua A. Bloom M.D., Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members. We have not adopted an Audit Committee charter. Vincent J. Mesolella serves as our audit committee chairman and financial expert. Our audit committee performs the following functions including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

Board Meetings; Nominating Committee

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. In the year ended December 31, 2014, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

We have a nominating committee consisting of the following members: Joshua A. Bloom M.D., Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy. Michael D. McCaffrey is the nominating committee Chairman.

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

Section 16(a) Beneficial Ownership Compliance

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

ITEM 11.  EXECUTIVE COMPENSATION

As of December 31, 2014, we did not experience any cash flow event as a result of any payment to an executive. We have not provided retirement benefits or severance or change of control benefits to our named chief executive officer, Gerard M. Jacobs. Unexercised options or warrants issued as compensation held by our executive officers at the year ended 2014 are set out in the following table. Other than the options and warrants issuance described herein, no equity awards were made during the year ended December 31, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M Jacobs, CEO(1)	2014	$-	$-	$-	$-	$-	$-	$2,857,905	$2,857,905
	2013	$-	$-	$-	$-	$-	$-	$-	$-

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

(2)
In 2014, Mr. Jacobs was granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024, if a required performance contingency is met. The combined fair value of these warrants, which was expensed in the 2014 income statement, is shown in the 2014 “All Other Compensation” column of the table above.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal years ended December 31, 2014 and 2013.

	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)		Total ($)
Gerard M. Jacobs	2014	-	-	-	-	-	$2,857,905	(1)	$2,857,905
	2013	-	-	-	-	-	-		$-
Joshua A. Bloom, M.D.	2014	-	-	-	-	-	$95,263	(2)	$95,263
	2013	-	-	-	-	-	-		-
James S. Jacobs, M.D.	2014	-	-	-	-	-	$95,263	(2)	$95,263
	2013	-	-	-	-	-	-		-
Michael D. McCaffrey	2014	-	-	-	-	-	$95,263	(2)	$95,263
	2013	-	-	-	-	-	-		-
Vincent J. Mesolella	2014	-	-	-	-	-	$1,905,270	(3)	$1,905,270
	2013	-	-	-	-	-	-		-
Richard E. Morrissy	2014	-	-	-	-	-	$95,263	(2)	$95,263
	2013	-	-	-	-	-	-		-

(1)
In 2014, Mr. Gerard M. Jacobs was granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024, if a required performance contingency is met. The combined fair value of these warrants, which was expensed in the 2014 income statement, is shown in the 2014 “All Other Compensation” column of the table above.

(2)
In 2014, Dr. Joshua A. Bloom, Dr. James S. Jacobs, Mr. Michael D. McCaffrey, and Mr. Richard E. Morrissy each were granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 25,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 25,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024. The combined fair value of these warrants, which was expensed in the 2014 income statement, is shown in the 2014 “All Other Compensation” column of the table above.

(3)
In 2014, Mr. Vincent J. Mesolella was granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024, if a required performance contingency is met. The combined fair value of these warrants, which was expensed in the 2014 income statement, is shown in the 2014 “All Other Compensation” column of the table above.

Compensation Discussion and Analysis

The Company does not have any paid employees and has not yet entered into long term executive or non-executive employment agreements, so as to limit the Company’s exposure and liability. As indicated elsewhere in this Report, the Company regularly engages outside consultants, accountants, independent contractors and other professional service providers for purposes of providing services to the Company. The Company endeavors, where able, to issue options in lieu of cash compensation, so as to preserve capital where needed and limit cash risk exposure.

Historically, funding for the Company was sourced from management affiliates and their contacts, who collectively loaned approximately $1,500,000 in the past several years. The Corporation limits cash compensation to outside or internal directors and does not have a cash compensation policy. The Corporation believes that, given the extensive experience of Mr. Gerard M. Jacobs, chief executive officer, and the rest of the board of directors, and the current opportunity cost factor for each of them, as combined with the fact that each of them has continued to provide services without cash compensation, that the amount of historical compensation provided in the form of options is fair and reasonable for the Corporation.

Compensation Committee

Our directors and chief executive officer do not receive remuneration from us unless approved by the Board of Directors, but we may enter into employment agreements with officers in the future. No such payment shall preclude any director from serving us in any other capacity and receiving compensation in connection with that service. In the year ended December 31, 2014, our chief executive officer and directors were issued rights to purchase warrants to purchase 2,700,000 shares of common stock of the Company at between $0.01 and $1.85 per share. We have a compensation committee consisting of Joshua A. Bloom M.D., Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members. Joshua A. Bloom M.D. serves as the committee’s chairman.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for our chief executive officer outstanding as of December 31, 2014.  The options are exercisable at the respective prices listed below.

Outstanding Equity Awards At Fiscal Year End (see description of columns (a) through (j) below) Option Awards Stock Awards

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gerard M. Jacobs, CEO	605,000	-	-	$2.00	9/29/2021	-	-	-	-
	100,000	-	-	$0.001	11/4/2020	-	-	-	-
	471,698	-	-	$2.00	11/4/2020	-	-	-	-

Description of Columns (a) through (j):
(a)	The name of the named executive officer (column (a));
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

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Voting Securities

Gerard M. Jacobs (1)	3,313,321	146.0%
Lincolnshire Associates II Ltd (2)	142,453	6.3%
Joshua A. Bloom, M.D. (3)	80,000	3.5%
Roberti Jacobs Family Trust (4)	466,623	20.6%
Roger S. Greene (5)	155,708	6.9%
Michael D. McCaffrey (6)	80,000	3.5%
Richard E. Morrissy (7)	80,000	3.5%
Vincent J. Mesolella (8)	1,247,862	55.0%
Joseph S. Keller (9)	150,000	6.6%
James S. Jacobs (10)	190,000	8.4%
Daniel F. Terry, Jr. (11)	734,500	32.4%
Minh N. Le (12)	704,986	31.1%
Total Officers and Directors as group (6 persons)	4,991,183(13)	219.9%

(1)
The address for Mr. Gerard M. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Gerard M. Jacobs, our chairman, chief executive officer, chief development officer, secretary, and treasurer has voting control over 3,313,321 shares, consisting of: (a) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (b) 170,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (c) 605,000 options at $2.00 per share, the vesting of which occurred upon the closing of the merger with Cogility; (d) 471,698 options at $2.00 per share and 100,000 options exercisable at $0.001 per share (originating from Cogility); (e) 285,000 warrants at between $2.00 and $3.50 per share, owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (f) 750,000 warrants at $0.01 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00; and (g) 750,000 warrants at $1.85 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Vincent J. Mesolella, a director of the Company.

(2)	The address for Lincolnshire Associates II Ltd is 555 Skokie Blvd. #555, Northbrook, Illinois 60062.
(3)
The address for Dr. Joshua A. Bloom is 1520 South Main Street, Racine, Wisconsin 53403. Dr. Joshua A. Bloom does not own any shares of stock. However: (a) he holds options to purchase 30,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(4)
The address for the Roberti Jacobs Family Trust is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Mr. Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Gerard M. Jacobs is one of the grantors of the trust corpus, Mr. Gerard M. Jacobs’ mother-in-law, Joan B. Roberti, is the trustee, and Mr. Gerard M. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust’s 466,623 shares consist of (a) 181,623 shares owned, and (b) 285,000 warrants owned at between $2.00 and $3.50 per share.

(5)
The address for Mr. Roger S. Greene is 6 Joliet Drive, Coto de Caza, California 92679. Mr. Roger S. Greene owns 113,208 shares of stock. In addition, he holds options and warrants to purchase a total of 42,500 shares of our common stock, consisting of (a) 30,000 options at $2.00 per share, and (b) 12,500 warrants at $2.00 per share.

(6)
The address for Mr. Michael D. McCaffrey is 10 Celano Court, Newport Coast, California 92657. Mr. Michael D. McCaffrey does not own any shares of stock. However: (a) he holds options to purchase 30,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(7)
The address for Mr. Richard E. Morrissy is 117 South Euclid Avenue, Oak Park, Illinois 60302. Mr. Richard E. Morrissy does not own any shares of stock. However: (a) he holds options to purchase 30,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(8)
The address for Mr. Vincent J. Mesolella is 27 Paddock Drive, Lincoln, Road Island 02865. Mr. Vincent J. Mesolella owns 7,862 shares of our common stock. He holds options and warrants to purchase a total of 240,000 shares of our common stock, consisting of (a) 165,000 options at $2.00 per share (b) 25,000 options exercisable at $0.001 per share and (c) 50,000 warrants at between $2.00 and $3.50 per share. Mr. Mesolella or his designee has the right to purchase from the Company (a) 500,000 warrants at $0.01 per share for an aggregate consideration of $1.00, and (b) 500,000 warrants at $1.85 per share for an aggregate consideration of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by him.

(9)
The address for Mr. Joseph S. Keller is 25991 W. Herman Ave., Antioch, Illinois 60002. Mr. Joseph S. Mr. Keller does not own any shares of stock. However, he holds warrants to purchase a total of 150,000 common stock shares, consisting of (a) 125,000 warrants at $2.00 per share, and (b) one of his affiliates, Glendenning Capital, Inc., has 25,000 warrants at $2.00 per share.

(10)
The address for Dr. James S. Jacobs is 1785 Krameria Street, Denver, Colorado 80220. Dr. James S. Jacobs owns 10,000 shares of stock. He holds: (a) 100,000 warrants and 30,000 options at a $2.00 per share exercise price; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(11)
The address for Mr. Daniel F. Terry, Jr., is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Daniel F. Terry owns 597,000 shares of our stock. He holds 137,500 warrants exercisable at prices ranging between $2.00 and $3.50.

(12)
The address for Mr. Minh N. Le is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Minh N. Le owns 211,986 shares of our stock, 100,000 of which he received in the acquisition of DSTG and 111,986 of which he purchased from Acquired Sales for $3.18 per share. He holds 400,000 options to purchase Acquired Sales common stock at exercise prices ranging between $3.18 and $8.00 per share. He holds warrants to purchase 93,000 shares of Acquired Sales common stock at $3.25 per share.

(13)
Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust and Mr. Gerard M. Jacobs, collectively total 3,313,321 shares (which total includes unexercised options, warrants and rights to purchase warrants which may be exercised at any time in the discretion of the holder or his designee) which may be voted together (without any double counting). The other directors and officers hold a total of 1,677,862 shares which includes unexercised options, warrants and rights to purchase warrants which may be exercised at any time in the discretion of the holder or his designee.

COMPENSATION PLANS
Equity Compensation Plans

None.

Option Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes all transactions executed or performed in 2013 and 2014 and currently proposed transactions in which we are a participant and the amount involved exceeds $120,000, as well as loans that we deem material, and in which any related person had or will have a direct or indirect material interest.

In November 2014, Vincent J. Mesolella, our lead outside director, agreed to use his best efforts to cause several properties of real estate located in Providence and Middletown, Rhode Island, that are owned or controlled by Vincent J. Mesolella and Derek V. Mesolella (individually a “Mesolella Real Estate Property” and collectively the “Mesolella Real Estate Properties”), and that in the case of one Mesolella Real Estate Property is partially owned by an affiliate of Gerard M. Jacobs, our chief executive officer, to be acquired by the Company in mergers, in exchange for unregistered common stock of the Company. Acquired Sales and Mr. Mesolella contemplate that each of the Mesolella Real Estate Properties will be valued at its appraised value net of any debt or other liabilities, and that 55% of such merger consideration will consist of unregistered common stock of the Company valued at $1.85 per share, and that 45% of such merger consideration will consist of unregistered common stock of the Company valued at a mutually agreed upon price per share, to be negotiated. Mr. Mesolella is also using his best efforts to cause Acquired Sales to acquire a property owned by an unrelated third party, located in Smithfield, Rhode Island, in a merger, in exchange for unregistered common stock of the Company, valued in a similar fashion.

At December 31, 2012, the Company had recorded accrued compensation that includes $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $10,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967.

Operating Loans in 2012

On January 30, 2012, Daniel Terry, our chief operating officer, loaned the Company $75,000 for working capital needs. The loan is non-interest bearing, without collateral and due upon demand.

On February 14, 2012, James S. Jacobs, M.D., a member of our board of directors, loaned the Company $200,000 for working capital needs. The loan bears interest at 6% per year payable quarterly. The loan is payable on demand by lender, with a mandatory payment in full upon the closing of the first capital raise (e.g., bank loans or sales of common stock or preferred stock) by Company. In addition, the loan terms grant the lender 100,000 warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $2.00 per share at any time through the fifth anniversary of the loan.

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

On July 16, 2012 and July 25, 2012, we borrowed $50,000 and $50,000, respectively, from Minh Le, one of our officers.  Attached to the notes payable were a total of 50,000 warrants to purchase common stock at a price of $3.25 per share. On July 9, 2012, we borrowed another $30,000 from Vincent J. Mesolella, one of our directors. Attached with this note payable were 15,000 warrants to purchase common stock at a price of $3.25 per share. On July 13, 2012, we borrowed $100,000 from Roberti Jacobs Family Trust, an entity related to Gerard M. Jacobs, an officer of the Company. Attached with this note payable were 50,000 warrants to purchase common stock at a price of $3.25 per share. All of the related notes payable bear interest at 6% per annum, payable quarterly, and are due upon demand. All of the warrants expire 5 years from their respective issuance dates.

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

On December 18, 2012, Minh Le, one of our officers, advanced us $8,275 for short-term working capital needs.  The loan is without interest, unsecured and due upon demand.

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

The following represents fees for all professional services provided by HBM and Eide Bailly for the audit, audit related services, and tax services for the years ended December 31, 2014 and 2013:

Audit Fees. Fees for audit services provided by Eide Bailly totaled $72,394 for 2014, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q. Fees for audit services provided by Eide Bailly totaled $46,388 for 2013, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q. Fees for audit services provided by HBM totaled $27,189 for 2013, and included fees associated with the review of our quarterly reports on Form 10-Q.

Audit Related Fees. Fees for audit related services provided by Eide Bailly for 2014 were $54,551 relating to audit of the financial statements of PPV, Bravo and RCT.  There were no audit related fees charged for 2013.

Tax Fees. Fees for tax services provided by Eide Bailly, including tax compliance, were $15,880 for 2014 and $4,472 for 2013.

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
Corp., Vincent J. Mesolella, and Minh Le

Form 10-Q	November 13 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012

Form 8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC.
99.1	Press Release

Form 8-K	February 12, 2013
10.26	Amendment No. 1 Stock Purchase Agreement

Form 10-K	March 29, 2013
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

101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

Form 8-K	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement

Form 8-K	September 4, 2013
99.1	Letter – Change of certifying accountant due to acquisition of accountant

Form 8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013

Form 8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.

Form 8-K	December 2, 2014
10.32	Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc.
99.1	Press Release

This Form 10-K	March 31, 2015

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

Reports on Form 8-K

Loan of $602,500 to the William Noyes Webster Foundation, Inc.

On July 17, 2014, we filed an 8-K pursuant to Item 1.01 Entry into a Material Definitive Agreement wherein we announced that we had agreed with Jane W. Heatley “Heatley” to explore consummating transactions, agreements, contracts and other arrangements pursuant to which we may provide capital and expertise to The William Noyes Webster Foundation, Inc. (the "Foundation"), a non-profit Massachusetts corporation. Ms. Heatley is the founder and a member of the board of directors of the Foundation.

In that 8-K, we also announced that the Foundation signed and delivered to a Secured Promissory Note (the "Note") in our favor which is in the stated loan amount of $1,500,000. The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and Acquired Sales may mutually agree upon. We mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, we paid $2,500 owed by the Foundation to one of its consultants, and we advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which will total $897,500, have not yet been mutually agreed upon between the parties.

Entry into Proposed Transaction

On December 2, 2014, we filed an 8-K wherein we announced that we had signed a letter of intent to acquire PPV, Inc., Portland, Oregon, and its wholly-owned subsidiary Bravo Environmental NW, Inc., Tukwila, Washington. The proposed merger, which could only be closed upon the parties meeting several conditions, has an estimated value of approximately $18 million, of which $7.5 million is to be paid in cash, and the balance in shares of common stock of Acquired Sales.

Closing of the merger was subject to a number of conditions, including the completion of mutually acceptable due diligence, delivery of audited financial statements, completion of a capital raise of at least $15 million, execution of definitive merger documents, obtaining necessary third party approvals, and completion of all necessary securities filings. On March 12, 2015, we announced termination of the letters of intent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2015.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 31, 2015.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

/s/ Joshua A. Bloom, M.D.
Joshua A. Bloom, M.D.
Director

/s/ James S. Jacobs, M.D.
James S. Jacobs, M.D.
Director

/s/ Michael D. McCaffrey
Michael D. McCaffrey
Director

/s/ Richard E. Morrissy
Richard E. Morrissy
Director

/s/ Vincent J. Mesolella
Vincent J. Mesolella
Director

ACQUIRED SALES CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Acquired Sales Corp. and subsidiaries as of December 31, 2014 and 2013, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquired Sales Corp. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $12,347,428 at December 31, 2014. During the year ended December 31, 2014, the Company suffered losses from continuing operations, used cash in its operating activities from continuing operations and has no source of revenue or income. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Salt Lake City, Utah
March 31, 2015

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$587,937	$427,294
Due from sale of subsidiary	-	1,000,000
Prepaid expenses	7,985	-
Total Current Assets	595,922	1,427,294
Note receivable	602,500	-
Interest receivable	35,926	-
Total Assets	$1,234,348	$1,427,294
LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable	$24,982	$20,886
Obligation under stock repurchase	-	20,000
Total Current Liabilities	24,982	40,886
Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,269,648 shares outstanding	2,270	2,270
Additional paid-in capital	13,554,524	8,410,295
Accumulated deficit	(12,347,428)	(7,026,157)
Total Shareholders'Equity	1,209,366	1,386,408
Total Liabilities and Shareholders' Equity	$1,234,348	$1,427,294

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013
Selling, General and Administrative Expense	$(310,761)	$(242,544)
Stock Compensation Expense	(5,144,229)	-
Interest Income`	35,926	-
Other Income	23,188	-
Loss from Extinguishment of Debt	-	(79,463)
Interest Expense	-	(4,125)
Loss from Continuing Operations	(5,395,876)	(326,132)
Gain on Disposal of Discontinued Operations	74,605	4,621,122
Income (Loss) from Discontinued Operations	-	178,916
Net Income (Loss)	$(5,321,271)	$4,473,906
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(2.37)	$(0.12)
Discontinued Operations	$0.03	$1.73
Basic and Diluted Earnings (Loss) per Share	$(2.34)	$1.61

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2012	2,877,896	$2,878	$8,187,846	$(11,500,063)	$(3,309,339)
Stock issued in debt extinguishment	82,548	83	271,758	-	271,841
Redemption of common stock	(690,796)	(691)	(49,309)	-	(50,000)
Net income (loss)	-	0	-	4,473,906	4,473,906
Balance, December 31, 2013	2,269,648	2,270	8,410,295	(7,026,157)	1,386,408
Net income (loss)	-	-	-	(5,321,271)	(5,321,271)
Share-based compensation to the Board of Directors	-	-	5,144,229	-	5,144,229
Balance, December 31, 2014	2,269,648	$2,270	$13,554,524	$(12,347,428)	$1,209,366

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(5,321,271)	$4,473,906
Adjustments to reconcile income (loss) to net cash used in
operating activities:
(Income)/loss from discontinued operations	(74,605)	(4,800,038)
Loss from extinguishment of debt	-	79,463
Stock compensation expense	5,144,229
Changes in operating assets and liabilities:
Prepaid expenses	(7,985)	-
Accrued interest receivable	(35,926)	-
Accounts payable	4,096	101,070
Accrued compensation	-	(150,000)
Net cash used in operating activities of continuing operations	(291,462)	(295,599)
Net cash used in operating activities of discontinued operations	-	(1,066,600)
Net Cash Used in Operating Activities	(291,462)	(1,362,199)
Cash Flows From Investing Activities
Proceeds from sale of discontinued operations, net of cash sold	1,074,605	3,888,552
Note receivable	(602,500)	-
Net cash used in investing activities of discontinued operations	-	(4,127)
Net Cash Provided by Investing Activities	472,105	3,884,425
Cash Flow From Financing Activities
Proceeds from borrowing under related party note payable	300,000	-
Payments on notes payable	-	(650,070)
Payments on notes payable - related parties	(300,000)	(1,601,776)
Payment of obligation under stock repurchase	(20,000)	(30,000)
Net Cash Provided by (Used in) Financing Activities	(20,000)	(2,281,846)
Net Increase in Cash	160,643	240,380
Cash and Cash Equivalents at Beginning of Year	427,294	186,914
Cash and Cash Equivalents at End of Year	$587,937	$427,294

Supplemental Cash Flow Information
Cash paid for interest	$-	$3,683
Cash paid for income taxes	$834	$-

Supplemental Disclosure of Noncash Investing and Financing Activities
Stock issued in extinguishment of debt to related party	$-	$271,842

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – On February 13, 2012, Acquired Sales Corp (“Acquired Sales” or the “Company”) purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). On September 30, 2013, Acquired Sales sold 100% of the capital stock of DSTG to Minh Le, the previous owner of DSTG prior to its acquisition. DSTG’s results of operations have been included in the Company's operations through September 30, 2013 and have been reclassified as discontinued operations.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility Software Corporation (“Cogility”) to Drumright. Cogility’s results of operations have been reclassified as discontinued operations.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and operations of Acquired Sales for all periods presented, the accounts and discontinued operations of Cogility through February 11, 2013, and the accounts and discontinued operations of DSTG through September 30, 2013. Intercompany accounts and transactions have been eliminated on consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Significant estimates include share-based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2014 and 2013:

	For the Year Ended
	December 31,
	2014	2013
Loss from continuing operations	$(5,395,876)	$(326,132)
Income from discontinued operations	74,605	4,800,038
Net income (loss)	$(5,321,271)	$4,473,906
Basic and Diluted Weighted
Average Shares Outstanding	2,269,648	2,780,866
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(2.37)	$(0.12)
Discontinued Operations	0.03	1.73
Net income (loss)	$(2.34)	$1.61

There were 6,198,774 stock options and warrants and 938,000 financing warrants outstanding during the year ended December 31, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 stock options and 938,000 financing warrants outstanding during the year ended December 31, 2013 that were excluded from the computation of earnings (loss) per share because their effects would have been anti-dilutive.

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

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

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $12,347,428 as of December 31, 2014. During the year ended December 31, 2014, the Company recognized a loss of $5,395,876 from continuing operations. The Company used net cash of $291,462 in operating activities of continuing operations. The sale of Cogility and DSTG eliminated the Company’s source of revenue. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; (2) acquiring valuable real estate in exchange for common stock and/or preferred stock; and/or (3) completing private placements of our common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

NOTE 3 – NOTE RECEIVABLE

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

The principal balance outstanding under the Note will bears interest at the rate of 12.5% per annum, compounded monthly. The Company accrued $35,926 in interest under the note for the period ended December 31, 2014. The first payment of accrued interest by the Foundation under the Note shall be made as soon after the Foundation commences operations of its medical marijuana cultivation facility and dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note shall be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. Principal on the Note and related accrued interest will be considered past due if the aforementioned payments are not received by their due dates.

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assessed the collectability of the Note based on the adequacy of the Foundation’s collateral and the Foundation’s capability of repaying the Note according to its terms. The Note is secured by, among other things, certain of the Foundation’s assets, as set out in a Security Agreement dated July 14, 2014. Based on this assessment, the Company has concluded that no allowance for loan losses was required as of December 31, 2014.

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2012, the Company had recorded accrued compensation that included $570,979 in deferred payroll and vacation pay, and payroll taxes payable, $110,777 in employee reimbursements payable, and commissions payable to one current and one former employee in the aggregate amount of $198,967.  Under the terms of the sale of Cogility, all but $100,000 of the accrued compensation was paid on the date of acquisition. The Company determined that the additional accrued compensation of $100,000 was no longer necessary and reversed the accrual at December 31, 2013.

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

On January 30, 2012, an officer advanced the Company $75,000 for short-term working capital needs. The loan was without interest, unsecured and due upon demand. On April 1, 2012, the terms of the loan were renegotiated such that the loan bore interest at 6% per annum, payable quarterly, and was due upon demand. The liability was paid in full during the year ended December 31, 2013.

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

During 2012, the Company borrowed $325,000 from a director of the Company from an entity related to an officer of the Company. All of the related notes payable bear interest at 6% per annum, payable quarterly, and were due upon demand. The notes were paid in full during the year ended December 31, 2013.

On March 31, 2012, a significant shareholder advanced the Company $60,000 for short-term working capital needs.  The loan was without interest, unsecured and due upon demand.  The note payable was paid in full on April 13, 2012.

On June 4, 2012, the Company borrowed an additional $100,000 from an officer of the Company. The related note payable bore interest at 6% per annum, payable quarterly, and was due upon demand. The liability was paid in full during the year ended December 31, 2013.

Index

 ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, the Company borrowed $230,000 from an officer of the Company and from an entity related to an officer of the Company. All of the related notes payable bore interest at 6% per annum, payable quarterly, and were due upon demand. The liability was paid in full during the year ended December 31, 2013.

During 2012, the Company borrowed $140,000 from an entity related to an officer of the Company, from a director of the Company and from an officer of the Company. All of the related notes payable bore interest at 6% per annum, payable quarterly, and were due upon demand. The notes payable were paid in full during the year ended December 31, 2013.

At March 31, 2013, an officer of the Company had advanced the Company a total of $32,500 for short-term working capital needs. The loan was without interest, unsecured and due upon demand. The advance was paid in full during the year ended December 31, 2013. Interest paid to related parties during the year ended December 31, 2013 was $4,126.

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

NOTE 6 – SHAREHOLDERS’ EQUITY

Share-Based Compensation – The Company has granted its chief executive officer and directors the rights to purchase warrants to purchase common stock as compensation for their services. Share-based compensation expense recognized during the years ended December 31, 2014 and 2013 was $5,144,229 and $0, respectively. No income tax benefit was recognized with respect to the share-based compensation. In prior years, the Company has also granted stock options and warrants as compensation to management, to the board of directors, and to a consultant.

On November 28, 2014, our chief executive officer and directors were issued rights to purchase warrants, which do not require shareholder approval, to purchase an aggregate of 1,350,000 shares of common stock of the Company at $0.01 per share and rights to purchase warrants to purchase an aggregate of 1,350,000 shares of common stock at $1.85 per share, which rights to purchase warrants do not require shareholder approval. The $0.01 warrants became exercisable once the Company’s common stock closed at not less than $3.50 per share on at least ten consecutive trading days. This condition was met in December 2014. The $1.85 warrants contained this condition which has been met, but 1,250,000 of the $1.85 warrants also are conditioned upon the acquisition by the Company of at least one of certain real estate properties owned by entities controlled by our director Vincent J. Mesolella. When exercisable, the warrants are exercisable through December 31, 2024. The grant-date fair value of these warrants was $5,144,229, or a weighted-average fair value of $1.91 per share, determined by the Black-Scholes option pricing model using the following weighted-average assumptions: expected future stock volatility of 147%; risk-free interest rate of 1.49%; dividend yield of 0% and an expected term of 5.0 years. The expected future stock volatility was based on the combined volatility of Acquired Sales’ Corp.’s stock and two peer companies’ stock volatilities. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the warrants. The expected term of each warrant was based on the midpoint between the date the warrant vests and the contractual term of the warrant.

On November 28, 2014, our chief executive officer and directors were also issued rights to purchase warrants, which do not require shareholder approval, to purchase 1,350,000 shares of common stock of the Company at the same price per share of Acquired Sales’ stock paid by the investor(s) in the capital raise of at least $15,000,000 by May 31, 2015 to fund the cash portion of the PPV merger consideration (the “Capital Raise Price Per Share”), with the exercise of 1,250,000 of these warrants being conditioned upon the acquisition by the Company of four real estate properties owned by entities controlled by our director Vincent J. Mesolella.

The fair value of the warrants was estimated by a valuation firm, on the date of grant, using a Monte Carlo Simulation model. Using this model, we assumed that the performance conditions would be achieved. If such conditions were not met, no compensation cost would be recognized and any recognized compensation cost would be reversed.

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of the warrants was $1.88 per share, for a total value of $2,536,472, based on the following weighted-average assumptions: an expected future stock volatility of 147%, which was the combined volatility of Acquired Sales’ stock and two peer companies’ stock volatilities; risk-free interest rate of 1.50% and a dividend yield of 0%. The expected term of 5.0 years was determined by the simulation. The risk-free interest rate was based on the US Treasury Constant Maturity Yield over the expected term of the warrants. The Company terminated its letter of intent to acquire PPV on March 11, 2015, and as such terminated its efforts to raise the capital necessary to acquire PPV. Consequently, it is not probable that these warrants will vest, and no compensation expense related to these warrants has been recognized to date.

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2014 and changes during the year then ended:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2013	2,148,774	$2.35
Granted in 2014	4,050,000	$0.93
Outstanding, December 31, 2014	6,198,774	$1.56	8.14	$3,138,875
Exercisable, December 31, 2014	3,598,774	$1.46	6.80	$2,951,375

Notes:
(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. The warrants were outstanding at December 31, 2013 and 2014. At December 31, 2014, the financing warrants had a weighted-average exercise price of $2.32 per share, a weighted-average remaining contractual term of 1.85 years and no aggregate intrinsic value.

Common Stock – On October 17, 2013, the Company entered into a settlement agreement with Matthew Ghourdjian and the Deborah Sue Ghourdjian Separate Property Trust, whereby Mr. Ghourdjian and the Trust sold to the Company 690,796 shares of common stock for $30,000 cash plus an obligation to pay an additional $20,000 in February 2014, or approximately $0.07 per share. Mr. Ghourdjian resigned from the Company as an employee, director and officer. Mr. Ghourdjian and the Trust, and the Company entered into mutual releases of all claims against one another.  The obligation was paid in February 2014.

Also on October 17, 2013, Mr. Roger Greene entered into a settlement agreement with the Company whereby Mr. Greene forfeited his options to purchase 25,000 shares of common stock of the Company at $0.001 per share. In addition, Mr. Greene and the Company signed mutual releases of any and all claims against one another. Mr. Greene resigned as a director of the Company on that date.

NOTE 7 – INCOME TAXES

During the years ended December 31, 2014 and 2013, the Company did not incur any current tax on its continuing operations and there was no deferred tax provision or benefit from continuing operations. At December 31, 2014, the Company has U.S. Federal net operating loss carry forwards of $487,878 that will expire in 2030 through 2034 if not used by those dates.

As of December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2010 through 2014. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2014	2013
Tax expenses (benefit) at statutory rate (34%)	$(1,834,598)	$(114,146)
State tax benefit, net of federal benefit	(178,064)	870,307
Non-deductible expenses	4,074	940
Revision of prior years' deferred tax assets	(86,347)	-
Change in estimated future income tax rates	7,254	-
Change in valuation allowance	2,087,681	127,923
Net Deferred Income Tax Asset	$-	$-

The tax effects of temporary differences and carry forwards that gave rise to the net deferred income tax asset as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Operating loss carry forwards	$181,979	$126,179
Stock-based compensation	2,874,359	870,307
Less: Valuation allowance	(3,056,338)	(996,486)
Net Deferred Income Tax Asset	$-	$-

The deferred tax asset valuation allowance increased by $2,059,852 and decreased by $2,819,473 during the years ended December 31, 2014 and 2013, respectively.

NOTE 8 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As discussed in Note 3, the Company has commitments under agreements with the William Noyes Webster Foundation, Inc.

Medical marijuana on Cape Cod:

AQSP has agreed to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to the William Noyes Webster Foundation, Inc. (the "Foundation") which was found by Parare Partners Inc., (2) the Foundation constructs and brings into operation its planned medical marijuana cultivation facility and dispensary in Massachusetts, (3) AQSP directly or via subsidiaries enters into certain consulting agreements with the Foundation, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows: (i) 5% of the first $1,000,000 of the aggregate principal amount of such loans, (ii) 4% of the second $1,000,000 of the aggregate principal amount of such loans, (iii) 3% of the third $1,000,000 of the aggregate principal amount of such loans, (iv) 2% of the fourth $1,000,000 of the aggregate principal amount of such loans, and (v) 1% of the aggregate principal amount of such loans that are in excess of $4,000,000.

Medical marijuana in California and Oregon:

AQSP has agreed to pay a lump sum finder’s fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to a company found by Parare Partners Inc. (the "Cal/Ore Company") that wants to purchase certain medical marijuana facilities in  California and Oregon (the "Cal/Ore Facilities"), (2) the Cal/Ore Company purchases the Cal/Ore Facilities, (3) AQSP directly or via subsidiaries enters into purchase agreements with the Cal/Ore Company regarding the Cal/Ore Facilities, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows: (i) 5% of the first $1,000,000 of the aggregate principal amount of such loans, (ii) 4% of the second $1,000,000 of the aggregate principal amount of such loans, (iii) 3% of the third $1,000,000 of the aggregate principal amount of such loans, (iv) 2% of the fourth $1,000,000 of the aggregate principal amount of such loans, and (v) 1% of the aggregate principal amount of such loans that are in excess of $4,000,000.

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

Index

ACQUIRED SALES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims. Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. During the twelve months ended December 31, 2014, Cogility collected on an account receivable retained by Acquired Sales that had been deemed uncollectible in the amount of $74,605. The amount is recorded as an adjustment to the gain on sale. Acquired Sales retained a contract to create “legal analytics” software. The carrying value of Cogility’s net liabilities, excluding accounts receivable, was $32,899.

Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility’s liabilities, including liabilities that were secured by Cogility’s assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breach of the Company’s representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013, the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due and paid on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a reduced gain on disposal of discontinued operations relating to the sale of Cogility of $4,726,068.

On September 30, 2013, Acquired Sales sold 100% of the common stock of Defense & Security Technology Group, Inc. (“DSTG”) back to its previous shareholder for $1. The Company recognized a loss on sale of $104,946 during the year ended December 31, 2013.

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

Costs of software, hardware and costs incurred in performing contract services were deferred until the related revenue was recognized. Contract costs included all purchased software and hardware, subcontract and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, equipment, and travel costs as well as depreciation on equipment used in performance of the contractual arrangements.

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