Form 10-Q
period 2015-03-31
ACQUIRED SALES CORP
filed 2015-05-11
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,269,648 shares of common stock, par value $.001 per share, outstanding as of May 11, 2015.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

ACQUIRED SALES CORP.

–INDEX –

INDEX

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

The results for the period ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2014.

ACQUIRED SALES CORP.
INDEX TO CONDENSED FINANCIAL STATEMENTS

Page
Condensed Balance Sheets, March 31, 2015 and December 31, 2014 (Unaudited)	5
Condensed Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	6
Condensed Statements of Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2014 and 2015 (Unaudited)	7
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	8
Notes to the Condensed Financial Statements (Unaudited)	9-12

INDEX

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$373,971	$587,937
Prepaid expenses	7,985	7,985
Total Current Assets	381,956	595,922
Note receivable	602,500	602,500
Interest receivable	55,805	35,926
Total Assets	$1,040,261	$1,234,348
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$48,121	$24,982
Total Liabilities	48,121	24,982
Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,269,648 shares outstanding	2,270	2,270
Additional paid-in capital	13,554,524	13,554,524
Accumulated deficit	(12,564,654)	(12,347,428)
Total Shareholders' Equity	992,140	1,209,366
Total Liabilities and Shareholders' Equity	$1,040,261	$1,234,348

See the accompanying notes to condensed financial statements.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Selling, General and Administrative Expense	$(239,372)	$(75,345)
Interest Income	19,879	-
Other Income	2,267	-
Loss from Continuing Operations	(217,226)	(75,345)
Gain on Disposal of Discontinued Operations	-	7,941
Net Income (Loss)	$(217,226)	$(67,404)

Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.10)	$(0.03)
Discontinued Operations	-	-
Basic and Diluted Earnings (Loss) per Share	$(0.10)	$(0.03)

See the accompanying notes to condensed financial statements.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	2,269,648	$2,270	$8,410,295	$(7,026,157)	$1,386,408
Net loss	-	-	-	(67,404)	(67,404)
Balance, March 31, 2014	2,269,648	$2,270	$8,410,295	$(7,093,561)	$1,319,004

Balance, December 31, 2014	2,269,648	$2,270	$13,554,524	$(12,347,428)	$1,209,366
Net income (loss)	-	-	-	(217,226)	(217,226)
Balance, March 31, 2015	2,269,648	$2,270	$13,554,524	$(12,564,654)	$992,140

See the accompanying notes to condensed financial statements.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(217,226)	$(67,404)
Adjustments to reconcile income (loss) to net cash used in operating activities:
(Income) loss from discontinued operations	-	(7,941)
Changes in operating assets and liabilities:
Accrued interest receivable	(19,879)	-
Accounts payable	23,139	30,001
Net cash used in operating activities of continuing operations	(213,966)	(45,344)
Net cash provided by operating activities of discontinued operations	-	7,941
Net Cash Used in Operating Activities	(213,966)	(37,403)
Cash Flows from Investing Activities
Proceeds from sale of discontinued operations, net of cash sold	-	1,000,000
Net Cash Provided by (Used in) Investing Activities	-	1,000,000
Cash Flow From Financing Activities
Payment of obligation under stock repurchase	-	(20,000)
Net Cash Used in Financing Activities of Continuing Operations	-	(20,000)
Net Increase (Decrease) in Cash	(213,966)	942,597
Cash and Cash Equivalents at Beginning of Period	587,937	427,294
Cash and Cash Equivalents at End of Period	$373,971	$1,369,891

See the accompanying notes to condensed financial statements.

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – On February 13, 2012, Acquired Sales Corp ("Acquired Sales", "AQSP" or the "Company") purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). On September 30, 2013, Acquired Sales sold 100% of the capital stock of DSTG to Minh Le, the previous owner of DSTG prior to its acquisition. DSTG’s results of operations have been included in the Company's operations through September 30, 2013 and have been reclassified as discontinued operations.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility Software Corporation (“Cogility”) to Drumright. Cogility’s results of operations have been reclassified as discontinued operations.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2015. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and operations of Acquired Sales for all periods presented. Intercompany accounts and transactions have been eliminated on consolidation.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014.

	For the Three Months
	Ended
	March 31,
	2015	2014
Loss from Continuing Operations	$(217,226)	$(75,345)
Income from Discontinued Operations	-	7,941
Net Income (Loss)	$(217,226)	$(67,404)
Weighted -Average Shares Outstanding	2,269,648	2,269,648
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.10)	$(0.03)
Discontinued Operations	-	-
Basic and Diluted Earnings (Loss) per Share	$(0.10)	$(0.03)

There were 6,198,774 stock options and warrants and 938,000 financing warrants outstanding during the three months ended March 31, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three months ended March 31, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

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

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $12,564,654 as of March 31, 2015. During the three months ended March 31, 2015, the Company recognized a loss of $217,226 from continuing operations. The Company used net cash of $213,966 in operating activities of continuing operations. The sale of Cogility and DSTG eliminated the Company’s source of revenue. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Promissory Note - On July 14, 2014, the Foundation signed and delivered to AQSP a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000. The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and AQSP may mutually agree upon. The Foundation and AQSP mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, AQSP paid $2,500 owed by the Foundation to one of its consultants, and AQSP advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which could total $897,500, had not yet been mutually agreed upon between the Foundation and AQSP as of the date of the Note.

The principal balance outstanding under the Note bears interest at the rate of 12.5% per annum, compounded monthly. The Company accrued $55,805 in interest under the note for the period ended March 31, 2015. The first payment of accrued interest by the Foundation under the Note shall be made as soon after the Foundation commences operations of its medical marijuana cultivation facility and dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note shall be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. Principal on the Note and related accrued interest will be considered past due if the aforementioned payments are not received by their due dates.

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

The Company assessed the collectability of the Note based on the adequacy of the Foundation’s collateral and the Foundation’s capability of repaying the Note according to its terms. The Note is secured by, among other things, certain of the Foundation’s assets, as set out in a Security Agreement dated July 14, 2014 (the “Security Agreement”). Based on this assessment, the Company has concluded that no allowance for loan losses was required as of March 31, 2015.

NOTE 4 – NOTES PAYABLE

Notes Payable to Related Parties – On July 14, 2014, AQSP borrowed $300,000 from the Roberti Jacobs Family Trust (the "Trust"). The Trust is an affiliate of Gerard M. Jacobs, AQSP's chief executive officer.  The loan was repaid in full on August 5, 2014.

NOTE 5 – SHAREHOLDERS’ EQUITY

Share-Based Compensation – The following is a summary of share-based compensation, stock option and warrant activity as of March 31, 2015 and changes during the year then ended:

		Weighted-Average	Weighted-Average Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2014	6,198,774	$1.56
Granted in Q1 2015	-	$-
Outstanding, March 31, 2015	6,198,774	$1.56	7.90	$6,379,269
Exercisable, March 31, 2015	3,598,774	$1.46	6.55	$5,266,769

Note:
(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. The warrants were outstanding at March 31, 2015. At March 31, 2015, the financing warrants had a weighted-average exercise price of $2.32 per share, a weighted-average remaining contractual term of 1.85 years and an aggregate intrinsic value of $525,400.

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

NOTE 6 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As discussed in Note 3, the Company has commitments under agreements with the William Noyes Webster Foundation, Inc.

Medical marijuana on Cape Cod:

AQSP has agreed to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to the William Noyes Webster Foundation, Inc. (the "Foundation") which was found by Parare

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

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

As of March 31, 2015, no finder’s fees are due to Parare Partners, Inc.

Financial Consulting Agreement:

In January 2015, AQSP retained Aspen Equity Partners, LLL (“Aspen”) as  AQSP’s financial advisor, and AQSP paid Aspen a nonrefundable retainer of $50,000 in connection therewith. As AQSP’s financial advisor, Aspen may assist AQSP in the placement of equity, equity-linked securities or debt securities of the Company.  If AQSP completes  an equity financing covered by its agreement with Aspen, then Aspen shall receive a fee from AQSP of between three and one half percent (3.5%) to seven percent (7%) of the amount of such equity financing.  If AQSP completes a debt financing covered by its agreement with Aspen, then Aspen shall receive a fee of between one half percent (0.5%) to one percent (1%) of the amount of such debt financing. In addition, if AQSP completes an equity financing or a debt financing covered by its agreement with Aspen, then Aspen shall receive an additional transaction fee consisting of warrants to purchase the Company’s common stock so that, after giving effect to such financing, Aspen shall hold warrants equal to five percent (5%) of the equity financing or three percent (3%) of the debt financing. The period of time during which Aspen is obligated to provide financial advisory services to AQSP ends on May 31, 2015.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q.

AQSP has made additional loans of $71,950 to the Foundation subsequent to the quarter-end date. Following such additional loans, the principal of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, is now $674,450.

INDEX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquires Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $12,564,654 as of March 31, 2015.  In addition, the Company suffered losses from continuing operations during the three months ended March 31, 2015 and 2014 and used cash in its operating activities from continuing operations during the three months ended March 31, 2015 and 2014. Additionally, as discussed in Note 2, the Company sold 100% of the capital stock of its subsidiaries, Cogility Software Corporation and Defense & Security Technology Group, Inc., which were its primary source of revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included for Acquired Sales Corp.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the SEC on March 31, 2015. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our annual report on Form 10-K filed with the SEC on March 31, 2015, that can be read at www.sec.gov.

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

INDEX

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

Liquidity and Capital Resources

The following table summarizes the Company’s cash and cash equivalents, working capital deficit and long-term liabilities as of March 31, 2015 and December 31, 2014, as well as cash flows for the three months ended March 31, 2015 and 2014.

	March 31, 2015	December 31, 2014
Current Assets	$381,956	$595,922
Current Liabilities	48,121	24,982
Working Capital	333,835	570,940

	For the Three Months Ended
	March 31,
	2015	2014
Net cash used in operating activities of continuing operations	$(213,966)	$(45,344)
Net cash provided by operating activities of discontinued operations	-	7,941
Net cash provided by (used in) investing activities of continuing operations	-	1,000,000
Net cash used in financing activities of continuing operations	-	(20,000)

Comparison of March 31, 2015 to March 31, 2014

At March 31, 2015, the Company had cash and cash equivalents of $373,971; this cash was derived from the sale of the Company’s subsidiaries. At March 31, 2014, the Company had cash and cash equivalents of $1,369,891. At March 31, 2015, the Company also had prepaid expenses of $7,985, note receivable of $602,500, and interest receivable (from the note receivable) of $55,805. In comparison, at March 31, 2014, the Company had no prepaid expenses, no note receivable, and no interest receivable. Total current assets at March 31, 2015 of $381,956 are adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions. Current liabilities at March 31, 2015 consisted entirely of accounts payable of $48,121; accounts payable consists mainly of liabilities for professional fees. This is compared to current liabilities at March 31, 2014 of $50,887, which consisted entirely of accounts payable.

INDEX

Comparison of the three months ended March 31, 2015 to March 31, 2014

During the three months ended March 31, 2015, the Company incurred selling, general and administrative expenses of $239,372. Selling, general and administrative expenses primarily consisted of professional fees, contract labor costs, and reimbursement for expenses incurred by the Company’s chief executive officer and outside consultants. The Company earned interest income of $19,879 and other income of $2,267, resulting in a loss from continuing operations of $217,226.

During the three months ended March 31, 2014, the Company incurred selling, general and administrative expenses of $75,345, mainly due to legal and professional fees and reimbursement for expenses incurred by the Company’s chief executive officer. Income from discontinued operations in the amount $7,941 represented royalty payments from DSTG with respect to certain legacy contracts in progress.

The Company currently has no revenue-generating subsidiaries and is actively negotiating potential transactions to supply real estate, capital and consulting expertise to not-for-profit entities that are licensed to grow and dispense medical marijuana in certain states, and certain other transactions in the medical marijuana industry. No assurances or guarantees whatsoever can be made as to whether any of such acquisitions will be successfully consummated, nor on what terms.

The Company used net cash in operating activities of continuing operations of $213,966 for the three months ended March 31, 2015 primarily due to legal and professional fees and reimbursement for expenses incurred by the Company’s chief executive officer and outside consultants. In comparison, the Company used net cash in operating activities of continuing operations of $45,344 for the three months ended March 31, 2014 primarily due to legal and professional fees and reimbursement for expenses incurred by the Company’s chief executive officer.

During the three months ended March 31, 2014, the Company had net cash provided by investing activities from continuing operations of $1,000,000 primarily due to the final payment received from the sale of Cogility.

During the three months ended March 31, 2014, the Company used $20,000 of cash from continuing operations in its financing activities in payment of an obligation under a stock repurchase agreement.

During the three months ended March 31, 2015, cash decreased by $213,966, leaving the Company with $373,971 in unrestricted cash at March 31, 2015. In comparison, during the three months ended March 31, 2014, cash increased by $942,597, leaving the Company with $1,369,891 in unrestricted cash at March 31, 2014.

The Company incurred a loss from continuing operations of $217,226 for the three months ended March 31, 2015 primarily due to selling, general and administrative expenses. In comparison, the Company incurred a loss from continuing operations of $75,345 for the three months ended March 31, 2014 primarily due to selling, general and administrative expenses.

The Company realized a $7,941 gain on disposal of discontinued operations during the three months ended March 31, 2014 due to the gain on the sale of its subsidiary Cogility Software Corporation.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,148,774 stock options and 4,988,000 warrants outstanding during the three months ended March 31, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three months ended March 31, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

INDEX

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

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

INDEX

The Company has not paid any fees under this Agreement.  All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the foundation; therefore, a liability has not been recorded for the finder's fee at March 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2014, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at March 31, 2015. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

PART II – OTHER INFORMATION
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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws
Form 8-K	August 2, 2007
5.01	Shareholder Agreement
Form 10-Q	May 18, 2009
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008
Form 10-K	August 20, 2010
10.7	$4,000 Promissory Note – April 19, 2010

INDEX

Form 8-K	November 5, 2010
10.1	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release
Form 10-K	December 17, 2010
10.8	$20,000 Promissory Note – October 12, 2010
Form 10-Q	June 30, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement
Schedule DEF 14-C	August 9, 2011
Information
Statement
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center – Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)
Form 8-K	October 4, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program Budget & Asset Management Tool Proof of Concept Pilot, dated July 15, 2011
10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.: 0060, dated August 24, 2011
10.21	$4,000 Promissory Note – September 13, 2011
14.1	[Proposed] Code of Business Conduct and Ethics
Form 10-Q	May 21, 2012
10.22
Agreement dated as of October 17, 2011, by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Daniel F. Terry, Jr., Roberti Jacobs Family Trust, Acquired Sales
Corp., Vincent J. Mesolella, and Minh Le

Form 10-Q	November 13 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012

INDEX
Form 8-K	January 16, 2013
10.25 99.1	Stock Purchase Agreement dated January 11, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC. Press Release
Form 8-K 10.26	February 12, 2013 Amendment No. 1 Stock Purchase Agreement
Form 8-K	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement
Form 8-K 99.1	September 4, 2013 Letter – Change of certifying accountant due to acquisition of accountant
Form 8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013
Form 8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.
Form 8-K 10.32 99.1	December 2, 2014 Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc. Press Release
This 10-Q
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

INDEX

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

Dated: May 11, 2015
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer