Form 10-Q
period 2015-06-30
ACQUIRED SALES CORP
filed 2015-08-12
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,269,648 shares of common stock, par value $.001 per share, outstanding as of August 12, 2015.

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

The results for the period ended June 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2014.

INDEX

ACQUIRED SALES CORP.
INDEX TO CONDENSED FINANCIAL STATEMENTS

Page
Condensed Balance Sheets, June 30, 2015 and December 31, 2014 (Unaudited)	6
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	7
Condensed Statements of Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2014 and 2015 (Unaudited)	8
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited)	9
Notes to the Condensed Financial Statements (Unaudited)	10-14

INDEX

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$216,694	$587,937
Prepaid expenses	-	7,985
Total Current Assets	216,694	595,922
Note receivable	697,450	602,500
Interest receivable	79,701	35,926
Total Assets	$993,845	$1,234,348
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$51,675	$24,982
Total Liabilities	51,675	24,982
Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,269,648 shares outstanding	2,270	2,270
Additional paid-in capital	13,554,524	13,554,524
Accumulated deficit	(12,614,624)	(12,347,428)
Total Shareholders' Equity	942,170	1,209,366
Total Liabilities and Shareholders' Equity	$993,845	$1,234,348

See the accompanying notes to condensed financial statements.

INDEX
ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2015	2014	2015	2014
Selling, General and Administrative Expense	$(73,868)	$(72,233)	$(313,239)	$(147,579)
Interest Income	23,897	-	43,776	-
Other Income	-	8,321	2,267	16,263
Loss from Continuing Operations	(49,971)	(63,912)	(267,196)	(131,316)
Net Income (Loss)	$(49,971)	$(63,912)	$(267,196)	$(131,316)

Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.02)	$(0.03)	$(0.12)	$(0.06)
Net Income ( Loss)	$(0.02)	$(0.03)	$(0.12)	$(0.06)

See the accompanying notes to condensed financial statements.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2015
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	2,269,648	$2,270	$8,410,295	$(7,026,157)	$1,386,408
Net income (loss)	-	-	-	(131,316)	(131,316)
Balance, June 30, 2014	2,269,648	$2,270	$8,410,295	$(7,157,473)	$1,255,092

Balance, December 31, 2014	2,269,648	$2,270	$13,554,524	$(12,347,428)	$1,209,366
Net income (loss)	-	-	-	(267,196)	(267,196)
Balance, June 30, 2015	2,269,648	$2,270	$13,554,524	$(12,614,624)	$942,170

See the accompanying notes to condensed financial statements.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(267,196)	$(131,316)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	7,985	-
Accrued interest receivable	(43,775)	-
Accounts payable	26,693	5,000
Net cash used in operating activities of continuing operations	(276,293)	(126,316)
Net Cash Used in Operating Activities	(276,293)	(126,316)
Cash Flows from Investing Activities
Proceeds from sale of discontinued operations, net of cash sold	-	1,000,000
Note receivable	(94,950)	-
Net Cash Provided by (Used in) Investing Activities	(94,950)	1,000,000
Cash Flow from Financing Activities
Payment of obligation under stock repurchase	-	(20,000)
Net Cash Used in Financing Activities of Continuing Operations	-	(20,000)
Net Increase (Decrease) in Cash	(371,243)	853,684
Cash and Cash Equivalents at Beginning of Period	587,937	427,294
Cash and Cash Equivalents at End of Period	$216,694	$1,280,978

See the accompanying notes to condensed financial statements.

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – On February 13, 2012, Acquired Sales Corp (“Acquired Sales,” “AQSP,” or the “Company”) purchased 100% of the equity interests of Defense & Security Technology Group, Inc. (“DSTG”). On September 30, 2013, Acquired Sales sold 100% of the capital stock of DSTG to Minh Le, the previous owner of DSTG prior to its acquisition. DSTG’s results of operations have been included in the Company's operations through September 30, 2013 and have been reclassified as discontinued operations.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC (“Drumright”) that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility Software Corporation (“Cogility”) to Drumright. Cogility’s results of operations have been reclassified as discontinued operations.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2015. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014.

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2015	2014	2015	2014
Loss from Continuing Operations	$(49,971)	$(63,912)	$(267,196)	$(131,316)
Net Income (Loss)	$(49,971)	$(63,912)	$(267,196)	$(131,316)
Weighted -Average Shares Outstanding	2,269,648	2,269,648	2,269,648	2,269,648
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.02)	$(0.03)	$(0.12)	$(0.06)
Basic and Diluted Earnings (Loss) per Share	$(0.02)	$(0.03)	$(0.12)	$(0.06)

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

There were 6,198,774 employee stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. The effective date will be the first quarter of fiscal year 2016. The Company has not determined the potential effects on the financial statements.

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $12,614,624 as of June 30, 2015. During the six months ended June 30, 2015, the Company recognized a loss from continuing operations of $267,196. The Company used net cash of $276,293 in operating activities of continuing operations. The sale of Cogility and DSTG eliminated the Company’s source of revenue. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – NOTE RECEIVABLE

The William Noyes Webster Foundation, Inc. (the "Foundation"), a non-profit Massachusetts corporation, has received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility in Plymouth, Massachusetts (the “Plymouth Cultivation Facility”), and a medical marijuana dispensary in Dennis, Massachusetts (the “Dennis Dispensary”). Jane W. Heatley ("Heatley") is the founder and a member of the board of directors of the Foundation.

Teaming Agreement - On July 8, 2014, Acquired Sales Corp. ("AQSP") and Heatley agreed to use their respective best efforts, working exclusively together as a team, and not as a partnership or other entity, in order to consummate transactions, agreements, contracts and other arrangements pursuant to which AQSP will provide capital and expertise to the Foundation.

Promissory Note - On July 14, 2014, the Foundation signed and delivered to AQSP a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000, and is secured by a Security Agreement of even date therewith (the “Security Agreement”). The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and AQSP may mutually agree upon. The Foundation and AQSP mutually agreed that the first installment of this loan would be

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

$602,500. Pursuant to instructions from the Foundation, on July 14, 2014, AQSP paid $2,500 owed by the Foundation to one of its consultants, and AQSP advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which could total $897,500, had not yet been mutually agreed upon between the Foundation and AQSP as of the date of the Note.

During the six month period ended June 30, 2015, AQSP has loaned an additional $94,950 to the Foundation, evidenced by the Note and secured by the Security Agreement. AQSP has made additional loans of $40,400 to the Foundation subsequent to the quarter-end date. Following such additional loans, the principal of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, is now $737,850.

The principal balance outstanding under the Note bears interest at the rate of 12.5% per annum, compounded monthly. The Company accrued $79,701 in interest under the note for the six month period ended June 30, 2015. The first payment of accrued interest by the Foundation under the Note shall be made as soon after the Foundation commences operations of the Plymouth Cultivation Facility and the Dennis Dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note shall be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. Principal on the Note and related accrued interest will be considered past due if the aforementioned payments are not received by their due dates.

The Company assessed the collectability of the Note based on the adequacy of the Foundation’s collateral and the Foundation’s capability of repaying the Note according to its terms. Based on this assessment, the Company has concluded that no allowance for loan losses was required as of June 30, 2015.

NOTE 4 – NOTES PAYABLE

Notes Payable to Related Parties – On July 14, 2014, AQSP borrowed $300,000 from the Roberti Jacobs Family Trust (the "Trust"). The Trust is an affiliate of Gerard M. Jacobs, AQSP's chief executive officer. The loan was repaid in full on August 5, 2014.

NOTE 5 – SHAREHOLDERS’ EQUITY

Share-Based Compensation – The following is a summary of share-based compensation, stock option and warrant activity as of June 30, 2015 and changes during the year then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2014	6,198,774	$1.56
Outstanding, June 30, 2015	6,198,774	$1.56	7.65	$2,611,875
Exercisable, June 30, 2015	3,598,774	$1.46	6.30	$2,611,875

Note:
(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. The warrants were outstanding at June 30, 2015. At June 30, 2015, the financing warrants had a weighted-average exercise price of $2.32 per share, a weighted-average remaining contractual term of 1.86 years and an aggregate intrinsic value of $0.

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

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 6 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Medical marijuana in Massachusetts:

As discussed in Note 3, the Company has agreements with Heatley and the William Noyes Webster Foundation, Inc. (the “Foundation”).

AQSP has agreed to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to the William Noyes Webster Foundation, Inc. (the "Foundation") which was found by Parare Partners Inc., (2) the Foundation constructs and brings into operation its planned medical marijuana cultivation facility in Plymouth, Massachusetts (the “Plymouth Cultivation Facility”) and medical marijuana dispensary in Dennis, Massachusetts (the “Dennis Dispensary”), (3) AQSP directly or via subsidiaries enters into certain consulting agreements with the Foundation, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows: (i) 5% of the first $1,000,000 of the aggregate principal amount of such loans, (ii) 4% of the second $1,000,000 of the aggregate principal amount of such loans, (iii) 3% of the third $1,000,000 of the aggregate principal amount of such loans, (iv) 2% of the fourth $1,000,000 of the aggregate principal amount of such loans, and (v) 1% of the aggregate principal amount of such loans that are in excess of $4,000,000. As of June 30, 2015, no finder’s fees are due to Parare Partners, Inc.

During the six month period ended June 30, 2015, MVJ Realty, LLC, an affiliate of AQSP director Vincent J. Mesolella (“MVJ Realty”), loaned a total of $23,000 to the Foundation, which $23,000 was used as follows: (a) $9,500 was used by the Foundation to pay the rent of the Plymouth Cultivation Facility for the month of May, 2015; (b) $6,900 was used by the Foundation to pay the rent of the Dennis Dispensary for the months of April and May, 2015; (c) $3,600 was used by the Foundation to pay for the general liability insurance policy covering the Plymouth Cultivation Facility and the Dennis Dispensary; and (d) $3,000 was used by the Foundation to pay the application fees for two applications (the “Two New Applications”) by the Foundation to the Commonwealth of Massachusetts for licenses (the “Two New Licenses”) to operate two new medical marijuana dispensaries in Massachusetts (the “Two New Dispensaries”). In making these $23,000 loans to the Foundation, MVJ Realty viewed itself as acting as an agent for AQSP, and expected to eventually be reimbursed for the $23,000 by AQSP subject to the execution and delivery by the Foundation to AQSP of loan documents evidencing that the principal amount of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, had been increased by $23,000. The execution and delivery of such loan documents occurred on July 15, 2015.

In the Two New Applications, the Foundation included background information in regard to each director and officer of AQSP. If the Two New Licenses are awarded to the Foundation, then the Foundation may seek to obtain financing for the Two New Dispensaries from MVJ Realty/AQSP. While the Foundation and MVJ Realty/AQSP have not yet entered into any agreements in regard to such potential financing, AQSP anticipates that if such agreements were to be entered into, that the terms and conditions of such potential financing likely would generally mimic the terms and conditions of whatever financing package might be mutually approved by the Foundation and AQSP subject to approval by the Massachusetts Department of Public Health (the “DPH”) for the financing by AQSP and/or its affiliates of the Foundation’s Plymouth Cultivation Facility and Dennis Dispensary (the “Plymouth/Dennis Financing Package”).

At the present time, AQSP anticipates that the Plymouth/Dennis Financing Package, if and when it is mutually approved by the Foundation and AQSP and approved by the DPH, will contemplate the following, among other things: (a) AQSP, or an affiliate of AQSP, would purchase certain real property (the “Plymouth Property”), including an existing building (the “Plymouth Building”), located in Plymouth, Massachusetts. The Plymouth Property is currently leased to the Foundation for use as the Plymouth Cultivation Facility, and such lease contains an option to purchase the Plymouth Property for $2,000,000 (the “Option to Purchase”). The Foundation has assigned the Option to Purchase to AQSP; (b) Following the exercise of the Option to Purchase, AQSP, or an affiliate of AQSP, would hire a contractor to construct the Plymouth Cultivation Facility in the Plymouth Building, and would enter into a long-term, so-called “net-net-net” lease of the Plymouth Cultivation Facility and the Building with the Foundation as the lessee (the “Lease”), and in addition AQSP would provide facility management services to the Foundation under the Lease; and (c) AQSP, or an affiliate of AQSP, would loan approximately $4 million to the Foundation (the “$4 Million Loan”); provided, however, that the entire Plymouth/Dennis Financing Package, including a Memorandum of Agreement, the

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

Lease, and the $4 Million Loan, would all be subject to a contingency that AQSP, or an affiliate of AQSP, would successfully raise approximately $13.5 million in capital on terms and conditions acceptable to the board of directors of AQSP in its discretion. No assurances whatsoever can be made that the Plymouth/Dennis Financing Package will be consummated on any particular terms, if at all.

Acquisition of Real Estate

As discussed in AQSP’s prior public filings, AQSP and one of its directors, Vincent J. Mesolella, have agreed to negotiate in good faith regarding the possibility of AQSP acquiring certain parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, an independent contractor to AQSP, one of which parcels is also partly owned by an affiliate of AQSP’s chief executive officer, Gerard M. Jacobs (collectively, the “Mesolella/Jacobs Properties”).

The independent members of the board of directors of AQSP, Joshua A. Bloom, Michael D. McCaffrey and Richard E. Morrissy, met separately and decided to cause AQSP to retain an MAI appraiser in Rhode Island to appraise the Mesolella/Jacobs Properties and one other parcel of real estate in Rhode Island that is owned by an unrelated third party (the “Unrelated Parcel”) who expressed a potential interest in AQSP acquiring the Unrelated Parcel.

The appraiser prepared and delivered appraisals of the Mesolella/Jacobs Properties to the Company and to Vincent J. and Derek V. Mesolella for their review. This review resulted in certain of the appraisals being modified. The modified appraisals have now been analyzed by the Company and by Vincent J. and Derek V. Mesolella, and after discussion, the parties have been unable to date to agree upon mutually acceptable valuations of any of the Mesolella/Jacobs Properties. Consequently, the independent directors have met and have recommended to the full board of directors of AQSP that all pending purchase and sale offers on the Mesolella/Jacobs Properties be withdrawn.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q.

AQSP has made additional loans of $40,400 to the Foundation subsequent to the quarter-end date. Following such additional loans, the principal of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, is now $737,850.

On July 20, 2015, the Board of Directors of AQSP agreed and acknowledged that all of the rights to purchase warrants, granted to members of the board of directors of AQSP, whose exercise price was based on the planned capital raise to fund the proposed acquisition of PPV, Inc. are now terminated. As a result of this termination, rights to purchase warrants, granted to members of the board of directors of AQSP, exercisable into 1,350,000 shares of AQSP have been terminated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquires Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $12,614,624 as of June 30, 2015.  In addition, the Company suffered losses from continuing operations during the six months ended June 30, 2015 and 2014 and used cash in its operating activities from continuing operations during the six months ended June 30, 2015 and 2014. Additionally, as discussed in Note 2, the Company sold 100% of the capital stock of its subsidiaries, Cogility Software Corporation and Defense & Security Technology Group, Inc., which were its primary source of revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included for Acquired Sales Corp.

INDEX

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

INDEX

enforcement agencies, and community groups. The Company cannot provide any assurances whatsoever in regard to the future potential negative impacts of such intensified scrutiny and oversight.

If for any reason the Company does not enter into the marijuana industry, then the Company will continue to seek acquisitions and/or transactions in various industries including but not limited to the real estate industry or other industries.

Liquidity and Capital Resources

The following table summarizes the Company’s current assets, current liabilities, and working capital as of June 30, 2015 and December 31, 2014, as well as cash flows for the six months ended June 30, 2015 and 2014.

	June 30, 2015	December 31, 2014
Current Assets	$216,694	$595,922
Current Liabilities	51,675	24,982
Working Capital	165,019	570,940

	For the Six Months Ended
	June 30,
	2015	2014
Net cash used in operating activities of continuing operations	$(276,293)	$(126,316)
Net cash provided by (used in) investing activities	(94,950)	1,000,000
Net cash used in financing activities of continuing operations	-	(20,000)

Comparison of June 30, 2015 to June 30, 2014

At June 30, 2015, the Company had cash and cash equivalents of $216,694; this cash was derived from the sale of the Company’s subsidiaries. At June 30, 2014, the Company had cash and cash equivalents of $1,280,978. At June 30, 2015, the Company also had a note receivable of $697,450, and interest receivable (from the note receivable) of $79,701. In comparison, at June 30, 2014, the Company had no note receivable and no interest receivable. Total current assets at June 30, 2015 of $216,694 are adequate to fund current operations and fulfill corporate obligations, but not enough to fund growth and potential acquisitions. Current liabilities at June 30, 2015 consisted entirely of trade accounts payable of $51,675; accounts payable consisted mainly of liabilities for professional fees. This is compared to current liabilities at June 30, 2014 of $25,886, which consisted entirely of accounts payable.

Comparison of the three and six months ended June 30, 2015 to June 30, 2014

During the three and six months ended June 30, 2015, the Company incurred selling, general and administrative expenses of $73,868 and $313,239, respectively. Selling, general and administrative expenses primarily consisted of professional fees, independent contractor fees, and reimbursement for expenses incurred by the Company’s chief executive officer and independent contractors. During the three months ended June 30, 2015, the Company earned interest income of $23,897, resulting in a loss from continuing operations of $49,971. During the six months ended June 30, 2015, the Company earned interest income of $43,776 and other income of $2,267, resulting in a loss from continuing operations of $267,196.

During the three and six months ended June 30, 2014, the Company incurred selling, general and administrative expenses of $72,233 and $147,579. Selling, general and administrative expenses primarily consisted of professional fees, including administration, finance, legal personnel, and reimbursement for expenses incurred by the Company’s chief executive officer. The increase in general and administrative expenses primarily related to an increase in professional fees.

The Company currently has no revenue-generating subsidiaries but is actively negotiating potential transactions to supply real estate, capital and facilities management expertise to not-for-profit entities that are licensed to grow and dispense medical marijuana. The Company is also in active discussions regarding certain other business opportunities. No assurances or guarantees whatsoever can be made as to whether any of such transactions will be successfully consummated, nor on what terms.

During the six months ended June 30, 2015, net cash used in operating activities of continuing operations totaled $276,293. This cash was primarily used for professional fees and for reimbursing expenses incurred by the Company’s chief executive officer and independent contractors. In comparison, during the six months ended June 30, 2014, the Company used net cash in operating activities of continuing operations of $126,316. This cash was used primarily to pay for professional fees and for reimbursing expenses incurred by the Company’s chief executive officer.

INDEX

During the six months ended June 30, 2014, the Company had net cash provided by investing activities of $1,000,000 primarily due to the final payment received from the sale of Cogility.

During the six months ended June 30, 2014, $20,000 net cash was used by the Company in financing activities in payment of an obligation under a stock repurchase agreement.

During the six months ended June 30, 2015, cash decreased by $371,243, leaving the Company with $216,694 in unrestricted cash at June 30, 2015. In comparison, during the six months ended June 30, 2014, cash increased by $853,684, leaving the Company with $1,280,978 in unrestricted cash at June 30, 2014.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 6,198,774 stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

In September 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition.  The effective date will be the first quarter of fiscal year 2016. The Company has not determined the potential effects on the financial statements.

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

INDEX

Contractual Cash Obligations and Commercial Commitments

The William Noyes Webster Foundation, Inc. (the "Foundation"), a non-profit Massachusetts corporation, has received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility in Plymouth, Massachusetts, and a medical marijuana dispensary in Dennis, Massachusetts. Jane W. Heatley ("Heatley") is the founder and a member of the board of directors of the Foundation.

Teaming Agreement – AQSP believes it is highly likely that the board of directors of the Foundation will only approve contracts that have been negotiated and approved by Heatley. Consequently, on July 8, 2014, Acquired Sales Corp. ("AQSP") entered into a Teaming Agreement (the "Teaming Agreement") with Heatley, in which, among other things: (1) AQSP and Heatley agreed to use their respective best efforts, working exclusively together as a team, and not as a partnership or other entity, in order to consummate transactions, agreements, contracts or other arrangements pursuant to which AQSP will provide capital and expertise to the Foundation; and (2) Heatley agreed that Heatley shall not, and shall not permit the Foundation to, discuss or negotiate for debt or equity financing, or consulting services or other expertise, from any third party. AQSP has claimed that Heatley has violated the Teaming Agreement by discussing and negotiating for debt or equity financing, or consulting services or other expertise, from at least one third party. Heatley has claimed that AQSP violated the Teaming Agreement because Heatley believes that AQSP has failed to lend funds to the Foundation in accordance with the Teaming Agreement. AQSP believes that Heatley's claim is baseless. No assurances whatsoever can be made that Heatley will comply with the terms of the Teaming Agreement, nor that AQSP will be able to adequately enforce the terms of the Teaming Agreement if it is ever the subject of litigation.

Promissory Note – On July 14, 2014, the Foundation signed and delivered to AQSP a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000, and is secured by a Security Agreement of even date therewith (the “Security Agreement”). The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and AQSP may mutually agree upon. The Foundation and AQSP mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, AQSP paid $2,500 owed by the Foundation to one of its consultants, and AQSP advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which could total $897,500, had not yet been mutually agreed upon between the Foundation and AQSP as of the date of the Note.

During the six month period ended June 30, 2015, AQSP has loaned an additional $94,950 to the Foundation, evidenced by the Note and secured by the Security Agreement. AQSP has made additional loans of $40,400 to the Foundation subsequent to the quarter-end date. Following such additional loans, the principal of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, is now $737,850.

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

Cultivation and dispensary of Medical Marijuana in Massachusetts – On July 20, 2014, AQSP entered into an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to the William Noyes Webster Foundation, Inc. (the "Foundation") which was found by Parare Partners Inc., (2) the Foundation constructs and brings into operation its planned medical marijuana cultivation facility in Plymouth, Massachusetts and a medical marijuana dispensary in Dennis, Massachusetts, (3) AQSP directly or via subsidiaries enters into certain consulting agreements with the Foundation, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows:

5% of the first $1,000,000 of the aggregate principal amount of such loans
4% of the second $1,000,000 of the aggregate principal amount of such loans
3% of the third $1,000,000 of the aggregate principal amount of such loans
2% of the fourth $1,000,000 of the aggregate principal amount of such loans
1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this Agreement.  All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the foundation; therefore, a liability has not been recorded for the finder's fee at June 30, 2015.

During the six month period ended June 30, 2015, MVJ Realty, LLC, an affiliate of AQSP director Vincent J. Mesolella (“MVJ Realty”), loaned a total of $23,000 to the Foundation, which $23,000 was used as follows: (a) $9,500 was used by the Foundation to pay the rent of the Plymouth Cultivation Facility for the month of May, 2015; (b) $6,900 was used by the Foundation to pay the rent of the Dennis Dispensary for the months of April and May, 2015; (c) $3,600 was used by the Foundation to pay for the general liability insurance policy covering the Plymouth Cultivation Facility and the Dennis Dispensary; and (d) $3,000 was used by the Foundation to pay the application fees for two applications (the “Two New Applications”) by the Foundation to the Commonwealth of Massachusetts for licenses (the “Two New Licenses”) to operate two new medical marijuana dispensaries in Massachusetts (the “Two New Dispensaries”). In making these $23,000 loans to the Foundation, MVJ Realty viewed itself as acting as an agent for AQSP, and expected to eventually be reimbursed for the $23,000 by AQSP subject to the execution and delivery by the Foundation to AQSP of loan documents evidencing that the principal amount of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, had been increased by $23,000. The execution and delivery of such loan documents occurred on July 15, 2015.

INDEX

In the Two New Applications, the Foundation included background information in regard to each director and officer of AQSP. If the Two New Licenses are awarded to the Foundation, then the Foundation may seek to obtain financing for the Two New Dispensaries from MVJ Realty/AQSP. While the Foundation and MVJ Realty/AQSP have not yet entered into any agreements in regard to such potential financing, AQSP anticipates that if such agreements were to be entered into, that the terms and conditions of such potential financing likely would generally mimic the terms and conditions of whatever financing package might be mutually approved by the Foundation and AQSP subject to approval by the Massachusetts Department of Public Health (the “DPH”) for the financing by AQSP and/or its affiliates of the Foundation’s Plymouth Cultivation Facility and Dennis Dispensary (the “Plymouth/Dennis Financing Package”).

At the present time, AQSP anticipates that the Plymouth/Dennis Financing Package, if and when it is mutually approved by the Foundation and AQSP and approved by the DPH, will contemplate the following, among other things: (a) AQSP, or an affiliate of AQSP, would purchase certain real property (the “Plymouth Property”), including an existing building (the “Plymouth Building”), located in Plymouth, Massachusetts. The Plymouth Property is currently leased to the Foundation for use as the Plymouth Cultivation Facility, and such lease contains an option to purchase the Plymouth Property for $2,000,000 (the “Option to Purchase”). The Foundation has assigned the Option to Purchase to AQSP; (b) Following the exercise of the Option to Purchase, AQSP, or an affiliate of AQSP, would hire a contractor to construct the Plymouth Cultivation Facility in the Plymouth Building, and would enter into a long-term, so-called “net-net-net” lease of the Plymouth Cultivation Facility and the Building with the Foundation as the lessee (the “Lease”), and in addition AQSP would provide facility management services to the Foundation under the Lease; and (c) AQSP, or an affiliate of AQSP, would loan approximately $4 million to the Foundation (the “$4 Million Loan”); provided, however, that the entire Plymouth/Dennis Financing Package, including a Memorandum of Agreement, the Lease, and the $4 Million Loan, would all be subject to a contingency that AQSP, or an affiliate of AQSP, would successfully raise approximately $13.5 million in capital on terms and conditions acceptable to the board of directors of AQSP in its discretion. No assurances whatsoever can be made that the Plymouth/Dennis Financing Package will be consummated on any particular terms, if at all.

Acquisition of Real Estate in Rhode Island - AQSP believes that acquiring valuable parcels of real estate in exchange for common stock of AQSP likely would (1) improve AQSP's balance sheet, (2) improve AQSP's chances of raising capital from accredited investors, (3) generate confidence in AQSP among potential acquisition candidates, (4) allow potential investors to better evaluate the price of AQSP's common stock, (5) assist AQSP in meeting the tangible net worth standards of stock exchanges, and (6) demonstrate confidence in AQSP's common stock among AQSP's directors and officers.

Consequently, as discussed in AQSP's prior public filings, AQSP and one of its directors, Vincent J. Mesolella, have agreed to negotiate in good faith regarding the possibility of AQSP acquiring certain parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, an independent contractor to AQSP, one of which parcels is also partly owned by an affiliate of AQSP’s chief executive officer, Gerard M. Jacobs (collectively, the “Mesolella/Jacobs Properties”).

The independent members of the board of directors of AQSP, Joshua A. Bloom, Michael D. McCaffrey and Richard E. Morrissy, met separately and decided to cause AQSP to retain an MAI appraiser in Rhode Island to appraise the Mesolella/Jacobs Properties and one other parcel of real estate in Rhode Island that is owned by an unrelated third party (the “Unrelated Parcel”) who expressed a potential interest in AQSP acquiring the Unrelated Parcel.

The appraiser prepared and delivered appraisals of the Mesolella/Jacobs Properties to the Company and to Vincent J. and Derek V. Mesolella for their review. This review resulted in certain of the appraisals being modified. The modified appraisals have now been analyzed by the Company and by Vincent J. and Derek V. Mesolella, and after discussion, the parties have been unable to date to agree upon mutually acceptable valuations of any of the Mesolella/Jacobs Properties. Consequently, the independent directors have met and have recommended to the full board of directors of AQSP that all pending purchase and sale offers on the Mesolella/Jacobs Properties be withdrawn.

Other Matters – The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these other matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

INDEX

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2014, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at June 30, 2015. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

None; not applicable.

Item 5. Other Information.

None; not applicable.

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

INDEX

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
Corp., Vincent J. Mesolella, and Minh Le

Form 10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012
Form 8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC.
99.1	Press Release
Form 8-K 10.26	February 12, 2013 Amendment No. 1 Stock Purchase Agreement
Form 8-K	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement
Form 8-K 99.1	September 4, 2013 Letter – Change of certifying accountant due to acquisition of accountant

INDEX

Form 8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013
Form 8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.
Form 8-K 10.32 99.1 Form 10-Q	December 2, 2014 Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc. Press Release May 11, 2015

This 10-Q
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Dated: August 12, 2015
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer