Form 10-Q
period 2015-09-30
ACQUIRED SALES CORP
filed 2015-11-13
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,269,648 shares of common stock, par value $.001 per share, outstanding as of November 12, 2015.

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

The results for the period ended September 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2014.

INDEX

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$84,322	$587,937
Prepaid expenses	-	7,985
Total Current Assets	84,322	595,922
Note receivable	-	602,500
Interest receivable	-	35,926
Total Assets	$84,322	$1,234,348
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$12,646	$24,982
Total Liabilities	12,646	24,982
Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,269,648 shares outstanding	2,270	2,270
Additional paid-in capital	13,554,524	13,554,524
Accumulated deficit	(13,485,118)	(12,347,428)
Total Shareholders' Equity	71,676	1,209,366
Total Liabilities and Shareholders' Equity	$84,322	$1,234,348

See the accompanying notes to the condensed financial statements for more information.

INDEX
ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Selling, General and Administrative Expense	$(52,944)	$(103,591)	$(366,181)	$(251,169)
Bad Debt Expense	(835,277)	-	(835,277)	-
Interest Income	17,726	16,094	61,501	16,094
Other Income	-	4,534	2,267	20,797
Loss from Continuing Operations	(870,495)	(82,963)	(1,137,690)	(214,278)
Gain (Loss) on Disposal of Discontinued Operations	-	74,605	-	74,605
Net Income (Loss)	$(870,495)	$(8,358)	$(1,137,690)	$(139,673)

Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.38)	$(0.04)	$(0.50)	$(0.09)
Discontinued Operations	-	0.03	-	0.03
Net Income ( Loss)	$(0.38)	$(0.01)	$(0.50)	$(0.06)

See the accompanying notes to the condensed financial statements for more information.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	2,269,648	$2,270	$8,410,295	$(7,026,157)	$1,386,408
Net loss	-	-	-	(139,673)	(139,673)
Balance, September 30, 2014	2,269,648	$2,270	$-	$(7,165,830)	$1,246,735

Balance, December 31, 2014	2,269,648	$2,270	$13,554,524	$(12,347,428)	$1,209,366
Net loss	-	-	-	(1,137,690)	(1,137,690)
Balance, September 30, 2015	2,269,648	$2,270	$13,554,524	$(13,485,118)	$71,676

See the accompanying notes to the condensed financial statements for more information.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(1,137,690)	$(139,673)
Adjustments to reconcile income (loss) to net cash used in
operating activities:
Bad debt expense	835,277	-
Income from discontinued operations	-	(74,605)
Changes in operating assets and liabilities:
Prepaid expenses	7,985	(7,985)
Accrued interest receivable	(61,501)	(16,094)
Accounts payable	(12,336)	37,045
Net cash used in operating activities of continuing operations	(368,265)	(201,312)
Net cash provided by (used in) operating activities of discontinued operations	-	74,605
Net cash used in operating activities	(368,265)	(126,707)
Cash Flows from Investing Activities
Proceeds from sale of discontinued operations, net of cash sold	-	1,000,000
Note Receivable	(135,350)	(602,500)
Net cash provided by investing activities	(135,350)	397,500
Cash Flow from Financing Activities
Proceeds from borrowing under related party note payable	-	300,000
Payment of principle on related party note payable	-	(300,000)
Payment of obligation under stock repurchase	-	(20,000)
Net cash used in financing activities	-	(20,000)
Net Increase (Decrease) in Cash	(503,615)	250,793
Cash and Cash Equivalents at Beginning of Period	587,937	427,294
Cash and Cash Equivalents at End of Period	$84,322	$678,087

	For the Nine Months Ended
	September 30,
	2015	2014
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	-	822

See the accompanying notes to the condensed financial statements for more information.

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

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2015. In particular, the nature of operations and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2015	2014	2015	2014
Loss from Continuing Operations	$(870,495)	$(82,963)	$(1,137,690)	$(214,278)
Income (Loss) from Discontinued Operations	-	74,605	-	74,605
Net Income (Loss)	$(870,495)	$(8,358)	$(1,137,690)	$(139,673)
Weighted -Average Shares Outstanding	2,269,648	2,269,648	2,269,648	2,269,648
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.38)	$(0.04)	$(0.50)	$(0.09)
Discontinued Operations	-	0.03	-	0.03
Basic and Diluted Earnings (Loss) per Share	$(0.38)	$(0.01)	$(0.50)	$(0.06)

There were 4,848,774 employee stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

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

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $13,485,118 as of September 30, 2015. During the nine months ended September 30, 2015, the Company recognized a loss from continuing operations of $1,137,690. The Company used net cash of $368,265 in operating activities of continuing operations. As discussed in Note 3, on September 1, 2015, the Company determined that the note and related interest receivable due from the William Noyes Webster Foundation, Inc. (the “Foundation”) would not be collectible. As such, management wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

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

NOTE 3 – THE WILLIAM NOYES WEBSTER FOUNDATION, INC.

The William Noyes Webster Foundation, Inc. (the "Foundation"), a non-profit Massachusetts corporation, received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility in Plymouth, Massachusetts (the “Plymouth Cultivation Facility”), and a medical marijuana dispensary in Dennis, Massachusetts (the “Dennis Dispensary”). Jane W. Heatley ("Heatley") is the founder and a member of the board of directors of the Foundation.

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

Promissory Note - On July 14, 2014, the Foundation signed and delivered to AQSP a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000, and is secured by a Security Agreement of even date therewith (the “Security Agreement”). The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and AQSP may mutually agree upon. The Foundation and AQSP mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, AQSP paid $2,500 owed by the Foundation to one of its consultants, and AQSP advanced $600,000 directly to the Foundation.  The amount and timing of subsequent loan installments under the Note, which could have totaled $897,500, had not yet been mutually agreed upon between the Foundation and AQSP as of the date of the Note.

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

Between April and July 2015, AQSP loaned an additional $135,350 to the Foundation, evidenced by the Note and secured by the Security Agreement. Following such additional loans, the principal of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, is now $737,850.

The principal balance outstanding under the Note bore interest at the rate of 12.5% per annum, compounded monthly. It was contemplated that the first payment of accrued interest by the Foundation under the Note would be made as soon after the Foundation commences operations of the Plymouth Cultivation Facility and the Dennis Dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note would be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. Principal on the Note and related accrued interest would be considered past due if the aforementioned payments were not received by their due dates.

Uncollectable Note and Interest Receivable – Periodically, management of the Company assessed the collectability of the Note based on the adequacy of the Foundation’s collateral and the Foundation’s capability of repaying the Note according to its terms. Based on management’s assessment, on September 1, 2015, the Company concluded that the Note and related interest receivable would not be collectible. As such, management wrote off the Note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

NOTE 4 – NOTES PAYABLE

Notes Payable to Related Parties – On July 14, 2014, AQSP borrowed $300,000 from the Roberti Jacobs Family Trust (the "Trust"). The Trust is an affiliate of Gerard M. Jacobs, AQSP's chief executive officer. The loan was repaid in full on August 5, 2014.

NOTE 5 – SHAREHOLDERS’ EQUITY

Share-Based Compensation – The following is a summary of share-based compensation, stock option and warrant activity as of September 30, 2015 and changes during the year then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2014	6,198,774	$1.56
Terminated warrants	(1,350,000)
Outstanding, September 30, 2015	4,848,774	$1.56	7.39	$2,125,125
Exercisable, September 30, 2015	3,598,774	$1.46	6.05	$2,125,125

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

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. The warrants were outstanding at September 30, 2015. At September 30, 2015, the financing warrants had a weighted-average exercise price of $2.32 per share, a weighted-average remaining contractual term of 1.11 years and an aggregate intrinsic value of $0.

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

NOTE 6 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Medical Marijuana in Massachusetts:

As discussed in Note 3, the Company has agreements with Heatley and the William Noyes Webster Foundation, Inc. (the “Foundation”).

AQSP has agreed to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) AQSP makes certain loans to the William Noyes Webster Foundation, Inc. (the "Foundation") which was found by Parare Partners Inc., (2) the Foundation constructs and brings into operation its planned medical marijuana cultivation facility in Plymouth, Massachusetts (the “Plymouth Cultivation Facility”) and medical marijuana dispensary in Dennis, Massachusetts (the “Dennis Dispensary”), (3) AQSP directly or via subsidiaries enters into certain consulting agreements with the Foundation, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows: (i) 5% of the first $1,000,000 of the aggregate principal amount of such loans, (ii) 4% of the second $1,000,000 of the aggregate principal amount of such loans, (iii) 3% of the third $1,000,000 of the aggregate principal amount of such loans, (iv) 2% of the fourth $1,000,000 of the aggregate principal amount of such loans, and (v) 1% of the aggregate principal amount of such loans that are in excess of $4,000,000. As of September 30, 2015, no finder’s fees are due to Parare Partners, Inc.

During the nine month period ended September 30, 2015, MVJ Realty, LLC, an affiliate of AQSP director Vincent J. Mesolella (“MVJ Realty”), loaned a total of $23,000 to the Foundation, which $23,000 was used as follows: (a) $9,500 was used by the Foundation to pay the rent of the Plymouth Cultivation Facility for the month of May, 2015; (b) $6,900 was used by the Foundation to pay the rent of the Dennis Dispensary for the months of April and May, 2015; (c) $3,600 was used by the Foundation to pay for the general liability insurance policy covering the Plymouth Cultivation Facility and the Dennis Dispensary; and (d) $3,000 was used by the Foundation to pay the application fees for two applications (the “Two New Applications”) by the Foundation to the Commonwealth of Massachusetts for licenses (the “Two New Licenses”) to operate two new medical marijuana dispensaries in Massachusetts (the “Two New Dispensaries”). In making these $23,000 loans to the Foundation, MVJ Realty viewed itself as acting as an agent for AQSP, and expected to eventually be reimbursed for the $23,000 by AQSP subject to the execution and delivery by the Foundation to AQSP of loan documents evidencing that the principal amount of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, had been increased by $23,000. The execution and delivery of such loan documents occurred on July 15, 2015, and MVJ Realty was reimbursed for the $23,000 in August 2015.

In the Two New Applications, the Foundation included background information in regard to each director and officer of AQSP. If the Two New Licenses are awarded to the Foundation, then the Foundation may seek to obtain financing for the Two New Dispensaries from MVJ Realty/AQSP. The Foundation and MVJ Realty/AQSP have not yet entered into any agreements in regard to such potential financing, and AQSP considers it to be extremely doubtful that any such agreements will ever be entered into in light of the on-going disputes between AQSP, Heatley and the Foundation regarding the Teaming Agreement.

At this time, no assurances or guarantees whatsoever can be made as to whether any transaction with the Foundation will be successfully consummated, nor on what terms.

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

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

The parties have been unable to agree upon mutually acceptable valuations of any of the Mesolella/Jacobs Properties. Consequently, the independent directors have met and have recommended to the full board of directors of AQSP that all pending purchase and sale offers on the Mesolella/Jacobs Properties be withdrawn.

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q. No events have occurred that would require adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquires Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $13,485,118 as of September 30, 2015.  In addition, the Company suffered losses from continuing operations during the nine months ended September 30, 2015 and 2014. Additionally, as discussed in Note 2, the Company sold 100% of the capital stock of its subsidiaries, Cogility Software Corporation and Defense & Security Technology Group, Inc., which were its primary source of revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

INDEX

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

Liquidity and Capital Resources

The following table summarizes the Company’s current assets, current liabilities, and working capital as of September 30, 2015 and December 31, 2014, as well as cash flows for the nine months ended September 30, 2015 and 2014.

	September 30, 2015	December 31, 2014
Current Assets	$84,322	$595,922
Current Liabilities	12,646	24,982
Working Capital	71,676	570,940

INDEX

	For the Nine Months Ended
	June 30,
	2015	2014
Net cash used in operating activities	$(368,265)	$(126,707)
Net cash provided by investing activities	(135,350)	397,500
Net cash used in financing activities	-	(20,000)

Comparison of September 30, 2015 to September 30, 2015

At September 30, 2015, the Company had cash and cash equivalents of $84,322; this cash was derived from the sale of the Company’s subsidiaries. At September 30, 2014, the Company had cash and cash equivalents of $678,087. At September 30, 2015, the Company had no note receivable or interest receivable. In comparison, at September 30, 2014, the Company had a note receivable of $602,500 and interest receivable of $16,094. Total current assets at September 30, 2015 of $84,322 are adequate to fund current operations and to fulfill corporate obligations, but not enough to fund growth and potential acquisitions. Current liabilities at September 30, 2015 consisted entirely of trade accounts payable of $12,646; accounts payable consisted mainly of liabilities for professional fees. This is compared to current liabilities at September 30, 2014 of $57,931, which consisted entirely of accounts payable.

Comparison of the three and nine months ended September 30, 2015 to September 30, 2014

The Company assessed the collectability of the Note based on the adequacy of the William Noyes Webster Foundation, Inc.’s (the “Foundation”) collateral and the Foundation’s capability of repaying the Note according to its terms. Based on this assessment, on September 1, 2015, the Company concluded that the Note and interest receivable would not be collectible. As such, management wrote off the Note and interest receivable, which totaled $835,277, as bad debt expense on September 1, 2015.

During the three and nine months ended September 30, 2015, the Company incurred selling, general and administrative expenses of $52,944 and $366,181, respectively. Selling, general and administrative expenses primarily consisted of professional fees, independent contractor fees, and reimbursement for expenses incurred by the Company’s chief executive officer and independent contractors.

During the three months ended September 30, 2015, the Company earned interest income of $17,726, and incurred  a loss from continuing operations of $870,495. During the nine months ended September 30, 2015, the Company earned interest income of $61,501 and other income of $2,267, and incurred a loss from continuing operations of $1,137,690.

During the three and nine months ended September 30, 2014, the Company incurred selling, general and administrative expenses of $103,591 and $251,169. Selling, general and administrative expenses primarily consisted of professional fees and reimbursement for expenses incurred by the Company’s chief executive officer and independent contractors.

The Company currently has no revenue-generating subsidiaries but is actively discussing/negotiating potential transactions to acquire, or to supply real estate, capital and/or expertise, to other entities that intend to grow and dispense medical marijuana and/or recreational marijuana. The Company is also in active discussions/negotiations regarding certain other business opportunities. No assurances or guarantees whatsoever can be made as to whether any of such transactions will be successfully consummated, nor on what terms.

During the nine months ended September 30, 2015, net cash used in operating activities of continuing operations totaled $368,265. This cash was primarily used for professional fees and for reimbursing expenses incurred by the Company’s chief executive officer and independent contractors. In comparison, during the nine months ended September 30, 2014, the Company used net cash in operating activities of continuing operations of $201,312. This cash was used primarily to pay for professional fees and for reimbursing expenses incurred by the Company’s chief executive officer and independent contractors.

During the nine months ended September 30, 2014, the Company had net cash provided by investing activities of continuing operations of $397,500 due to the final payment received from the sale of Cogility less the Note.

During the nine months ended September 30, 2014, $20,000 net cash was used by the Company in financing activities in payment of an obligation under a stock repurchase agreement.

During the nine months ended September 30, 2015, cash decreased by $503,615, leaving the Company with $84,322 in unrestricted cash at September 30, 2015. In comparison, during the nine months ended September 30, 2014, cash increased by $250,793, leaving the Company with $678,087 in unrestricted cash at September 30, 2014.

INDEX

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 4,848,774 stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 employee stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

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

INDEX

Promissory Note – On July 14, 2014, the Foundation signed and delivered to AQSP a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000, and is secured by a Security Agreement of even date therewith (the “Security Agreement”). The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and AQSP may mutually agree upon. The Foundation and AQSP mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, AQSP paid $2,500 owed by the Foundation to one of its consultants, and AQSP advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which could have totaled $897,500, had not yet been mutually agreed upon between the Foundation and AQSP as of the date of the Note.

Between April and July 2015, AQSP loaned an additional $135,350 to the Foundation, evidenced by the Note and secured by the Security Agreement. Following such additional loans, the principal of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, is now $737,850.

The principal balance outstanding under the Note bore interest at the rate of 12.5% per annum, compounded monthly. It was contemplated that the first payment of accrued interest by the Foundation under the Note would be made as soon after the Foundation commences operations of the Plymouth Cultivation Facility and the Dennis Dispensary as the Foundation's cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note would be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. Principal on the Note and related accrued interest would be considered past due if the aforementioned payments were not received by their due dates.

Uncollectable Note and Interest Receivable – The Company assessed the collectability of the Note based on the adequacy of the Foundation’s collateral and the Foundation’s capability of repaying the Note according to its terms. Based on this assessment, on September 1, 2015, the Company concluded that Note and interest receivable would not be collectible. As such, management wrote off the Note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

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

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the foundation; therefore, a liability has not been recorded for the finder's fee at September 30, 2015.

During the nine month period ended September 30, 2015, MVJ Realty, LLC, an affiliate of AQSP director Vincent J. Mesolella (“MVJ Realty”), loaned a total of $23,000 to the Foundation, which $23,000 was used as follows: (a) $9,500 was used by the Foundation to pay the rent of the Plymouth Cultivation Facility for the month of May, 2015; (b) $6,900 was used by the Foundation to pay the rent of the Dennis Dispensary for the months of April and May, 2015; (c) $3,600 was used by the Foundation to pay for the general liability insurance policy covering the Plymouth Cultivation Facility and the Dennis Dispensary; and (d) $3,000 was used by the Foundation to pay the application fees for two applications (the “Two New Applications”) by the Foundation to the Commonwealth of Massachusetts for licenses (the “Two New Licenses”) to operate two new medical marijuana dispensaries in Massachusetts (the “Two New Dispensaries”). In making these $23,000 loans to the Foundation, MVJ Realty viewed itself as acting as an agent for AQSP, and expected to eventually be reimbursed for the $23,000 by AQSP subject to the execution and delivery by the Foundation to AQSP of loan documents evidencing that the principal amount of the loan from AQSP to the Foundation, evidenced by the Note and secured by the Security Agreement, had been increased by $23,000. The execution and delivery of such loan documents occurred on July 15, 2015, and MVJ Realty was reimbursed for the $23,000 in August 2015.

INDEX

In the Two New Applications, the Foundation included background information in regard to each director and officer of AQSP. If the Two New Licenses are awarded to the Foundation, then the Foundation may seek to obtain financing for the Two New Dispensaries from MVJ Realty/AQSP. The Foundation and MVJ Realty/AQSP have not yet entered into any agreements in regard to such potential financing, and AQSP considers it to be extremely doubtful that any such agreements will ever be entered into in light of the on-going disputes between AQSP, Heatley and the Foundation regarding the Teaming Agreement.

At this time, no assurances or guarantees whatsoever can be made as to whether any transaction with the Foundation will be successfully consummated, nor on what terms.

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

Other Potential Transactions – The Company is actively discussing/negotiating potential transactions to acquire, or to supply real estate, capital and/or expertise, to other entities that intend to grow and dispense medical marijuana and/or recreational marijuana. The Company is also in active discussions/negotiations regarding certain other business opportunities. No assurances or guarantees whatsoever can be made as to whether any of such transactions will be successfully consummated, nor on what terms.

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

INDEX

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2014, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at September 30, 2015. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

Effective December 15, 2014, the Committee of Sponsoring Organizations’ (“COSO”) 1992 framework was superseded by COSO’s 2013 framework. Management is currently evaluating the impact of the new framework and plans to perform its evaluation of internal controls in conjunction with the annual audit under COSO’s 2013 framework.

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

INDEX

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

INDEX

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
Corp., Vincent J. Mesolella, and Minh Le

Form 10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012
Form 8-K	January 16, 2013
10.25 99.1	Stock Purchase Agreement dated January 11, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC. Press Release
Form 8-K 10.26	February 12, 2013 Amendment No. 1 Stock Purchase Agreement
Form 8-K	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement
Form 8-K 99.1	September 4, 2013 Letter – Change of certifying accountant due to acquisition of accountant
Form 8-K	October 4, 2013

INDEX

10.29	Stock Purchase Agreement dated March 31, 2013
Form 8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.
Form 8-K 10.32 99.1 Form 8-K 99.1	December 2, 2014 Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc. Press Release February 5, 2015 Press Release
This Form 10-Q
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
101.INS	XBRL Instance Document*
101.PRE.	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Dated: November 13, 2015
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer