Form 10-K
period 2015-12-31
ACQUIRED SALES CORP
filed 2016-03-28
CIK 1391135

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ]   No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   No [x]

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on March 23, 2016 was $662,923. The voting stock held by non-affiliates on that date consisted of 1,473,163 shares of common stock.

Number of shares outstanding of each of the issuer's class of common stock as of March 23, 2016:
Common Stock: 2,269,648
Preferred Stock: 0

PART I

ITEM 1. BUSINESS

Description of Business of Acquired Sales Corp.

Acquired Sales Corp. (hereinafter sometimes referred to as "Acquired Sales", the "Company", "AQSP", "Acquired", "we", "us", "our", etc.) was organized under the laws of the State of Nevada on January 2, 1986. In August 2001, we ceased all of our prior operations and remained dormant from then until May 27, 2004 when we began our current development stage activities. We commenced material operations in 2011 and 2012 with our acquisitions, and subsequent sales, of subsidiaries Cogility Software Corporation ("Cogility") and Defense & Security Technology Group, Inc. ("DSTG"), respectively.

Industrial Services Industry

We do not have, and do not expect to have in the foreseeable future, any industrial services sector operations. However, on December 2, 2014, we announced the signing of a letter of intent to acquire an entity called PPV, Inc. ("PPV"), and its wholly-owned subsidiary Bravo Environmental, NW, Inc. ("Bravo"). On February 5, 2015, we also announced the signing of another letter of intent to acquire a related company, River Country Transport, Inc. ("RCT"). Both proposed acquisitions were subject to a number of conditions, including the completion of mutually acceptable due diligence. During the due diligence process, we evaluated information regarding the potential risks and benefits of acquiring PPV, Bravo and RCT. After discussions and negotiations with PPV, Bravo and RCT, we were unable to resolve certain concerns/issues to our satisfaction. As a result, on March 11, 2015, we terminated our letters of intent with PPV and RCT.

One-Seven, LLC

One-Seven, LLC ("One-Seven") is a business investment firm that hopes to make equity and/or debt investments in privately held and/or publicly traded companies from time to time. On October 9, 2015, our chief executive officer, Gerard M. Jacobs, loaned money to One-Seven. On November 4, 2015, we entered into an Agreement with One-Seven, its Managing Partner Douglas Stukel ("Stukel"), and Gerard M. Jacobs pursuant to which we loaned $50,000 interest-free to One-Seven. As of December 31, 2015, $25,000 of the loan had been repaid to us by One-Seven, and the balance of $25,000 was still held by us as a receivable from One-Seven. The loan was repaid in full as of January 5, 2016. In consideration of such $50,000 loan to One-Seven, One-Seven and Stukel agreed that if One-Seven is successful in securing additional funding, then Stukel and One-Seven are obligated to use good faith efforts to work with Gerard M. Jacobs and us, as a team and not as a partnership, joint venture or other entity, in order to explore and hopefully close transactions pursuant to which: (a) One-Seven may provide debt, convertible debt and/or equity to us, all on mutually acceptable terms and conditions; (b) One-Seven may provide debt, convertible debt and/or equity to business entities that may be wholly or partly purchased by, or merged into, the Company, all on mutually acceptable terms and conditions; and (c) Stukel may participate in the management of the Company and obtain a salary and a package of stock options and/or warrants to purchase shares of common stock of the Company, all on mutually acceptable terms and conditions.

There is no assurance that we will consummate any transactions involving One-Seven or Mr. Stukel.

Real Estate Ownership and Development Industry

We continue to have a strong interest in acquiring, and in some cases developing, real estate in the United States, especially real estate that is being used as, or that may be developable as, indoor or outdoor sports facilities, self-storage facilities, manufactured housing communities, RV parks, or apartments/hotels. However, as of the date of this filing, we have not acquired or developed any real property and may not be able to do so in the foreseeable future, if ever. (See ITEM 7. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Acquisition of Real Estate in Rhode Island" for a more detailed discussion of our real estate dealings.

Medical Marijuana Industry

We are interested in the rapidly developing marijuana industry in the United States, and potentially in Canada, and from time to time we evaluate potential companies and opportunities involved in the medical marijuana industry. However, through the period ended December 31, 2015, except for dealings with the William Noyes Webster Foundation, Inc. (the "Foundation"), a non-profit Massachusetts corporation, and Jane W. Heatley ("Heatley"), the founder and a member of the board of directors of the Foundation, we have engaged in no business operations, own no assets, and have derived no revenue from the marijuana industry. (See ITEM 7. "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -- The William Noyes Webster Foundation, Inc." for a more detailed discussion of our dealings with Heatley and the Foundation.)

There is no assurance that we will consummate any other transactions connected to the medical marijuana industry in the foreseeable future, if ever.

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

Acquisition Process

The structure of our participation in business opportunities and ventures will continue to be situational. We may structure future acquisitions as an asset purchase, merger, or an acquisition of securities. It is likely that the anticipated value of the business and/or assets that we acquire relative to the current value of our securities will result in the issuance of a relatively large number of shares and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. Moreover, our present management and shareholders may not have control of a majority of our voting shares following a business acquisition or other reorganization transaction. It is possible that the shareholders of the acquired entity will gain control of our voting stock and our directors may resign and new directors may be appointed without any vote by the shareholders. Those directors are entitled to replace our officers without stockholder vote.

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

Our chief executive officer will review material furnished to him by the proposed merger or acquisition candidates and will ultimately decide if a merger or acquisition is in our best interests and the interests of our shareholders. We intend to source business opportunities through our chief executive officer and directors and their contacts, and in some cases through finders. These contacts include professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures may become available to it due to a number of factors, including, among others: (1) management's willingness to consider a wide variety of businesses; (2) management's historical experience building large public companies; (3) management's contacts and acquaintances; and (4) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of our chief executive officer and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a so-called "due diligence investigation".

In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business' products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our chief executive officer or agents to meet personally with management and key personnel of target businesses, ask questions regarding our prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise.

There is no guarantee that we can obtain or maintain the funding needed for our operations, including the funds necessary to search for and investigate acquisition candidates, and to close an acquisition including paying the substantial costs of legal, accounting and other relevant professional services.

As of March 16, 2016, we have cash on hand of approximately $17,648, which is less than the Federal Deposit Insurance Corporation-insured limit of $250,000 per depositor, per insured bank. In prior years, our payables have been greater than our cash on hand. Moreover, on July 14, 2014, Acquired Sales borrowed $300,000 from the Roberti Jacobs Family Trust (the "Trust"). The Trust is an affiliate of Gerard M. Jacobs, our chief executive officer. The trustee of the Trust is Joan B. Roberti, Mr. Jacobs' mother-in-law, and the beneficiaries of the Trust are Mr. Jacobs' children. The loan was repaid in full on August 5, 2014. We have inconsistent income generating ability and are therefore regularly reliant on raising money from loans or stock sales.

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

Employees

Our chief executive officer, Gerard M. Jacobs runs our operations on a part-time basis and is compensated with equity; see Item 11 "Executive Compensation". Mr. Jacobs has not historically received cash compensation or salary deferral, but may receive cash salary in the future. We currently employ one part-time independent contractor, William C. Jacobs, who is the son of our chief executive officer, Gerard M. Jacobs, at the rate of $5,000 per month, plus expenses. We currently have no full-time employees.

In the future, we may engage full-time employees with full-time salaries appropriate to the nature and scope of our future business operations. We expect to continue to use attorneys, accountants and independent contractors as necessary.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties ("Risk Factors"). These Risk Factors may cause our operations to vary materially from those contemplated by our forward-looking statements. These Risk Factors include:

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

Our common stock may be considered a "penny stock" and may be difficult to trade

The U.S. Securities and Exchange Commission (the "SEC") has adopted regulations which generally define "penny stock" to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share and, therefore, may be designated as a penny stock according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, to obtain a written agreement from the purchaser, and to determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may adversely affect the ability of investors to sell our common stock, and may materially adversely affect our business and the trading price of our common stock.

Our common stock lacks institutional or analyst support

Our Company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our common stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our common stock, and may adversely affect an investor's ability to trade a significant amount of our common stock. This lack of institutional or analyst support could materially adversely affect our Company and the trading price of our common stock.

The public float of our common stock is small

The public float of our common stock is small, which may limit the ability of some institutions to invest in our common stock. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

The trading price of our common stock may be volatile and could drop quickly and unexpectedly

The stocks of micro-cap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macro-economic developments in North America and globally, and market perceptions of the attractiveness of particular industries. This volatility could materially adversely affect our Company by making it more difficult to raise capital or complete acquisitions. In addition, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. Our Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert our management's attention and resources away from our business. For these reasons and others, quick and unexpected drops in the trading price of our common stock are likely from time to time. Volatility in our common stock price could materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by the difficult economy and by turmoil in the financial markets

Businesses are materially adversely affected by periods of significant economic slowdown or recession, fears of inflation or deflation, rising interest rates, declining demand for our products or our clients' products, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as to our acquisition strategies, the capital and credit markets have been experiencing, and continue to experience, volatility and disruption. Current national and global financial and business conditions have been very difficult. Access to financing has been negatively impacted. Credit remains tight. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Prominent risks include issues involving ISIS and turmoil in the Middle East, oil prices, rising health care costs, social unrest, and many other issues. These factors could materially adversely affect our Company and the trading price of our common stock.

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital both for organic growth and for acquisitions. In addition, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors' responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

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

Our common stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our common stock or other securities convertible into our common stock, and may also include the issuance of significant numbers of options, warrants or other securities convertible into shares of our common stock. We also may issue significant numbers of shares of our common stock, or options, warrants, or other securities convertible into shares of our common stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of options and/or warrants, or rights to purchase warrants, to our officers, directors and/or independent contractors, especially in connection with the closing of capital raises and acquisitions. Such transactions may significantly increase the number of outstanding shares of our common stock, and may be highly dilutive to our existing stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. This dilution could have a material adverse effect on our Company and the trading price of our common stock. In addition, we have options, warrants, and rights to purchase warrants, outstanding covering several million shares of our common stock. If all of these millions of options and warrants were to be exercised, the number of outstanding shares of our common stock would increase significantly. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution could have a material adverse effect on our Company and the trading price of our common stock.

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

Debt financing is difficult to obtain and could be expensive

Debt financing is difficult to obtain in the current credit markets. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. Providers of debt may also be issued options, warrants, or rights to purchase warrants, to purchase shares of our common stock. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by borrowing could be risky

If we were to raise capital by borrowing to fund our operations or acquisitions, it could be risky. Cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi-equity accommodations. These risks could materially adversely affect our Company and the trading price of our common stock.

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

Sales of our common stock could cause the trading price of our common stock to fall

Sellers of our common stock might include our existing stockholders who have held our common stock for years, former stockholders of Cogility and DSTG who now own our common stock, persons and entities who have acquired our common stock as consideration for services they have provided to our Company, or our directors, chief executive officer, former officers or former employees who might exercise stock options or warrants to purchase common stock and simultaneously sell our common stock. Since the trading volume of our common stock is very low and the amount of our common stock in the public float is very small, any sales or attempts to sell our common stock, or the perception that sales or attempts to sell our common stock could occur, could adversely affect the trading price of our common stock.

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

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business, our clients' businesses, and the trading price of our common stock.

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

State law and our articles of incorporation and bylaws help preserve insiders' control over us

Provisions of Nevada state law, our articles of incorporation and by-laws may discourage, delay or prevent a change in our management team that stockholders may consider favorable. These provisions may include: (1) authorizing the issuance of "blank check" preferred stock without any need for action by stockholders; (2) permitting stockholder action by written consent; and (3) establishing advance notice requirements for nominations for election to the board of directors, or for proposing matters that can be acted on by stockholders at stockholder meetings. These provisions, if included in our articles of incorporation or by-laws, could allow our board of directors to affect an investor's rights as a stockholder since our board of directors could make it more difficult for preferred stockholders or common stockholders to replace members of the board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt to replace the current or future management team. These factors could adversely affect our Company or the trading price of our Stock.

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the future roles of our current directors and chief executive officer. Our directors are and will in the future be involved in other businesses, and are not required to, and do not, commit their full time to our affairs, thereby causing conflicts of interest in allocating their time between our operations and the operations of other businesses. We have no employment agreements with any of our existing directors or chief executive officer. Some or all of our current directors and chief executive officer may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting and retaining our directors and officers may be expensive, and may require that we enter into long term employment agreements, issue stock options, warrants, rights to purchase warrants, and otherwise incentivize our directors and officers. The costs of these incentives could materially adversely affect our Company and the trading price of our common stock.

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

Our cost of being a publicly traded company will increase significantly as our business operations expand

During the time that we were a shell corporation, our costs of being a publicly traded company were relatively limited. However, after taking ownership of Cogility and DSTG, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company increased significantly. We expect these additional costs to continue, especially if we acquire additional businesses. We will eventually need to hire a qualified full-time chief financial officer, as well as additional employees and/or additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act. While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will increase to at least $250,000 per year.

RISK FACTORS RELATING TO THE REAL ESTATE INDUSTRY

We may acquire, develop or redevelop real estate and acquire related companies and this may create risks

We may acquire, develop or redevelop properties or acquire real estate related companies when we believe doing so is consistent with our business strategy. We may not succeed in (i) developing, redeveloping or acquiring real estate and real estate related companies; (ii) completing these activities on time or within budget; and (iii) leasing or selling developed, redeveloped or acquired properties at amounts sufficient to cover our costs. Competition in these activities could also significantly increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management's attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred. Furthermore, we may be exposed to the liabilities of properties or companies acquired, some of which we may not be aware of at the time of acquisition.

Real estate investments' value and income fluctuate due to various factors

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

The real estate industry is a competitive business

If we enter the real estate industry, we will compete against other major real estate investors with significant capital for attractive investment opportunities. These competitors include Real Estate Investment Trusts, public and private financial institutions, and private institutional investors. These competing property owners and developers may be willing to accept lower returns on their investments. Principal factors of competition include rents charged, sales prices, attractiveness of location, the quality of the property and the breadth and quality of services provided.

If we enter the real estate industry, our success will depend upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulation, legislation and population trends. Furthermore, our ability to capitalize on our competitive strengths is dependent on our ability to effectively operate a portfolio of high quality properties, maintain good relationships with prospective tenants and consumers, and to remain well-capitalized. Our failure to do any of the foregoing could affect our ability to compete effectively in the markets in which we may operate in the future.

Possible terrorist activity or other acts or threats of violence and threats to public safety could adversely affect the Company's financial condition and results of operations

Terrorist attacks and threats of terrorist attacks in the United States or other acts or threats of violence may result in declining economic activity, which could harm the demand for goods and services offered by future tenants, the value of any properties that the Company may acquire or develop, and might adversely affect the value of an investment in the Company's securities. Such a resulting decrease in retail demand could make it difficult for the Company to renew or re-lease any properties that Company acquires or develops.

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

Competition in the marijuana industry is intense and growing, on a daily basis. New, well-financed and experienced players, with significantly greater resources than the Company, are entering the marijuana industry and can be expected to significantly negatively impact the profitability of the existing companies in the industry. Companies in the marijuana industry may go bankrupt, and transactions in the marijuana industry may be unprofitable. There can be no assurance whatsoever that the Company's participation in the marijuana industry will be profitable or successful in any respect. New governmental laws, regulations and interpretations (including by the U.S. Department of Justice and the U.S. Food and Drug Administration), newly-elected government officials, and new court and regulatory opinions and actions, all create enormous risks and uncertainties for the marijuana industry. Shareholders and potential shareholders of the Company are cautioned that the marijuana industry is a high-risk and speculative industry, which could result in the bankruptcy of the Company.

The U.S. Federal Controlled Substances Act prohibits cultivation or possession of marijuana and the Company's direct or even indirect engagement with persons engaged in prohibited activities could result in a destruction of our management team and business.

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

This Form 10-K does not attempt to describe all of the numerous material risks and uncertainties associated with any possible entrance by the Company into the medical marijuana industry. If the Company does enter into the medical marijuana industry, then shareholders and potential shareholders are expressly cautioned that such participation will entail such numerous material risks and uncertainties, and associated Risk Factors will need to be set forth in subsequent filings by the Company with the SEC. The Company cannot provide any assurances whatsoever in regard to the potential negative legal, regulatory, financial and operational risks to the Company associated with the potential entrance by the Company into the medical marijuana industry. You are urged to use caution in your evaluation of the Company's stock, and to seek the advice of competent legal and financial advisors in regard to the medical marijuana industry, which is currently in a state of rapid change and involves many variables which are beyond the Company's control.

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

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in the medical marijuana industry, industrial services industry, real estate ownership and development industry, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predictable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and (8) may involve serious legal risks in light of the fact that the marijuana industry generally remains illegal under U.S. federal laws and regulations as well as the laws and regulations of the majority of U.S. states. Even in the states where medical marijuana is legal on some level, it remains highly restricted. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We may carry out actions that will not require our stockholders' approval

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

Our investigation of potential acquisitions will be limited

Our analysis of new business opportunities will be undertaken by or under the supervision of our chief executive officer and directors. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our management, such potential business opportunities or ventures by conducting a "due diligence investigation". In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business' products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our chief executive officer or agents to personally meet with management and key personnel of target businesses, ask questions regarding the Company's prospects, tour facilities, and conduct other reasonable investigation of the target business to the extent of our limited financial resources and management and technical expertise. Any failure of our typical due diligence investigation to uncover issues and problems relating to potential acquisition candidates could materially adversely affect our Company and the trading price of our common stock.

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

We will be dependent on outside advisors to assist us

In order to supplement the business experience of management, we may employ accountants, technical experts, appraisers, attorneys, independent contractors or other consultants or advisors. The selection of any such advisors will be made by management and without any control from shareholders. Additionally, it is anticipated that such persons may be engaged by us on an independent basis without a continuing fiduciary or other obligation to us.

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

Integrating acquired businesses may divert our management's attention away from our day-to-day operations and may harm our business

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

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination

We believe we will not be subject to regulation under the Investment Company Act (the "Act") insofar as we will not be engaged in the business of investing or trading in securities. However, in the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we may become subject to regulation under the Act. In such event, we may be required to register as an investment company and may incur significant registration and compliance costs. We have obtained no formal determination from the government as to our status under the Act, and consequently, any violation of such Act might subject us to material adverse consequences.

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

New accounting standards could adversely impact us

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States ("GAAP"). The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes to GAAP could adversely impact our results of operations, financial condition and other financial measures. Such changes could materially adversely affect our Company and the trading price of our common stock.

Decreased effectiveness of stock options could adversely affect our ability to attract and retain employees

We expect to use stock options, warrants, and/or rights to purchase warrants to purchase common stocks as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and to provide competitive compensation packages. Volatility or lack of positive performance in our common stock price may adversely affect our ability to retain key employees or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options, warrants, and/or rights to purchase warrants, to purchase common stock may have exercise prices in excess of our then-current common stock price, or may have expired worthless. To the extent these circumstances occur, our ability to retain employees may be adversely affected. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees. Any of these situations could materially adversely affect our Company and the trading price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

Acquired Sales Corp. is currently provided rent-free office space by our chief executive officer, Gerard M. Jacobs, at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Acquired Sales Corp. pays the phone, facsimile, internet, travel and other business expenses of Gerard M. Jacobs and our independent contractor, William C. Jacobs.

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

ITEM 4.  (THIS ITEM HAS BEEN REMOVED AND RESERVED BY THE SEC)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted under the symbol AQSP on the OTC market. Our shares infrequently trade and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock.

Sales Prices (1)
	High	Low
Year Ended December 31, 2015
4th Quarter	$1.45	$0.53
3rd Quarter	$1.80	$1.15
2nd Quarter	$3.25	$1.78
1st Quarter	$4.75	$2.51

Year Ended December 31, 2014
4th Quarter	$6.05	$1.75
3rd Quarter	$3.00	$1.51
2nd Quarter	$3.49	$0.70
1st Quarter	$0.76	$0.31

Year Ended December 31, 2013
4th Quarter	$0.50	$0.49
3rd Quarter	$3.75	$0.10
2nd Quarter	$3.75	$3.75
1st Quarter	$3.75	$3.75

(1)	The above table sets forth the range of high and low sales prices per share of our common stock as reported by Yahoo Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 23, 2016, a total of 2,269,648 shares of Acquired Sales Corp.'s common stock were outstanding and there were 240 holders of record of Acquired Sales Corp.'s common stock. In addition to our outstanding common stock, we have issued (a) options and warrants to purchase 3,086,774 shares of common stock at between $0.001 and $8.00 per share, and (b) rights to purchase warrants to purchase 2,700,000 shares of common stock at between $0.01 and $1.85 per share. None of these options or warrants has been exercised into shares of common stock, but may be exercised at any time in the sole discretion of the holder.

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

Recent Sales of Unregistered Securities; Issuance of Warrants to Purchase Common Stock to Officers and Directors

Gerard M. Jacobs has not received any salary for his services as our chief executive officer for over eight years. And, our directors have not received any monthly or annual fees for their service as directors of Acquired Sales for over eight years. In November 2014, the officers and directors of the Company were awarded the right to purchase, directly or using a designee, for an aggregate price of $2 per director: (a) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $0.01 per share all of which are vested; and (b) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $1.85 per share, 100,000 of which warrants are vested, and 1.25 million of which warrants are subject to the condition that the Company shall have acquired at least one of certain properties beneficially owned by Vincent J. Mesolella and/or Gerard M. Jacobs (the "Mesolella/Jacobs Properties").

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities. We made available to each investor disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "plan," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

Basis of Presentation

The Company has a history of recurring losses, which has resulted in an accumulated deficit of $13,523,308 as of December 31, 2015. In addition, the Company suffered losses from continuing operations during the years ended December 31, 2015 and 2014 and used cash in its operating activities from continuing operations during the years ended December 31, 2015 and 2014. Additionally, as discussed in Note 2, the Company sold 100% of the capital stock of its subsidiaries, Cogility and DSTG, which were its primary source of revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern.

This Management's Discussion and Analysis ("MD&A") section discusses the Company's results of operations, liquidity and financial condition and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Overview

Acquired Sales Corp. is incorporated under the laws of the State of Nevada.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC ("Drumright") that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of its subsidiary, Cogility, to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable. The $3,000,000 was originally receivable as follows: $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, Acquired Sales was required to hold $300,000 in an escrow account for potential subsequent claims. Acquired Sales was responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. Acquired Sales retained a contract to create "legal analytics" software. The carrying value of Cogility's net liabilities, excluding accounts receivable, was $32,899.

Under the terms of the agreement, Acquired Sales was required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility's liabilities, including liabilities that were secured by Cogility's assets or its capital stock.

The Company agreed to indemnify Drumright for losses caused by breach of the Company's representations and warranties. In March 2013, Drumright notified the Company of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. As a result of the Compromise and Release agreement, the Company recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $4,726,068 after the relief of Cogility's net liabilities.

On February 13, 2012, Acquired Sales purchased 100% of the equity interests of DSTG. The results of DSTG's operations have been included in the consolidated financial statements since February 13, 2012. On September 30, 2013, Acquired Sales sold 100% of the common stock of DSTG back to the previous shareholder for $1. The Company recognized a loss on sale of $104,946.

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

This Form 10-K does not attempt to describe all of the numerous material risks and uncertainties associated with any possible entrance by the Company into the marijuana industry. If the Company does enter into the marijuana industry, then shareholders and potential shareholders are expressly cautioned that such participation will entail such numerous material risks and uncertainties, and associated Risk Factors will need to be set forth in subsequent filings by the Company with the SEC. The Company cannot provide any assurances whatsoever in regard to the potential negative legal, regulatory, financial and operational risks to the Company associated with the potential entrance by the Company into the marijuana industry. You are urged to use caution in your evaluation of the Company's stock, and to seek the advice of competent legal and financial advisors in regard to the marijuana industry, which is currently in a state of rapid change and involves many variables which are beyond the Company's control.

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

Liquidity and Capital Resources

The following table summarizes the Company's current assets, current liabilities and working capital as of December 31, 2015 and December 31, 2014, as well as the Company's cash flows for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Current Assets	$27,781	$595,922
Current Liabilities	19,295	24,982
Working Capital	8,486	570,940

	December 31,
	2015	2014
Net cash used in operating activities	$(399,806)	$(291,462)
Net cash (used in) provided by investing activities	(160,350)	472,105
Cash provided by (used in) financing activities	-	(20,000)

Comparison of the balance sheet at December 31, 2015 and December 31, 2014

As of December 31, 2015, all of the Company's current assets consisted of cash from the sale of its subsidiaries. Total current assets at December 31, 2015 of $27,781 are adequate to fund current operations and to fulfill corporate obligations for a limited period of time.  Additional capital will need to be raised in the near future. In comparison, at December 31, 2014, the Company had cash of $587,937. The decrease in cash was primarily due to loans made to the Foundation, the payment of professional fees and independent contractor fees and reimbursement for expenses incurred by the Company's chief executive officer and independent contractors.

As of December 31, 2015, the Company had $0 in prepaid expenses. This is compared to $7,985 in prepaid expenses at December 31, 2014, which were entirely legal retainer.

As of December 31, 2015, the Company had notes receivable of $25,000. This is compared to $602,500 in notes receivable at December 31, 2014. There was related interest receivable of $0 as of December 31, 2015, compared to $35,926 in interest receivable as of December 31, 2014.

As of December 31, 2015, the Company had current liabilities of $19,295; these current liabilities consisted of trade accounts payable and a fee due to the Company's part-time independent contractor, William C. Jacobs, who is the son of the Company's chief executive officer, Gerard M. Jacobs. This is compared to $24,982 in current liabilities as of December 31, 2014; these current liabilities consisted entirely of trade accounts payable.

The Company had an accumulated deficit of $13,523,308 and $12,347,428 as of December 31, 2015 and 2014, respectively.

Comparison of operations for the year ended December 31, 2015 to the year ended December 31, 2014

The Company did not generate revenue from continuing operations during the years ended December 31, 2015 and 2014.

Selling, general and administrative expenses primarily consist of professional fees, including accounting, administration, finance and legal personnel; also included in selling, general and administrative expenses are independent contractor fees, travel expenses, meals and entertainment, and other less material accounts. Selling, general and administrative expense from continuing operations was $404,371 for the year ended December 31, 2015 compared to $310,761 for the year ended December 31, 2014, an increase of $93,610. The increase in our selling, general and administrative expense was primarily related to an increase in professional fees.

No stock compensation expense was recognized during the year ended December 31, 2015. During the year ended December 31, 2014, stock-based compensation of $5,144,229 was awarded to the board of directors for prior services rendered for which the directors had not previously been compensated.

During the year ended, December 31, 2015, the Company incurred a loss from continuing operations of $1,175,880. This loss was mainly due to bad debt expense. Also adding to the loss were professional fees, independent contractor costs, and reimbursement for expenses incurred by the Company's chief executive officer and independent contractors. The loss was offset by interest income of $61,501 and other income of $2,267 during the year. The Company currently has no revenue-generating subsidiaries.

During the year ended December 31, 2014, the Company incurred a loss from continuing operations of $5,395,876. This loss was mainly due to value of the stock-based compensation that was granted to the Company's board of directors for prior services rendered for which the directors had not previously been compensated. Also adding to the loss were legal fees, other professional fees, independent contractor costs, and reimbursement for expenses incurred by the Company's chief executive officer and independent contractors. The loss was offset by interest income of $35,926 and other income of $23,188 during the year.

Net cash used in operating activities of continuing operations was $399,806 for the year ended December 31, 2015, compared to $291,462 net cash used in operating activities of continuing operations for the year ended December 31, 2014. Net cash used in operating activities of continuing operations was primarily for professional fees, independent contractor costs and reimbursement of expenses incurred by the Company's chief executive officer and independent contractors.

The Company had net cash used in investing activities of $160,350 for the year ended December 31, 2015 due to notes receivable of $160,350. The Company had net cash provided by investing activities of $472,105 for the year ended December 31, 2014 due to proceeds from the sale of Cogility of $1,074,605 and $602,500 loaned to an unrelated party.

The Company used $20,000 of cash from continuing operations in its financing activities to repurchase its common stock during the year ended December 31, 2014.

The Company realized a gain on disposal of discontinued operations of $0 during the year ended December 31, 2015. The Company realized a gain on disposal of discontinued operations of $74,605 for the year ended December 31, 2014 mainly due to the gain on the sale of its subsidiary, Cogility, to Drumright.

The Company realized net losses of $1,175,880 and $5,321,271 for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, cash decreased by $560,156, leaving the Company with $27,781 in unrestricted cash at December 31, 2015. During the year ended December 31, 2014, cash increased by $160,643, leaving the Company with $587,937 in unrestricted cash at December 31, 2014.

The sale of Cogility and DSTG eliminated the Company's sources of revenue. The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2015 of $13,523,308.

Critical Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the past, significant estimates include share-based compensation forfeiture rates and the potential outcome of future tax consequences of events that have been recognized for financial reporting purposes. Actual results and outcomes may differ from management's estimates and assumptions.

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

Basic and Diluted Loss Per Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,148,774 stock options and 3,638,000 warrants outstanding during the year ended December 31, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 stock options and 4,988,000 warrants outstanding during the year ended December 31, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

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

Share-Based Compensation Plan – Stock-based compensation to employees and consultants is recognized as a cost of the services received in exchange for an award of equity instruments and is measured based on the grant date fair value of the award or the fair value of the consideration received, whichever is more reliably measureable. Compensation expense is recognized over the period during which service is required to be provided in exchange for the award (the vesting period). The stock-based compensation that was awarded to the board of directors in 2014 is for prior services rendered for which they had not previously been compensated.

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

The William Noyes Webster Foundation, Inc.

The Foundation, a non-profit Massachusetts corporation, has received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility in Plymouth, Massachusetts, and a medical marijuana dispensary in Dennis, Massachusetts. Heatley is the founder and a member of the board of directors of the Foundation.

Teaming Agreement – We believe it is highly likely that the board of directors of the Foundation will only approve contracts that have been negotiated and approved by Heatley. Consequently, on July 8, 2014, we entered into a Teaming Agreement (the "Teaming Agreement") with Heatley, in which, among other things: (1) we and Heatley agreed to use our respective best efforts, working exclusively together as a team, and not as a partnership or other entity, in order to consummate transactions, agreements, contracts or other arrangements pursuant to which we will provide capital and expertise to the Foundation; and (2) Heatley agreed that Heatley shall not, and shall not permit the Foundation to, discuss or negotiate for debt or equity financing, or consulting services or other expertise, from any third party. We claim that Heatley violated the Teaming Agreement by discussing and negotiating for debt or equity financing, or consulting services or other expertise, from at least one third party. Heatley claims that we violated the Teaming Agreement alleging that we failed to lend funds to the Foundation in accordance with the Teaming Agreement. We believe Heatley's claim to be baseless. No assurances whatsoever can be made that Heatley will comply with the terms of the Teaming Agreement, nor that we will be able to adequately enforce the terms of the Teaming Agreement if it is ever the subject of litigation.

Promissory Note – On July 14, 2014, the Foundation signed and delivered to us a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000, and is secured by a Security Agreement of even date therewith (the "Security Agreement"). The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and we may mutually agree upon. The Foundation and we mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, we paid $2,500 owed by the Foundation to one of its consultants, and we advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which could have totaled $897,500, had not yet been mutually agreed upon between the Foundation and us as of the date of the Note.

Between April and July 2015, we loaned an additional $135,350 to the Foundation, evidenced by the Note and secured by the Security Agreement. Following such additional loans, the principal of the loan from us to the Foundation, evidenced by the Note and secured by the Security Agreement, is now $737,850.

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

Uncollectable Note and Interest Receivable – We assessed the collectability of the Note based on the adequacy of the Foundation's collateral and the Foundation's capability of repaying the Note according to its terms. Based on this assessment, on September 1, 2015, we concluded that Note and interest receivable would not be collectible. As such, management wrote off the Note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

Contractual Cash Obligations and Commercial Commitments

Cultivation and dispensary of Medical Marijuana in the State of Massachusetts – On July 20, 2014, we entered into an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) we make certain loans to the Foundation which was found by Parare Partners Inc., (2) the Foundation constructs and brings into operation its planned medical marijuana cultivation facility in Plymouth, Massachusetts and a medical marijuana dispensary in Dennis, Massachusetts, (3) we directly or via subsidiaries enter into certain consulting agreements with the Foundation, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows:

5% of the first $1,000,000 of the aggregate principal amount of such loans
4% of the second $1,000,000 of the aggregate principal amount of such loans
3% of the third $1,000,000 of the aggregate principal amount of such loans
2% of the fourth $1,000,000 of the aggregate principal amount of such loans
1% of the aggregate principal amount of such loans that are in excess of $4,000,000

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at December 31, 2015.

During the nine month period ended September 30, 2015, MVJ Realty, LLC, an affiliate of AQSP director Vincent J. Mesolella ("MVJ Realty"), loaned a total of $23,000 to the Foundation, which $23,000 was purportedly used as follows: (a) $9,500 was used by the Foundation to pay the rent of the Plymouth Cultivation Facility for the month of May, 2015; (b) $6,900 was used by the Foundation to pay the rent of the Dennis Dispensary for the months of April and May, 2015; (c) $3,600 was used by the Foundation to pay for the general liability insurance policy covering the Plymouth Cultivation Facility and the Dennis Dispensary; and (d) $3,000 was used by the Foundation to pay the application fees for two applications (the "Two New Applications") by the Foundation to the Commonwealth of Massachusetts for licenses (the "Two New Licenses") to operate two new medical marijuana dispensaries in Massachusetts (the "Two New Dispensaries"). In making these $23,000 loans to the Foundation, MVJ Realty viewed itself as acting as an agent for us, and expected to eventually be reimbursed for the $23,000 by us subject to the execution and delivery by the Foundation to us of loan documents evidencing that the principal amount of the loan from us to the Foundation, evidenced by the Note and secured by the Security Agreement, had been increased by $23,000. The execution and delivery of such loan documents occurred on July 15, 2015, and MVJ Realty was reimbursed for the $23,000 in August 2015.

In the Two New Applications, the Foundation included background information in regard to each of our directors and officers.. If the Two New Licenses are awarded to the Foundation, then the Foundation may seek to obtain financing for the Two New Dispensaries from MVJ Realty/Acquired Sales. The Foundation and MVJ Realty/Acquired Sales have not yet entered into any agreements in regard to such potential financing, and we consider it to be extremely doubtful that any such agreements will ever be entered into in light of the on-going disputes between Heatley, the Foundation, and us regarding the Teaming Agreement.

At this time, no assurances or guarantees whatsoever can be made as to whether any transaction with the Foundation will be successfully consummated, nor on what terms.

Acquisition of Real Estate in Rhode Island

As discussed in AQSP's prior public filings, AQSP is attempting to acquire one or more of the Mesolella/Jacobs Properties. The Mesolella/Jacobs Properties are parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to AQSP. One of the Mesolella/Jacobs Properties is also partly owned by an affiliate of our chief executive officer, Gerard M. Jacobs.

During March, 2015, several independent members of our board of directors, including Joshua A. Bloom, M.D., Michael D. McCaffrey and Richard E. Morrissy, required that we retain a Member of the Appraisal Institute appraiser in Rhode Island to appraise both the Mesolella/Jacobs Properties and another parcel in Rhode Island owned by an unrelated third party (the "Unrelated Parcel").

Due to the fact that our independent directors on one hand, and Messrs. Mesolella and Jacobs on the other hand, have been unable to agree upon mutually acceptable valuations of the Mesolella/Jacobs Properties, we have not, and may never, consummate the purchase of any Mesolella/Jacobs Properties. If Messrs. Mesolella and Jacobs and our independent directors do not agree upon mutually acceptable valuations for the Mesolella/Jacobs Properties, it is unlikely that we will ever purchase any of them.

Simultaneous with Vincent J. Mesolella's agreement to negotiate in good faith regarding the possibility of us acquiring the Mesolella/Jacobs Properties, in November 2014, the officers and directors of the Company were awarded the right to purchase, directly or using a designee, for an aggregate price of $2 per director: (a) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $0.01 per share; and (b) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $1.85 per share, 100,000 of which warrants are vested, and 1.25 million of which warrants are subject to the condition that the Company shall have acquired at least one of the Mesolella/Jacobs Properties.

William C. Jacobs is the son of Gerard M. Jacobs, our chief executive officer. Since May 2014, William C. Jacobs has been employed by Acquired Sales as an independent contractor at the rate of $5,000 per month, plus expenses. Acquired Sales desires that William C. Jacobs continue to work for the Company as an independent contractor, and to eventually become a full-time employee of the Company. Derek V. Mesolella is the son of Vincent J. Mesolella, our lead outside director. Derek V. Mesolella was employed by Acquired Sales an independent contractor at the rate of $5,000 per month, plus expenses, from May 2014 through September 2015.

As an incentive to William C. Jacobs and to Derek V. Mesolella to provide services to the Company as aforesaid, and to develop and acquire high quality deals (high rate/high occupancy), Acquired Sales has agreed that Derek V. Mesolella (or an entity designated by him) and William C. Jacobs (or an entity designated by him), shall receive a royalty, for the maximum period of time allowed pursuant to applicable law, evidenced by recorded covenants running with the land, in regard to all self-storage facilities developed ("Developed SSF"), self-storage facilities acquired ("Acquired SSF"), mobile home and/or RV parks developed ("Developed MH/RV Parks") and mobile home and/or RV parks acquired ("Acquired MH/RV Parks") during the period of time when he is employed as an independent contractor or full-time employee of the Company, such royalty to be calculated as follows:

(a)	Developed SSF: $1.50 per month per occupied unit;
(b)	Acquired SSF: $1.00 per month per occupied unit;
(c)	Developed MH/RV Parks: $1.50 per month per occupied pad; and
(d)	Acquired MH/RV Parks: $1.00 per month per occupied pad;
subject to percentage rate adjustments every five years based upon increases or decreases in the average rent per occupied unit during such five year period.

We expect to pay industry-standard development fees and expenses to individuals and companies that assist us in developing its real estate, including but not limited to related parties who perform services for the Company, whether as independent contractors, employees or directors (such as Vincent J. Mesolella, Derek V. Mesolella and William C. Jacobs).

Other Potential Transactions

We are actively discussing/negotiating potential transactions to acquire, or to supply real estate, capital and/or expertise, to other entities that intend to grow and dispense medical marijuana and/or recreational marijuana. We are also in active discussions/negotiations regarding certain other business opportunities, including but not limited to gaming facilities, virtual gift bags, carwashes, and the acquisition of apartment buildings and other real estate. No assurances or guarantees whatsoever can be made as to whether any of such transactions will be successfully consummated, nor on what terms.

Other Matters

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We intend to defend vigorously against any such claims. Although the outcome of these other matters is currently not determinable, our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2015 and December 31, 2014 begins on page F-1 of this Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our chief executive officer, Gerard M. Jacobs, evaluated the effectiveness of the Company's disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Gerard M. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.

(b) Management's annual report on internal control over financial reporting

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

During December 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2015 was not effective. Management identified the following material weaknesses as of December 31, 2015:

(1)
There existed a lack of segregation of duties in regard to the Company's financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

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

Beginning in March 2010, the Company began emailing or mailing to Mr. Vincent J. Mesolella a copy of each monthly statement from its bank summarizing all activity in the Company's checking account, for review and questioning as appropriate. The purpose of Mr. Vincent J. Mesolella's involvement is to provide monitoring, oversight and assistance to Mr. Gerard M. Jacobs, chief executive officer, in the preparation and reporting of the Company's financial statements.

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2015. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the SEC.

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

Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in internal control over financial reporting

Our chief executive officer has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current directors and executive officer as of December 31, 2015.

Name	Age	Position

Gerard M. Jacobs	60	Chairman of the Board, chief executive officer, chief development officer, secretary, and treasurer

James S. Jacobs, M.D.	62	Director

Michael D. McCaffrey	70	Director

Richard E. Morrissy	61	Director

Vincent J. Mesolella	65	Director

Joshua A. Bloom, M.D.	60	Director

Our directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our chief executive officer serves at the discretion of our Board of Directors, until his death, or until he resigns or has been removed from office.

Gerard M. Jacobs, age 60, is chairman of our board of directors, chief executive officer, chief development officer, secretary, and treasurer. Mr. Jacobs has been a private investor since 2006. In 2001, Gerard M. Jacobs took control of CGI Holding Corporation, and served as its CEO and member of its board of directors until 2006. Under Gerard M. Jacobs' guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:MKT: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its CEO and member of its board of directors until 1999. Under Mr. Jacobs' guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (trading symbol SMSMY). We believe that Gerard M. Jacobs' experience serving as the CEO of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Gerard M. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Gerard M. Jacobs' brother James S. Jacobs, M.D. is also a member of our board of directors.

Joshua A. Bloom, M.D., age 60, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha, Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom has served on the board of directors of Kenosha Health Services Corporation since 1993 and the board of Hospice Alliance, Inc since 1994 and Medical Director there since 1998. He has also served on the board of the Beth Israel Sinai Congregation since 1998 where he served as the President from 2004 until 2012. We believe that Dr. Bloom's experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

James S. Jacobs, M.D., age 62, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that Dr. Jacobs' experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, age 70, has been a member of our board of directors since July 2007. He is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders' interests and insurers' interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases. We believe that Michael D. McCaffrey's experience serving as a litigator and advisor to corporations, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, age 61, has been a member of our board of directors since July 2007. He is the Senior Research Specialist at the Department of Surgery – CS within the UIC College of Medicine. Mr. Morrissy is a project coordinator for the School of Pharmacy. His duties include serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health's National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men's prostates. The project at UIC's internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy has managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He has also designed and led focus groups, designed and critiqued research surveys, edited manuscripts and scientific journals. We believe that Mr. Morrissy's experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation. He received a B.A. in History from Western Illinois University in 1976.

Vincent J. Mesolella, age 65, has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and chief executive officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella's experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officer has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13, "Certain Relationships and Related Transactions, and Director Independence," none of our directors, director nominees or executive officer has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is currently composed of six members: Messrs. Gerard M. Jacobs, Joshua A. Bloom, M.D., James S. Jacobs, M.D., Michael D. McCaffrey, Richard E. Morrissy and Vincent J. Mesolella. Our board of directors has determined that Joshua A. Bloom, M.D., Michael D. McCaffrey, Richard E. Morrissy and Vincent J. Mesolella are independent directors at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

Audit Committee and Audit Committee Financial Expert

We have an audit committee consisting of Joshua A. Bloom, M.D., Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members. We have not adopted an Audit Committee charter. Vincent J. Mesolella serves as our audit committee chairman and financial expert. Our audit committee performs the following functions including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

Board Meetings; Nominating Committee

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board's decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. In the year ended December 31, 2015, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

We have a nominating committee consisting of the following members: Joshua A. Bloom, M.D., Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy. Michael D. McCaffrey is the nominating committee Chairman.

Code of Ethics

We currently have not adopted a code of ethics due to our limited size and operations. We have considered adopting a Code of Business Conduct and Ethics (the "Code") in the past. We expect to adopt the Code or something similar in the future. The purpose of the Code is to assist the Company and its employees, officers and directors with the Company's goals of conducting its business and affairs in accordance with applicable laws, rules and regulations and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. The Company expects that any consultants or other service providers it retains will adhere to the Code.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our directors, executive officers and 10% holders have met all applicable filing requirements, except as described in this paragraph:

Daniel F. Terry, Jr. is a holder of 10% of our common stock and has not filed a Form 3. Vincent Mesolella a member of our board of directors and holder of warrants to purchase shares of our common stock has not filed a Form 3 or Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

As of December 31, 2015, we did not experience any cash flow event as a result of any payment to an executive. We have not provided retirement benefits or severance or change of control benefits to our named chief executive officer, Gerard M. Jacobs. Unexercised options or warrants issued as compensation held by our executive officers at the year ended 2015 are set out in the following table. No equity awards were made during the year ended December 31, 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gerard M. Jacobs, CEO(1)	2015	$-	$-	$-	$-	$-	$-	$-		$-
	2014	$-	$-	$-	$-	$-	$-	$2,857,905	(2)	$2,857,905

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

(2)
In 2014, Mr. Jacobs was granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024, if a required performance contingency is met. The combined fair value of these warrants, which was expensed in the 2014 income statement, is shown in the 2014 "All Other Compensation" column of the table above.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal years ended December 31, 2015 and 2014.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)		Total ($)
Gerard M. Jacobs	2015 2014	- -	- -	- -	- -	- -	$- $2,857,905	(1)	$ - $2,857,905
Joshua A. Bloom, M.D.	2015 2014	- -	- -	- -	- -	- -	$- $95,263	(2)	$ - $95,263
James S. Jacobs, M.D.	2015 2014	- -	- -	- -	- -	- -	$- $95,263	(2)	$ - $95,263
Michael D. McCaffrey	2015 2014	- -	- -	- -	- -	- -	$- $95,263	(2)	$ - $95,263
Vincent J. Mesolella	2015 2014	- -	- -	- -	- -	- -	$- $1,905,270	(3)	$ - $1,905,270
Richard E. Morrissy	2015 2014	- -	- -	- -	- -	- -	$- $95,263	(2)	$ - $95,263

(1)
In 2014, Mr. Gerard M. Jacobs was granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024, if a required performance contingency is met. The combined fair value of these warrants, which was expensed in the 2014 income statement, is shown in the 2014 "All Other Compensation" column of the table above.

(2)
In 2014, Dr. Joshua A. Bloom, Dr. James S. Jacobs, Mr. Michael D. McCaffrey, and Mr. Richard E. Morrissy each were granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 25,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 25,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024. The combined fair value of these warrants, which was expensed in the 2014 income statement, is shown in the 2014 "All Other Compensation" column of the table above.

(3)
In 2014, Mr. Vincent J. Mesolella was granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024, if a required performance contingency is met. The combined fair value of these warrants, which was expensed in the 2014 income statement, is shown in the 2014 "All Other Compensation" column of the table above.

Compensation Discussion and Analysis

The Company does not have any paid employees and has not yet entered into long term executive or non-executive employment agreements, so as to limit the Company's exposure and liability. As indicated elsewhere in this Form 10-K, the Company regularly engages outside consultants, accountants, independent contractors and other professional service providers for purposes of providing services to the Company. The Company endeavors, where able, to issue options in lieu of cash compensation, so as to preserve capital where needed and limit cash risk exposure.

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

Compensation Committee

Our directors and chief executive officer do not receive remuneration from us unless approved by the Board of Directors, but we may enter into employment agreements with officers in the future. No such payment shall preclude any director from serving us in any other capacity and receiving compensation in connection with that service. In the year ended December 31, 2014, our chief executive officer and directors were issued rights to purchase warrants to purchase 2,700,000 shares of common stock of the Company at between $0.01 and $1.85 per share. We have a compensation committee consisting of Joshua A. Bloom, M.D., Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members. Joshua A. Bloom, M.D. serves as the committee's chairman.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for our chief executive officer outstanding as of December 31, 2015.  The options are exercisable at the respective prices listed below.

Outstanding Equity Awards At Fiscal Year End
(see description of columns (a) through (j) below)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gerard M. Jacobs, CEO	605,000	-	-	$2.00	9/29/2021
	100,000			$0.001	11/4/2020
	471,698			$2.00	11/4/2020

Description of Columns (a) through (j):
(a)	The name of the named executive officer (column (a));
(b)	On an award-by-award basis, the number of securities underlying unexercised options, including awards that have been transferred other than for value, that are exercisable and that are not reported in column (d) (column (b));
(c)	On an award-by-award basis, the number of securities underlying unexercised options, including awards that have been transferred other than for value, that are unexercisable and that are not reported in column (d) (column (c));
(d)	On an award-by-award basis, the total number of shares underlying unexercised options awarded under any equity incentive plan that have not been earned (column (d));
(e)	For each instrument reported in columns (b), (c) and (d), as applicable, the exercise or base price (column (e));
(f)	For each instrument reported in columns (b), (c) and (d), as applicable, the expiration date (column (f));
(g)	The total number of shares of stock that have not vested and that are not reported in column (i) (column (g));
(h)	The aggregate market value of shares of stock that have not vested and that are not reported in column (j) (column (h));
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company's knowledge, owns more than 5% of its Common Stock, (ii) each of the Company's named executive officers and directors, and (iii) all of the Company's named executive officers and directors as a group. Shares of the Company's Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 2,269,648 shares of Common Stock issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Voting Securities

Gerard M. Jacobs (1)	3,313,321	146.0%
Lincolnshire Associates II Ltd (2)	142,453	6.3%
Joshua A. Bloom, M.D. (3)	80,000	3.5%
Roberti Jacobs Family Trust (4)	466,623	20.6%
Roger S. Greene (5)	155,708	6.9%
Michael D. McCaffrey (6)	80,000	3.5%
Richard E. Morrissy (7)	80,000	3.5%
Vincent J. Mesolella (8)	247,862	10.9%
Joseph S. Keller (9)	150,000	6.6%
James S. Jacobs, M.D. (10)	190,000	8.4%
Daniel F. Terry, Jr. (11)	734,500	32.4%
Minh N. Le (12)	704,986	31.1%
Total Officers and Directors as group (6 persons)	3,991,183(13)	175.9%

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

(4)
The address for the Roberti Jacobs Family Trust is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Mr. Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Gerard M. Jacobs is one of the grantors of the trust corpus, Mr. Gerard M. Jacobs' mother-in-law, Joan B. Roberti, is the trustee, and Mr. Gerard M. Jacobs' children are the beneficiaries. The trust is irrevocable. The Trust's 466,623 shares consist of (a) 181,623 shares owned, and (b) 285,000 warrants owned at between $2.00 and $3.50 per share.

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

(13)
Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust and Mr. Gerard M. Jacobs, collectively total 3,313,321 shares (which total includes unexercised options, warrants and rights to purchase warrants which may be exercised at any time in the discretion of the holder or his designee) which may be voted together (without any double counting). The other directors and officers hold a total of 677,862 shares which includes unexercised options, warrants and rights to purchase warrants which may be exercised at any time in the discretion of the holder or his designee.

COMPENSATION PLANS
Equity Compensation Plans

None.

Option Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes transactions since January 1, 2013, to which we have been a party and, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers, or beneficial holders of more than 5% of our voting securities, or their affiliates or immediate family members, had or will have a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties.

We are attempting to acquire one or more parcels of real estate in Rhode Island, referred to as the Mesolella/Jacobs Properties, that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to AQSP. One of the Mesolella/Jacobs Properties is also partly owned by an affiliate of our chief executive officer, Gerard M. Jacobs.

During March, 2015, several independent members of our board of directors, including Joshua A. Bloom, M.D., Michael D. McCaffrey and Richard E. Morrissy, required that we retain a Member of the Appraisal Institute appraiser in Rhode Island to appraise both the Mesolella/Jacobs Properties and another parcel in Rhode Island owned by an unrelated third party.

As an incentive to William C. Jacobs and to Derek V. Mesolella to provide services to the Company as aforesaid, and to develop and acquire high quality deals (high rate/high occupancy), Acquired Sales has agreed that Derek V. Mesolella (or an entity designated by him) and William C. Jacobs (or an entity designated by him), shall receive a royalty, for the maximum period of time allowed pursuant to applicable law, evidenced by recorded covenants running with the land, in regard to all self-storage facilities developed, self-storage facilities acquired, mobile home and/or RV parks developed and mobile home and/or RV parks acquired during the period of time when he is employed as an independent contractor or full-time employee of the Company, such royalty to be calculated as follows:

(a)	Developed SSF: $1.50 per month per occupied unit;
(b)	Acquired SSF: $1.00 per month per occupied unit;
(c)	Developed MH/RV Parks: $1.50 per month per occupied pad; and
(d)	Acquired MH/RV Parks: $1.00 per month per occupied pad;
subject to percentage rate adjustments every five years based upon increases or decreases in the average rent per occupied unit during such five year period.

We expect to pay industry-standard development fees and expenses to individuals and companies that assist us in developing its real estate, including but not limited to related parties who perform services for the Company, whether as independent contractors, employees or directors (such as Vincent J. Mesolella, Derek V. Mesolella and William C. Jacobs).

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following represents fees for all professional services provided by Eide Bailly for the audit, audit related services, and tax services for the years ended December 31, 2015 and 2014:

Audit Fees. Fees for audit services provided by Eide Bailly totaled $54,750 for 2015, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q. Fees for audit services provided by Eide Bailly totaled $72,394 for 2014, including fees associated with the annual audit and the review of our quarterly reports on Form 10-Q.

Audit Related Fees. Fees for audit related services provided by Eide Bailly for 2014 were $54,551 relating to audit of the financial statements of PPV, Bravo and RCT.

Tax Fees. Fees for tax services provided by Eide Bailly, including tax compliance, were $7,900 for 2015.
Fees for tax services provided by Eide Bailly, including tax compliance, were $15,880 for 2014.
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

Form 10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012
Form 8-K	January 16, 2013
10.25 99.1	Stock Purchase Agreement dated January 11, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC. Press Release

Form 8-K	February 12, 2013
10.26	Amendment No. 1 Stock Purchase Agreement

Form 8-K	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement
Form 8-K 99.1	September 4, 2013 Letter – Change of certifying accountant due to acquisition of accountant
Form 8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013

Form 8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.

Form 8-K 10.32 99.1 Form 8-K 99.1 This Form 10-K	December 2, 2014 Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc. Press Release February 5, 2015 Press Release March 28, 2016
31.1
Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

32.1
Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

101.INS 101.PRE 101.LAB 101.DEF 101.CAL 101.SCH
XBRL Instance Document*
XBRL Taxonomy Extension Presentation Linkbase*
XBRL Taxonomy Extension Label Linkbase*
XBRL Taxonomy Extension Definition Linkbase*
XBRL Taxonomy Extension Calculation Linkbase*
XBRL Taxonomy Extension Schema*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed "furnished" and not "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed "furnished" and not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Reports on Form 8-K

River Country Transport, Inc. Letter of Intent

On February 5, 2015, we filed an 8-K pursuant to Item 8.01 Other Events announcing that we had signed a letter of intent to acquire River Country Transport, Inc., subject to the parties meeting several conditions.

Termination of River Country Transport, Inc. and PPV Letters of Intent

On March 12, 2015, we filed an 8-K pursuant to Item 8.01 Other Events announcing that we had terminated letters of intent with River Country Transport, Inc., as well as PPV, Inc. and its wholly-owned subsidiary Bravo Environmental NW, Inc. due to the fact that we were unable to resolve certain concerns and issues to our satisfaction. Similar to the PPV/Bravo letter of intent, the letter with RCT allowed for due diligence "satisfactory to each of the Parties, each in his sole discretion."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
(Chief Executive Officer)

Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer
Date: March 28, 2016

/s/ Joshua A. Bloom, M.D.
Joshua A. Bloom, M.D.
Director
Date: March 28, 2016

/s/ James S. Jacobs, M.D.
James S. Jacobs, M.D.
Director
Date: March 28, 2016

/s/ Michael D. McCaffrey
Michael D. McCaffrey
Director
Date: March 28, 2016

/s/ Richard E. Morrissy
Richard E. Morrissy
Director
Date: March 28, 2016

/s/ Vincent J. Mesolella
Vincent J. Mesolella
Director
Date: March 28, 2016

ACQUIRED SALES CORP.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Acquired Sales Corp.

We have audited the accompanying balance sheets of Acquired Sales Corp. as of December 31, 2015 and 2014, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. Acquired Sales Corp.'s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acquired Sales Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had an accumulated deficit of $13,523,308 at December 31, 2015. During the year ended December 31, 2015, the Company suffered losses from continuing operations, used cash in its operating activities from continuing operations and has no source of revenue or income. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Salt Lake City, Utah
March 28, 2016

ACQUIRED SALES CORP.
BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$27,781	$587,937
Prepaid expenses	-	7,985
Total Current Assets	27,781	595,922
Note receivable	25,000	602,500
Interest receivable	-	35,926
Total Assets	$52,781	$1,234,348
LIABILITIES AND SHAREHOLDERS' EQUITY

Trade accounts payable	$19,295	$24,982
Total Current Liabilities	19,295	24,982
Shareholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
2,269,648 shares outstanding	2,270	2,270
Additional paid-in capital	13,554,524	13,554,524
Accumulated deficit	(13,523,308)	(12,347,428)
Total Shareholders'Equity	33,486	1,209,366
Total Liabilities and Shareholders' Equity	$52,781	$1,234,348

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014
Selling, General and Administrative Expense	$(404,371)	$(310,761)
Bad Debt Expense	(835,277)	-
Stock Compensation Expense	-	(5,144,229)
Interest Income	61,501	35,926
Other Income	2,267	23,188
Loss from Continuing Operations	(1,175,880)	(5,395,876)
Gain on Disposal of Discontinued Operations	-	74,605
Income from Discontinued Operations	-	-
Net Income (Loss)	$(1,175,880)	$(5,321,271)
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.52)	$(2.37)
Discontinued Operations	-	0.03
Basic and Diluted Earnings (Loss) per Share	$(0.52)	$(2.34)

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2013	2,269,648	$2,270	$8,410,295	$(7,026,157)	$1,386,408
Net income (loss)				(5,321,271)	(5,321,271)
Share-based compensation to the Board of Directors			5,144,229		5,144,229
Balance, December 31, 2014	2,269,648	2,270	13,554,524	(12,347,428)	1,209,366
Net income (loss)	-	-	-	(1,175,880)	(1,175,880)
Balance, December 31, 2015	2,269,648	$2,270	$13,554,524	$(13,523,308)	$33,486

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(1,175,880)	$(5,321,271)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Bad debt expense	835,277	-
Income from discontinued operations	-	(74,605)
Stock compensation expense	-	5,144,229
Changes in operating assets and liabilities:
Prepaid expenses	7,985	(7,985)
Accrued interest receivable	(61,501)	(35,926)
Accounts payable	(5,687)	4,096
Net Cash Used in Operating Activities	(399,806)	(291,462)
Cash Flows From Investing Activities
Proceeds from sale of discontinued operations, net of cash sold	-	1,074,605
Notes receivable	(160,350)	(602,500)
Net Cash (Used In) Provided by Investing Activities	(160,350)	472,105
Cash Flow From Financing Activities
Proceeds from borrowing under related party note payable	-	300,000
Payments on notes payable - related parties	-	(300,000)
Payment of obligation under stock repurchase	-	(20,000)
Net Cash Provided by (Used in) Financing Activities	-	(20,000)
Net (Decrease) Increase in Cash	(560,156)	160,643
Cash and Cash Equivalents at Beginning of Year	587,937	427,294
Cash and Cash Equivalents at End of Year	$27,781	$587,937

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$834

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – On February 13, 2012, Acquired Sales Corp. (hereinafter sometimes referred to as "Acquired Sales", "AQSP" or the "Company") purchased 100% of the equity interests of Defense & Security Technology Group, Inc. ("DSTG"). On September 30, 2013, Acquired Sales sold 100% of the capital stock of DSTG to Minh Le, the previous owner of DSTG prior to its acquisition. DSTG's results of operations have been included in the Company's operations through September 30, 2013 and have been reclassified as discontinued operations.

On January 12, 2013, Acquired Sales entered into an agreement with Drumright Group, LLC ("Drumright") that was closed on February 11, 2013, wherein Acquired Sales sold 100% of the capital stock of Cogility Software Corporation ("Cogility") to Drumright. Cogility's results of operations have been reclassified as discontinued operations.

The sale of Cogility and DSTG eliminated the Company's sources of revenue. The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2015 of $13,523,308.

The accompanying financial statements include the accounts and operations of Acquired Sales for all periods presented.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2015 and 2014:

	For the Year Ended
	December 31,
	2015	2014
Loss from continuing operations	$(1,175,880)	$(5,395,876)
Income from discontinued operations	-	74,605
Net income (loss)	$(1,175,880)	$(5,321,271)
Basic and Diluted Weighted
Average Shares Outstanding	2,269,648	2,269,648
Basic and Diluted Earnings (Loss) per Share
Continuing Operations	$(0.52)	$(2.37)
Discontinued Operations	-	0.03
Net income (loss)	$(0.52)	$(2.34)

There were 2,148,774 stock options and 3,638,000 warrants outstanding during the year ended December 31, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 stock options and 4,988,000 warrants outstanding during the year ended December 31, 2014 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. The effective date is the first quarter of fiscal year 2016. The Company has not determined the potential effects on the financial statements.

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $13,523,308 as of December 31, 2015. During the year ended December 31, 2015, the Company recognized a loss of $1,175,880 from continuing operations. The Company used net cash of $399,806 in operating activities of continuing operations. As discussed in Note 3, on September 1, 2015, the Company determined that the note and related interest receivable due from the William Noyes Webster Foundation, Inc. (the "Foundation") would not be collectible. As such, the Company wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

The sale of Cogility and DSTG eliminated the Company's source of revenue. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – NOTES RECEIVABLE

The William Noyes Webster Foundation, Inc.

The William Noyes Webster Foundation, Inc. ("the Foundation"), a non-profit Massachusetts corporation, has received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility in Plymouth, Massachusetts, and a medical marijuana dispensary in Dennis, Massachusetts. Jane W. Heatley ("Heatley") is the founder and a member of the board of directors of the Foundation.

Teaming Agreement – The Company believes it is highly likely that the board of directors of the Foundation will only approve contracts that have been negotiated and approved by Heatley. Consequently, on July 8, 2014, the Company entered into a Teaming Agreement (the "Teaming Agreement") with Heatley, in which, among other things: (1) the Company and Heatley agreed to use their respective best efforts, working exclusively together as a team, and not as a partnership or other entity, in order to consummate transactions, agreements, contracts or other arrangements pursuant to which the Company will provide capital and expertise to the Foundation; and (2) Heatley agreed that Heatley shall not, and shall not permit the Foundation to, discuss or negotiate for debt or equity financing, or consulting services or other expertise, from any third party. The Company claims that Heatley violated the Teaming Agreement by discussing and negotiating for debt or equity financing, or consulting services or other expertise, from at least one third party. Heatley claims that the Company violated the Teaming Agreement alleging that the Company failed to lend funds to the Foundation in accordance with the Teaming Agreement. The Company believes Heatley's claim to be baseless. No assurances whatsoever can be made that Heatley will comply with the terms of the Teaming Agreement, nor that the Company will be able to adequately enforce the terms of the Teaming Agreement if it is ever the subject of litigation.

Promissory Note – On July 14, 2014, the Foundation signed and delivered to the Company a Secured Promissory Note (the "Note") which is in the stated loan amount of $1,500,000, and is secured by a Security Agreement of even date therewith (the "Security Agreement"). The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and the Company may mutually agree upon. The Foundation and the Company mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, the Company paid $2,500 owed by the Foundation to one of its consultants, and the Company advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which could have totaled $897,500, had not yet been mutually agreed upon between the Foundation and the Company as of the date of the Note.

Between April and July 2015, the Company loaned an additional $135,350 to the Foundation, evidenced by the Note and secured by the Security Agreement. Following such additional loans, the principal of the loan from the Company to the Foundation, evidenced by the Note and secured by the Security Agreement, is now $737,850.

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

Uncollectable Note and Interest Receivable – The Company assessed the collectability of the Note based on the adequacy of the Foundation's collateral and the Foundation's capability of repaying the Note according to its terms. Based on this assessment, on September 1, 2015, the Company concluded that Note and interest receivable would not be collectible. As such, the Company wrote off the Note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

One-Seven, LLC

One-Seven, LLC ("One-Seven") is a business investment firm that hopes to make equity and/or debt investments in privately held and/or publicly traded companies from time to time. On October 9, 2015, the Company's chief executive officer, Gerard M. Jacobs, loaned money to One-Seven. On November 4, 2015, the Company entered into an Agreement with One-Seven, its Managing Partner Douglas Stukel ("Stukel"), and Gerard M. Jacobs pursuant to which the Company loaned $50,000 interest-free to One-Seven. As of December 31, 2015, $25,000 of the loan had been repaid to the Company by One-Seven, and the balance of $25,000 was still held by the Company as a receivable from One-Seven. The loan was repaid in full as of January 5, 2016. In consideration of such $50,000 loan to One-Seven, One-Seven and Stukel agreed that if One-Seven is successful in securing additional funding, then Stukel and One-Seven are obligated to use good faith efforts to work with Gerard M. Jacobs and the Company, as a team and not as a partnership, joint venture or other entity, in order to explore and hopefully close transactions pursuant to which: (a) One-Seven may provide debt, convertible debt and/or equity to the Company, all on mutually acceptable terms and conditions; (b) One-Seven may provide debt, convertible debt and/or equity to business entities that may be wholly or partly purchased by, or merged into, the Company, all on mutually acceptable terms and conditions; and (c) Stukel may participate in the management of the Company and obtain a salary and a package of stock options and/or warrants to purchase shares of common stock of the Company, all on mutually acceptable terms and conditions.

There is no assurance that the Company will consummate any transactions involving One-Seven or Mr. Stukel.

NOTE 4 – SHAREHOLDERS' EQUITY

Share-Based Compensation – The Company has granted its chief executive officer and directors the rights to purchase warrants to purchase common stock as compensation for their services. Share-based compensation expense recognized during the years ended December 31, 2015 and 2014 was $0 and $5,144,229, respectively. In prior years, the Company has also granted stock options and warrants as compensation to management, to the board of directors, and to a consultant.

On November 28, 2014, the Company's chief executive officer and directors were issued rights to purchase warrants, which do not require shareholder approval, to purchase an aggregate of 1,350,000 shares of common stock of the Company at $0.01 per share and rights to purchase warrants to purchase an aggregate of 1,350,000 shares of common stock at $1.85 per share, which rights to purchase warrants do not require shareholder approval. The $0.01 warrants became exercisable once the Company's common stock closed at not less than $3.50 per share on at least ten consecutive trading days. This condition was met in December 2014. The $1.85 warrants contained this condition which has been met, but 1,250,000 of the $1.85 warrants also are conditioned upon the acquisition by the Company of at least one of certain real estate properties owned by entities controlled by one of the Company's directors, Vincent J. Mesolella. When exercisable, the warrants are exercisable through December 31, 2024. The grant-date fair value of these warrants was $5,144,229, or a weighted-average fair value of $1.91 per share, determined by the Black-Scholes option pricing model using the following weighted-average assumptions: expected future stock volatility of 147%; risk-free interest rate of 1.49%; dividend yield of 0% and an expected term of 5.0 years. The expected future stock volatility was based on the combined volatility of Acquired Sales' stock and two peer companies' stock volatilities. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the warrants. The expected term of each warrant was based on the midpoint between the date the warrant vests and the contractual term of the warrant.

On November 28, 2014, the Company's chief executive officer and directors were also issued rights to purchase warrants, which do not require shareholder approval, to purchase an aggregate of 1,350,000 shares of common stock of the Company at the same price per share of Acquired Sales' stock paid by the investor(s) in the planned capital raise of at least $15,000,000 by May 31, 2015 to fund the cash portion of the PPV merger consideration (the "Capital Raise Price Per Share"), with the exercise of 1,250,000 of these warrants being conditioned upon the acquisition by the Company of four real estate properties owned by entities controlled by one of the Company's directors, Vincent J. Mesolella.

The fair value of the warrants was estimated by a valuation firm, on the date of grant, using a Monte Carlo Simulation model. Using this model, the Company assumed that the performance conditions would be achieved. If such conditions were not met, no compensation cost would be recognized and any recognized compensation cost would be reversed. The weighted-average grant-date fair value of the warrants was $1.88 per share, for a total value of $2,536,472, based on the following weighted-average assumptions: an expected future stock volatility of 147%, which was the combined volatility of Acquired Sales' stock and two peer companies' stock volatilities; risk-free interest rate of 1.50% and a dividend yield of 0%. The expected term of 5.0 years was determined by the simulation. The risk-free interest rate was based on the U.S. Treasury Constant Maturity Yield over the expected term of the warrants. The Company terminated its letter of intent to acquire PPV on March 11, 2015, and as such terminated its efforts to raise the capital necessary to acquire PPV.

On July 20, 2015, the board of directors of the Company agreed and acknowledged that all of the rights to purchase warrants, granted to members of the board of directors of the Company, whose exercise price was based on the planned capital raise to fund the proposed acquisition of PPV, Inc. are now terminated. As a result of this termination, rights to purchase warrants, granted to members of the board of directors of the Company, exercisable into 1,350,000 shares of the Company have been terminated, and no compensation expense related to these warrants has been recognized to date.

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2015 and changes during the year then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2014	6,198,774	$1.56
Terminated warrants	(1,350,000)
Outstanding, December 31, 2015	4,848,774	$1.56	7.14	$768,125
Exercisable, December 31, 2015	3,598,774	$1.46	5.80	$768,125

Note:
(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. The warrants were outstanding at December 31, 2015 and 2014. At December 31, 2015, the financing warrants had a weighted-average exercise price of $2.32 per share, a weighted-average remaining contractual term of 0.86 years and an aggregate intrinsic value of $0.

NOTE 5 – INCOME TAXES

During the years ended December 31, 2015 and 2014, the Company did not incur any current tax on its continuing operations and there was no deferred tax provision or benefit from continuing operations. At December 31, 2015, the Company has U.S. Federal net operating loss carry forwards of $1,727,713 that will expire in 2030 through 2034 if not used by those dates.

As of December 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the Company's effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company's policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company's tax returns are subject to examination for the years ended December 31, 2010 through 2014. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2015	2014
Tax expenses (benefit) at statutory rate (34%)	$(398,099)	$(1,809,232)
State tax benefit, net of federal benefit	(38,639)	(175,602)
Non-deductible expenses	2,108	4,074
Revision of prior years' deferred tax assets	(27,828)	(86,347)
Change in estimated future income tax rates	(0)	7,254
Change in valuation allowance	462,458	2,059,853
Provision for Income Taxes	$-	$-

The tax effects of temporary differences and carry forwards that gave rise to the net deferred income tax asset as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Operating loss carry forwards	$644,437	$54,911
Stock-based compensation	2,874,127	1,800,480
Other	233	-
Less: Valuation allowance	(3,518,797)	(1,855,391)
Net Deferred Income Tax Asset	$-	$-

The deferred tax asset valuation allowance increased by $1,663,406 and increased by $2,059,852 during the years ended December 31, 2015 and 2014, respectively.

NOTE 6 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Medical Marijuana in Massachusetts:

As discussed in Note 3, the Company has agreements with Heatley and the Foundation.

On July 20, 2014, the Company entered into an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) the Company makes certain loans to the Foundation which was found by Parare Partners Inc., (2) the Foundation constructs and brings into operation its planned medical marijuana cultivation facility in Plymouth, Massachusetts and a medical marijuana dispensary in Dennis, Massachusetts, (3) the Company directly or via subsidiaries enters into certain consulting agreements with the Foundation, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder's fee will be calculated as follows:

5% of the first $1,000,000 of the aggregate principal amount of such loans
4% of the second $1,000,000 of the aggregate principal amount of such loans
3% of the third $1,000,000 of the aggregate principal amount of such loans
2% of the fourth $1,000,000 of the aggregate principal amount of such loans
1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at December 31, 2015.

During the nine month period ended September 30, 2015, MVJ Realty, LLC, an affiliate of AQSP director Vincent J. Mesolella ("MVJ Realty"), loaned a total of $23,000 to the Foundation, which $23,000 was purportedly used as follows: (a) $9,500 was used by the Foundation to pay the rent of the Plymouth Cultivation Facility for the month of May, 2015; (b) $6,900 was used by the Foundation to pay the rent of the Dennis Dispensary for the months of April and May, 2015; (c) $3,600 was used by the Foundation to pay for the general liability insurance policy covering the Plymouth Cultivation Facility and the Dennis Dispensary; and (d) $3,000 was used by the Foundation to pay the application fees for two applications (the "Two New Applications") by the Foundation to the Commonwealth of Massachusetts for licenses (the "Two New Licenses") to operate two new medical marijuana dispensaries in Massachusetts (the "Two New Dispensaries"). In making these $23,000 loans to the Foundation, MVJ Realty viewed itself as acting as an agent for the Company, and expected to eventually be reimbursed for the $23,000 by the Company subject to the execution and delivery by the Foundation to the Company of loan documents evidencing that the principal amount of the loan from the Company to the Foundation, evidenced by the Note and secured by the Security Agreement, had been increased by $23,000. The execution and delivery of such loan documents occurred on July 15, 2015, and MVJ Realty was reimbursed for the $23,000 in August 2015.

In the Two New Applications, the Foundation included background information in regard to each of the Company's directors and officers. If the Two New Licenses are awarded to the Foundation, then the Foundation may seek to obtain financing for the Two New Dispensaries from MVJ Realty/AQSP. The Foundation and MVJ Realty/AQSP have not yet entered into any agreements in regard to such potential financing, and the Company considers it to be extremely doubtful that any such agreements will ever be entered into in light of the on-going disputes between Heatley, the Foundation, and the Company regarding the Teaming Agreement.

At this time, no assurances or guarantees whatsoever can be made as to whether any transaction with the Foundation will be successfully consummated, nor on what terms.