Form 10-Q
period 2016-03-31
ACQUIRED SALES CORP
filed 2016-05-13
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(847) 915-2446
(Registrant's telephone number, including area code)

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
Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common units, as of the latest practicable date: 2,269,648 shares of common stock, par value $.001 per share, outstanding as of May 13, 2016.

ACQUIRED SALES CORP.

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

The results for the period ended March 31, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 28, 2016 for the period ended December 31, 2015.

ACQUIRED SALES CORP.
INDEX TO CONDENSED FINANCIAL STATEMENTS

Page
Condensed Balance Sheets, March 31, 2016 and December 31, 2015 (Unaudited)	5
Condensed Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	6
Condensed Statements of Shareholders' Equity (Deficit) for the Three Months Ended March 31, 2015 and 2016 (Unaudited)	7
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	8
Notes to the Condensed Financial Statements (Unaudited)	9-13

INDEX
ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$13,857	$27,781
Total Current Assets	13,857	27,781
Notes Receivable	-	25,000
Total Assets	$13,857	$52,781
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable	$29,463	$19,295
Total Liabilities	29,463	19,295
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized;
2,269,648 shares outstanding	2,270	2,270
Additional Paid-in Capital	13,554,524	13,554,524
Accumulated Deficit	(13,572,400)	(13,523,308)
Total Shareholders' Equity (Deficit)	(15,606)	33,486
Total Liabilities and Shareholders' Equity	$13,857	$52,781

See the accompanying notes to condensed financial statements.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Selling, General and Administrative Expense	$(49,120)	$(239,372)
Interest Income	-	19,879
Other Income	28	2,267
Net Loss	(49,092)	(217,226)

Basic and Diluted Earnings Loss per Share	$(0.02)	$(0.10)

See the accompanying notes to condensed financial statements.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	2,269,648	$2,270	$13,554,524	$(12,347,428)	$1,209,366
Net Loss	-	-	-	(217,226)	(217,226)
Balance, March 31, 2015	2,269,648	$2,270	$13,554,524	$(12,564,654)	$992,140

Balance, December 31, 2015	2,269,648	$2,270	$13,554,524	$(13,523,308)	$33,486
Net Loss	-	-	-	(49,092)	(49,092)
Balance, March 31, 2016	2,269,648	$2,270	$13,554,524	$(13,572,400)	$(15,606)

See the accompanying notes to condensed financial statements.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net Loss	$(49,092)	$(217,226)
Adjustments to Reconcile Loss to net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Accrued interest receivable	-	(19,879)
Accounts Payable	10,168	23,139
Net Cash Used in Operating Activities	(38,924)	(213,966)
Cash Flows from Investing Activities
Notes Receivable	25,000	-
Net Cash Provided by Investing Activities	25,000	-
Net Decrease in Cash	(13,924)	(213,966)
Cash and Cash Equivalents at Beginning of Period	27,781	587,937
Cash and Cash Equivalents at End of Period	$13,857	$373,971

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

The sale of Cogility and DSTG eliminated the Company's sources of revenue. The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income. The Company has a history of losses as evidenced by the accumulated deficit at March 31, 2016 of $13,572,400.

The accompanying financial statements include the accounts and operations of Acquired Sales for all periods presented.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2016. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2016 and 2015:

	For the Three Months
	Ended
	March 31,
	2016	2015
Net Loss	$(49,092)	$(217,226)
Weighted Average Shares Outstanding	2,269,648	2,269,648

Basic and Diluted Loss per Share	$(0.02)	$(0.10)

There were 4,848,774 stock options and warrants and 478,000 financing warrants outstanding during the three months ended March 31, 2016 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 6,198,774 stock options and warrants and 938,000 financing warrants outstanding during the three

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

months ended March 31, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. The effective date is the first quarter of fiscal year 2016. The Company adopted ASU No. 2014-12; the adoption of this has had no effect on the financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change the accounting for certain stock-based compensation transactions, including the income tax consequences and cash flow classification for applicable transactions. The amendments in this update are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The Company is currently evaluating the impact that this amendment will have on its financial statements.

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $13,572,400 as of March 31, 2016. During the three months ended March 31, 2016, the Company recognized a net loss of $49,092. The Company used net cash of $38,924 in operating activities. As discussed in Note 3, on September 1, 2015, the Company determined that the note and related interest receivable due from the William Noyes Webster Foundation, Inc. (the "Foundation") would not be collectible. As such, the Company wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

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

The Company currently has no revenue-generating subsidiaries. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; (2) acquiring valuable real estate in exchange for common stock and/or preferred stock; and/or (3) completing private placements of our common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

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

NOTE 4 – SHAREHOLDERS' EQUITY

Share-Based Compensation – The following is a summary of share-based compensation, stock option and warrant activity as of March 31, 2016 and changes during the year then ended:

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

	Shares	Weighted-Average Exercise Price (a)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	4,848,774	$1.56
Outstanding, March 31, 2016	4,848,774	1.56	6.89	$650,125
Exercisable, March 31, 2016	3,598,774	$1.46	5.55	$650,125

Note:
(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. 460,000 of these warrants expired on March 31, 2016 and 478,000 of these warrants were outstanding at March 31, 2016. At March 31, 2016, the financing warrants had a weighted-average exercise price of $2.63 per share, a weighted-average remaining contractual term of 1.19 years and an aggregate intrinsic value of $0.

NOTE 5 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

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

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at March 31, 2016.

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

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

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

NOTE 7 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q. No events have occurred that would require adjustment to or disclosure in the condensed financial statements.

INDEX
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," "Acquires Sales," "AQSP," "we," "our" or "us" refer to Acquired Sales Corp., unless the context otherwise indicates.

We have a history of recurring losses, which has resulted in an accumulated deficit of $13,572,400 as of March 31, 2016.  In addition, we suffered losses from continuing operations during the three months ended March 31, 2016 and 2015 and we used cash in our operating activities during the three months ended March 31, 2016 and 2015. Additionally, as discussed in Note 2, we sold 100% of the capital stock of our subsidiaries, Cogility and DSTG, which were our primary source of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

This Management's Discussion and Analysis ("MD&A") section discusses our results of operations, liquidity and financial condition and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in our annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 28, 2016. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the "Risk Factors" included herein and in our annual report on Form 10-K filed with the SEC on March 28, 2016, that can be read at www.sec.gov.

Overview

Acquired Sales is incorporated under the laws of the State of Nevada.

On January 12, 2013, we entered into an agreement with Drumright Group, LLC ("Drumright") that was closed on February 11, 2013, wherein we sold 100% of the capital stock of our subsidiary, Cogility, to Drumright in exchange for $3,975,000 in cash and a $3,000,000 receivable. The $3,000,000 was originally receivable as follows: $1,500,000 on August 11, 2013, less an estimated $32,258 in connection with a certain military contract delay, and $1,500,000 on February 11, 2014. In addition, we were required to hold $300,000 in an escrow account for potential subsequent claims. We were responsible for all costs and expenses and retained all accounts receivable relating to work performed by Cogility on revenue contracts through January 31, 2013, with those costs, expenses and revenue transitioning to Drumright thereafter. We retained a contract to create "legal analytics" software. The carrying value of Cogility's net liabilities, excluding accounts receivable, was $32,899.

INDEX

Under the terms of the agreement, we were required to transfer Cogility to Drumright without any liabilities. To accomplish this requirement, the $3,975,000 down payment was placed into an escrow account and to the extent necessary was used to pay Cogility's liabilities, including liabilities that were secured by Cogility's assets or its capital stock.

We agreed to indemnify Drumright for losses caused by breach of our representations and warranties. In March 2013, Drumright notified us of the existence of a second amendment to a license agreement between Cogility and one of its customers that was effective April 2007. On July 16, 2013 the parties entered into a Compromise and Release agreement whereby the parties agreed to reduce the purchase price by $2,000,000 by reducing the $3,000,000 receivable to $1,000,000 due on February 11, 2014. As a result of the Compromise and Release agreement, we recognized a gain on disposal of discontinued operations relating to the sale of Cogility of $4,726,068 after the relief of Cogility's net liabilities.

On February 13, 2012, we purchased 100% of the equity interests of DSTG. On September 30, 2013, we sold 100% of the common stock of DSTG back to the previous shareholder for $1. We recognized a loss on sale of $104,946.

From time to time, we evaluate potential companies and opportunities involved in the marijuana industry. No assurances or guarantees whatsoever can be made as to whether any acquisitions or transactions will be successfully consummated, nor on what terms.

If we do lend money, provide consulting services, and/or lease real estate to entities in the marijuana industry, then it is highly likely that we will be required to raise a substantial amount of equity capital and/or debt capital in connection with those acquisitions or other transactions, which could result in substantial dilution for existing shareholders of the Company. No assurances whatsoever can be made that such acquisitions or transactions would result in profitability of the Company, nor what the impacts would be on our balance sheet, income statement, or stock price.

In addition, marijuana is classified as a controlled substance by the U.S. federal government, and any entrance by the Company into the marijuana industry may trigger material legal and financial risks for the Company. Under certain scenarios, these material legal and financial risks could result in a shutdown or bankruptcy of the Company.

This Form 10-Q does not attempt to describe all of the numerous material risks and uncertainties associated with any possible entrance by us into the marijuana industry. If we do enter into the marijuana industry, then shareholders and potential shareholders are expressly cautioned that such participation will entail such numerous material risks and uncertainties, and associated "Risk Factors" will need to be set forth in subsequent filings by the Company with the SEC. We cannot provide any assurances whatsoever in regard to the potential negative legal, regulatory, financial and operational risks to the Company associated with the potential entrance by us into the marijuana industry. You are urged to use caution in your evaluation of the our stock, and to seek the advice of competent legal and financial advisors in regard to the marijuana industry, which is currently in a state of rapid change and involves many variables which are beyond our control.

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

If for any reason we do not enter into the marijuana industry, then we will continue to seek acquisitions and/or transactions in various industries including but not limited to the industrial services industry, the real estate industry, or other industries.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of March 31, 2016 and December 31, 2015, as well as cash flows for the three months ended March 31, 2016 and 2015.

	March 31, 2016	December 31, 2015
Current Assets	$13,857	$27,781
Current Liabilities	29,463	19,295
Working Capital	(15,606)	8,486

INDEX

	For the Three Months Ended
	March 31,
	2016	2015
Net Cash Used in Operating Activities	$(38,924)	$(213,966)
Net Cash Provided by Investing Activities	25,000	-

Comparison of March 31, 2016 to March 31, 2015

At March 31, 2016, we had cash and cash equivalents of $13,857; this cash was derived from the sale of our subsidiaries. At March 31, 2015, we had cash and cash equivalents of $373,971. At March 31, 2015, we also had prepaid expenses of $7,985, notes receivable of $602,500, and interest receivable (from the notes receivable) of $55,805.

Total current assets at March 31, 2016 of $13,857 are not adequate to fund current operations or to fulfill corporate obligations or to fund growth and potential acquisitions. Current liabilities at March 31, 2016 consisted entirely of accounts payable of $29,463; accounts payable consisted mainly of liabilities for professional fees. This is compared to current liabilities at March 31, 2015 of $48,121, which consisted entirely of accounts payable.

Comparison of the three months ended March 31, 2016 to March 31, 2015

During the three months ended March 31, 2016, we incurred selling, general and administrative expenses of $49,120. Selling, general and administrative expenses primarily consisted of professional fees, independent contractor fees, and reimbursement for expenses incurred by the Company's chief executive officer and independent contractor. We earned other income of $28, resulting in a net loss of $49,092.

In comparison, during the three months ended March 31, 2015, we incurred selling, general and administrative expenses of $239,372. Selling, general and administrative expenses primarily consisted of professional fees, independent contractor fees, and reimbursement for expenses incurred by our chief executive officer and independent contractors. We earned interest income of $19,879 and other income of $2,267, resulting in a net loss of $217,226.

We used net cash in operating activities of $38,924 for the three months ended March 31, 2016 primarily to pay independent contractor fees and to reimburse the Company's chief executive officer and independent contractor for expenses that they incurred. In comparison, we used net cash in operating activities of $213,966 for the three months ended March 31, 2015 primarily to pay professional fees and to reimburse the Company's chief executive officer and independent contractors for expenses they incurred.

During the three months ended March 31, 2016, cash decreased by $13,924, leaving us with $13,857 in unrestricted cash at March 31, 2016. In comparison, during the three months ended March 31, 2015, cash decreased by $213,966, leaving us with $373,971 in unrestricted cash at March 31, 2015.

We currently have no revenue-generating subsidiaries. We plan to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; (2) acquiring valuable real estate in exchange for common stock and/or preferred stock; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

Critical Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the past, significant estimates include share-based compensation forfeiture rates and the potential outcome of future tax consequences of events that have been recognized for financial reporting purposes. Actual results and outcomes may differ from our estimates and assumptions.

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

INDEX

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 2,148,774 stock options and 3,178,000 warrants outstanding during the three months ended March 31, 2016 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive. There were 2,148,774 stock options and 4,988,000 warrants outstanding during the three months ended March 31, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. The effective date is the first quarter of fiscal year 2016. We adopted ASU No. 2014-12; the adoption of this has had no effect on the financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change the accounting for certain stock-based compensation transactions, including the income tax consequences and cash flow classification for applicable transactions. The amendments in this update are effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. We are currently evaluating the impact that this amendment will have on our financial statements.

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

INDEX

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

Uncollectable Note and Interest Receivable – We assessed the collectability of the Note based on the adequacy of the Foundation's collateral and the Foundation's capability of repaying the Note according to its terms. Based on this assessment, on September 1, 2015, we concluded that Note and interest receivable would not be collectible. As such, we wrote off the Note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

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

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at March 31, 2016.

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

In the Two New Applications, the Foundation included background information in regard to each of our directors and officers. If the Two New Licenses are awarded to the Foundation, then the Foundation may seek to obtain financing for the Two New Dispensaries from MVJ Realty/Acquired Sales. The Foundation and MVJ Realty/Acquired Sales have not yet entered into any agreements in regard to such potential financing, and we consider it to be extremely doubtful that any such agreements will ever be entered into in light of the on-going disputes between Heatley, the Foundation, and us regarding the Teaming Agreement.

At this time, no assurances or guarantees whatsoever can be made as to whether any transaction with the Foundation will be successfully consummated, nor on what terms.

INDEX

Acquisition of Real Estate in Rhode Island

As discussed in our prior public filings, we have attempted to acquire one or more of the Mesolella/Jacobs Properties. The Mesolella/Jacobs Properties are parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to AQSP. One of the Mesolella/Jacobs Properties is also partly owned by an affiliate of our chief executive officer, Gerard M. Jacobs.

During March 2015, several independent members of our board of directors, including Joshua A. Bloom, M.D., Michael D. McCaffrey and Richard E. Morrissy, required that we retain a Member of the Appraisal Institute appraiser in Rhode Island to appraise both the Mesolella/Jacobs Properties and another parcel in Rhode Island owned by an unrelated third party (the "Unrelated Parcel").

We have not, and may never, consummate the purchase of any Mesolella/Jacobs Properties. Recent discussions among Messrs. Mesolella and Jacobs and our independent directors have made it increasingly unlikely that we will ever purchase any of them.

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

As an incentive to William C. Jacobs and to Derek V. Mesolella to provide services to the Company as foresaid, and to develop and acquire high quality deals (high rate/high occupancy), Acquired Sales has agreed that Derek V. Mesolella (or an entity designated by him) and William C. Jacobs (or an entity designated by him), shall receive a royalty, for the maximum period of time allowed pursuant to applicable law, evidenced by recorded covenants running with the land, in regard to all self-storage facilities developed ("Developed SSF"), self-storage facilities acquired ("Acquired SSF"), mobile home and/or RV parks developed ("Developed MH/RV Parks") and mobile home and/or RV parks acquired ("Acquired MH/RV Parks") during the period of time when he is employed as an independent contractor or full-time employee of the Company, such royalty to be calculated as follows:

(a)	Developed SSF: $1.50 per month per occupied unit;
(b)	Acquired SSF: $1.00 per month per occupied unit;
(c)	Developed MH/RV Parks: $1.50 per month per occupied pad; and
(d)	Acquired MH/RV Parks: $1.00 per month per occupied pad;

subject to percentage rate adjustments every five years based upon increases or decreases in the average rent per occupied unit during such five year period.

We would expect to pay industry-standard development fees and expenses to individuals and companies that assist us in developing real estate, including but not limited to related parties who perform services for the Company, whether as independent contractors, employees or directors (such as Vincent J. Mesolella, Derek V. Mesolella and William C. Jacobs).

Other Potential Transactions

We currently are in active discussions/negotiations regarding certain other business opportunities, including but not limited to marketing, virtual gift bags, and credit card processing. No assurances or guarantees whatsoever can be made as to whether any of such transactions will be successfully consummated, nor on what terms.

INDEX

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer, Gerard M. Jacobs, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our chief executive officer recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2015, management concluded that our internal control over financial reporting was not effective. Management's assessment of internal controls over financial reporting has not changed at March 31, 2016. There existed a lack of segregation of duties in regard to the Company's financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

INDEX

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

INDEX

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

Dated: May 13, 2016
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer