Form 10-Q
period 2016-06-30
ACQUIRED SALES CORP
filed 2016-08-12
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common units, as of the latest practicable date: 2,369,648 shares of common stock, par value $.001 per share, outstanding as of August 12, 2016.

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

The results for the period ended June 30, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 28, 2016 for the period ended December 31, 2015.

INDEX

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$901	$27,781
Total Current Assets	901	27,781
Notes Receivable	-	25,000
Total Assets	$901	$52,781
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable	$52,689	$19,295
Total Current Liabilities	52,689	19,295
Long Term Liabilities
Note Payable to Related Party	4,000	-
Total Long Term Liabilities	$4,000	$-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized;
2,369,648 shares outstanding	2,370	2,270
Additional Paid-in Capital	13,554,524	13,554,524
Accumulated Deficit	(13,612,682)	(13,523,308)
Total Shareholders' Equity (Deficit)	(55,788)	33,486
Total Liabilities and Shareholders' Equity	$901	$52,781

Please see the accompanying notes to the condensed financial statements for more information.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2016	2015	2016	2015
Selling, General and Administrative Expense	$(40,286)	$(73,868)	$(89,402)	$(313,239)
Interest Income	-	23,897	-	43,776
Other Income	-	-	28	2,267
Net Loss	$(40,286)	$(49,971)	$(89,374)	$(267,196)

Basic and Diluted Earnings Loss per Share	$(0.02)	$(0.02)	$(0.04)	$(0.12)

Please see the accompanying notes to the condensed financial statements for more information.

INDEX

ACQUIRED SALES CORP. CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	2,269,648	$2,270	$13,554,524	$(12,347,428)	$1,209,366
Net Loss	-	-	-	(267,196)	(267,196)
Balance, June 30, 2015	2,269,648	$2,270	$13,554,524	$(12,614,624)	$942,170

Balance, December 31, 2015	2,269,648	$2,270	$13,554,524	$(13,523,308)	$33,486
Exercise of Stock Options	100,000	100			$100
Net Loss	-	-	-	(89,374)	(89,374)
Balance, June 30, 2016	2,369,648	$2,370	$13,554,524	$(13,612,682)	$(55,788)

Please see the accompanying notes to the condensed financial statements for more information.

INDEX

ACQUIRED SALES CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities
Net Loss	$(89,374)	$(267,196)
Adjustments to Reconcile Loss to net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Prepaid Expenses	-	7,985
Accrued Interest Receivable	-	(43,775)
Accounts Payable	33,394	26,693
Net Cash Used in Operating Activities	(55,980)	(276,293)
Cash Flows from Investing Activities
Note Receivable	25,000	(94,950)
Net Cash Provided by (Used in) Investing Activities	25,000	(94,950)
Cash Flows From Financing Activities
Proceeds From Borrowing Under Related Party Note Payable	4,000	-
Exercise of Stock Options	100	-
Net Cash Provided by Financing Activities	4,100	-
Net Decrease in Cash	(26,880)	(371,243)
Cash and Cash Equivalents at Beginning of Period	27,781	587,937
Cash and Cash Equivalents at End of Period	$901	$216,694

Please see the accompanying notes to the condensed financial statements for more information.

INDEX
Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.

Acquired Sales Corp. (hereinafter sometimes referred to as "Acquired Sales", "AQSP" or the "Company") was organized under the laws of the State of Nevada on January 2, 1986.

Previously, the Company was involved in selling software licenses and hardware, and the provision of consulting and maintenance services. Please refer to the Company's past filings for information related to the acquisitions and sales of Defense & Security Technology Group, Inc. ("DSTG") and Cogility Software Corporation ("Cogility"). The sale of Cogility and DSTG eliminated the Company's sources of revenue.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements include the accounts and operations of Acquired Sales for all periods presented.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2016. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2016 and 2015.

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Loss	$(40,286)	$(49,971)	$(89,374)	$(267,196)
Weighted -Average Shares Outstanding	2,318,035	2,269,648	2,293,842	2,269,648

Basic and Diluted Earnings Loss per Share	$(0.02)	$(0.02)	$(0.04)	$(0.12)

At January 1, 2016 through May 17, 2016, there were 4,848,774 stock options and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. On May 18, 2016, 100,000 of these stock options were exercised. As a result, at June 30, 2016, there were 4,748,774 stock options and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

There were 6,198,774 employee stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2015 that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $13,612,682 as of June 30, 2016. During the three and six months ended June 30, 2016, the Company recognized net losses of $40,286 and $89,374, respectively. The Company used net cash of $55,980 in operating activities during the six months ended June 30, 2016. As discussed in Note 4, on September 1, 2015, the Company determined that the note and related interest receivable due from the William Noyes Webster Foundation, Inc. (the "Foundation") would not be collectible. As such, the Company wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

The sales of Cogility and DSTG eliminated the Company's source of revenue. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has no revenue-generating subsidiaries. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations and/or (2) completing private placements of the Company's common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

NOTE 4 – NOTES RECEIVABLE

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

INDEX
Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

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

There are no assurances or guarantees whatsoever that the Company will consummate any transactions involving One-Seven or Mr. Stukel.

NOTE 5 – NOTE PAYABLE

On June 21, 2016, a company affiliated with Gerard M. Jacobs, CEO of Acquired Sales, made a non-interest bearing loan of $4,000 to the Company, which is payable upon demand.

INDEX
Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 6 – SHAREHOLDERS' EQUITY

Summary of Stock Option and Warrant Activity – The following is a summary of the Company's stock option and warrant activity as of June 30, 2016 and changes during the year then ended:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2015	4,848,774	$1.56
Exercised options	100,000	$-
Outstanding, June 30, 2016	4,748,774	$1.59	6.16	$220,225
Exercisable, June 30, 2016	3,498,774	$1.50	5.32	$220,225

Note:
(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Assignment and Exercise of Stock Option Agreement – Reference is hereby made to that certain Stock Option Agreement (the "SOA") dated November 4, 2010, between Cogility and Gerard M. Jacobs, that was entered into pursuant to the Agreement by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Cogility, Gerard M. Jacobs, Joshua A. Bloom, Roger S. Greene, James S. Jacobs, Michael D. McCaffrey, Vincent J. Mesolella, Richard E. Morrissy, and Acquired Sales.

Cogility was acquired by Acquired Sales in September 2011. Pursuant to the terms and conditions of that acquisition and the SOA, Gerard M. Jacobs or his assignees or heirs was granted the right to purchase 100,000 shares of common stock of Acquired Sales at the purchase price of $0.001 per share, or an aggregate purchase price of $100.

For valuable consideration received, Gerard M. Jacobs assigned the SOA to his affiliate Miss Mimi Corporation ("Miss Mimi"), effective as of May 18, 2016. Miss Mimi notified Acquired Sales effective as of May 18, 2016, that Miss Mimi exercised the SOA and thereby purchased all 100,000 shares of common stock of Acquired Sales covered by the SOA, for the aggregate purchase price of $100, with the purchase price paid in the form of cashier's check from Miss Mimi payable to Acquired Sales.

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. 460,000 of these warrants expired on March 31, 2016 and 478,000 of these warrants were outstanding at June 30, 2016. At June 30, 2016, the financing warrants had a weighted-average exercise price of $2.63 per share, a weighted-average remaining contractual term of 1.19 years and an aggregate intrinsic value of $0.

NOTE 7 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Medical Marijuana in Massachusetts:

As discussed in Note 4, the Company has agreements with Heatley and the Foundation.

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

INDEX
Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at June 30, 2016.

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

NOTE 8 – SUBSEQUENT EVENTS

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

We have a history of recurring losses, which has resulted in an accumulated deficit of $13,612,682 as of June 30, 2016.  In addition, we suffered losses from continuing operations during the six months ended June 30, 2016 and 2015 and we used cash in our operating activities during the six months ended June 30, 2016 and 2015. Additionally, as discussed in Note 3, we sold 100% of the capital stock of our subsidiaries, Cogility and DSTG, which were our primary source of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

This Management's Discussion and Analysis or Plan of Operations ("MD&A") section discusses our results of operations, liquidity and financial condition, contractual relationships and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included for Acquired Sales Corp.

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

INDEX

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed U.S. Securities and Exchange Commission ("SEC") on March 28, 2016. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the "Risk Factors" included herein and in our annual report on Form 10-K filed with the SEC on March 28, 2016, that can be read at www.sec.gov.

Overview

Acquired Sales Corp. was organized under the laws of the State of Nevada on January 2, 1986.

Letter of Intent to Acquire Sports 1 Marketing Corp., Processing for a Cause Inc. and a Related Management Company

On June 23, 2016, we announced that we had signed a letter of intent with H. Warren Moon, David C. Meltzer and Sports 1 Marketing, LLC ("S1M LLC"), Irvine, California, to acquire Sports 1 Marketing Corp., formerly known as Aggregated Marketing Platform Inc. ("S1MC"), Processing for a Cause Inc. ("PFAC"), and a related management company.

The proposed acquisitions, which can only be closed upon the parties meeting several conditions, will include up to $200,000 in cash consideration, and stock consideration of 7 million shares and options to purchase 5 million shares of common stock of Acquired Sales. Up to 71% of such shares will be cancelled if certain consolidated pre-tax income milestones are not met by December 31, 2019, and up to 100% of such options will be cancelled if those consolidated pre-tax income milestones are not met by December 31, 2026.

S1MC aggregates virtual gifting programs with traditional TV, radio, billboards, stadium screens and other marketing media using patent-pending software. S1MC is in negotiations with several professional sports teams to launch its aggregated marketing platform starting next month. PFAC markets credit card processing programs designed to benefit not-for-profit entities. S1MC and PFAC were both launched by S1MC LLC in January of 2016.

Following the acquisitions, H. Warren Moon and Gerard M. Jacobs will serve as Co-Chairmen of Acquired Sales, and David C. Meltzer and Gerard M. Jacobs will serve as Co-CEOs of Acquired Sales.

Closing of the acquisitions is subject to a number of conditions, including the completion of mutually acceptable due diligence, delivery of audited financial statements, completion of a capital raise of at least $4.5 million, execution of definitive acquisition documents, obtaining necessary third party approvals, and completion of all necessary securities filings.

No assurances or guarantees whatsoever can be made as to whether the S1MC, PFAC or related management company acquisitions will be successfully consummated, nor on what terms.

Current Status of S1MC Business

On July 19, 2016, S1MC hosted the first "Sports 1 Marketing Virtual Gift Bag Night" at the Los Angeles Angels baseball game against the Texas Rangers. The virtual gift bag offered to attendees of the game included various promotional offers from advertisers who paid S1MC to participate in the virtual gift bag. S1MC paid the Los Angeles Angels a fee in connection with the game.

INDEX

On July 5, 2016, S1MC signed a three year agreement to host "Sports 1 Marketing Virtual Gift Nights" at the Barclays Center for the New York Islanders and Brooklyn Nets for the next three seasons. S1MC will host 17 games per year for each team. The virtual gift bags offered to attendees of the games are expected to include various promotional offers from advertisers who are expected to pay S1MC to participate in the virtual gift bags. S1MC will pay the Barclays Center, the Islanders and the Nets a fee in connection with each game.

No assurances or guarantees whatsoever can be made as to whether S1MC's business will be successful or profitable.

Current Status of PFAC Business

We have been informed by PFAC that to date 28 companies have been successfully enrolled in the PFAC program.

No assurances or guarantees whatsoever can be made as to whether PFAC's business will be successful or profitable.

Previous Subsidiaries

Previously, the Company was involved in selling software licenses and hardware, and the provision of consulting and maintenance services. Please refer to the Company's past filings for information related to the acquisitions and sales of Defense & Security Technology Group, Inc. ("DSTG") and Cogility Software Corporation ("Cogility"). The sale of Cogility and DSTG eliminated the Company's sources of revenue.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities, and working capital as of June 30, 2016 and December 31, 2015, as well as cash flows for the six months ended June 30, 2016 and 2015.

	June 30, 2016	December 31, 2015
Current Assets	$901	$27,781
Current Liabilities	52,689	19,295
Working Capital	(51,788)	8,486

	For the Six Months Ended
	June 30,
	2016	2015
Net Cash Used in Operating Activities	$(55,980)	$(276,293)
Net Cash Provided by (Used in) Investing Activities	25,000	(94,950)
Net Cash Provided by Financing Activities	4,100	-

Comparison of June 30, 2016 to June 30, 2015

At June 30, 2016, we had cash and cash equivalents of $901; this cash was derived from proceeds of non-interest bearing loan made by our CEO, Gerard M. Jacobs, to the Company on June 21, 2016. At June 30, 2015, we had cash and cash equivalents of $216,694; this cash was derived from the sale of our subsidiaries. At June 30, 2015, we also had a note receivable of $697,450, and interest receivable (from the note receivable) of $79,701.

Total current assets at June 30, 2016 of $901 are not adequate to fund current operations nor to fulfill corporate obligations or to fund growth and potential acquisitions. This is compared to total current assets at June 30, 2015 of $216,694.

Current liabilities at June 30, 2016 consisted entirely of accounts payable of $52,689; accounts payable consisted mainly of liabilities for professional fees. This is compared to current liabilities at June 30, 2015 of $51,675, which consisted of liabilities for professional fees and amounts owed to our CEO, Gerard M. Jacobs, board member Vincent J. Mesolella and independent contractors William C. Jacobs and Derek V. Mesolella for incurred business expenses.

INDEX
Comparison of the three and six months ended June 30, 2016 to June 30, 2015

During the three and six months ended June 30, 2016, we incurred selling, general and administrative expenses of $40,286 and $89,402, respectively. Selling, general and administrative expenses primarily consisted of professional fees, independent contractor fees, and the reimbursement for expenses incurred by our CEO and independent contractor. During the six months ended June 30, 2016, we earned other income of $28, resulting in a net loss of $89,374.

In comparison, during the three and six months ended June 30, 2015, we incurred selling, general and administrative expenses of $73,868 and $313,239, respectively. Selling, general and administrative expenses primarily consisted of professional fees, independent contractor fees, and reimbursement for expenses incurred by our CEO and independent contractors. During the three months ended June 30, 2015, we earned interest income of $23,897, resulting in a new loss of $49,971. During the six months ended June 30, 2015, we earned interest income of $43,776 and other income of $2,267, resulting in a net loss of $267,196.

We used net cash in operating activities of $55,980 for the six months ended June 30, 2016 primarily to pay professional fees, independent contractor fees and to reimburse our CEO and independent contractor for expenses that they incurred during the period. In comparison, we used net cash in operating activities of $276,293 for the six months ended June 30, 2015 primarily to pay professional fees and to reimburse the Company's CEO and independent contractors for expenses that they incurred during the period.

During the six months ended June 30, 2016, cash decreased by $26,880, leaving us with $901 in unrestricted cash at June 30, 2016. In comparison, during the six months ended June 30, 2015, cash decreased by $371,243, leaving us with $216,694 in unrestricted cash at June 30, 2015.

We currently have no revenue-generating subsidiaries. We plan to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; (2) acquiring valuable real estate in exchange for common stock and/or preferred stock; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

Critical Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the past, significant estimates included share-based compensation forfeiture rates and the potential outcome of future tax consequences of events that have been recognized for financial reporting purposes. Actual results and outcomes may differ from our estimates and assumptions.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. At January 1, 2016 through May 17, 2016, there were 4,848,774 stock options and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. On May 18, 2016, 100,000 of these stock options were exercised. As a result, at June 30, 2016, there were 4,748,774 stock options and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

There were 6,198,774 employee stock options and 938,000 warrants outstanding during the three and six months ended June 30, 2015 that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments

INDEX
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

INDEX
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

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at June 30, 2016.

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

Acquisition of Real Estate in Rhode Island

As discussed in our prior public filings, we have attempted to acquire one or more of the Mesolella/Jacobs Properties. The Mesolella/Jacobs Properties are parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to AQSP. One of the Mesolella/Jacobs Properties is also partly owned by an affiliate of our CEO, Gerard M. Jacobs.

Recent discussions among Messrs. Mesolella and Jacobs and our independent directors have made it increasingly likely that we will never purchase any of the Mesolella/Jacobs Properties.

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

INDEX
Royalties

As an incentive to William C. Jacobs and to Derek V. Mesolella to provide services to the Company as foresaid, and to develop and acquire high quality deals (high rate/high occupancy), we have agreed that Derek V. Mesolella (or an entity designated by him) and William C. Jacobs (or an entity designated by him), shall receive a royalty, for the maximum period of time allowed pursuant to applicable law, evidenced by recorded covenants running with the land, in regard to all self-storage facilities developed ("Developed SSF"), self-storage facilities acquired ("Acquired SSF"), mobile home and/or RV parks developed ("Developed MH/RV Parks") and mobile home and/or RV parks acquired ("Acquired MH/RV Parks") during the period of time when he is employed by us as an independent contractor or full-time employee, such royalty to be calculated as follows:

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2015, management concluded that our internal control over financial reporting was not effective. Management's assessment of internal controls over financial reporting has not changed at June 30, 2016. There existed a lack of segregation of duties in regard to the Company's financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the chief executive officer and chief financial officer, has concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INDEX

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
Form 8-K 10.32 99.1 Form 8-K 10.33 99.1
December 2, 2014
Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc.
Press Release
June 24, 2016
Letter of Intent; Acquired Sales Corp. acquisition of Aggregated Marketing Platform Inc. and Processing for a Cause Inc.
Press Release

INDEX

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

Dated: August 12, 2016
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer