Form 10-Q
period 2016-09-30
ACQUIRED SALES CORP
filed 2016-11-14
CIK 1391135

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common units, as of the latest practicable date: 2,369,648 shares of common stock, par value $.001 per share, outstanding as of November __, 2016.

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

The results for the period ended September 30, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 28, 2016 for the period ended December 31, 2015.

INDEX

ACQUIRED SALES CORP. CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$428	$27,781
Total Current Assets	428	27,781
Notes Receivable	-	25,000
Total Assets	$428	$52,781
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade Accounts Payable	$105,078	$19,295
Total Current Liabilities	105,078	19,295
Long Term Liabilities
Note Payable to Related Party	4,000	-
Total Long Term Liabilities	$4,000	$-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized;
2,369,648 and 2,269,648 shares outstanding, respectively	2,370	2,270
Additional Paid-in Capital	13,554,524	13,554,524
Accumulated Deficit	(13,665,544)	(13,523,308)
Total Shareholders' Equity (Deficit)	(108,650)	33,486
Total Liabilities and Shareholders' Equity	$428	$52,781

Please see the accompanying notes to the condensed financial statements for more information.

INDEX

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Selling, General and Administrative Expense	$(52,861)	$(52,944)	$(142,264)	$(366,181)
Bad Debt Expense	-	(835,277)	-	(835,277)
Interest Income	-	17,726	-	61,501
Other Income	-	-	28	2,267
Net Loss	$(52,861)	$(870,495)	$(142,236)	$(1,137,690)

Basic and Diluted Earnings Loss per Share	$(0.02)	$(0.38)	$(0.06)	$(0.50)

Please see the accompanying notes to the condensed financial statements for more information.

INDEX

ACQUIRED SALES CORP. CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	2,269,648	$2,270	$13,554,524	$(12,347,428)	$1,209,366
Net Loss	-	-	-	(1,137,690)	(1,137,690)
Balance, September 30, 2015	2,269,648	$2,270	$13,554,524	$(13,485,118)	$71,676

Balance, December 31, 2015	2,269,648	$2,270	$13,554,524	$(13,523,308)	$33,486
Exercise of Stock Options	100,000	100			$100
Net Loss	-	-	-	(142,236)	(142,236)
Balance, September 30, 2016	2,369,648	$2,370	$13,554,524	$(13,665,544)	$(108,650)

Please see the accompanying notes to the condensed financial statements for more information.

INDEX

ACQUIRED SALES CORP. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net Loss	$(142,236)	$(1,137,690)
Adjustments to Reconcile Loss to net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Bad Debt Expense	-	835,277
Prepaid Expenses	-	7,985
Accrued Interest Receivable	-	(61,501)
Accounts Payable	85,783	(12,336)
Net Cash Used in Operating Activities	(56,453)	(368,265)
Cash Flows from Investing Activities
Note Receivable	25,000	(135,350)
Net Cash Provided by (Used in) Investing Activities	25,000	(135,350)
Cash Flows From Financing Activities
Proceeds From Borrowing Under Related Party Note Payable	4,000	-
Exercise of Stock Options	100	-
Net Cash Provided by Financing Activities	4,100	-
Net Decrease in Cash	(27,353)	(503,615)
Cash and Cash Equivalents at Beginning of Period	27,781	587,937
Cash and Cash Equivalents at End of Period	$428	$84,322

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

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 28, 2016. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Loss	$(52,861)	$(870,495)	$(142,236)	$(1,137,690)
Weighted -Average Shares Outstanding	2,318,035	2,269,648	2,293,842	2,269,648

Basic and Diluted Earnings Loss per Share	$(0.02)	$(0.38)	$(0.06)	$(0.50)

At January 1, 2016 through May 17, 2016, there were 4,848,774 stock options and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. On May 18, 2016, 100,000 of these stock options were exercised. As a result, at September 30, 2016, there were 4,748,774 stock options and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

In comparison, there were 4,848,774 employee stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

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

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $13,665,544 as of September 30, 2016. During the three and nine months ended September 30, 2016, the Company recognized net losses of $52,861 and $142,236, respectively. The Company used net cash of $56,453 in operating activities during the nine months ended September 30, 2016. As discussed in Note 4, on September 1, 2015, the Company determined that the note and related interest receivable due from the William Noyes Webster Foundation, Inc. (the "Foundation") would not be collectible. As such, the Company wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

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

One-Seven, LLC

One-Seven, LLC ("One-Seven") is a business investment firm that hopes to make equity and/or debt investments in privately held and/or publicly traded companies from time to time. On October 9, 2015, the Company's chief executive officer, Gerard M. Jacobs, loaned money to One-Seven. Gerard M. Jacobs obtained a 50% economic interest in One-Seven, and therefore One-Seven is a related party to Gerard M. Jacobs. On November 4, 2015, the Company entered into an Agreement with One-Seven, its Managing Partner Douglas Stukel ("Stukel"), and Gerard M. Jacobs pursuant to which the Company loaned $50,000 interest-free to One-Seven. As of December 31, 2015, $25,000 of the loan had been repaid to the Company by One-Seven, and the balance of $25,000 was still held by the Company as a receivable from One-Seven. The loan was repaid in full as of January 5, 2016. In consideration of such $50,000 loan to One-Seven, One-Seven and Stukel agreed that if One-Seven is successful in securing additional funding, then Stukel and One-Seven are obligated to use good faith efforts to work with Gerard M. Jacobs and the Company, as a team and not as a partnership, joint venture or other entity, in order to explore and hopefully close transactions pursuant to which: (a) One-Seven may provide debt, convertible debt and/or equity to the Company, all on mutually acceptable terms and conditions; (b) One-Seven may provide debt, convertible debt and/or equity to business entities that may be wholly or partly purchased by, or merged into, the Company, all on mutually acceptable terms and conditions; and (c) Stukel may participate in the management of the Company and obtain a salary and a package of stock options and/or warrants to purchase shares of common stock of the Company, all on mutually acceptable terms and conditions.

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

INDEX

Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

NOTE 6 – SHAREHOLDERS' EQUITY

Summary of Stock Option and Warrant Activity – The following is a summary of the Company's stock option and warrant activity as of September 30, 2016 and changes during the period then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2015	4,848,774	$1.56
Exercised options	100,000	$-
Outstanding, September 30, 2016	4,748,774	$1.59	5.91	$2,048,975
Exercisable, September 30, 2016	3,498,774	$1.50	5.07	$2,048,975

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

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. 460,000 of these warrants expired on March 31, 2016 and 478,000 of these warrants were outstanding at September 30, 2016. At September 30, 2016, the financing warrants had a weighted-average exercise price of $2.63 per share, a weighted-average remaining contractual term of 0.69 years and an aggregate intrinsic value of $0.

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

INDEX
Acquired Sales Corp.
Notes to the Condensed Financial Statements
(Unaudited)

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at September 30, 2016.

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

NOTE 8 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q. The Company expects to issue to a consultant multi-year options or warrants to purchase 100,000 shares of common stock of the Company with an exercise price of $1.85 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the "Company," "Acquires Sales," "AQSP," "we," "our" or "us" refer to Acquired Sales Corp., unless the context otherwise indicates.

We have a history of recurring losses, which has resulted in an accumulated deficit of $13,665,544 as of September 30, 2016.  In addition, we suffered losses from continuing operations during the nine months ended September 30, 2016 and 2015 and we used cash in our operating activities during the nine months ended September 30, 2016 and 2015. Additionally, as discussed in Note 3, we sold 100% of the capital stock of our subsidiaries, Cogility and DSTG, which were our primary source of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

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

S1MC aggregates virtual gifting programs with traditional TV, radio, billboards, stadium screens and other marketing media using patent-pending software known as the Aggregated Marketing Platform ("AMPSM"). PFAC markets credit card processing programs designed to benefit not-for-profit entities. S1MC and PFAC were both launched by S1MC LLC in January of 2016.

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

On August 25, 2016, S1MC signed a five year agreement to host "Sports 1 Marketing Virtual Gift Bags" utilizing its AMPSM with Elite Events and Tournaments, LLC. AMPSM will be the platform offered to a minimum of 5,700 golf events and tournaments per year featuring virtual gifting, sweepstakes, and opportunities to donate to local and national non-profits.

S1MC has informed us that S1MC is in discussions/negotiations to expand its AMPSM business within numerous verticals including, but not limited to, the following:
-Additional professional sporting events including professional baseball, basketball, football and hockey games;
-Airports;
-Amateur sporting events;
-Award shows;
-Celebrity "influencers";
-Charity galas;
-Corporate and lifestyle events, both in the U.S. and internationally;
-Electronic games;
-Fashion shows;
-Film festivals;
-Hotels;
-Print and radio media; and
-Stadiums.

No assurances or guarantees whatsoever can be made as to whether S1MC's business will be successful or profitable.

Current Status of PFAC Business

We have been informed by PFAC that to date 23 companies have been successfully enrolled in the PFAC program.

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

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities, and working capital as of September 30, 2016 and December 31, 2015, as well as cash flows for the nine months ended September 30, 2016 and 2015.

	September 30, 2016	December 31, 2015
Current Assets	$428	$27,781
Current Liabilities	105,078	19,295
Working Capital	(104,650)	8,486

INDEX

	For the Nine Months Ended
	September 30,
	2016	2015
Net Cash Used in Operating Activities	$(56,453)	$(368,265)
Net Cash Provided by (Used in) Investing Activities	25,000	(135,350)
Net Cash Provided by Financing Activities	4,100	-

Comparison of September 30, 2016 to September 30, 2015

At September 30, 2016, we had cash and cash equivalents of $428; this cash was derived from proceeds of non-interest bearing loan made by our CEO, Gerard M. Jacobs, to the Company on June 21, 2016. At September 30, 2015, we had cash and cash equivalents of $84,322; this cash was derived from the sale of our subsidiaries.

Total current assets at September 30, 2016 of $428 are not adequate to fund current operations nor to fulfill corporate obligations or to fund growth and potential acquisitions. This is compared to total current assets at September 30, 2015 of $84,322.

Current liabilities at September 30, 2016 consisted entirely of accounts payable of $105,078; accounts payable consisted mainly of liabilities for professional fees. This is compared to current liabilities at September 30, 2015 of $12,646; these current liabilities consisted entirely of accounts payable for professional fees.

Comparison of the three and nine months ended September 30, 2016 to September 30, 2015

During the three and nine months ended September 30, 2016, we incurred selling, general and administrative expenses of $52,861 and $142,264, respectively. Selling, general and administrative expenses primarily consisted of professional fees, independent contractor fees, and the reimbursement for expenses incurred by our CEO and independent contractor. During the nine months ended September 30, 2016, we earned other income of $28, resulting in a net loss of $142,236.

In comparison, during the three and nine months ended September 30, 2015, the Company incurred selling, general and administrative expenses of $52,944 and $366,181, respectively. Selling, general and administrative expenses primarily consisted of professional fees, independent contractor fees, and reimbursement for expenses incurred by the Company's chief executive officer and independent contractors.

During the three months ended September 30, 2015, the Company earned interest income of $17,726, and incurred a loss from continuing operations of $870,495. During the nine months ended September 30, 2015, the Company earned interest income of $61,501 and other income of $2,267, and incurred a loss from continuing operations of $1,137,690.

We used net cash in operating activities of $56,453 for the nine months ended September 30, 2016 primarily to pay professional fees, independent contractor fees and to reimburse our CEO and independent contractor for expenses that they incurred during the period. In comparison, during the nine months ended September 30, 2015, net cash used in operating activities of continuing operations totaled $368,265. This cash was primarily used for professional fees and for reimbursing expenses incurred by the Company's chief executive officer and independent contractors.

During the nine months ended September 30, 2016, cash decreased by $27,353, leaving us with $428 in unrestricted cash at September 30, 2016. In comparison, during the nine months ended September 30, 2015, cash decreased by $503,615, leaving us with $84,322 in unrestricted cash at September 30, 2015.

We currently have no revenue-generating subsidiaries. We plan to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

INDEX

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. At January 1, 2016 through May 17, 2016, there were 4,848,774 stock options and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. On May 18, 2016, 100,000 of these stock options were exercised. As a result, at September 30, 2016, there were 4,748,774 stock options and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

In comparison, there were 4,848,774 employee stock options and 938,000 warrants outstanding during the three and nine months ended September 30, 2015 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

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

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at September 30, 2016.

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

INDEX

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

INDEX

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2015, management concluded that our internal control over financial reporting was not effective. Management's assessment of internal controls over financial reporting has not changed at September 30, 2016. There existed a lack of segregation of duties in regard to the Company's financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

INDEX

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

INDEX

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

Dated: November __, 2016
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer