Form 10-Q/A
period 2016-09-30
ACQUIRED SALES CORP
filed 2016-11-15
CIK 1391135

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common units, as of the latest practicable date: 2,369,648 shares of common stock, par value $.001 per share, outstanding as of November 14, 2016.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report of Acquired Sales Corp. on Form 10-Q/A amends our report for the quarter ended September 30, 2016 (the "Original Form 10-Q"), which was originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2016.  This Form 10-Q/A is being filed for the sole purpose of dating the outstanding share amount and signatures as of "November 14, 2016" where the disclosures and signatures within the Original Form 10-Q were signed as of "November __, 2016".

Except as expressly noted herein, this Form 10-Q/A does not modify or update in any way the disclosures made in the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q.

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

Dated: November 14, 2016
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer