Form 10-K
period 2016-12-31
ACQUIRED SALES CORP
filed 2018-09-06
CIK 1391135

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

Yes [ ]   No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  []   No [x]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, interactive Data File required to be submitted and posted pursuant to Rule 405 of Item 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes []   No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes []   No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [x]    No []

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on June 30, 2018 was $294,633. The voting stock held by non-affiliates on that date consisted of 1,473,163 shares of common stock.

Number of shares outstanding of each of the issuer’s class of common stock as of March 23, 2017:

Common Stock: 2,369,648

Preferred Stock: 0

PART I

ITEM 1. BUSINESS

Description of the Business of Acquired Sales Corp.

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986.

Termination of Letter of Intent to Acquire Sports 1 Marketing Corp., Processing for a Cause Inc. and a Related Management Company

On March 1, 2017, Aggregated Marketing Platform Inc. ("AMP"), Processing for a Cause Inc. ("PFAC"), and Sports 1 Marketing  ("S1M") terminated the letter of intent dated June 22, 2016 ("LOI") to be acquired by Acquired Sales.

Previously, on June 23, 2016, Acquired Sales had announced that it had signed the LOI to acquire AMP and PFAC, and a related entity. The LOI was filed as Exhibit 10.33 to an 8-K current report filed with the SEC on June 23, 2016. The June 23, 2016 8-K indicated that "[c]losing of the acquisitions is subject to a number of conditions, including the completion of mutually acceptable due diligence, delivery of audited financial statements, completion of a capital raise of at least $4.5 million, execution of definitive acquisition documents, obtaining necessary third party approvals, and completion of all necessary securities filings.” Despite diligent efforts, Acquired Sales was unable to complete a capital raise of $4.5 million. Accordingly, AMP, PFAC and S1M stated in a letter dated March 1, 2017 that they were terminating the LOI pursuant to Paragraph 17 on the basis that they had not received the consideration contemplated in the LOI.

One-Seven, LLC

One-Seven, LLC ("One-Seven") is a business investment firm that hopes to make equity and/or debt investments in privately held and/or publicly traded companies from time to time. On October 9, 2015, the Company’s Chief Executive Officer, Gerard M. Jacobs, loaned money to One-Seven. Gerard M. Jacobs obtained a 50% economic interest in One-Seven, and therefore One-Seven is a related party to Gerard M. Jacobs. On November 4, 2015, the Company entered into an Agreement with One-Seven, its Managing Partner Douglas Stukel ("Stukel"), and Gerard M. Jacobs pursuant to which the Company loaned $50,000 interest-free to One-Seven. As of December 31, 2015, $25,000 of the loan had been repaid to the Company by One-Seven, and the balance of $25,000 was still held by the Company as a receivable from One-Seven. The loan was repaid in full as of January 5, 2016. In consideration of such $50,000 loan to One-Seven, One-Seven and Stukel agreed that if One-Seven is successful in securing additional funding, then Stukel and One-Seven are obligated to use good faith efforts to work with Gerard M. Jacobs and the Company, as a team and not as a partnership, joint venture or other entity, in order to explore and hopefully close transactions pursuant to which: (a) One-Seven may provide debt, convertible debt and/or equity to the Company, all on mutually acceptable terms and conditions; (b) One-Seven may provide debt, convertible debt and/or equity to business entities that may be wholly or partly purchased by, or merged into, the Company, all on mutually acceptable terms and conditions; and (c) Stukel may participate in the management of the Company and obtain a salary and a package of stock options and/or warrants to purchase shares of common stock of the Company, all on mutually acceptable terms and conditions.

There are no assurances or guarantees whatsoever that the Company will consummate any transactions involving One-Seven or Mr. Stukel.

Industrial Services Industry

We do not have, and do not expect to have in the foreseeable future, any industrial services sector operations. However, on December 2, 2014, we announced the signing of a letter of intent to acquire an entity called PPV, Inc. (“PPV”), and its wholly-owned subsidiary Bravo Environmental, NW, Inc. (“Bravo”). On February 5, 2015, we also announced the signing of another letter of intent to acquire a related company, River Country Transport, Inc. (“RCT”). Both proposed acquisitions were subject to a number of conditions, including the completion of mutually acceptable due diligence. During the due diligence process, we evaluated information regarding the potential risks and benefits of acquiring PPV, Bravo and RCT. After discussions and negotiations with PPV, Bravo and RCT, we were unable to resolve certain concerns/issues to our satisfaction. As a result, on March 11, 2015, we terminated our letters of intent with PPV and RCT.

Previous Subsidiaries

Previously, the Company was involved in selling software licenses and hardware, and the provision of consulting and maintenance services. Please refer to the Company’s past filings for information related to the acquisitions and sales of Defense & Security Technology Group, Inc. (“DSTG”) and Cogility Software Corporation (“Cogility”). The sale of Cogility and DSTG eliminated the Company’s sources of revenue.

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

As of August 31, 2018, we have cash on hand of approximately $0, which is less than the Federal Deposit Insurance Corporation-insured limit of $250,000 per depositor, per insured bank. In prior years, our payables have been greater than our cash on hand. We have inconsistent income generating ability and are therefore reliant on raising money from loans or stock sales.

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

Employees

Our Chief Executive Officer, Gerard M. Jacobs, runs our operations on a part-time basis and is compensated with equity; see Item 11 “Executive Compensation”. Mr. Jacobs has not historically received cash compensation or salary deferral, but may receive cash salary in the future. We currently employ one part-time independent contractor, William C. Jacobs, CPA, who is the son of our Chief Executive Officer, Gerard M. Jacobs, at the rate of $5,000 per month, plus expenses. We currently have no full-time employees.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties (“Risk Factors”). These Risks Factors may cause our operations to vary materially from those contemplated by our forward-looking statements. These Risk Factors include:

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

Our balance sheet is weak and we lack liquidity

Our balance sheet is weak. There is no guarantee that we can obtain the funding needed for our operations and for acquisitions on acceptable terms, if at all, and neither our directors, officer, or any third party is obligated to provide any financing. A failure to pay our expenses when they become due and payable could materially adversely affect our Company and the trading price of our common stock.

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

Our common stock may be considered a “penny stock” and may be difficult to trade

The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share and, therefore, may be designated as a penny stock according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, to obtain a written agreement from the purchaser, and to determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may adversely affect the ability of investors to sell our common stock, and may materially adversely affect our business and the trading price of our common stock.

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

We are adversely affected by the difficult economy and by turmoil in the financial markets

Businesses are materially adversely affected by periods of significant economic slowdown or recession, fears of inflation or deflation, rising interest rates, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as they relate to our proposed acquisitions, the capital and credit markets have been experiencing, and continue to experience, volatility and disruption. Current national and global financial and business conditions have been very difficult. Access to financing has been negatively impacted. Credit remains tight. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Prominent risks include issues involving ISIS and turmoil in the Middle East and around the world, oil prices, rising health care costs, social and political unrest, and many other issues. These factors could materially adversely affect our Company and the trading price of our common stock.

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital both for our proposed acquisitions and to cover overhead costs. In addition, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

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

Our financing decisions may be made without stockholder approval

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions and other key operating parameters are determined by our board of directors in its discretion, in many cases without any notice to or vote by our stockholders. This could materially adversely affect our Company and the trading price of our common stock.

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

Increases in taxes and regulatory compliance costs may reduce our revenue

Costs resulting from changes in or new income taxes, value added taxes, service taxes, or other taxes may adversely affect our margins. This could materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business and the trading price of our common stock.

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together would be able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of these individuals could have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests. Gerard M. Jacobs, Chief Executive Officer, beneficially owns a substantial majority of our shares of common stock. In addition, our shareholders have authorized Gerard M. Jacobs to seek shareholders agreements and/or proxies from other parties, including potential future capital sources and the owners of potential future acquisition candidates. Accordingly, Gerard M. Jacobs has substantial influence over our policies and management. We may take actions supported by Gerard M. Jacobs that may not be viewed by some stockholders to be in our best interest, or Gerard M. Jacobs could prevent or delay a change in our control which he opposes even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock.

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

We indemnify our directors and officers, and certain other parties

Our bylaws specifically limit the liability of our Chief Executive Officer and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The bylaws also provide for indemnification of our Chief Executive Officer and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. In the ordinary course of business, we also may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, independent contractors and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. We may also agree to indemnify former officers, directors, employees and independent contractors of acquired companies in connection with the acquisition of such companies. Such indemnification agreements may not be subject to maximum loss clauses. It is not possible to determine the maximum potential amount of exposure in regard to these obligations to indemnify, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Use of our capital or assets for such indemnification would reduce amounts available for the operations or for distribution to our investors, which could materially adversely affect our Company and the trading price of our common stock.

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

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in the real estate ownership and development industry or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predictable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We may carry out actions that will not require our stockholders’ approval

The terms and conditions of any acquisition could require us to take actions that would not require our stockholders’ approval. In order to acquire certain companies or assets, we may issue additional shares of common or preferred stock, borrow money or issue debt instruments including debt convertible into capital stock. Not all of these actions would require our stockholders’ approval even if these actions dilute our stockholders’ economic or voting interests as shareholders.

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

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination

We believe we will not be subject to regulation under the Investment Company Act (the “Act”) insofar as we will not be engaged in the business of investing or trading in securities. However, in the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we may become subject to regulation under the Act. In such event, we may be required to register as an investment company and may incur significant registration and compliance costs. We have obtained no formal determination from the government as to our status under the Act, and consequently, any violation of such Act might subject us to material adverse consequences.

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

New accounting standards could adversely impact us

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (“GAAP”). The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes to GAAP could adversely impact our results of operations, financial condition and other financial measures. Such changes could materially adversely affect our Company and the trading price of our common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Acquired Sales Corp. is currently provided rent-free office space by our Chief Executive Officer, Gerard M. Jacobs, at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Acquired Sales Corp. pays the phone, facsimile, internet, travel and other business expenses of Gerard M. Jacobs and our independent contractor, William C. Jacobs, CPA, who is the son of Gerard M. Jacobs.

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

ITEM 4.  (THIS ITEM HAS BEEN REMOVED AND RESERVED BY THE SEC)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted under the symbol AQSP on the OTC Pink market. Our shares infrequently trade and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock.

Sales Prices (1)
	High	Low
Year Ended December 31, 2016
4th Quarter	$2.18	$1.00
3rd Quarter	$2.75	$0.25
2nd Quarter	$0.33	$0.17
1st Quarter	$0.90	$0.21

Year Ended December 31, 2015
4th Quarter	$1.45	$0.53
3rd Quarter	$1.80	$1.15
2nd Quarter	$3.25	$1.78
1st Quarter	$4.75	$2.51

Year Ended December 31, 2014
4th Quarter	$6.05	$1.75
3rd Quarter	$3.00	$1.51
2nd Quarter	$3.49	$0.70
1st Quarter	$0.76	$0.31

(1)The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by Google Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of September 1, 2018, a total of 2,369,648 shares of Acquired Sales Corp.’s common stock were outstanding and there were 240 holders of record of Acquired Sales Corp.’s common stock. In addition to our outstanding common stock, we have issued (a) options and finance warrants to purchase 2,526,774 shares of common stock at between $0.001 and $8.00 per share, and (b) rights to purchase warrants to purchase 2,700,000 shares of common stock at between $0.01 and $1.85 per share. As of the date of this report, none of these options, finance warrants or rights to purchase warrants to purchase shares of common stock have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for the rights to purchase warrants to purchase 1.25 million shares of our commons stock, are not exercisable until a performance contingency is met.

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

Recent Sales of Unregistered Securities; Issuance of Warrants to Purchase Common Stock to Officers and Directors

Gerard M. Jacobs has not received any salary for his services as our Chief Executive Officer for over nine years. And, our directors have not received any monthly or annual fees for their service as directors of Acquired Sales for over nine years. In November 2014, the officers and directors of the Company were awarded the right to purchase, directly or using a designee, for an aggregate price of $2 per director: (a) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $0.01 per share all of which are vested; and (b) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $1.85 per share, 100,000 of which warrants are vested, and 1.25 million of which warrants are subject to the condition that the Company shall have acquired at least one of certain properties beneficially owned by Vincent J. Mesolella and/or Gerard M. Jacobs (the “Mesolella/Jacobs Properties”).

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

INTRODUCTION

Management's Discussion and Analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to the accompanying financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

Basis of Presentation

Our Company has a history of recurring losses, which has resulted in an accumulated deficit of $13,705,035 as of December 31, 2016. Additionally, as discussed in Note 2, we sold 100% of the capital stock of our subsidiaries, Cogility and DSTG, which were our primary source of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

This MD&A section discusses our Company’s results of operations, liquidity and financial condition and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Overview

Acquired Sales Corp. was organized under the laws of the State of Nevada on January 2, 1986.

Termination of Letter of Intent to Acquire Sports 1 Marketing Corp., Processing for a Cause Inc. and a Related Management Company

On March 1, 2017, Aggregated Marketing Platform Inc. ("AMP"), Processing for a Cause Inc. ("PFAC"), and Sports 1 Marketing  ("S1M") terminated the letter of intent dated June 22, 2016 ("LOI") to be acquired by Acquired Sales.

Previously, on June 23, 2016, we had announced that we had signed the LOI to acquire AMP and PFAC, and a related entity. The LOI was filed as Exhibit 10.33 to an 8-K current report filed with the SEC on June 23, 2016. The June 23, 2016 8-K indicated that "[c]losing of the acquisitions is subject to a number of conditions, including the completion of mutually acceptable due diligence, delivery of audited financial statements, completion of a capital raise of at least $4.5 million, execution of definitive acquisition documents, obtaining necessary third party approvals, and completion of all necessary securities filings.”  Despite diligent efforts, we were unable to complete a capital raise of $4.5 million. Accordingly, AMP, PFAC and S1M stated in a letter dated March 1, 2017 that they were terminating the LOI pursuant to Paragraph 17 on the basis that they had not received the consideration contemplated in the LOI.

One-Seven, LLC

One-Seven, LLC ("One-Seven") is a business investment firm that hopes to make equity and/or debt investments in privately held and/or publicly traded companies from time to time. On October 9, 2015, our Chief Executive Officer, Gerard M. Jacobs, loaned money to One-Seven. Gerard M. Jacobs obtained a 50% economic interest in One-Seven, and therefore One-Seven is a related party to Gerard M. Jacobs. On November 4, 2015, we entered into an Agreement with One-Seven, its Managing Partner Douglas Stukel ("Stukel"), and Gerard M. Jacobs pursuant to which we loaned $50,000 interest-free to One-Seven. As of December 31, 2015, $25,000 of the loan had been repaid to us by One-Seven, and the balance of $25,000 was still held by us as a receivable from One-Seven. The loan was repaid in full as of January 5, 2016. In consideration of such $50,000 loan to One-Seven, One-Seven and Stukel agreed that if One-Seven is successful in securing additional funding, then Stukel and One-Seven are obligated to use good faith efforts to work with Gerard M. Jacobs and us, as a team and not as a partnership, joint venture or other entity, in order to explore and hopefully close transactions pursuant to which: (a) One-Seven may provide debt, convertible debt and/or equity to us, all on mutually acceptable terms and conditions; (b) One-Seven may provide debt, convertible debt and/or equity to business entities that may be wholly or partly purchased by, or merged into, our Company, all on mutually acceptable terms and conditions; and (c) Stukel may participate in the management of our Company and obtain a salary and a package of stock options and/or warrants to purchase shares of common stock of our Company, all on mutually acceptable terms and conditions.

There are no assurances or guarantees whatsoever that we will consummate any transactions involving One-Seven or Mr. Stukel.

Industrial Services Industry

We do not have, and do not expect to have in the foreseeable future, any industrial services sector operations. However, on December 2, 2014, we announced the signing of a letter of intent to acquire an entity called PPV, Inc. (“PPV”), and its wholly-owned subsidiary Bravo Environmental, NW, Inc. (“Bravo”). On February 5, 2015, we also announced the signing of another letter of intent to acquire a related company, River Country Transport, Inc. (“RCT”). Both proposed acquisitions were subject to a number of conditions, including the completion of mutually acceptable due diligence. During the due diligence process, we evaluated information regarding the potential risks and benefits of acquiring PPV, Bravo and RCT. After discussions and negotiations with PPV, Bravo and RCT, we were unable to resolve certain concerns/issues to our satisfaction. As a result, on March 11, 2015, we terminated our letters of intent with PPV and RCT.

Previous Subsidiaries

Previously, the Company was involved in selling software licenses and hardware, and the provision of consulting and maintenance services. Please refer to the Company’s past filings for information related to the acquisitions and sales of Defense & Security Technology Group, Inc. (“DSTG”) and Cogility Software Corporation (“Cogility”). The sale of Cogility and DSTG eliminated the Company’s sources of revenue.

Liquidity and Capital Resources

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2016 and December 31, 2015, as well as our Company’s cash flows for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Current Assets	$ 605	$ 27,781
Current Liabilities	148,746	19,295
Working Capital	(148,141)	8,486

	For the Years Ended
	December 31,
	2016	2015
Net Cash Used in Operating Activities	$ (52,276)	$ (399,806)
Net Cash Provided by (Used in) Investing Activities	25,000	(160,350)
Net Cash Provided by Financing Activities	100	-

Comparison of the balance sheet at December 31, 2016 and December 31, 2015

At December 31, 2016, we had cash and cash equivalents of $605; this cash was derived from proceeds of non-interest bearing loan made by our Chief Executive Officer, Gerard M. Jacobs, to the Company on June 21, 2016. At December 31, 2015, we had cash and cash equivalents of $27,781; this cash was derived from the sale of our subsidiaries. The decrease in cash, period-over-period, was primarily due to the payment of professional fees and independent contractor fees and reimbursement for expenses incurred by the Company’s Chief Executive Officer and independent contractor.

Total current assets at December 31, 2016 of $605 are not adequate to fund current operations nor to fulfill corporate obligations or to fund growth and potential acquisitions. This is compared to total current assets at December 31, 2015 of $27,781. Additional capital will need to be raised in the near future.

As of December 31, 2016, the Company had $0 in notes receivable. This is compared to $25,000 in notes receivable at December 31, 2015, which was a receivable from One-Seven, LLC.

Current liabilities at December 31, 2016 consisted accounts payable to related parties and trade accounts payable. William C. Jacobs, CPA, who is the son of the Company’s Chief Executive Officer, Gerard M. Jacobs, is owed $43,149 in independent contractor fees and expense reimbursements as of December 31, 2016; this is compared to the $6,053 that he was owed at December 31, 2015 for his December 2015 independent contractor fee and expenses. At December 31, 2016, Gerard M. Jacobs was owed $9,684 in expense reimbursements; this is compared to the $1,879 he was owed at December 31, 2015 for expense reimbursements.

Also: on June 21, 2016, a company affiliated with Gerard M. Jacobs, our Chief Executive Officer, made a non-interest bearing loan of $4,000 to the Company, which is payable upon demand. This current liability was outstanding as of December 31, 2016.

Trade accounts payable, which consist of professional fees, were $91,913 as of December 31, 2016, and $11,363 as of December 31, 2015.

The Company had an accumulated deficit of $13,705,035 and $13,523,308 as of December 31, 2016 and 2015, respectively.

Comparison of operations for the year ended December 31, 2016 to the year ended December 31, 2015

The Company did not generate revenue from continuing operations during the years ended December 31, 2016 and 2015.

Selling, general and administrative expenses primarily consist of independent contractor fees, travel expenses, phone, internet and hotspot expense, meals and entertainment, and other less material accounts. Selling, general and administrative expense was $79,491 for the year ended December 31, 2016 compared to $149,406 for the year ended December 31, 2015, a decrease of $69,915. Professional fees, including accounting and legal personnel, were $102,264 for the year ended December 31, 2016, compared to $254,965 for the year ended December 31, 2015, a decrease of $152,701.

During the year ended December 31, 2016, the Company incurred a net loss of $181,727. Offsetting expenses for the year was $28 in other income. The Company currently has no revenue-generating subsidiaries.

During the year ended December 31, 2015, the Company incurred a loss of $1,175,880. This loss was mainly due to bad debt expense. Also adding to the loss were professional fees, independent contractor costs, and reimbursement for expenses incurred by the Company’s Chief Executive Officer and independent contractors. The loss was offset by interest income of $61,501 and other income of $2,267 during the year.

Net cash used in operating activities was $52,276 for the year ended December 31, 2016, compared to $399,806 net cash used in operating activities for the year ended December 31, 2015. Net cash used in operating activities was primarily used for professional fees, independent contractor costs and reimbursement of expenses incurred by the Company’s Chief Executive Officer and independent contractor.

The Company had net cash provided by investing activities of $25,000 for the year ended December 31, 2016. This came from the repayment of a $25,000 receivable due from One-Seven, LLC. The Company used net cash of $160,350 in investing activities for the year ended December 31, 2015.

Net cash provided by financing activities was $100 for the year ended December 31, 2016. This $100 came from the exercise of stock options. There was no net cash provided by financing activities during the year ended December 31, 2015.

During the year ended December 31, 2016, cash decreased by $27,176, leaving the Company with $605 in unrestricted cash at December 31, 2016. During the year ended December 31, 2015, cash decreased by $560,156, leaving the Company with $27,781 in unrestricted cash at December 31, 2015.

The sale of Cogility and DSTG eliminated the Company’s sources of revenue. The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2016 of $13,705,035.

Critical Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. In the past, significant estimates included share-based compensation forfeiture rates and the potential outcome of future tax consequences of events that have been recognized for financial reporting purposes. Actual results and outcomes may differ from our estimates and assumptions.

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

Basic and Diluted Earnings (Loss) Per Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. At January 1, 2016 through May 17, 2016, there were 2,148,774 stock options, 478,000 financing warrants and rights to purchase warrants to purchase 2,700,000 shares of our common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. On May 18, 2016, 100,000 of these stock options were exercised. As a result, at December 31, 2016, there were 2,048,774 stock options, 478,000 financing warrants and rights to purchase warrants to purchase 2,700,000 shares of our common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. In comparison, during the year ended December 31, 2015, there were 2,148,774 stock options, 938,000 financing warrants and rights to purchase warrants to purchase 2,700,000 shares of our common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. The effective date is the first quarter of fiscal year 2016. We adopted ASU No. 2014-12; the adoption of this has had no effect on the financial statements.

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

Effective January 2017, FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. We are currently evaluating the impact that this amendment will have on our financial statements.

On January 5, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (Topic ASC 805), guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements. This ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. We are currently evaluating the impact that this amendment will have on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation” (Topic 718) - Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. We are currently evaluating the impact that this amendment will have on our financial statements.

Off Balance Sheet Arrangements – We have no off balance sheet arrangements.

The William Noyes Webster Foundation, Inc.

The William Noyes Webster Foundation, Inc. (the “Foundation”), a non-profit Massachusetts corporation, has received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility in Plymouth, Massachusetts, and a medical marijuana dispensary in Dennis, Massachusetts. Heatley is the founder and a member of the board of directors of the Foundation.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at December 31, 2016.

During the nine month period ended September 30, 2015, MVJ Realty, LLC, an affiliate of AQSP director Vincent J. Mesolella (“MVJ Realty”), loaned a total of $23,000 to the Foundation, which $23,000 was purportedly used as follows: (a) $9,500 was used by the Foundation to pay the rent of the Plymouth Cultivation Facility for the month of May, 2015; (b) $6,900 was used by the Foundation to pay the rent of the Dennis Dispensary for the months of April and May, 2015; (c) $3,600 was used by the Foundation to pay for the general liability insurance policy covering the Plymouth Cultivation Facility and the Dennis Dispensary; and (d) $3,000 was used by the Foundation to pay the application fees for two applications (the “Two New Applications”) by the Foundation to the Commonwealth of Massachusetts for licenses (the “Two New Licenses”) to operate two new medical marijuana dispensaries in Massachusetts (the “Two New Dispensaries”). In making these $23,000 loans to the Foundation, MVJ Realty viewed itself as acting as an agent for us, and expected to eventually be reimbursed for the $23,000 by us subject to the execution and delivery by the Foundation to us of loan documents evidencing that the principal amount of the loan from us to the Foundation, evidenced by the Note and secured by the Security Agreement, had been increased by $23,000. The execution and delivery of such loan documents occurred on July 15, 2015, and MVJ Realty was reimbursed for the $23,000 in August 2015.

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

Simultaneous with Vincent J. Mesolella’s agreement to negotiate in good faith regarding the possibility of us acquiring the Mesolella/Jacobs Properties, in November 2014, the officers and directors of the Company were awarded the right to purchase, directly or using a designee, for an aggregate price of $2 per director: (a) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $0.01 per share; and (b) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $1.85 per share, 100,000 of which warrants are vested, and 1.25 million of which warrants are subject to the condition that the Company shall have acquired at least one of the Mesolella/Jacobs Properties.

Other Matters

We may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We intend to defend vigorously against any such claims. Although the outcome of these other matters is currently not determinable, our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations, or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2016 and December 31, 2015 begins on page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Gerard M. Jacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Gerard M. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.

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

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material adverse effect on the financial statements.

During December 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2016 was not effective. Management identified the following material weaknesses as of December 31, 2016:

(1)There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

Management has determined that the Company should seek to enhance its internal controls over financial reporting by maintaining the following steps first commenced in 2010:

(1)During November 2010, the Company increased its Board of Directors to six members by adding another independent member, Mr. Vincent J. Mesolella. Mr. Mesolella is the Chairman of the Narragansett Bay Commission, Providence, Rhode Island. Mr. Mesolella is also the Founder, President and Chief Executive Officer of MVJ Realty, LLC, a real estate development company. Mr. Mesolella has previously served as the Chairman of the Audit Committee of the Board of Directors of a publicly traded company.

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

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2016. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the SEC.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officer as of December 31, 2016.

Name	Age	Position

Gerard M. Jacobs	63	Chairman of the Board, Chief Executive Officer, Chief Development Officer, Secretary, and Treasurer

James S. Jacobs, M.D.	64	Director

Michael D. McCaffrey	72	Director

Richard E. Morrissy	63	Director

Vincent J. Mesolella	67	Director

Joshua A. Bloom, M.D.	62	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our Chief Executive Officer serves at the discretion of our Board of Directors, until his death, or until he resigns or has been removed from office.

Gerard M. Jacobs, age 63, is Chairman of our Board of Directors, Chief Executive Officer, Secretary, and Treasurer. Mr. Jacobs has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its Chief Executive Officer and member of its board of directors until 2006. Under Mr. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:MKT: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its Chief Executive Officer and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (ASX trading symbol: SGM). Mr. Jacobs has also served as the lead outside director for America’s Car-Mart, Inc. (NASDAQ: CRMT) and Patient Home Monitoring Corp. (Toronto: PHM). We believe that Mr. Jacobs’ experience serving as the Chief Executive Officer of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Mr. Jacobs’ brother, James S. Jacobs, M.D., is also a member of our board of directors.

James S. Jacobs, M.D., age 64, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that Dr. Jacobs’ experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

Michael D. McCaffrey, age 72, has been a member of our board of directors since July 2007. He is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases. We believe that Michael D. McCaffrey’s experience serving as a litigator and advisor to corporations, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. McCaffrey received his Juris Doctor in 1974 from the University of Denver College of Law where he was a member of the University of Denver Law Review (qualified by class rank, top 5%) and received a B.S. in Engineering from UCLA in 1968.

Richard E. Morrissy, age 63, has been a member of our board of directors since July 2007. Since August 2016, Mr. Morrissy has been working at the UIC Department of Medicine’s Section of Infectious Disease in a research clinic called Project WISH as Clinical Coordinator in Regulatory Affairs. Previously, Mr. Morrissy was the Senior Research Specialist at the Department of Surgery – CS within the UIC College of Medicine. Mr. Morrissy was a project coordinator for the School of Pharmacy. His duties included serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He also designed and led focus groups, designed and critiqued research surveys, and edited manuscripts and scientific journals. We believe that Mr. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation. He received a B.A. in History from Western Illinois University in 1976.

Vincent J. Mesolella, age 67, has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and Chief Executive Officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Joshua A. Bloom, M.D., age 62, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha, Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases and in Critical Care Medicine. He has been employed by United Hospital System (formerly known as Kenosha Hospital and Medical Center) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom has served on the board of directors of Kenosha Health Services Corporation since 1993 and the board of Hospice Alliance, Inc. since 1994 and Medical Director there since 1998. He has also served on the board of the Beth Israel Sinai Congregation since 1998 where he served as the President from 2004 until 2012. We believe that Dr. Bloom’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

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

Family Relationships

Gerard M. Jacobs and James S. Jacobs, M.D. are brothers. There are no other family relationships among any of our officers or directors.

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

Board Meetings; Nominating Committee

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. In the year ended December 31, 2016, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

As of December 31, 2016, we did not experience any cash flow event as a result of any payment to an executive. We have not provided retirement benefits or severance or change of control benefits to our Chief Executive Officer, Gerard M. Jacobs. Unexercised options or warrants issued as compensation held by our executive officers at the year ended 2016 are set out in the following table. No equity awards were made during the year ended December 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, CEO(1)	2016	$-	$-	$-	$-	$-	$-	$-	$-
	2015	$-	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Jacobs holds options to purchase 471,698 shares of our common stock at a purchase price of $2.00 per share expiring November 4, 2020, plus options to purchase 605,000 shares of our common stock at a purchase price of $2.00 per share expiring on September 29, 2021. Also, in 2014, Mr. Jacobs was granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024, if a required performance contingency is met. The combined fair value of these warrants was expensed in the 2014 income statement.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal years ended December 31, 2016 and 2015.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gerard M. Jacobs (1)	2016 2015	- -	- -	- -	- -	- -	$- $-	$- $-
Joshua A. Bloom, M.D. (2)	2016 2015	- -	- -	- -	- -	- -	$- $-	$- $-
James S. Jacobs, M.D. (2)	2016 2015	- -	- -	- -	- -	- -	$- $-	$- $-
Michael D. McCaffrey (2)	2016 2015	- -	- -	- -	- -	- -	$- $-	$- $-
Vincent J. Mesolella (3)	2016 2015	- -	- -	- -	- -	- -	$- $-	$- $-
Richard E. Morrissy (2)	2016 2015	- -	- -	- -	- -	- -	$- $-	$- $-

(1) In 2014, Mr. Jacobs was granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 750,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024, if a required performance contingency is met. The combined fair value of these warrants was expensed in the 2014 income statement.

(2) In 2014, Dr. Joshua A. Bloom, Dr. James S. Jacobs, Mr. Michael D. McCaffrey, and Mr. Richard E. Morrissy each were granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 25,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 25,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024. The combined fair value of these warrants was expensed in the 2014 income statement.

(3) In 2014, Mr. Vincent J. Mesolella was granted the right to purchase from Acquired Sales, for an aggregate purchase price of $2.00: (1) warrants to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $0.01 per share expiring on December 31, 2024, and (2) warrants to purchase an aggregate of 500,000 shares of common stock, at an exercise price of $1.85 per share expiring on December 31, 2024, if a required performance contingency is met. The combined fair value of these warrants was expensed in the 2014 income statement.

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

Historically, funding for the Company was sourced from management affiliates and their contacts, who collectively loaned approximately $1,500,000 in the past several years. The Company limits cash compensation to outside or internal directors and does not have a cash compensation policy. The Company believes that, given the extensive experience of Mr. Gerard M. Jacobs, Chief Executive Officer, and the rest of the board of directors, and the current opportunity cost factor for each of them, as combined with the fact that each of them has continued to provide services without cash compensation, that the amount of historical compensation provided in the form of options and rights to purchase warrants to purchase shares of common stock is fair and reasonable for the Company.

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

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for our Chief Executive Officer outstanding as of December 31, 2016. The options are exercisable at the respective prices listed below.

Outstanding Equity Awards At Fiscal Year End (see description of columns (a) through (j) below)
(a) (b) (c) (d) (e) (f) (g) (h) (i) (j) Gerard M. Jacobs, 605,000 - - $2.00 9/29/2021 CEO 471,698 $2.00 11/4/2020

Description of Columns (a) Through (j):

(a)  The name of the named executive officer;

(b)  On an award-by-award basis, the number of securities underlying unexercised options, including awards that have been transferred other than for value, that are exercisable and that are not reported in column (d);

(c)  On an award-by-award basis, the number of securities underlying unexercised options, including awards that have been transferred other than for value, that are unexercisable and that are not reported in column (d);

(d)  On an award-by-award basis, the total number of shares underlying unexercised options awarded under any equity incentive plan that have not been earned;

(e)  For each instrument reported in columns (b), (c) and (d), as applicable, the exercise or base price;

(f)  For each instrument reported in columns (b), (c) and (d), as applicable, the expiration date;

(g)  The total number of shares of stock that have not vested and that are not reported in column (i);

(h)  The aggregate market value of shares of stock that have not vested and that are not reported in column (j);

(i)  The total number of shares of stock, units or other rights awarded under any equity incentive plan that have not vested and that have not been earned, and, if applicable the number of shares underlying any such unit or right; and

(j)  The aggregate market or payout value of shares of stock, units or other rights awarded under any equity incentive plan that have not vested and that have not been earned.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 2,369,648 shares of common stock issued and outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Voting Securities

Gerard M. Jacobs (1)	2,388,321	100.8%
Lincolnshire Associates II Ltd (2)	142,453	6.0%
Joshua A. Bloom, M.D. (3)	80,000	3.4%
Roberti Jacobs Family Trust (4)	466,623	19.7%
Roger S. Greene (5)	143,208	6.0%
Michael D. McCaffrey (6)	80,000	3.4%
Richard E. Morrissy (7)	80,000	3.4%
Vincent J. Mesolella (8)	735,362	31.0%
James S. Jacobs, M.D. (9)	190,000	8.0%
Daniel F. Terry, Jr. (10)	734,500	31.0%
Minh N. Le (11)	704,986	29.8%
Total Officers and Directors as group (6 persons)	3,553,683(12)	150.0%

(1)The address for Mr. Gerard M. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Gerard M. Jacobs, our chairman, Chief Executive Officer, Secretary, and Treasurer has voting control over 2,388,321 shares, consisting of: (a) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (b) 100,000 Company shares owned by his affiliate Miss Mimi Corporation; (c) 170,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (d) 605,000 options at $2.00 per share, the vesting of which occurred upon the closing of the merger with Cogility; (e) 471,698 options at $2.00 per share (originating from Cogility); (f) 110,000 warrants at between $2.00 and $3.50 per share, owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (g) 750,000 warrants at $0.01 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00; and (h) 750,000 warrants at $1.85 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Vincent J. Mesolella, a Director of the Company.

(2)The address for Lincolnshire Associates II Ltd is 555 Skokie Blvd. #555, Northbrook, Illinois 60062.

(3)The address for Dr. Joshua A. Bloom is 1520 South Main Street, Racine, Wisconsin 53403. Dr. Joshua A. Bloom does not own any shares of stock. However: (a) he holds options to purchase 30,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(4)The address for the Roberti Jacobs Family Trust is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Mr. Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Gerard M. Jacobs is one of the grantors of the trust corpus, Mr. Gerard M. Jacobs’ mother-in-law, Joan B. Roberti, is the trustee, and Mr. Gerard M. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust’s 466,623 shares consist of (a) 181,623 shares owned, and (b) 110,000 warrants owned at between $2.00 and $3.50 per share.

(5)The address for Mr. Roger S. Greene is 6 Joliet Drive, Coto de Caza, California 92679. Mr. Roger S. Greene owns 113,208 shares of stock. In addition, he holds options to purchase a total of 30,000 shares of our common stock at $2.00 per share.

(6)The address for Mr. Michael D. McCaffrey is 10 Celano Court, Newport Coast, California 92657. Mr. Michael D. McCaffrey does not own any shares of stock. However: (a) he holds options to purchase 30,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(7)The address for Mr. Richard E. Morrissy is 117 South Euclid Avenue, Oak Park, Illinois 60302. Mr. Richard E. Morrissy does not own any shares of stock. However: (a) he holds options to purchase 30,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(8)The address for Mr. Vincent J. Mesolella is 27 Paddock Drive, Lincoln, Road Island 02865. Mr. Vincent J. Mesolella owns 7,862 shares of our common stock. He holds options and warrants to purchase a total of 227,500 shares of our common stock, consisting of (a) 165,000 options at $2.00 per share, (b) 25,000 options exercisable at $0.001 per share, (c) 37,500 warrants at between $2.00 and $3.50 per share. Mr. Mesolella or his designee has the right to purchase from the Company (a) 500,000 warrants at $0.01 per share for an aggregate consideration of $1.00, and (b) 500,000 warrants at $1.85 per share for an aggregate consideration of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by him.

(9)The address for Dr. James S. Jacobs is 1785 Krameria Street, Denver, Colorado 80220. Dr. James S. Jacobs owns 10,000 shares of stock. He holds: (a) 100,000 warrants and 30,000 options at a $2.00 per share exercise price; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(10)The address for Mr. Daniel F. Terry, Jr., is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Daniel F. Terry owns 597,000 shares of our stock. He holds 137,500 warrants exercisable at prices ranging between $2.00 and $3.50.

(11)The address for Mr. Minh N. Le is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Minh N. Le owns 211,986 shares of our stock, 100,000 of which he received in the acquisition of DSTG and 111,986 of which he purchased from Acquired Sales for $3.18 per share. He holds 400,000 options to purchase Acquired Sales common stock at exercise prices ranging between $3.18 and $8.00 per share. He holds warrants to purchase 93,000 shares of Acquired Sales common stock at $3.25 per share.

(12)Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust and Mr. Gerard M. Jacobs, collectively total 2,388,321 shares (which total includes unexercised options, warrants and the right to purchase warrants to purchase shares of our common stock, all of which may be exercised at any time in the discretion of the holder or his designee, except for the right to purchase warrants to purchase an aggregate of 750,000 shares of our common stock, which may not be exercised until a required performance contingency is met) which may be voted together (without any double counting). The other directors hold a total of 1,165,362 shares (which total includes unexercised options, warrants and rights to purchase warrants to purchase shares of our common stock which may be exercised at any time in the discretion of the holder or his designee, except for the right to purchase warrants to purchase an aggregate of 500,000 shares of our common stock, which may not be exercised until a required performance contingency is met) which may be voted together (without any double counting)..

COMPENSATION PLANS

Equity Compensation Plans

None.

Option Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes transactions since January 1, 2013, to which we have been a party and, in which:

•the amounts involved exceeded or will exceed $120,000; and

•any of our directors, executive officer, or beneficial holders of more than 5% of our voting securities, or their affiliates or immediate family members, had or will have a direct or indirect material interest.

Acquisition of Real Estate in Rhode Island

As discussed in our prior public filings, we have attempted to acquire one or more parcels of real estate in Rhode Island, referred to as the Mesolella/Jacobs Properties that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to AQSP. One of the Mesolella/Jacobs Properties is also partly owned by an affiliate of our Chief Executive Officer, Gerard M. Jacobs.

Recent discussions among Messrs. Mesolella and Jacobs and our independent directors have made it increasingly likely that we will never purchase any of the Mesolella/Jacobs Properties.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On April 13, 2017, Eide Bailly LLP resigned as the Company’s independent registered public accounting firm. On July 16, 2018, the Company engaged Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

Audit Fees: $6,000

Audit-Related Fees: None

Tax Fees: None

All Other Fees: None

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

Form 8-K 10.32 99.1 Form 8-K 99.1 Form 8-K 10.33 99.1 This Form 10-K

December 2, 2014

Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc.

Press Release

February 5, 2015

Press Release

June 24, 2016

Letter of Intent; Acquired Sales Corp. acquisitions of Aggregated Marketing Platform Inc. and Processing for a Cause Inc.

Press Release

September 5, 2018

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

Reports on Form 8-K

Aggregated Marketing Platform Inc. and Processing for a Cause Inc. Letter of Intent

On June 24, 2016, we filed an 8-K pursuant to Item 8.01 Other Events announcing that we had signed a letter of intent to acquire Aggregated Marketing Platform Inc. (“AMP”) and Processing for a Cause Inc. (“PFAC”), subject to the parties meeting various conditions.

Termination of Aggregated Marketing Platform Inc. and Processing for a Cause Inc. Letter of Intent

On March 3, 2017, we filed an 8-K pursuant to Item 8.01 Other Events announcing that despite diligent efforts, Acquired Sales was unable to complete a capital raise of $4.5 million. Accordingly, AMP and PFAC and the management of these companies stated in a letter dated March 1, 2017 that they were terminating the LOI pursuant to Paragraph 17 on the basis that they had not received the consideration contemplated in the LOI.

Notification of Late Filing

On March 31, 2017, we filed a Form 12b-25 Notification of Late Filing after our independent public accountant advised us that it would not audit our financial statements for the period ended December 31, 2016 until we paid our audit fees and review fees incurred to date, which we did not have sufficient funds on hand to pay.

Resignation of Accountant

On April 18, 2017, we filed a Form 8-K Current Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934, reporting that on April 13, 2017 our independent registered public accounting firm resigned.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

(Chief Executive Officer)

Date: September 6, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

Date: September 6, 2018

/s/ Joshua A. Bloom, M.D.

Joshua A. Bloom, M.D.

Director

Date: September 6, 2018

/s/ James S. Jacobs, M.D.

James S. Jacobs, M.D.

Director

Date: September 6, 2018

/s/ Michael D. McCaffrey

Michael D. McCaffrey

Director

Date: September 6, 2018

/s/ Richard E. Morrissy

Richard E. Morrissy

Director

Date: September 6, 2018

/s/ Vincent J. Mesolella

Vincent J. Mesolella

Director

Date: September 6, 2018

ACQUIRED SALES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Acquired Sales Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Acquired Sales Corp. (“the Company”) as of December 31, 2016, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2015 were audited by other auditors, whose report dated March 28, 2016 on those statements contained an emphasis of matter paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of operating losses resulting in a significant accumulated deficit and has negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018.

Spokane, Washington

September 5, 2018

ACQUIRED SALES CORP.
BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$ 605	$ 27,781
Total Current Assets	605	27,781
Notes Receivable	-	25,000
Interest Receivable	-	-
Total Assets	$ 605	$ 52,781
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$ 43,149	$ 6,053
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	9,684	1,879
Accounts Payable - Related Party - Payable to Other Related Party	4,000	-
Accounts Payable - Related Party	56,833	7,932
Trade Accounts Payable	91,913	11,363
Total Current Liabilities	148,746	19,295
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,369,648 and 2,269,648 shares outstanding, respectively	2,370	2,270
Additional Paid-in Capital	13,554,524	13,554,524
Accumulated Deficit	(13,705,035)	(13,523,308)
Total Shareholders' Equity (Deficit)	(148,141)	33,486
Total Liabilities and Shareholders' Equity	$ 605	$ 52,781

ACQUIRED SALES CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015
Selling, General and Administrative Expense	$ (79,491)	$ (149,406)
Professional Fees	$ (102,264)	$ (254,965)
Bad Debt Expense	-	(835,277)
Interest Income	-	61,501
Other Income	28	2,267
Provision for Income Taxes	-	-
Net Loss	$ (181,727)	$ (1,175,880)

Basic and Diluted Earnings Loss per Share	$ (0.08)	$ (0.52)

Basic and diluted weighted average number of common shares outstanding:	2,331,745	2,269,648

ACQUIRED SALES CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2014	2,269,648	2,270	13,554,524	(12,347,428)	1,209,366
Net Loss	-	-	-	(1,175,880)	(1,175,880)
Balance, December 31, 2015	2,269,648	$ 2,270	$ 13,554,524	$ (13,523,308)	$ 33,486

Balance, December 31, 2015	2,269,648	$ 2,270	$ 13,554,524	$ (13,523,308)	$ 33,486
Exercise of Stock Options	100,000	100	-	-	$ 100
Net Loss	-	-	-	(181,727)	(181,727)
Balance, December 31, 2016	2,369,648	$ 2,370	$ 13,554,524	$ (13,705,035)	$ (148,141)

ACQUIRED SALES CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
Cash Flows From Operating Activities
Net Loss	$ (181,727)	$ (1,175,880)
Adjustments to Reconcile Loss to net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Bad Debt Expense	-	835,277
Prepaid Expenses	-	7,985
Accrued Interest Receivable	-	(61,501)
Accounts Payable - Related Party	48,901	(13,208)
Trade Accounts Payable	80,550	7,521
Net Cash Used in Operating Activities	(52,276)	(399,806)
Cash Flows From Investing Activities
Notes Receivable	25,000	(160,350)
Net Cash Provided by (Used In) Provided by Investing Activities	25,000	(160,350)
Cash Flows From Financing Activities
Exercise of Stock Options	100	-
Net Cash Provided by (Used in) Financing Activities	100	-
Net (Decrease) Increase in Cash	(27,176)	(560,156)
Cash and Cash Equivalents at Beginning of Year	27,781	587,937
Cash and Cash Equivalents at End of Year	$ 605	$ 27,781

	Fort he Years Ended
	December31,
	2016	2015
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

ACQUIRED SALES CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, “AQSP” or the “Company”) was organized under the laws of the State of Nevada on January 2, 1986.

Previously, the Company was involved in selling software licenses and hardware, and the provision of consulting and maintenance services. Please refer to the Company’s past filings for information related to the acquisitions and sales of Defense & Security Technology Group, Inc. (“DSTG”) and Cogility Software Corporation (“Cogility”). The sale of Cogility and DSTG eliminated the Company’s sources of revenue.

The accompanying financial statements include the accounts and operations of Acquired Sales for all periods presented.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2016 and 2015:

	For the Year Ended
	December 31,
	2016	2015
Net Loss	$ (181,727)	$ (870,495)
Weighted -Average Shares Outstanding	2,331,745	2,269,648

Basic and Diluted Earnings Loss per Share	$ (0.08)	$ (0.38)

At December 31, 2016, there were 2,048,774 stock options, 478,000 financing warrants and rights to purchase warrants to purchase 2,700,000 shares of the Company’s common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

In comparison, at December 31, 2015, there were 2,148,774 stock options, 478,000 financing warrants and rights to purchase warrants to purchase 2,700,000 shares of the Company’s common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). ASU No. 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. The effective date is the first quarter of fiscal year 2016. The Company adopted ASU No. 2014-12; the adoption of this has had no effect on the financial statements.

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

Effective January 2017, FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. We are currently evaluating the impact that this amendment will have on our financial statements.

On January 5, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business” (Topic ASC 805), guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace the missing elements. This ASU is effective for public business entities in annual periods beginning after December 15, 2017, including interim periods therein. We are currently evaluating the impact that this amendment will have on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation” (Topic 718) - Scope of Modification Accounting. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This ASU is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. We are currently evaluating the impact that this amendment will have on our financial statements.

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $13,705,035 as of December 31, 2016. During the year ended December 31, 2016, the Company recognized a net loss of $181,727. The Company used net cash of $52,276 in operating activities during the year ended December 31, 2016. As discussed in Note 3, on September 1, 2015, the Company determined that the note and related interest receivable due from the William Noyes Webster Foundation, Inc. (the “Foundation”) would not be collectible. As such, the Company wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

The sales of Cogility and DSTG eliminated the Company’s source of revenue. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has no revenue-generating subsidiaries. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

NOTE 3 – NOTES RECEIVABLE

The William Noyes Webster Foundation, Inc.

The Foundation, a non-profit Massachusetts corporation, has received a provisional registration from the Commonwealth of Massachusetts to own and operate a medical marijuana cultivation facility in Plymouth, Massachusetts, and a medical marijuana dispensary in Dennis, Massachusetts. Jane W. Heatley (“Heatley”) is the founder and a member of the board of directors of the Foundation.

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

One-Seven, LLC

One-Seven, LLC ("One-Seven") is a business investment firm that hopes to make equity and/or debt investments in privately held and/or publicly traded companies from time to time. On October 9, 2015, the Company’s Chief Executive Officer, Gerard M. Jacobs, loaned money to One-Seven. On November 4, 2015, the Company entered into an Agreement with One-Seven, its Managing Partner Douglas Stukel ("Stukel"), and Gerard M. Jacobs pursuant to which the Company loaned $50,000 interest-free to One-Seven. As of December 31, 2015, $25,000 of the loan had been repaid to the Company by One-Seven, and the balance of $25,000 was still held by the Company as a receivable from One-Seven. The loan was repaid in full as of January 5, 2016. In consideration of such $50,000 loan to One-Seven, One-Seven and Stukel agreed that if One-Seven is successful in securing additional funding, then Stukel and One-Seven are obligated to use good faith efforts to work with Gerard M. Jacobs and the Company, as a team and not as a partnership, joint venture or other entity, in order to explore and hopefully close transactions pursuant to which: (a) One-Seven may provide debt, convertible debt and/or equity to the Company, all on mutually acceptable terms and conditions; (b) One-Seven may provide debt, convertible debt and/or equity to business entities that may be wholly or partly purchased by, or merged into, the Company, all on mutually acceptable terms and conditions; and (c) Stukel may participate in the management of the Company and obtain a salary and a package of stock options and/or warrants to purchase shares of common stock of the Company, all on mutually acceptable terms and conditions.

There are no assurances or guarantees whatsoever that the Company will consummate any transactions involving One-Seven or Mr. Stukel.

NOTE 4 – AMOUNTS OWED TO RELATED PARTIES

On June 21, 2016, a company affiliated with Gerard M. Jacobs, Chief Executive Officer of Acquired Sales, made a non-interest bearing loan of $4,000 to the Company, which is payable upon demand.

At December 31, 2016, there are expense reimbursements owed to Gerard M. Jacobs totaling $9,684. In comparison, at December 31, 2015, there were expense reimbursements owed to Gerard M. Jacobs totaling $1,879.

At December 31, 2016, there are independent contractor fees and expense reimbursements owed to William C. Jacobs totaling $43,149. In comparison, at December 31, 2015, there were expense reimbursements owed to William C. Jacobs totaling $6,053.

NOTE 5 – SHAREHOLDERS’ EQUITY

Share-Based Compensation – In 2014, the Company granted its Chief Executive Officer and Board of Directors the rights to purchase warrants to purchase common stock as compensation for their services. Share-based compensation expense recognized during the years ended December 31, 2016 and 2015 was $0 and $0, respectively. In prior years, the Company has also granted stock options and warrants as compensation to management, to the Board of Directors, and to a consultant.

On November 28, 2014, the Company’s Chief Executive Officer and Board of Directors were issued rights to purchase warrants, which do not require shareholder approval, to purchase an aggregate of 1,350,000 shares of common stock of the Company at $0.01 per share and rights to purchase warrants to purchase an aggregate of 1,350,000 shares of common stock at $1.85 per share, which rights to purchase warrants do not require shareholder approval. The $0.01 warrants became exercisable once the Company’s common stock closed at not less than $3.50 per share on at least ten consecutive trading days. This condition was met in December 2014. The $1.85 warrants contained this condition which has been met, but 1,250,000 of the $1.85 warrants also are conditioned upon the acquisition by the Company of at least one of certain real estate properties owned by entities controlled by one of the Company’s directors, Vincent J. Mesolella. When exercisable, the warrants are exercisable through December 31, 2024. The grant-date fair value of these warrants was $5,144,229, or a weighted-average fair value of $1.91 per share, determined by the Black-Scholes option pricing model using the following weighted-average assumptions: expected future stock volatility of 147%; risk-free interest rate of 1.49%; dividend yield of 0% and an expected term of 5.0 years. The expected future stock volatility was based on the combined volatility of Acquired Sales’ stock and two peer companies’ stock volatilities. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the warrants. The expected term of each warrant was based on the midpoint between the date the warrant vests and the contractual term of the warrant.

On November 28, 2014, the Company’s Chief Executive Officer and directors were also issued rights to purchase warrants, which do not require shareholder approval, to purchase an aggregate of 1,350,000 shares of common stock of the Company at the same price per share of Acquired Sales’ stock paid by the investor(s) in the planned capital raise of at least $15,000,000 by May 31, 2015 to fund the cash portion of the PPV merger consideration (the “Capital Raise Price Per Share”), with the exercise of 1,250,000 of these warrants being conditioned upon the acquisition by the Company of four real estate properties owned by entities controlled by one of the Company’s directors, Vincent J. Mesolella.

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

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2016 and changes during the year then ended:

	Shares	Weighted-Average Exercise Price (a)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	4,848,774	$ 1.56
Exercised options	100,000	$ -
Outstanding, December 31, 2016	4,748,774	$ 1.59	5.66	$ 1,361,475
Exercisable, December 31, 2016	3,498,774	$ 1.50	4.82	$ 1,361,475

Note:
(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Assignment and Exercise of Stock Option Agreement – Reference is hereby made to that certain Stock Option Agreement (the “SOA”) dated November 4, 2010, between Cogility and Gerard M. Jacobs, that was entered into pursuant to the Agreement by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Cogility, Gerard M. Jacobs, Joshua A. Bloom, Roger S. Greene, James S. Jacobs, Michael D. McCaffrey, Vincent J. Mesolella, Richard E. Morrissy, and Acquired Sales.

Cogility was acquired by Acquired Sales in September 2011. Pursuant to the terms and conditions of that acquisition and the SOA, Gerard M. Jacobs or his assignees or heirs was granted the right to purchase 100,000 shares of common stock of Acquired Sales at the purchase price of $0.001 per share, or an aggregate purchase price of $100.

For valuable consideration received, Gerard M. Jacobs assigned the SOA to his affiliate Miss Mimi Corporation (“Miss Mimi”), effective as of May 18, 2016. Miss Mimi notified Acquired Sales effective as of May 18, 2016, that Miss Mimi exercised the SOA and thereby purchased all 100,000 shares of common stock of Acquired Sales covered by the SOA, for the aggregate purchase price of $100, with the purchase price paid in the form of cashier’s check from Miss Mimi payable to Acquired Sales.

Financing Warrants – Through December 31, 2012, the Company issued 938,000 financing warrants in connection with the issuance of notes payable primarily to related parties. 460,000 of these financing warrants expired on March 31, 2016 and 478,000 of these financing warrants were outstanding at December 31, 2016. At December 31, 2016, the financing warrants had a weighted-average exercise price of $2.63 per share, a weighted-average remaining contractual term of 0.44 years and an aggregate intrinsic value of $0.

NOTE 6 – INCOME TAXES

During the years ended December 31, 2016 and 2015, the Company did not incur any current tax on its continuing operations and there was no deferred tax provision or benefit from continuing operations at the federal level or at the state level in Nevada. At December 31, 2016, the Company has U.S. Federal net operating loss carry forwards of $1,908,232 that will expire in 2030 through 2034 if not used by those dates.

As of December 31, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2011 through 2015. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2016	2015
Tax expenses (benefit) at statutory rate (34%)	$ (61,862)	$ (398,099)
State tax benefit, net of federal benefit	(6,004)	(38,639)
Non-deductible expenses	532	2,108
Revision of prior years' deferred tax assets	(1,866)	(27,828)
Change in estimated future income tax rates	-	-
Change in valuation allowance	69,200	462,458
Provision for Income Taxes	$ -	$ -

The tax effects of temporary differences and carry forwards that gave rise to the net deferred income tax asset as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Operating loss carry forwards	713,555	644,437
Stock-based compensation	2,874,127	2,874,127
Allowance on Loan Loss	-	-
Other	233	233
Less: Valuation allowance	(3,587,915)	(3,518,797)
Net Deferred Income Tax Asset	$-	$-

The deferred tax asset valuation allowance increased by $69,118 and $1,663,406 during the years ended December 31, 2016 and 2015, respectively.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at December 31, 2016.

During the nine month period ended September 30, 2015, MVJ Realty, LLC, an affiliate of AQSP director Vincent J. Mesolella (“MVJ Realty”), loaned a total of $23,000 to the Foundation, which $23,000 was purportedly used as follows: (a) $9,500 was used by the Foundation to pay the rent of the Plymouth Cultivation Facility for the month of May, 2015; (b) $6,900 was used by the Foundation to pay the rent of the Dennis Dispensary for the months of April and May, 2015; (c) $3,600 was used by the Foundation to pay for the general liability insurance policy covering the Plymouth Cultivation Facility and the Dennis Dispensary; and (d) $3,000 was used by the Foundation to pay the application fees for two applications (the “Two New Applications”) by the Foundation to the Commonwealth of Massachusetts for licenses (the “Two New Licenses”) to operate two new medical marijuana dispensaries in Massachusetts (the “Two New Dispensaries”). In making these $23,000 loans to the Foundation, MVJ Realty viewed itself as acting as an agent for the Company, and expected to eventually be reimbursed for the $23,000 by the Company subject to the execution and delivery by the Foundation to the Company of loan documents evidencing that the principal amount of the loan from the Company to the Foundation, evidenced by the Note and secured by the Security Agreement, had been increased by $23,000. The execution and delivery of such loan documents occurred on July 15, 2015, and MVJ Realty was reimbursed for the $23,000 in August 2015.

In the Two New Applications, the Foundation included background information in regard to each of the Company’s directors and officers. If the Two New Licenses are awarded to the Foundation, then the Foundation may seek to obtain financing for the Two New Dispensaries from MVJ Realty/AQSP. The Foundation and MVJ Realty/AQSP have not yet entered into any agreements in regard to such potential financing, and the Company considers it to be extremely doubtful that any such agreements will ever be entered into in light of the on-going disputes between

Heatley, the Foundation, and the Company regarding the Teaming Agreement.

At this time, no assurances or guarantees whatsoever can be made as to whether any transaction with the Foundation will be successfully consummated, nor on what terms.

NOTE 8 – SUBSEQUENT EVENTS

On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of AQSP approved by unanimous written consent borrowings by AQSP on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of AQSP; (2) the borrowings will be evidenced by promissory notes of AQSP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of AQSP, pursuant to a security agreement signed by AQSP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to AQSP; (4) the notes shall be due and payable upon demand by the lenders delivered to AQSP; and (5) for each $1,000 loaned by AQSP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of AQSP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023. As of August 31, 2018, a total of $14,790.70 has been borrowed by AQSP on such terms.