Form 10-Q
period 2017-06-30
ACQUIRED SALES CORP
filed 2018-09-19
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

- INDEX -

Part I – Financial Information

ITEM 1. STATEMENTS4

CONDENSED BALANCE SHEETS5

CONDENSED STATEMENTS OF OPERATIONS6

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)7

CONDENSED STATEMENTS OF CASH FLOWS8

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

The results for the period ended June 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 6, 2018 for the period ended December 31, 2016.

ACQUIRED SALES CORP.

INDEX TO THE CONDENSED FINANCIAL STATEMENTS

Page
Condensed Balance Sheets, June 30, 2017 (Unaudited) and December 31, 2016	5
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)	6
Condensed Statements of Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2016 and 2017 (Unaudited)	7
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (Unaudited)	8
Notes to the Condensed Financial Statements (Unaudited)	9-14

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017 (Unaudited)	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$ 16	$ 605
Total Current Assets	16	605
Total Assets	$ 16	$ 605
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$ 73,907	$ 43,149
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	12,183	9,684
Accounts Payable - Related Party - Payable to Other Related Party	4,000	4,000
Accounts Payable - Related Party	90,090	56,833
Trade Accounts Payable	$ 101,909	$ 91,913
Total Current Liabilities	191,999	148,746
Commitments and contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,369,648 shares outstanding	2,370	2,370
Additional Paid-in Capital	13,554,524	13,554,524
Accumulated Deficit	(13,748,877)	(13,705,035)
Total Shareholders' Equity (Deficit)	(191,983)	(148,141)
Total Liabilities and Shareholders' Equity	$ 16	$ 605

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2017	2016	2017	2016
Selling, General and Administrative Expense	$ (16,088)	$ (19,488)	$ (33,347)	$ (40,580)
Professional Fees	$ (7,306)	$ (20,798)	$ (10,495)	$ (48,822)
Other Income	-	-	-	$28
Net Loss	$ (23,394)	$ (40,286)	$ (43,842)	$ (89,374)

Basic and Diluted Earnings Loss per Share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.04)

Basic and diluted weighted average number of common shares outstanding:	2,369,648	2,318,035	2,369,648	2,293,842

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	2,269,648	$ 2,270	$ 13,554,524	$ (13,523,308)	$ 33,486
Exercise of Stock Options	100,000	$100			$ 100
Net Loss	-	-	-	$(89,374)	$(89,374)
Balance, June 30, 2016	2,369,648	$ 2,370	$ 13,554,524	$ (13,612,682)	$ (55,788)

Balance, December 31, 2016	2,369,648	$ 2,370	$ 13,554,524	$ (13,705,035)	$ (148,141)
Net Loss	-	-	-	$(43,842)	$(43,842)
Balance, June 30, 2017	2,369,648	$ 2,370	$ 13,554,524	$ (13,748,877)	$ (191,983)

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities
Net Loss	$ (43,842)	$ (89,374)
Adjustments to Reconcile Loss to net Cash Used in Operating Activities: Changes in Operating Assets and Liabilities:
Accounts Payable - Related Party	33,257	8,112
Trade Accounts Payable	9,996	29,282
Net Cash Used in Operating Activities	(589)	(51,980)
Cash Flows from Investing Activities
Note Receivable		25,000
Net Cash Provided by (Used in) Investing Activities	-	25,000
Cash Flows From Financing Activities
Exercise of Stock Options		100
Net Cash Provided by Financing Activities	-	100
Net Decrease in Cash	(589)	(26,880)
Cash and Cash Equivalents at Beginning of Period	605	27,781
Cash and Cash Equivalents at End of Period	$ 16	$ 901

	For the Six Months Ended
	June 30,
	2017	2016
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on September 6, 2018. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2017 and 2016.

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Loss	$ (23,394)	$ (40,286)	$ (43,842)	$ (89,374)
Weighted -Average Shares Outstanding	2,369,648	2,318,035	2,369,648	2,293,842

Basic and Diluted Earnings Loss per Share	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.04)

At June 30, 2017, there were 4,058,774 stock options and warrants, and 228,000 financing warrants that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. In comparison, at June 30, 2016, there were 4,748,774 stock options and warrants, and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

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

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $13,748,877 as of June 30, 2017. During the three and six months ended June 30, 2017, the Company recognized net losses of $23,394 and $43,842, respectively. The Company used net cash of $589 in operating activities during the six months ended June 30, 2017. As discussed in Note 4, on September 1, 2015, the Company determined that the note and related interest receivable due from the

William Noyes Webster Foundation, Inc. (the “Foundation”) would not be collectible. As such, the Company wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

The Company currently has no revenue-generating subsidiaries. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

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

At June 30, 2017, there are expense reimbursements owed to Gerard M. Jacobs totaling $12,183. In comparison, at June 30, 2016, there were expense reimbursements owed to Gerard M. Jacobs totaling $399.

At June 30, 2017, there are independent contractor fees of $70,000 and expense reimbursements of $3,907 owed to William C. Jacobs totaling $73,907. In comparison, at June 30, 2016, there were independent contractor fees of $10,000 and expense reimbursements of $1,644 owed to William C. Jacobs totaling $11,644.

NOTE 6 – SHAREHOLDERS’ EQUITY

Summary of Stock Option and Warrant Activity – The following is a summary of the Company’s stock option and warrant activity as of June 30, 2017 and changes during the year then ended:

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2016	4,748,774	$ 1.59
Issued during period	0
Expired during period	690,000	$ 3.38
Outstanding, June 30, 2017	4,058,774	$ 1.29	6.09	$ 742,725
Exercisable, June 30, 2017	2,808,774	$ 1.04	5.46	$ 742,725

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

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. 460,000 of these warrants expired on March 31, 2016. In February and March 2017,

162,500 of these warrants expired. Then, in April and July 2017, 87,500 of these warrants expired. At June 30, 2017, 228,000 warrants were outstanding with a weighted-average exercise price of $3.33 per share, a weighted-average remaining contractual term of 0.17 years and an aggregate intrinsic value of $0.

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

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at June 30, 2017.

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

We have a history of recurring losses, which has resulted in an accumulated deficit of $13,748,877 as of June 30, 2017.  In addition, we suffered losses from continuing operations during the six months ended June 30, 2017 and 2016 and we used cash in our operating activities during the six months ended June 30, 2017 and 2016. Additionally, as discussed in Note 3, we sold 100% of the capital stock of our subsidiaries, Cogility and DSTG, which were our primary source of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities, and working capital as of June 30, 2017 and December 31, 2016, as well as cash flows for the six months ended June 30, 2017 and 2016.

	June 30, 2017	December 31, 2016
Current Assets	$ 16	$ 605
Current Liabilities	191,999	148,746
Working Capital	(191,983)	(148,141)

	For the Six Months Ended
	June 30,
	2017	2016
Net Cash Used in Operating Activities	$ (589)	$ (51,980)
Net Cash Provided by (Used in) Investing Activities	-	25,000
Net Cash Provided by Financing Activities	-	100

Comparison of June 30, 2017 to June 30, 2016

At June 30, 2017, we had cash and cash equivalents of $16; this cash was derived from proceeds of non-interest bearing loan made by our CEO, Gerard M. Jacobs, to the Company on June 21, 2016. In comparison, at June 30, 2016, we had cash and cash equivalents of $901.

Total current assets at June 30, 2017 of $16 are not adequate to fund current operations or to fulfill corporate obligations or to fund growth and potential acquisitions. This is compared to total current assets at June 30, 2016 of $901. Current liabilities at June 30, 2017 consisted of accounts payable to related parties of $90,090 and trade accounts payable of $101,909. Accounts payable to related parties consisted of independent contractor fees and expense reimbursements. Trade accounts payable accounts consisted of liabilities for professional fees. In comparison, at June 30, 2016, accounts payable to related parties were $12,044, and this consisted primarily of independent contractor fees and expense reimbursements. Moreover, at June 30, 2016, trade accounts payable were $40,645; this payable was related to accounting fees.

Comparison of the three and six months ended June 30, 2017 to June 30, 2016

During the three and six months ended June 30, 2017, we incurred selling, general and administrative expenses of $16,088 and $33,347, respectively. Selling, general and administrative expenses primarily consisted of independent contractor fees and the reimbursement for expenses incurred by our CEO and independent contractor. In comparison, during the three and six months ended June 30, 2016, we incurred selling, general and administrative expenses of $19,488 and $40,580, respectively.

During the three and six months ended June 30, 2017, we incurred professional fees of $7,306 and $10,495, respectively. In comparison, during the three and six months ended June 30, 2016, we incurred professional fees of $20,798 and $48,822, respectively.

We used net cash in operating activities of $589 for the six months ended June 30, 2017 primarily to pay professional fees. In comparison, we used net cash in operating activities of $51,980 for the six months ended June 30, 2016 primarily to pay professional fees, independent contractor fees and to reimburse our CEO and independent contractor for expenses that they incurred during the period.

During the six months ended June 30, 2017, cash decreased by $589, leaving us with $16 in unrestricted cash at June 30, 2017. In comparison, during the six months ended June 30, 2016, cash decreased by $26,880, leaving us with $901 in unrestricted cash at June 30, 2016.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. At June 30, 2017, there were 4,058,774 stock options and warrants, and 228,000 financing warrants that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. In comparison, at June 30, 2016, there were 4,748,774 stock options and warrants, and 478,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at June 30, 2017.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2016, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at June 30, 2017. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

This 10-QSeptember 18, 2018

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

Dated: September 18, 2018
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer