Form 10-K
period 2017-12-31
ACQUIRED SALES CORP
filed 2018-09-26
CIK 1391135

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

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes []   No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes []       No [x]

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒ Emerging growth company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [x]  No o

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the common stock sold on the over-the-counter market on June 30, 2018 was $294,633. The voting stock held by non-affiliates on that date consisted of 1,473,163 shares of common stock.

Number of shares outstanding of each of the issuer’s class of common stock as of September 21, 2018:

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

As of September 21, 2018, we have cash on hand of $0, which is less than the Federal Deposit Insurance Corporation-insured limit of $250,000 per depositor, per insured bank. In prior years, our payables have been greater than our cash on hand. We have inconsistent income generating ability and are therefore reliant on raising money from loans or stock sales.

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

Sales Prices (1)
	High	Low
Year Ended December 31, 2017
4th Quarter	$0.66	$0.40
3rd Quarter	$0.55	$0.40
2nd Quarter	$1.18	$0.55
1st Quarter	$1.10	$0.52

Year Ended December 31, 2016
4th Quarter	$2.18	$1.00
3rd Quarter	$2.75	$0.25
2nd Quarter	$0.33	$0.17
1st Quarter	$0.90	$0.21

Year Ended December 31, 2015
4th Quarter	$1.45	$0.53
3rd Quarter	$1.80	$1.15
2nd Quarter	$3.25	$1.78
1st Quarter	$4.75	$2.51

(1)The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by Google Finance or Barchart.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of September 21, 2018, a total of 2,369,648 shares of Acquired Sales Corp.’s common stock were outstanding and there were 240 holders of record of Acquired Sales Corp.’s common stock. In addition to our outstanding common stock, we have issued (a) options to purchase 1,358,774 shares of common stock at between $0.001 and $0.60 per share, and (b) rights to purchase warrants to purchase 2,700,000 shares of common stock at between $0.01 and $1.85 per share. As of the date of this report, none of these options have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for the rights to purchase warrants to purchase 1.25 million shares of our commons stock, are not exercisable until a performance contingency is met.

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

Recent Sales of Unregistered Securities; Issuance of Warrants to Purchase Common Stock to Officers and Directors

Gerard M. Jacobs has not received any salary for his services as our Chief Executive Officer for over ten years. And, our directors have not received any monthly or annual fees for their service as directors of Acquired Sales for over ten years. In November 2014, the officers and directors of the Company were awarded the right to purchase, directly or using a designee, for an aggregate price of $2 per director: (a) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $0.01 per share all of which are vested; and (b) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $1.85 per share, 100,000 of which warrants are vested, and 1.25 million of which warrants are subject to the condition that the Company shall have acquired at least one of certain properties beneficially owned by Vincent J. Mesolella and/or Gerard M. Jacobs (the “Mesolella/Jacobs Properties”).

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

Basis of Presentation

Our Company has a history of recurring losses, which has resulted in an accumulated deficit of $13,785,068 as of December 31, 2017. Additionally, as discussed in Note 2, we sold 100% of the capital stock of our subsidiaries, Cogility and DSTG, which were our primary source of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2017 and December 31, 2016, as well as our Company’s cash flows for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Current Assets	$-	$605
Current Liabilities	228,174	148,746
Working Capital	(228,174)	(148,141)

	For the Years Ended
	December 31,
	2017	2016
Net Cash Used in Operating Activities	$(605)	$(52,276)
Net Cash Provided by Investing Activities	-	25,000
Net Cash Provided by Financing Activities	-	100

Comparison of the balance sheet at December 31, 2017 and December 31, 2016

We closed our bank account in August 2017. At December 31, 2017, we had cash and cash equivalents of $0. At December 31, 2016, we had cash and cash equivalents of $605; this cash was derived from proceeds of non-interest bearing loan made by our Chief Executive Officer, Gerard M. Jacobs, to the Company on June 21, 2016. The decrease in cash, period-over-period, was primarily due to the payment of professional fees.

Total current assets at December 31, 2017 of $0 are not adequate to fund current operations nor to fulfill corporate obligations or to fund growth and potential acquisitions. This is compared to total current assets at December 31, 2016 of $605. Additional capital will need to be raised in the near future.

Current liabilities at December 31, 2017 of $228,174 consisted of accounts payable to related parties of $121,748 and trade accounts payable of $106,426. Accounts payable to related parties consisted mainly of liabilities for independent contractor fees payable to William C. Jacobs, CPA, who is the son of the Company’s Chief Executive Officer, Gerard M. Jacobs, and expense reimbursements to William C. Jacobs and Gerard M. Jacobs. In comparison, current liabilities at December 31, 2016 of $148,746 consisted of accounts payable to related parties of $56,833 and trade accounts payable of $91,913. Accounts payable to related parties consisted mainly of liabilities for independent contractor fees payable to William C. Jacobs, and expense reimbursements to William C. Jacobs and Gerard M. Jacobs.

On June 21, 2016, a company affiliated with Gerard M. Jacobs, our Chief Executive Officer, made a non-interest bearing loan of $4,000 to the Company, which is payable upon demand. The $4,000 note payable to Gerard M. Jacobs was still outstanding at December 31, 2017.

The Company had an accumulated deficit of $13,785,068 and $13,705,035 as of December 31, 2017 and 2016, respectively.

Comparison of operations for the year ended December 31, 2017 to the year ended December 31, 2016

The Company did not generate revenue from continuing operations during the years ended December 31, 2017 and 2016.

Selling, general and administrative expenses primarily consist of professional fees, including accounting and legal personnel, travel expenses, phone, internet and hotspot expense, meals and entertainment, and other less material accounts. Selling, general and administrative expense was $65,021 for the year ended December 31, 2017, compared to $79,491 for the year ended December 31, 2016, a decrease of $14,470.

During the year ended December 31, 2017, the Company incurred a net loss of $80,033. During the year ended December 31, 2016, the Company incurred a net loss of $181,727. Offsetting the selling, general and administrative expense in 2016 was $28 in other income. The Company currently has no revenue-generating subsidiaries.

Net cash used in operating activities was $605 for the year ended December 31, 2017, compared to $52,276 net cash used in operating activities for the year ended December 31, 2016. Net cash used in operating activities was primarily used for professional fees.

The Company had net cash provided by investing activities of $0 for the year ended December 31, 2017. In comparison, the Company had net cash provided by investing activities of $25,000 for the year ended December 31, 2016. This came from the repayment of a $25,000 receivable due from One-Seven, LLC.

There was no net cash provided by financing activities during the year ended December 31, 2017. Net cash provided by financing activities was $100 for the year ended December 31, 2016. This $100 came from proceeds from the exercise of stock options.

During the year ended December 31, 2017, cash decreased by $605, leaving the Company with $0 in unrestricted cash at December 31, 2017. During the year ended December 31, 2016, cash decreased by $27,176, leaving the Company with $605 in unrestricted cash at December 31, 2016.

The sale of Cogility and DSTG eliminated the Company’s sources of revenue. The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2017 of $13,785,068.

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

Basic and Diluted Earnings (Loss) Per Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. At December 31, 2017, there were 1,358,774 stock options and rights to purchase warrants to purchase 2,700,000 shares of our common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

In comparison, at December 31, 2016, there were 2,048,774 stock options, 478,000 financing warrants and rights to purchase warrants to purchase 2,700,000 shares of our common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at December 31, 2017.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2017 and December 31, 2016 begins on page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Gerard M. Jacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Gerard M. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

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

During December 2017, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2017 was not effective. Management identified the following material weaknesses as of December 31, 2017:

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

Our management is not aware that the material weaknesses in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2017. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the SEC.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officer as of December 31, 2017.

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

Board Meetings; Nominating Committee

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. In the year ended December 31, 2017, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

As of December 31, 2017, we did not experience any cash flow event as a result of any payment to an executive. We have not provided retirement benefits or severance or change of control benefits to our Chief Executive Officer, Gerard M. Jacobs. Unexercised options or warrants issued as compensation held by our executive officers at the year ended 2017 are set out in the following table. No equity awards were made during the year ended December 31, 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, CEO(1)	2017	$-	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-	$-	$-

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal years ended December 31, 2017 and 2016.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Gerard M. Jacobs (1)	2017	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-
Joshua A. Bloom, M.D. (2)	2017	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-
James S. Jacobs, M.D. (2)	2017	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-
Michael D. McCaffrey (2)	2017	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-
Vincent J. Mesolella (3)	2017	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-
Richard E. Morrissy (2)	2017	-	-	-	-	-	-	-
	2016	-	-	-	-	-	-	-

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

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for our Chief Executive Officer outstanding as of December 31, 2017. The options are exercisable at the respective prices listed below.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Voting Securities

Gerard M. Jacobs (1)	2,278,321	96.1%
Lincolnshire Associates II Ltd (2)	142,453	6.0%
Joshua A. Bloom, M.D. (3)	55,000	2.3%
Roberti Jacobs Family Trust (4)	181,623	7.7%
Roger S. Greene (5)	118,208	5.0%
Michael D. McCaffrey (6)	55,000	2.3%
Richard E. Morrissy (7)	55,000	2.3%
Vincent J. Mesolella (8)	537,862	22.7%
James S. Jacobs, M.D. (9)	60,000	2.5%
Daniel F. Terry, Jr. (10)	597,000	25.2%
Minh N. Le (11)	211,986	8.9%
Total Officers and Directors as group (6 persons)	3,041,183 (12)	128.3%

(1)The address for Mr. Gerard M. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Gerard M. Jacobs, our chairman, Chief Executive Officer, Secretary, and Treasurer has voting control over 2,278,321 shares, consisting of: (a) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (b) 100,000 Company shares owned by his affiliate Miss Mimi Corporation; (c) 170,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (d) 605,000 options at $2.00 per share, the vesting of which occurred upon the closing of the merger with Cogility; (e) 471,698 options at $2.00 per share (originating from Cogility); (f) 750,000 warrants at $0.01 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00; and (g) 750,000 warrants at $1.85 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Vincent J. Mesolella, a Director of the Company.

(2)The address for Lincolnshire Associates II Ltd is 555 Skokie Blvd. #555, Northbrook, Illinois 60062.

(3)The address for Dr. Joshua A. Bloom is 1520 South Main Street, Racine, Wisconsin 53403. Dr. Joshua A. Bloom does not own any shares of stock. However: (a) he holds options to purchase 5,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(4)The address for the Roberti Jacobs Family Trust is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Mr. Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Gerard M. Jacobs is one of the grantors of the trust corpus, Mr. Gerard M. Jacobs’ mother-in-law, Joan B. Roberti, is the trustee, and Mr. Gerard M. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust owns 181,623 shares.

(5)The address for Mr. Roger S. Greene is 6 Joliet Drive, Coto de Caza, California 92679. Mr. Roger S. Greene owns 113,208 shares of stock. In addition, he holds options to purchase a total of 5,000 shares of our common stock at $2.00 per share.

(6)The address for Mr. Michael D. McCaffrey is 10 Celano Court, Newport Coast, California 92657. Mr. Michael D. McCaffrey does not own any shares of stock. However: (a) he holds options to purchase 5,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(7)The address for Mr. Richard E. Morrissy is 117 South Euclid Avenue, Oak Park, Illinois 60302. Mr. Richard E. Morrissy does not own any shares of stock. However: (a) he holds options to purchase 5,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00.

(8)The address for Mr. Vincent J. Mesolella is 27 Paddock Drive, Lincoln, Road Island 02865. Mr. Vincent J. Mesolella owns 7,862 shares of our common stock. He holds options and warrants to purchase a total of 30,000 shares of our common stock, consisting of (a) 5,000 options at $2.00 per share and (b) 25,000 options exercisable at $0.001 per share. Mr. Mesolella or his designee has the right to purchase from the Company (a) 500,000 warrants at $0.01 per share for an aggregate consideration of $1.00, and (b) 500,000 warrants at $1.85 per share for an aggregate consideration of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by him.

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

(12)Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust and Mr. Gerard M. Jacobs, collectively total 2,278,321 shares (which total includes unexercised options, warrants and the right to purchase warrants to purchase shares of our common stock, all of which may be exercised at any time in the discretion of the holder or his designee, except for the right to purchase warrants to purchase an aggregate of 750,000 shares of our common stock, which may not be exercised until a required performance contingency is met) which may be voted together (without any double counting). The other directors hold a total of 762,862 shares (which total includes unexercised options, warrants and rights to purchase warrants to purchase shares of our common stock which may be exercised at any time in the discretion of the holder or his designee, except for the right to purchase warrants to purchase an aggregate of 500,000 shares of our common stock, which may not be exercised until a required performance contingency is met) which may be voted together (without any double counting)..

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

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

For the year ended December 31, 2017:For the year ended December 31, 2016:

Audit Fees: $6,000Audit Fees: $6,000

Audit-Related Fees: NoneAudit-Related Fees: None

Tax Fees: NoneTax Fees: None

All Other Fees: NoneAll Other Fees: None

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

Corp., Vincent J. Mesolella, and Minh Le

Form 10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012

Form 8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC.
99.1	Press Release

Form 8-K	February 12, 2013
10.26	Amendment No. 1 Stock Purchase Agreement

Form 8-K	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement

Form 8-K	September 4, 2013
99.1	Letter – Change of certifying accountant due to acquisition of accountant

Form 8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013

Form 8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.

Form 8-K	December 2, 2014
10.32	Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc.
99.1	Press Release

Form 8-K	February 5, 2015
99.1	Press Release

Form 8-K	June 24, 2016
10.33	Letter of Intent; Acquired Sales Corp. acquisitions of Aggregated Marketing Platform Inc. and Processing for a Cause Inc.
99.1	Press Release

Form 8-K	April 18, 2017
99.1	Press Release

This Form 10-K	September 25, 2018

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

Date: September 25, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

Date: September 25, 2018

/s/ Joshua A. Bloom, M.D.

Joshua A. Bloom, M.D.

Director

Date: September 25, 2018

/s/ James S. Jacobs, M.D.

James S. Jacobs, M.D.

Director

Date: September 25, 2018

/s/ Michael D. McCaffrey

Michael D. McCaffrey

Director

Date: September 25, 2018

/s/ Richard E. Morrissy

Richard E. Morrissy

Director

Date: September 25, 2018

/s/ Vincent J. Mesolella

Vincent J. Mesolella

Director

Date: September 25, 2018

ACQUIRED SALES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Acquired Sales Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acquired Sales Corp. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018.

Spokane, Washington
September 25, 2018

ACQUIRED SALES CORP.
BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$605
Total Current Assets	-	605
Notes Receivable	-	-
Interest Receivable	-	-
Total Assets	$-	$605
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$103,907	$43,149
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	13,841	9,684
Accounts Payable - Related Party - Payable to Other Related Party	4,000	4,000
Accounts Payable - Related Party	121,748	56,833
Trade Accounts Payable	106,426	91,913
Total Current Liabilities	228,174	148,746
Commitments and contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,369,648 and 2,269,648 shares outstanding, respectively	2,370	2,370
Additional Paid-in Capital	13,554,524	13,554,524
Accumulated Deficit	(13,785,068)	(13,705,035)
Total Shareholders' Equity (Deficit)	(228,174)	(148,141)
Total Liabilities and Shareholders' Equity	$-	$605

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP. STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016
Selling, General and Administrative Expense	$ (65,021)	$ (79,491)
Professional Fees	(15,012)	(102,264)
Other Income		28
Provision for Income Taxes	-	-
Net Loss	$ (80,033)	$ (181,727)

Basic and Diluted Earnings Loss per Share	$ (0.03)	$ (0.08)

Basic and diluted weighted average number of common shares outstanding:	2,369,648	2,331,745

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2015	2,269,648	$2,270	$13,554,524	$(13,523,308)	$33,486
Exercise of Stock Options	100,000	$100	-	-	$100
Net Loss	-	-	-	$(181,727)	$(181,727)
Balance, December 31, 2016	2,369,648	$2,370	$13,554,524	$(13,705,035)	$(148,141)
Net Loss	-	-	-	$(80,033)	$(80,033)
Balance, December 31, 2017	2,369,648	$2,370	$13,554,524	$(13,785,068)	$(228,174)

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
Cash Flows From Operating Activities
Net Loss	$(80,033)	$(181,727)
Adjustments to Reconcile Loss to net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Accounts Payable - Related Party	64,915	48,901
Trade Accounts Payable	14,513	80,550
Net Cash Used in Operating Activities	(605)	(52,276)
Cash Flows From Investing Activities
Notes Receivable	-	25,000
Net Cash Provided by Provided by Investing Activities	-	25,000
Cash Flows From Financing Activities
Exercise of Stock Options	-	100
Net Cash Provided by Financing Activities	-	100
Net (Decrease) Increase in Cash	(605)	(27,176)
Cash and Cash Equivalents at Beginning of Year	605	27,781
Cash and Cash Equivalents at End of Year	$-	$605

	For the Nine Months Ended
	June 30,
	2017	2016
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2017 and 2016:

	For the Year Ended
	December 31,
	2017	2016
Net Loss	$(80,033)	$(181,727)
Weighted -Average Shares Outstanding	2,369,648	2,331,745

Basic and Diluted Earnings Loss per Share	$(0.03)	$(0.08)

At December 31, 2017, there were 1,358,774 stock options and rights to purchase warrants to purchase 2,700,000 shares of the Company’s common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

In comparison, at December 31, 2016, there were 2,048,774 stock options, 478,000 financing warrants and rights to purchase warrants to purchase 2,700,000 shares of the Company’s common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

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

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $13,785,068 as of December 31, 2017. During the year ended December 31, 2017, the Company recognized a net loss of $80,033. The Company used net cash of $605 in operating activities during the year ended December 31, 2017. As discussed in Note 3, on September 1, 2015, the Company determined that the note and related interest receivable due from the William Noyes Webster Foundation, Inc. (the “Foundation”) would not be collectible. As such, the Company wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

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

At December 31, 2016, there are independent contractor fees of $40,000 and expense reimbursements of $3,149 owed to William C. Jacobs totaling $43,149. In comparison, at December 31, 2015, there were independent contractor fees of $5,000 and expense reimbursements of $1,053 owed to William C. Jacobs totaling $6,053.

NOTE 5 – SHAREHOLDERS’ EQUITY

Share-Based Compensation – In 2014, the Company granted its Chief Executive Officer and Board of Directors the rights to purchase warrants to purchase common stock as compensation for their services. Share-based compensation expense recognized during the years ended December 31, 2017 and 2016 was $0 and $0, respectively. In prior years, the Company has also granted stock options and warrants as compensation to management, to the Board of Directors, and to a consultant.

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

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2017 and changes during the year then ended:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2016	4,748,774	$1.59
Issued during period	0
Expired during period	690,000	$3.38
Outstanding, December 31, 2017	4,058,774	$1.29	5.59	$577,725
Exercisable, December 31, 2017	2,808,774	$1.04	4.96	$577,725

Note:

(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Financing Warrants – Through December 31, 2012, the Company issued 938,000 financing warrants in connection with the issuance of notes payable primarily to related parties. 460,000 of these financing warrants expired on March

31, 2016 and 478,000 of these financing warrants were outstanding at December 31, 2016. All of these financing warrants expired in 2017.

NOTE 6 – INCOME TAXES

During the years ended December 31, 2017 and 2016, the Company did not incur any current tax on its continuing operations and there was no deferred tax provision or benefit from continuing operations. At December 31, 2017, the Company has U.S. Federal net operating loss carry forwards of $1,987,940 that will expire in 2030 through 2037 if not used by those dates.

As of December 31, 2017, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2012 through 2016.

A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2017	2016
Tax expenses (benefit) at statutory rate (34%)	$(27,211)	$(398,099)
State tax benefit, net of federal benefit	(2,641)	(38,639)
Non-deductible expenses	40	2,108
Revision of prior years' deferred tax assets	67,252	(27,828)
Change in valuation allowance	(37,439)	462,458
Provision for Income Taxes	$-	$-

The tax effects of temporary differences and carry forwards that gave rise to the net deferred income tax asset as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Operating loss carry forwards	$676,116	$713,555
Stock-based compensation	2,874,127	2,874,127
Other	233	233
Less: Valuation allowance	(3,550,475)	(3,587,915)
Net Deferred Income Tax Asset	$-	$-

The deferred tax asset valuation allowance decreased by $37,439 and increased by $69,118 during the years ended December 31, 2017 and 2016, respectively.

NOTE 7 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Medical Marijuana in Massachusetts:

As discussed in Note 3, the Company has agreements with Heatley and the Foundation.

On July 20, 2014, the Company entered into an agreement to pay a lump sum finder's fee to Parare Partners Inc. in the event that all of the following conditions occur: (1) the Company makes certain loans to the Foundation which was found by Parare Partners Inc., (2) the Foundation constructs and brings into operation its planned medical marijuana cultivation facility in Plymouth, Massachusetts and a medical marijuana dispensary in Dennis, Massachusetts, (3) the Company directly or via subsidiaries enters into certain consulting agreements with the Foundation, and (4) all necessary approvals are obtained. If all of such conditions occur, then the finder’s fee will be calculated as follows:

5% of the first $1,000,000 of the aggregate principal amount of such loans

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder’s fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder’s fee at December 31, 2017.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of AQSP approved by unanimous written consent borrowings by AQSP on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of AQSP; (2) the borrowings will be evidenced by promissory notes of AQSP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of AQSP, pursuant to a security agreement signed by AQSP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to AQSP; (4) the notes shall be due and payable upon demand by the lenders delivered to AQSP; and (5) for each $1,000 loaned by AQSP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of AQSP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023. As of September 21, 2018, a total of $14,790.70 has been borrowed by AQSP on such terms.