Form 10-Q
period 2018-03-31
ACQUIRED SALES CORP
filed 2018-10-03
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,369,648 shares of common stock, par value $.001 per share, outstanding as of September 26, 2018.

ACQUIRED SALES CORP.

INDEX

Part I – Financial Information

Page(s)

ITEM 1. STATEMENTS4

CONDENSED BALANCE SHEETS5

CONDENSED STATEMENTS OF OPERATIONS6

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)7

CONDENSED STATEMENT OF CASH FLOWS8

Notes to the Condensed Financial Statements9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK20

ITEM 4. CONTROLS AND PROCEDURES20

PART II – OTHER INFORMATION20

Item 1.  Legal Proceedings.20

Item 1A.  Risk Factors.20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.20

Item 3. Defaults Upon Senior Securities.20

Item 4. Mine Safety Disclosures.20

Item 5. Other Information.21

Item 6. Exhibits.21

SIGNATURES24

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

The results for the period ended March 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 25, 2018 for the period ended December 31, 2017.

ACQUIRED SALES CORP.

INDEX TO THE CONDENSED FINANCIAL STATEMENTS

Page
Condensed Balance Sheets, March 31, 2018 (Unaudited) and December 31, 2017	5
Condensed Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	6
Condensed Statements of Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2017 and 2018 (Unaudited)	7
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	8
Notes to the Condensed Financial Statements (Unaudited)	9-14

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018 (Unaudited)	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-
Total Current Assets	-	-
Notes Receivable	-
Total Assets	$-	$-
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$119,077	$103,907
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	15,666	13,841
Accounts Payable - Related Party - Payable to Other Related Party	4,000	4,000
Accounts Payable - Related Party	138,743	121,748
Trade Accounts Payable	$109,499	106,426
Total Current Liabilities	248,242	228,174
Commitments and contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,369,648 shares outstanding	2,370	2,370
Additional Paid-in Capital	13,554,524	13,554,524
Accumulated Deficit	(13,805,136)	(13,785,068)
Total Shareholders' Equity (Deficit)	(248,242)	(228,174)
Total Liabilities and Shareholders' Equity	$-	$-

Please see the accompanying notes to condensed financial statements.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Selling, General and Administrative Expense	$(16,995)	$(17,260)
Professional Fees	$(3,073)	$(3,189)
Provision for Income Taxes	-	-
Net Loss	(20,068)	(20,449)

Basic and Diluted Earnings Loss per Share	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding:	2,369,648	2,369,648

Please see the accompanying notes to condensed financial statements.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	2,369,648	$2,370	$13,554,524	$(13,705,035)	$(148,141)
Net Loss	-	-	-	$(20,449)	$(20,449)
Balance, March 31, 2017	2,369,648	$2,370	$13,554,524	$(13,725,484)	$(168,590)

Balance, December 31, 2017	2,369,648	$2,370	$13,554,524	$(13,785,068)	$(228,174)
Net Loss	-	-	-	$(20,068)	$(20,068)
Balance, March 31, 2018	2,369,648	$2,370	$13,554,524	$(13,805,136)	$(248,242)

Please see the accompanying notes to condensed financial statements.

ACQUIRED SALES CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities
Net Loss	(20,068)	$(20,449)
Adjustments to Reconcile Loss to net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Accounts Payable - Related Party	16,995	17,215
Trade Accounts Payable	3,073	2,690
Net Cash Used in Operating Activities	-	(544)
Net Decrease in Cash	-	(544)
Cash and Cash Equivalents at Beginning of Period	-	605
Cash and Cash Equivalents at End of Period	$-	$61

	For the Three Months Ended
	March 31,
	2018	2017
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on September 25, 2018. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2018 and 2017:

	For the Three Months
	Ended
	March 31,
	2018	2017
Net Loss	$(20,068)	$(20,449)
Weighted Average Shares Outstanding	2,369,648	2,369,648

Basic and Diluted Loss per Share	$(0.01)	$(0.01)

There were 4,058,774 stock options and warrants outstanding during the three months ended March 31, 2018 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

In comparison, there were 4,158,774 stock options and warrants, and 315,500 financing warrants outstanding during the three months ended March 31, 2017 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $13,805,136 as of March 31, 2018. During the three months ended March 31, 2018, the Company recognized a net loss of $20,068. As discussed in Note 4, on September 1, 2015, the Company determined that the note and related interest receivable due from the William Noyes Webster Foundation, Inc. (the “Foundation”) would not be collectible. As such, the Company wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

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

At March 31, 2018, there are expense reimbursements owed to Gerard M. Jacobs totaling $15,666. In comparison, at March 31, 2017, there were expense reimbursements owed to Gerard M. Jacobs totaling $11,401.

At March 31, 2018, there are independent contractor fees of $115,000 and expense reimbursements of $4,077 owed to William C. Jacobs, totaling $58,647. In comparison, at March 31, 2017, there were independent contractor fees of $55,000 and expense reimbursements of $3,647 owed to William C. Jacobs, totaling $58,647.

NOTE 6 – SHAREHOLDERS’ EQUITY

Summary of Stock Option and Warrant Activity –

The following is a summary of the Company’s stock option and warrant activity as March 31, 2018 and changes during the period then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2017	4,058,774	$1.29
Issued during period	0
Expired during period	0
Outstanding, March 31, 2018	4,058,774	$1.29	5.34	$398,975
Exercisable, March 31, 2018	2,808,774	$1.04	4.71	$398,975

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

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

Financing Warrants – Through December 31, 2012, the Company issued 938,000 warrants in connection with the issuance of notes payable primarily to related parties. 460,000 of these warrants expired on March 31, 2016. In February and March 2017, 162,500 of these warrants expired. At March 31, 2017, 315,500 warrants were outstanding with a weighted-average exercise price of $2.96 per share, a weighted-average remaining contractual term of 0.34 years and an aggregate intrinsic value of $0. These remaining warrants expired by the end of 2017.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at March 31, 2018.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of AQSP approved by unanimous written consent borrowings by AQSP on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of AQSP; (2) the borrowings will be evidenced by promissory notes of AQSP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of AQSP, pursuant to a security agreement signed by AQSP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to AQSP; (4) the notes shall be due and payable upon demand by the lenders delivered to AQSP; and (5) for each $1,000 loaned by AQSP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of AQSP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023. As of September 28, 2018, a total of $14,790.70 has been borrowed by AQSP on such terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquires Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

We have a history of recurring losses, which has resulted in an accumulated deficit of $13,805,136 as of March 31, 2018.  In addition, we suffered losses from continuing operations during the three months ended March 31, 2018 and 2017. Additionally, as discussed in Note 3, we sold 100% of the capital stock of our subsidiaries, Cogility and DSTG, which were our primary source of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 25, 2018. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our annual report on Form 10-K filed with the SEC on September 25, 2018, that can be read at www.sec.gov.

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

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of March 31, 2018 and December 31, 2017, as well as cash flows for the three months ended March 31, 2018 and 2017.

	March 31, 2018	December 31, 2017
Current Assets	$-	$-
Current Liabilities	248,242	228,174
Working Capital	(248,242)	(228,174)

	For the Three Months Ended
	March 31,
	2018	2017
Net Cash Used in Operating Activities	$-	$(544)

Comparison of March 31, 2018to March 31, 2017

At March 31, 2018, we had cash and cash equivalents of $0. At March 31, 2017, we had cash and cash equivalents of $61; this cash was derived from proceeds of non-interest bearing loan made by our CEO, Gerard M. Jacobs, to the Company on June 21, 2016.

Total current assets at March 31, 2018 of $0 are not adequate to fund current operations or to fulfill corporate obligations or to fund growth and potential acquisitions. Current liabilities at March 31, 2018 consisted of accounts payable to related parties of $138,743 and trade accounts payable of $109,499. Accounts payable to related parties consisted of independent contractor fees and expense reimbursements. Trade accounts payable accounts consisted of liabilities for professional fees. In comparison, current liabilities at March 31, 2017 consisted of accounts payable to related parties of $74,048 and trade accounts payable of $94,603. Accounts payable to related parties consisted of independent contractor fees and expense reimbursements. Trade accounts payable accounts consisted of liabilities for professional fees.

Comparison of the three months ended March 31, 2017 to March 31, 2016

During the three months ended March 31, 2018, we incurred selling, general and administrative expenses of $16,995. Selling, general and administrative expenses primarily consisted of independent contractor fees, and reimbursement for expenses incurred by the Company’s chief executive officer and independent contractor.

In comparison, during the three months ended March 31, 2017, we incurred selling, general and administrative expenses of $17,260. Selling, general and administrative expenses primarily consisted of independent contractor fees and reimbursement for expenses incurred by the Company’s chief executive officer and independent contractor.

We used net cash in operating activities of $0 for the three months ended March 31, 2018. We used net cash in operating activities of $544 for the three months ended March 31, 2017 primarily to pay professional fees.

Cash and cash equivalents at the beginning of the period, January 1, 2018, and at the end of the period, March 31, 2018, was $0. During the three months ended March 31, 2017, cash decreased by $544, leaving us with $61 in unrestricted cash at March 31, 2017.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. There were 4,058,774 stock options and warrants outstanding during the three months ended March 31, 2018 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

In comparison, there were 4,158,774 stock options and warrants, and 315,500 financing warrants outstanding during the three months ended March 31, 2017 that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at March 31, 2018.

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

Based on that evaluation, our chief executive officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2017, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at March 31, 2017. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

Dated: October 3, 2018
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer