Form 10-Q
period 2018-06-30
ACQUIRED SALES CORP
filed 2018-10-05
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,369,648 shares of common stock, par value $.001 per share, outstanding as of October 2, 2018.

ACQUIRED SALES CORP.

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. STATEMENTS4

CONDENSED BALANCE SHEETS5

CONDENSED STATEMENTS OF OPERATIONS6

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)7

CONDENSED STATEMENTS OF CASH FLOWS8

Notes to the Condensed Financial Statements9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK19

ITEM 4. CONTROLS AND PROCEDURES19

PART II — OTHER INFORMATION21

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

The results for the period ended June 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 25, 2018 for the period ended December 31, 2017.

ACQUIRED SALES CORP.

INDEX TO THE CONDENSED FINANCIAL STATEMENTS

Page
Condensed Balance Sheets, June 30, 2018 (Unaudited) and December 31, 2017	5
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)	6
Condensed Statements of Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2017 and 2018 (Unaudited)	7
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (Unaudited)	8
Notes to the Condensed Financial Statements (Unaudited)	9-13

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018 (Unaudited)	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-
Total Current Assets	-	-
Notes Receivable	-	-
Total Assets	$-	$-
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$134,077	$103,907
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	17,245	13,841
Accounts Payable - Related Party - Payable to Other Related Party	4,000	4,000
Accounts Payable - Related Party	155,322	121,748
Trade Accounts Payable	$111,821	106,426
Total Current Liabilities	267,143	228,174
Commitments and contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,369,648 shares outstanding	2,370	2,370
Additional Paid-in Capital	13,627,024	13,554,524
Accumulated Deficit	(13,896,537)	(13,785,068)
Total Shareholders' Equity (Deficit)	(267,143)	(228,174)
Total Liabilities and Shareholders' Equity	$-	$-

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2018	2017	2018	2017
Selling, General and Administrative Expense	$(16,579)	$(16,088)	$(33,574)	$(33,347)
Stock Compensation Expense	$(72,500)		$(72,500)
Professional Fees	$(2,322)	$(7,306)	$(5,395)	$(10,495)
Net Loss	$(91,401)	$(23,394)	$(111,469)	$(43,842)

Basic and Diluted Earnings Loss per Share	$(0.04)	$(0.01)	$(0.05)	$(0.02)

Basic and diluted weighted average number of common shares outstanding:	2,369,648	2,369,648	2,369,648	2,369,648

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	2,369,648	$2,370	$13,554,524	$(13,705,035)	$(148,141)
Net Loss	-	-	-	$(43,842)	$(43,842)
Balance, June 30, 2017	2,369,648	$2,370	$13,554,524	$(13,748,877)	$(191,983)

Balance, December 31, 2017	2,369,648	$2,370	$13,554,524	$(13,785,068)	$(228,174)
Stock Compensation Expense			$72,500		$72,500
Net Loss	-	-	-	(111,469)	(111,469)
Balance, June 30, 2018	2,369,648	$2,370	$13,627,024	$(13,896,537)	$(267,143)

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities
Net Loss	$(111,469)	$(43,842)
Adjustments to Reconcile Loss to net Cash Used in Operating Activities:
Stock Compensation Expense	72,500
Changes in Operating Assets and Liabilities:
Accounts Payable - Related Party	33,574	33,257
Trade Accounts Payable	5,395	9,996
Net Cash Used in Operating Activities	-	(589)
Net Decrease in Cash	-	(589)
Cash and Cash Equivalents at Beginning of Period	-	605
Cash and Cash Equivalents at End of Period	$-	$16

	For the Six Months Ended
	June 30,
	2018	2017
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on September 25, 2018. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2018 and 2017.

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Loss	$(91,401)	$(23,394)	$(111,469)	$(43,842)
Weighted-Average Shares Outstanding	2,369,648	2,369,648	2,369,648	2,369,648

Basic and Diluted Earnings Loss per Share	$(0.04)	$(0.01)	$(0.05)	$(0.02)

At June 30, 2018, there were 4,308,774 stock options and warrants that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. In comparison, at June 30, 2017, there were 4,058,774 stock options and warrants, and 228,000 financing warrants that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

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

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $13,896,537 as of June 30, 2018. During the three and six months ended June 30, 2018, the Company recognized net losses of $91,401 and $111,469, respectively. The Company did not use any cash in operating activities during the six months ended June 30, 2018. The Company used net cash of $589 in operating activities during the six months ended June 30, 2017. As discussed in Note 4, on September 1, 2015, the Company determined that the note and related interest receivable due from the William Noyes Webster Foundation, Inc. (the “Foundation”) would not be collectible. As such, the Company wrote off the note totaling $737,850 and interest receivable totaling $97,427 as bad debt expense on September 1, 2015.

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

One-Seven, LLC

One-Seven, LLC ("One-Seven") is a business investment firm that hopes to make equity and/or debt investments in privately held and/or publicly traded companies from time to time. On October 9, 2015, the Company’s chief executive officer, Gerard M. Jacobs, loaned money to One-Seven. On November 4, 2015, the Company entered into an Agreement with One-Seven, its Managing Partner Douglas Stukel ("Stukel"), and Gerard M. Jacobs pursuant to which the Company loaned $50,000 interest-free to One-Seven. As of December 31, 2015, $25,000 of the loan had been repaid to the Company by One-Seven, and the balance of

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 5 – SHAREHOLDERS’ EQUITY

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

There are no assurances or guarantees whatsoever that the Company will consummate any transactions involving One-Seven or Mr. Stukel.

Summary of Stock Option and Warrant Activity –

The following is a summary of the Company’s stock option and warrant activity as of June 30, 2018 and changes during the year then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2017	4,058,774	$1.29	5.59	$577,725
Issued during period	250,000	$0.01	6.51	$47,500
Expired during period	0
Outstanding, June 30, 2018	4,308,774	$1.22	5.18	$308,975
Exercisable, June 30, 2018	3,058,774	$0.96	5.04	$308,975

Note:

(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Shares Issued During Period – On April 1, 2018, the Company issued to a director and to an independent contractor rights to purchase warrants, for an aggregate purchase price of $2.00, an aggregate of 250,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

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

NOTE 6 – AMOUNTS OWED TO RELATED PARTIES

On June 21, 2016, a company affiliated with Gerard M. Jacobs, Chief Executive Officer of Acquired Sales, made a non-interest bearing loan of $4,000 to the Company, which is payable upon demand.

At June 30, 2018, there are expense reimbursements owed to Gerard M. Jacobs totaling $17,245. In comparison, at June 30, 2017, there were expense reimbursements owed to Gerard M. Jacobs totaling $12,183.

At June 30, 2018, there are independent contractor fees of $130,000 and expense reimbursements of $4,077 owed to William C. Jacobs totaling $134,077. In comparison, at June 30, 2017, there are independent contractor fees of $70,000 and expense reimbursements of $3,907 owed to William C. Jacobs totaling $73,907.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at June 30, 2018.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of AQSP approved by unanimous written consent borrowings by AQSP on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of AQSP; (2) the borrowings will be evidenced by promissory notes of AQSP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of AQSP, pursuant to a security agreement signed by AQSP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to AQSP; (4) the notes shall be due and payable upon demand by the lenders delivered to AQSP; and (5) for each $1,000 loaned by AQSP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of AQSP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023. As of October 2, 2018, a total of $14,790.70 has been borrowed by AQSP on such terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquires Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

We have a history of recurring losses, which has resulted in an accumulated deficit of $13,896,537 as of June 30, 2018.  In addition, we suffered losses from continuing operations during the six months ended June 30, 2018 and 2017. Additionally, as discussed in Note 3, we sold 100% of the capital stock of our subsidiaries, Cogility and DSTG, which were our primary source of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

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

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities, and working capital as of June 30, 2018 and December 31, 2017, as well as cash flows for the six months ended June 30, 2018 and 2017.

	June 30, 2018	December 31, 2017
Current Assets	$-	$-
Current Liabilities	267,143	228,174
Working Capital	(267,143)	(228,174)

	For the Six Months Ended
	June 30,
	2018	2017
Net Cash Used in Operating Activities	$-	$(589)

Comparison of June 30, 2018 to June 30, 2017

At June 30, 2018, we had cash and cash equivalents of $0. At June 30, 2017, we had cash and cash equivalents of $16; this cash was derived from proceeds of non-interest bearing loan made by our CEO, Gerard M. Jacobs, to the Company on June 21, 2016.

Total current assets at June 30, 2018 of $0 are not adequate to fund current operations or to fulfill corporate obligations or to fund growth and potential acquisitions. This is compared to total current assets at June 30, 2017 of $16. Current liabilities at June 30, 2018 consisted of accounts payable to related parties of $155,322 and trade accounts payable of $111,821. Accounts payable to related parties consisted of independent contractor fees and expense reimbursements. Trade accounts payable accounts consisted of liabilities for professional fees. In comparison, current liabilities at June 30, 2017 consisted of accounts payable to related parties of $90,090 and trade accounts payable of $101,909. Accounts payable to related parties consisted of independent contractor fees and expense reimbursements. Trade accounts payable accounts consisted of liabilities for professional fees.

Comparison of the three and six months ended June 30, 2018 to June 30, 2017

During the three and six months ended June 30, 2018, we incurred selling, general and administrative expenses of $16,579 and $33,574, respectively. Selling, general and administrative expenses primarily consisted of independent contractor fees and the reimbursement for expenses incurred by our CEO and independent contractor.

In comparison, during the three and six months ended June 30, 2017, we incurred selling, general and administrative expenses of $16,088 and $33,347, respectively. Selling, general and administrative expenses primarily consisted of independent contractor and the reimbursement for expenses incurred by our CEO and independent contractor.

On April 1, 2018, we issued to a director and to an independent contractor rights to purchase warrants, for an aggregate purchase price of $2.00, an aggregate of 250,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024; we recorded stock compensation expense of $72,500 related to these rights to purchase warrants during the three and six months ended June 30, 2018. In comparison, we did not incur any stock compensation expense during the three and six months ended June 30, 2017.

We used net cash in operating activities of $0 for the six months ended June 30, 2018. In comparison, we used net cash in operating activities of $589 for the six months ended June 30, 2017 primarily to pay professional fees.

During the six months ended June 30, 2018, cash decreased by $0, leaving us with $0 in unrestricted cash at June 30, 2018. In comparison, during the six months ended June 30, 2017, cash decreased by $589, leaving us with $16 in unrestricted cash at June 30, 2017.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. At June 30, 2018, there were 4,308,774 stock options and warrants that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

In comparison, at June 30, 2017, there were 4,058,774 stock options and warrants, and 228,000 financing warrants that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at June 30, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2017, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at June 30, 2018. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

This 10-QOctober 4, 2018

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

Dated: October 4, 2018
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer