Form 10-Q
period 2018-09-30
ACQUIRED SALES CORP
filed 2018-11-09
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ x] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,369,648 shares of common stock, par value $.001 per share, outstanding as of November 7, 2018.

ACQUIRED SALES CORP.

- INDEX -

PART I — FINANCIAL INFORMATION4

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

PART II — OTHER INFORMATION20

Item 1. Legal Proceedings.20

Item 1A. Risk Factors.20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.20

Item 3. Defaults Upon Senior Securities.20

Item 4. Mine Safety Disclosures.20

Item 5. Other Information.21

Item 6. Exhibits.21

SIGNATURES25

PART I — FINANCIAL INFORMATION

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

The results for the period ended September 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 25, 2018 for the period ended December 31, 2017.

ACQUIRED SALES CORP.

INDEX TO THE CONDENSED FINANCIAL STATEMENTS

Page
Condensed Balance Sheets, September 30, 2018 (Unaudited) and December 31, 2017	5
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	6
Condensed Statements of Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2017 and 2018 (Unaudited)	7
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	8
Notes to the Condensed Financial Statements (Unaudited)	9-14

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018 (Unaudited)	2017
ASSETS
Total Assets	$-	$-
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$149,077	$103,907
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	18,746	13,841
Accounts Payable - Related Party - Payable to Other Related Party	4,000	4,000
Accounts Payable - Related Party	171,823	121,748
Notes Payable - Related Party
Notes Payable - Payable to Joshua A. Bloom	10,025	-
Notes Payable - Payable to Gerard M. Jacobs	4,766	-
Notes Payable - Related Party	14,791	-
Interest Payable - Related Party
Interest - Payable to Joshua A. Bloom	322	-
Interest - Payable to Gerard M. Jacobs	149	-
Interest Payable - Related Party	471	-
Trade Accounts Payable	110,315	106,426
Total Current Liabilities	$297,400	$228,174
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,369,648 shares outstanding	2,370	2,370
Additional Paid-in Capital	13,631,574	13,554,524
Accumulated Deficit	(13,931,344)	(13,785,068)
Total Shareholders' Equity (Deficit)	(297,400)	(228,174)
Total Liabilities and Shareholders' Equity	$-	$-

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Selling, General and Administrative Expense	$(16,549)	$(15,913)	$(50,123)	$(49,246)
Stock Compensation Expense	$-	$-	$(72,500)	$-
Professional Fees	$(13,237)	$(2,299)	$(18,632)	$(12,794)
Interest Expense	$(5,021)	$-	$(5,021)	$-
Net Loss	$(34,807)	$(18,212)	$(146,276)	$(62,040)

Basic and Diluted Earnings Loss per Share	$(0.01)	$(0.01)	$(0.06)	$(0.03)

Basic and diluted weighted average number of common shares outstanding:	2,369,648	2,369,648	2,369,648	2,369,648

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	2,369,648	$2,370	$13,554,524	$(13,705,035)	$(148,141)
Net Loss	-	-	-	$(62,040)	$(62,040)
Balance, September 30, 2017	2,369,648	$2,370	$13,554,524	$(13,767,075)	$(210,181)

Balance, December 31, 2017	2,369,648	$2,370	$13,554,524	$(13,785,068)	$(228,174)
Stock Compensation Expense			$72,500		$72,500
Issuance of warrants to purchase common stock	-	$-	$4,550	$-	$4,550
Net Loss	-	$-	$-	$(146,276)	$(146,276)
Balance, September 30, 2018	2,369,648	$2,370	$13,631,574	$(13,931,344)	$(297,400)

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities
Net Loss	$(146,276)	$(62,040)
Adjustments to Reconcile Loss to net Cash Used in Operating Activities:
Stock Compensation Expense	72,500	-
Financing Cost - Issuance of Warrants to Purchase Common Stock	4,550	-
Changes in Operating Assets and Liabilities:
Accounts Payable to Related Parties	50,075	49,140
Trade Accounts Payable	3,889	12,295
Financing Cost - Proceeds From Borrowing Under Notes Payable to Related Parties	14,791	-
Financing Cost - Interest Payable to Related Parties	471	-
Net Cash Used in Operating Activities	-	(605)
Net Decrease in Cash	-	(605)
Cash and Cash Equivalents at Beginning of Period	-	605
Cash and Cash Equivalents at End of Period	$-	$-

	For the Nine Months Ended
	September 30,
	2018	2017
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The Company currently is a shell corporation and does not have any business or any sources of revenue.

The Company wants to acquire all or a portion of one or more operating businesses.

The Company is willing to consider acquisitions in any industry, but management of the Company currently is devoting a significant amount of time and effort exploring potential acquisitions of all or a portion of one or more operating businesses involving the manufacture and sale of cannabidiol (CBD)- infused products such as beverages, muscle/joint rubs, oils, crystals, tinctures, vape e-juice, bath bombs, isolate, relief balms, elixirs, body washes, med sticks, lotions, vape pens and cartridges, shatter, and gummies.

In order to consummate a particular acquisition(s), management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such CBD-infused products businesses, for example operating businesses and/or assets involving distilled spirits, hemp, cannabis, tetrahydrocannabinol (THC)-infused products, and real estate.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements include the accounts and operations of Acquired Sales for all periods presented.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on September 25, 2018. In particular, the basis of presentation and significant accounting policies were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Loss	$(34,807)	$(18,212)	$(146,276)	$(62,040)
Weighted -Average Shares Outstanding	2,369,648	2,369,648	2,369,648	2,369,648

Basic and Diluted Earnings Loss per Share	$(0.01)	$(0.01)	$(0.06)	$(0.03)

At September 30, 2018, there were 4,181,415 stock options and warrants, and 17,500 financing warrants outstanding that were

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. In comparison, at September 30, 2017, there were 4,058,774 stock options and warrants, and 70,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – Effective January 2017, FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. We are currently evaluating the impact that this amendment will have on our financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified non-employee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact that this amendment will have on our financial statements.

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses, which have resulted in an accumulated deficit of $13,931,344 as of September 30, 2018. During the three and nine months ended September 30, 2018, the Company recognized net losses of $34,807 and $146,276, respectively. The Company used net cash of $19,341 in operating activities during the nine months ended September 30, 2018; this is compared to net cash of $605 that was used in operating activities during the nine months ended September 30, 2017.

The Company currently is a shell corporation and does not have any business or any sources of revenue. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has no revenue-generating subsidiaries. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

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

At September 30, 2018, there are expense reimbursements owed to Gerard M. Jacobs totaling $18,746. In comparison, at September 30, 2017, there were expense reimbursements owed to Gerard M. Jacobs totaling $13,066.

At September 30, 2018, there are independent contractor fees of $145,000 and expense reimbursements of $4,077 owed to William C. Jacobs totaling $149,077. In comparison, at September 30, 2017, there were independent contractor fees of $85,000 and expense reimbursements of $3,907 owed to William C. Jacobs totaling $88,907.

Financing Warrants – On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of AQSP approved by unanimous written consent borrowings by AQSP on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of AQSP; (2) the borrowings will be evidenced by promissory notes of AQSP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of AQSP, pursuant to a security agreement signed by AQSP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to AQSP; (4) the notes shall be due and payable upon demand by the lenders delivered to AQSP; and (5) for each $1,000 loaned by AQSP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of AQSP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023. As of September 30, 2018, a total of $14,791 has been borrowed by AQSP on such terms, and warrants to purchase 12,500 shares of common stock of AQSP have been issued to Joshua A. Bloom and warrants to purchase 5,000 shares of common stock of AQSP have been issued to Gerard M. Jacobs. These warrants to purchase common stock were valued as of the date they were issued by multiplying the number of shares by the difference between the exercise price and the closing price of AQSP’s common stock on the day of issuance. The value of these warrants were fully expensed because the notes are payable upon demand. Joshua A. Bloom’s warrants were issued to him on July 16, 2018, and the expense recognized related to the issuance of these warrants was $3,250. Gerard M. Jacobs’ warrants were issued to him on July 18, 2018, and the expense recognized related to the issuance of these warrants was $1,300.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY

Summary of Stock Option and Warrant Activity –

The following is a summary of the Company’s stock option and warrant activity as of September 30, 2018 and changes during the period then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Outstanding, December 31, 2017	4,058,774	$1.29	5.59	$577,725
Issued During Period	250,000
Expired During Period	127,359
Outstanding, September 30, 2018	4,181,415	$1.19	5.08	$422,725
Exercisable, September 30, 2018	2,931,415	$0.91	5.00	$422,725

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

Assignment and Exercise of Stock Option Agreement – Reference is hereby made to that certain Stock Option Agreement (the “SOA”) dated November 4, 2010, between Cogility Software Corporation (“Cogility”) and Gerard M. Jacobs, that was entered into pursuant to the Agreement by and among Deborah Sue Ghourdjian Separate Property Trust, Matthew Ghourdjian, Cogility, Gerard M. Jacobs, Joshua A. Bloom, Roger S. Greene, James S. Jacobs, Michael D. McCaffrey, Vincent J. Mesolella, Richard E. Morrissy, and Acquired Sales.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

The Company has not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at September 30, 2018.

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

NOTE 8 – SUBSEQUENT EVENTS

On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of AQSP approved by unanimous written consent borrowings by AQSP on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of AQSP; (2) the borrowings will be evidenced by promissory notes of AQSP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of AQSP, pursuant to a security agreement signed by AQSP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to AQSP; (4) the notes shall be due and payable upon demand by the lenders delivered to AQSP; and (5) for each $1,000 loaned by AQSP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of AQSP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023. During the quarter ended September 30, 2018, $14,791 was borrowed on these terms. Following the end of the period ended September 30, 2018, a total of $6,000 has been borrowed by AQSP on such terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquires Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

We have a history of recurring losses, which has resulted in an accumulated deficit of $13,931,344 as of September 30, 2018.  In addition, we suffered losses from continuing operations during the nine months ended September 30, 2018 and 2017 and we used cash in our operating activities during the nine months ended September 30, 2018 and 2017. Additionally, as discussed in Note 3, we sold 100% of the capital stock of our subsidiaries, Cogility and DSTG, which were our primary source of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

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

The Company currently is a shell corporation and does not have any business or any sources of revenue.

The Company wants to acquire all or a portion of one or more operating businesses.

The Company is willing to consider acquisitions in any industry, but management of the Company currently is devoting a significant amount of time and effort exploring potential acquisitions of all or a portion of one or more operating businesses involving the manufacture and sale of cannabidiol (CBD)- infused products such as beverages, muscle/joint rubs, oils, crystals, tinctures, vape e-juice, bath bombs, isolate, relief balms, elixirs, body washes, med sticks, lotions, vape pens and cartridges, shatter, and gummies.

In order to consummate a particular acquisition(s), management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such CBD-infused products businesses, for example operating businesses and/or assets involving distilled spirits, hemp, cannabis, tetrahydrocannabinol (THC)-infused products, and real estate.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities, and working capital as of September 30, 2018 and December 31, 2017, as well as cash flows for the nine months ended September 30, 2018 and 2017.

	September 30, 2018	December 31, 2017
Current Assets	$-	$-
Current Liabilities	297,400	228,174
Working Capital	(297,400)	(228,174)

	For the Nine Months Ended
	September 30,
	2018	2017
Net Cash Used in Operating Activities	$-	$(605)

Comparison of September 30, 2018 to September 30, 2017

We closed our bank account in August 2017. At September 30, 2018, we had cash and cash equivalents of $0. In comparison, at September 30, 2017, we had cash and cash equivalents of $0.

Total current assets at September 30, 2018 of $0 are not adequate to fund current operations nor to fulfill corporate obligations or to fund growth and potential acquisitions. This is compared to total current assets at September 30, 2017 of $0.

Current liabilities at September 30, 2018 of $297,400 consisted of accounts payable to related parties of $171,823, notes payable to related parties of $14,791, interest payable to related parties of $471 and trade accounts payable of $110,315. Accounts payable to related parties consisted of independent contractor fees payable to William C. Jacobs and expense reimbursements to William C. Jacobs and Gerard M. Jacobs. Trade accounts payable primarily consisted of professional fees related to accounting. This is compared to current liabilities at September 30, 2017 of $210,181, which consisted of accounts payable to related parties of $105,973 and trade accounts payable of $104,208. Accounts payable to related parties consisted of independent contractor fees payable to William C. Jacobs and expense reimbursements to William C. Jacobs and Gerard M. Jacobs. Trade accounts payable primarily consisted of professional fees related to accounting.

Comparison of the three and nine months ended September 30, 2018 to September 30, 2017

During the three and nine months ended September 30, 2018, we incurred selling, general and administrative expenses of $16,549 and $122,623, respectively. Selling, general and administrative expenses primarily consisted of independent contractor fees and the reimbursement for expenses incurred by our CEO and independent contractor.

In comparison, during the three and nine months ended September 30, 2017, we incurred selling, general and administrative expenses of $15,913 and $49,246, respectively. Selling, general and administrative expenses primarily consisted of independent contractor fees and the reimbursement for expenses incurred by our CEO and independent contractor.

We used net cash in operating activities of $19,341 for the nine months ended September 30, 2018 primarily to pay professional fees. In comparison, we used net cash in operating activities of $605 for the nine months ended September 30, 2017 primarily to pay professional fees.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $19,341; in comparison, $0 net cash was provided by financing activities for the nine months ended September 30, 2017. $14,791 of the cash provided by financing activities was used to pay professional fees.

During the nine months ended September 30, 2017, cash decreased by $605, leaving us with $0 in unrestricted cash at September 30, 2017. We had $0 in unrestricted cash at September 30, 2018.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. At September 30, 2018, there were 4,181,415 stock options and warrants, and 17,500 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. In comparison, at September 30, 2017, there were 4,058,774 stock options and warrants, and 70,000 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – Effective January 2017, FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. We are currently evaluating the impact that this amendment will have on our financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified non-employee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. We are currently evaluating the impact that this amendment will have on our financial statements.

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

4% of the second $1,000,000 of the aggregate principal amount of such loans

3% of the third $1,000,000 of the aggregate principal amount of such loans

2% of the fourth $1,000,000 of the aggregate principal amount of such loans

1% of the aggregate principal amount of such loans that are in excess of $4,000,000

We have not paid any fees under this Agreement. All of the conditions have not been met for the finder's fee to have accrued on the amounts loaned to the Foundation; therefore, a liability has not been recorded for the finder's fee at September 30, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2017, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at September 30, 2018. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

Form 10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012
Form 8-K	January 16, 2013
10.25	Stock Purchase Agreement dated January 11, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC.
99.1	Press Release
Form 8-K	February 12, 2013
10.26	Amendment No. 1 Stock Purchase Agreement
Form 8-K	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement
Form 8-K	September 4, 2013
99.1	Letter – Change of certifying accountant due to acquisition of accountant
Form 8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013

Form 8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.
Form 8-K	December 2, 2014
10.32	Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc.
99.1	Press Release
Form 8-K	February 5, 2015
99.1	Press Release
Form 8-K	June 24, 2016
10.33	Letter of Intent; Acquired Sales Corp. acquisition of Aggregated Marketing Platform Inc. and Processing for a Cause Inc.
99.1	Press Release

Form 8-K 99.1	April 18, 2017 Press Release
This 10-Q	November 9, 2018

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

Dated: November 9, 2018
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer