Form 10-K
period 2018-12-31
ACQUIRED SALES CORP
filed 2019-03-13
CIK 1391135

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No [ ]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange

Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [x]  No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $314,633. The voting stock held by non-affiliates on that date consisted of 1,573,163 shares of common stock.

Number of shares outstanding of each of the issuer’s class of common stock as of February 12, 2019:

Common Stock: 2,369,648

Preferred Stock: 0

PART I

ITEM 1. BUSINESS

Description of the Business of Acquired Sales Corp.

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986.

The Company currently is a shell corporation and does not currently have any business or any sources of revenue.

The Company wants to acquire all or a portion of one or more operating businesses.

Management of the Company currently is exclusively exploring potential acquisitions of all or a portion of one or more operating businesses involving the manufacture and sale of cannabidiol (CBD)-infused products such as beverages, muscle/joint rubs, oils, crystals, tinctures, bath bombs, isolate, relief balms, elixirs, body washes, med sticks, lotions, vape pens and cartridges, shatter, and gummies (a “CBD-Infused Products Company”).

In order to consummate a particular acquisition of a CBD-Infused Products Company, management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such CBD-Infused Products Company, for example operating businesses and/or assets involving distilled spirits, beer, wine, hemp, paraphernalia, cannabis, tetrahydrocannabinol (THC)-infused products, and real estate.

Execution of Stock Purchase Agreement to Purchase up to 19.99% of CBD-Infused Beverage Maker Ablis, and of Craft Distillers Bendistillery and Bend Spirits

On February 27, 2019, the Company signed a Stock Purchase Agreement to purchase up to 19.99% of the common stock of CBD-infused beverage maker Ablis Inc. (formerly Ablis LLC) (www.AblisBev.com), and of craft distillers Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com) and Bend Spirits, Inc. (www.Bendistillery.com), Bend, Oregon, for a total of $7,596,200 in cash.

Founded in 1996, Bendistillery is America's most award winning craft distillery, with an outstanding reputation for producing Crater Lake Spirits brands including vodkas, gins, whiskeys, and white label brands offered through Bend Spirits.

Ablis is a rapidly growing leader in the exciting CBD-infused beverage industry. Ablis' all-natural, shelf-stable, GMO-free, non-alcoholic, lemon ginger, cranberry blood orange, and 0 calorie lemon water beverages target the mainstream health market and contain no THC. Ablis also manufactures and sells CBD-infused rubs, oils and crystals. Ablis' beverages are now being distributed in 11 states, online throughout the country, Puerto Rico and Guam. Also, Ablis has recently received state approval to co-brand with a local brewery in Bend to produce Oregon's first hemp CBD-infused draft beer.

Closing of the purchase is subject to a number of conditions, including the completion of mutually acceptable due diligence, completion of a capital raise, execution of definitive documentation, obtaining necessary third party approvals, and completion of all necessary securities filings.

The Company expects to close the purchase in tranches, starting with a first tranche purchase of 4.99% of the common stock of each of Ablis, Bendistillery and Bend Spirits for an aggregate purchase price of $1,896,200. The Company has raised sufficient capital through the sale of convertible preferred stock to allow the Company to close this first tranche purchase, and this first tranche purchase is expected to close during March 2019.

Following the expected closing of this first tranche purchase of 4.99% of the common stock of each of Ablis, Bendistillery and Bend Spirits, the Company desires to purchase up to an additional 15% of the common stock of each of Ablis, Bendistillery and Bend Spirits under the Stock Purchase Agreement, but doing so will only be possible if the Company closes on the sale of additional preferred stock or otherwise raises capital, and receives approval to do so from the Oregon Liquor Control Commission.

The stock purchase will make capital available for expanded off-line and online advertising, additional staff and equipment, and repayment of debt, for Bendistillery, Bend Spirits, and Ablis.

The management teams of Ablis, Bendistillery and Bend Spirits will continue to lead their respective companies following the closing of the transaction. Gerard M. Jacobs, CEO of the Company, will join the board of directors of each of the companies, and William C. Jacobs, CFO of the Company, will be paid quarterly by the companies in regard to financial oversight of the companies.

Acquisition Process

The structure of our participation in business opportunities and ventures will continue to be situational. We are likely to structure future acquisitions as a purchase of 19.99% or less, or 50.01% or more, of a target company’s equity ownership interest, or as a merger. It is likely that the anticipated value of the business and/or securities that we acquire relative to the current value of our securities will result in the issuance of a relatively large number of newly issued shares of the Company, and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. Moreover, our present management and shareholders may not have control of a majority of our voting shares following a merger or purchase of stock. It is possible that the shareholders of the acquired entity or the persons who provide the capital to us to finance a merger or purchase of stock will gain control of our voting stock and our directors may resign and new directors may be appointed without any vote by the shareholders. Those directors are entitled to replace our officers without stockholder vote.

In regard to nearly all of our potential acquisitions, we are typically focused upon acquiring 19.99% or less, or 50.01% or more, of existing privately held businesses whose owners are willing to consider selling a percentage of the equity ownership interest of their businesses, or merging their entire businesses into our Company, and whose management teams are enthusiastic about continuing to operate their businesses following the transactions with us.

Closing such purchases of stock or mergers will likely require us to raise millions of dollars of capital, in order to pay the cash portion of the transaction consideration. We can provide no assurance or guaranty whatsoever that we will be able to raise such millions of dollars of capital on acceptable terms and conditions, if at all.

An Investment Committee appointed by our Board of Directors, currently consisting of our CEO Gerard M. Jacobs, director Thomas W. Hines, CPA CFA, and our CFO William C. Jacobs, CPA, will review material furnished to it and will ultimately decide if a transaction is in our best interests and the interests of our shareholders. We intend to source acquisition opportunities through our Chief Executive Officer and directors and their contacts, and in some cases through finders. These contacts include the shareholders of Ablis, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities may become available to us due to a number of factors, including, among others: (1) Our ownership of shares in one or more CBD-Infused Products Companies; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of an Investment Committee appointed by our Board of Directors. Inasmuch as we will have limited funds available to search for business opportunities, and we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by such Investment Committee, such potential business opportunities by conducting a so-called “due diligence investigation”.

In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our Investment Committee to meet personally with management and key personnel of target businesses, ask questions regarding the target businesses’ prospects, tour facilities, and conduct other reasonable investigation of the target businesses to the extent of our limited financial resources and management and technical expertise.

There is no guarantee that we can obtain or maintain the funding needed for our operations, including the funds necessary to search for and investigate acquisition candidates, and to close an acquisition including paying the substantial costs of legal, accounting and other relevant professional services.

As of March 4, 2019, we have cash on hand of $2,340,936, which are proceeds from the sale of preferred stock of the Company on February 27, 2019. In prior years, our payables have been greater than our cash on hand. We have inconsistent income generating ability and are therefore reliant on raising money from loans or stock sales.

Offices

Our corporate headquarters are located at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. We currently do not have a dedicated corporate office for our Company. There are no agreements or understandings with respect to any office facility subsequent to the completion of an acquisition. We may relocate our corporate headquarters in connection with a change in the management of our Company, or in connection with the completion of a merger or acquisition.

Employees

Our Chief Executive Officer, Gerard M. Jacobs, runs our operations on a part-time basis and is compensated with equity; see Item 11 “Executive Compensation”. Mr. Gerard M. Jacobs has not historically received cash compensation, but is expected to receive cash salary and bonuses in the future, which cash salary and bonuses may serve as compensation to him for successfully introducing the Company to acquisition candidates. Such compensation for successfully introducing the Company to acquisition candidates is expected to include cash, salary and bonuses of up to 10% of the purchase price of closed acquisition transactions. Our President and Chief Financial Officer, William C. Jacobs, CPA, who is the son of our Chief Executive Officer, Gerard M. Jacobs, handles our financial matters on a part-time basis and is currently compensated at the rate of $5,000 per month, but is expected to receive a larger cash salary and bonuses in the future. Both Gerard M. Jacobs and William C. Jacobs are entitled to reimbursement for all of their business related expenses. We currently have no full-time employees.

In the future, we may engage full-time employees with full-time salaries, bonuses and benefits appropriate to the nature and scope of our future business operations. We expect to continue to use consultants, attorneys, accountants and independent contractors as necessary. Such consultants may include director Thomas W. Hines, CPA CFA, who is a member of our Investment Committee.

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

We are adversely affected by a difficult economy and by turmoil in the financial markets

Businesses are materially adversely affected by periods of significant economic slowdown or recession, fears of inflation or deflation, rising interest rates, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as they relate to our proposed acquisitions, the capital and credit markets have experienced volatility and disruption. National and global financial and business conditions have been difficult. Access to financing has been negatively impacted. Credit is limited. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Prominent risks include issues involving rising interest rates, trade disputes, turmoil in the Middle East and around the world, oil prices, rising health care costs, social and political unrest, and many other issues. These factors could materially adversely affect our Company and the trading price of our common stock.

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital both for our proposed acquisitions, to pay dividends on our preferred stock, and to cover overhead costs. In addition, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of our products and services; the levels of promotion and advertising that will be required to launch our new products and services and achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

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

Our common stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our common stock or other securities convertible into our common stock, and may also include the issuance of significant numbers of options, warrants or other securities convertible into shares of our common stock. We also may issue significant numbers of shares of our common stock, or options, warrants, or other securities convertible into shares of our common stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of options and/or warrants, or rights to purchase warrants, to our officers, directors and/or independent contractors, and to investment bankers and finders, especially in connection with the closing of capital raises and acquisitions. Such transactions may significantly increase the number of outstanding shares of our common stock, and may be highly dilutive to our existing stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. This dilution could have a material adverse effect on our Company and the trading price of our common stock. In addition, we have options, warrants, and rights to purchase warrants, outstanding covering several million shares of our common stock. If all of these millions of options and warrants were to be exercised, the number of outstanding shares of our common stock would increase significantly. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution could have a material adverse effect on our Company and the trading price of our common stock.

Raising capital by selling our common stock or convertible preferred stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by selling our common stock or convertible preferred stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. We may be required to pay cash fees and/or fees in the form of warrants equal to 7% or more of the gross sales proceeds raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer’s common stock in advance of the pricing of the issue. This could make our raising capital by selling equity securities significantly more expensive and materially adversely affect the trading price of our common stock.

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

Tax interpretations and changes in tax regulations and legislation could adversely affect us

Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities.  Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the applicable taxation authorities upon audit.  Although we believe our assumptions, judgements and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limited the ability of U.S. corporations to deduct interest expense, and transitioned to a territorial tax system which allows for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. Several of the new provisions enacted as part of the Tax Act require clarification and guidance from the U.S. Internal Revenue Service (“IRS”) and Treasury Department. These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.

We have accumulated net operating losses (“NOLs”) arising from our operations and foreign and domestic acquisitions of $2,134,746 as of December 31, 2018.  We have recognized valuation allowances to reduce these amounts to our current estimate for NOLs that will be recoverable against future taxable income prior to their expiration in accordance with the appropriate tax regulations.  If our estimates change or we do not generate sufficient taxable income prior to the expiration of these NOLs we may have to record additional valuation allowances resulting in higher income tax expense.

In addition, we may periodically restructure our legal entities and if taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially affected.  In connection with such restructurings we could also incur additional charges associated with consulting fees and other charges. This could materially adversely affect our Company and the trading price of our common stock.

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

Our cost of being a publicly traded company will increase significantly as our business operations expand

Our costs of being a publicly traded company currently are relatively limited. However, as we grow, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company will increase significantly. We will eventually need to hire additional employees and/or additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act. While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company, will eventually increase to at least $250,000 per year.

RISK FACTORS RELATING TO FUTURE ACQUISITIONS

We may not be able to identify, audit, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring minority or majority equity ownership interests in CBD-Infused Products Companies. We may not, however, be able to identify, audit, or acquire such equity ownership interests on acceptable terms, if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness or by selling shares of our common or convertible preferred stock. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire such equity ownership interests in the future. Failure to acquire such equity ownership interests on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

CBD-Infused Products Companies are subject to regulatory risks

CBD-Infused Products Companies are subject to risks associated with the federal government’s and state governments’ evolving regulation of hemp, hemp oil, CBDs, and CBD-infused products. We can provide no assurance that one or more federal agencies, such as the US Food and Drug Administration, or state governments will not attempt to impose rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon CBD-Infused Products Companies. Such regulatory action could have a material adverse effect on our Company and the trading price of our common stock.

Regulatory risks related to alcohol

We have signed a Stock Purchase Agreement to purchase up to 19.99% of CBD-infused beverage maker Ablis, and of craft distillers Bendistillery and Bend Spirits. Two of those companies produce and sell alcohol. Federal, state, local, and foreign authorities regulate how companies produce, store, transport, distribute, and sell products containing alcohol and distilled spirits. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part. In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in most non-U.S. jurisdictions where craft distillers Bendistillery and Bend Spirits sell their products. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States. Laws of each nation define distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state are required in connection with the lawful selling of liquor. In the event that we acquire portions of craft distillers Bendistillery and/or Bend Spirits, we will be impacted by the regulatory risks relating to the production and sale of alcohol which is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause the target companies to incur material additional costs or liabilities, and jeopardize the growth of their businesses in any affected market. For instance, federal, state, or local governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit the target companies’ opportunities to reach consumers or sell products. It is conceivable that television, newspaper, magazine, and/or internet advertising for beverage alcohol products could be limited or banned completely. Increases in regulation of this nature could substantially reduce consumer awareness of the products of the target companies in the affected markets and make the introduction of new products more challenging. The impact of increased taxation on alcohol and distilled spirits may have additional negative financial impacts on the target companies craft distillers Bendistillery and Bend Spirits.

We cannot predict the effect of inquiries from and/or actions by the FDA, state attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of target companies’ products

Target companies are subject to the risks of investigations and/or enforcement actions by the FDA, state attorneys general and/or other government and/or quasi-governmental agencies relating to the advertising, marketing, promotion, ingredients, usage and/or sale of their products. If an inquiry by the FDA, a state attorney general or other government or quasi-government agency finds that the target companies’ products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, the target companies may become subject to fines, product reformulations, container changes, changes in the usage or sale of the target companies’ products and/or changes in their advertising, marketing and promotion practices, each of which could have an adverse effect on our business, financial condition or results of operations and on the trading price of our common stock.

Litigation regarding target companies’ products, and related unfavorable media attention, could expose the target companies to significant liabilities and reduce demand for their products

From time to time third parties may claim that certain statements made in the target companies’ advertisements and/or on the labels of their products were false and/or misleading or otherwise not in compliance with food standards under local law, and/or that their products are not safe. Pending or threatened product-related litigation could consume significant financial and managerial resources and result in decreased demand for the target companies’ products, significant monetary awards against the target companies and injury to the target companies' reputations. This could have a material adverse effect on our Company and the trading price of our common stock.

Criticism of the target companies’ products and/or criticism or a negative perception of the target companies’ industries, could adversely affect the target companies

An unfavorable report on the health effects of the target companies’ products, including product safety concerns, could have an adverse effect on the target companies’ businesses, financial conditions and results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies’ inability to innovate successfully and to provide new cutting edge products could adversely affect the target companies’ businesses and financial results

The target companies’ ability to compete in their highly competitive industries and to achieve their business growth objectives depends, in part, on their ability to develop new products and packaging. The success of their innovation, in turn, depends on their ability to identify consumer trends and cater to consumer preferences. If they are not successful in our innovation activities, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Changes in consumer preferences may reduce demand for some of the target companies’ products

The target companies’ industries are subject to changing consumer preferences and shifts in consumer preferences may adversely affect the target companies. The target companies’ future success will depend, in part, upon their continued ability to develop and introduce different and innovative products that appeal to consumers. In order to retain and expand their market share, the target companies must continue to develop and introduce different and innovative products, although there can be no assurance of the target companies’ ability to do so. There is no assurance that consumers will continue to purchase the target companies’ products in the future. Product lifecycles for some brands, products and/or packages may be limited to a few years before consumers’ preferences change. The products the target companies currently market are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for the target companies. The target companies may be unable to achieve volume growth through product and packaging initiatives. The target companies may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, the target companies may be unable to address or anticipate changes in consumer shopping preferences. If the target companies’ revenues decline, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies’ expansion outside of the United States exposes the target companies to uncertain conditions and other risks in international markets

As some target companies’ growth strategy includes expanding internationally, if the target companies are unable to expand distribution of their products outside the United States, their growth rate could be adversely affected. In many international markets, the target companies have limited operating experience and in some areas they have no operating experience. It is costly to establish, develop and maintain international operations and develop and promote their brands in international markets. Their percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. The target companies face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in their international markets; unfavorable foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on their ability to sell their products on a competitive basis in international markets and could have a material adverse effect on their businesses, financial conditions and results of operations. Also, their operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. This could have a material adverse effect on our Company and the trading price of our common stock.

Global or regional catastrophic events could impact target companies’ operations and affect their ability to grow their businesses

Target companies’ business could be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where their products are distributed, the outbreak or escalation of armed hostilities, major natural disasters or widespread outbreaks of infectious diseases. Such events could impact the production and/or distribution of their products. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power, thereby reducing demand for their products. If they are unable to grow their business internationally as a result of these factors, their growth rate could decline. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies may rely on bottlers and other contract packers to manufacture their products. If the target companies are unable to maintain good relationships with their bottlers and contract packers and/or their ability to manufacture their products becomes constrained or unavailable to them, their business could suffer

The target companies may not manufacture finished goods, but instead outsource manufacturing of their finished goods to bottlers and other contract packers. As a result, in the event of a disruption and/or delay, the target companies may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, recently there has been a consolidation of co-packers.  If the target companies are unable to maintain good relationships with their largest co-packers, or if their costs of co-packing increase, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies may rely on bottlers and distributors to distribute their products. If the target companies are unable to maintain good relationships with their existing bottlers and distributors and/or secure such bottlers and distributors, their businesses could suffer

Many of the target companies’ bottlers/distributors are affiliated with and manufacture and/or distribute other soda, carbonated and non-carbonated brands and other beverage products. In many cases, such products compete directly with the target companies’ products.

Unilateral decisions could be taken by the target companies’ bottlers/distributors, convenience and gas chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying certain or all of the target companies’ products that they are carrying at any time, which could cause the target companies’ businesses to suffer.

The marketing efforts of the target companies’ distributors are important for the target companies’ success. If the target companies’ brands prove to be less attractive to the target companies’ existing bottlers and distributors, if the target companies fail to attract additional bottlers and distributors, and/or the target companies’ bottlers/distributors do not market, promote and distribute the target companies’ products effectively, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel and/or costs of co-packing could harm the target companies’ businesses

The costs and availability of the raw materials used by the target companies are subject to fluctuations. For certain flavors purchased from third-party suppliers, these third-party flavor suppliers own the proprietary rights to certain of their flavor formulas. The target companies do not have possession of the list of such flavor ingredients or formulas used in the production of certain of their products and certain of their blended concentrates, and the target companies may be unable to obtain comparable flavors or concentrates from alternative suppliers on short notice. Industry-wide shortages of certain flavors, fruits and fruit juices, coffee, tea, dairy-based products, dietary ingredients and sweeteners have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of the target companies’ products. In addition, certain of the target companies’ co-packing arrangements may allow such co-packers to increase their fees based on certain of their own cost increases. The prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, may continue to rise or may rise in the future. The target companies may or may not be able to pass any of such increases on to their customers. In 2018, the United States imposed tariffs on steel and aluminum as well as on goods imported from China and certain other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs. In addition, some of these raw materials, including certain sizes of cans, are available from limited suppliers. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies’ failure to accurately estimate demand for their products could adversely affect their businesses and financial results

The target companies may not correctly estimate demand for their existing products and/or new products. Their ability to estimate demand for their products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If the target companies materially underestimate demand for their products or are unable to secure sufficient ingredients or raw materials or experience difficulties with their co-packing arrangements, including production shortages or quality issues, they might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain juice concentrates, dietary ingredients and sweeteners have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. Such shortages could interfere with and/or delay production of certain of their products and could have a material adverse effect on their business and financial results. This could have a material adverse effect on our Company and the trading price of our common stock.

If the target companies do not maintain sufficient inventory levels, if the target companies are unable to deliver their products to their customers in sufficient quantities, and/or if the target companies’ customers’ or retailers’ inventory levels are too high, the target companies’ operating results could be adversely affected

If the target companies do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, their inventory levels may be inadequate and their results of operations may be negatively impacted. If the target companies fail to meet their shipping schedules, the target companies could damage their relationships with distributors and/or retailers, increase their distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver their products on a timely basis, the target companies need to maintain adequate inventory levels of the desired products. If the inventory of their products held by their distributors and/or retailers is too high, they will not place orders for additional products, which could unfavorably impact the target companies’ future sales and adversely affect their operating results. This could have a material adverse effect on our Company and the trading price of our common stock.

The costs of packaging supplies are subject to price increases from time to time, and the target companies may be unable to pass all or some of such increased costs on to their customers

The target companies’ packaging supply contracts may allow their suppliers to alter the costs they charge the target companies for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies. If the costs of these packaging supplies increase, the target companies may be unable to pass these costs along to their customers through corresponding adjustments to the prices they charge, which could have a material adverse effect on their results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

If the target companies encounter product recalls, their businesses may suffer and they may incur material losses

The target companies may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled or otherwise materially non-compliant with applicable regulatory requirements. Material product recalls could adversely affect the target companies’ profitability and their brand images. The target companies may not maintain recall insurance. This could have a material adverse effect on our Company and the trading price of our common stock.

If the target companies are not able to retain the full-time services of senior management, there may be an adverse effect on their operations and/or their operating performance until the target companies find suitable replacements

The target companies’ businesses are dependent, to a large extent, upon the services of their senior management. The target companies may not maintain key person life insurance on any members of their senior management. The loss of services of the target companies’ senior management could adversely affect their businesses until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and the target companies may be unable to locate or employ such qualified personnel on acceptable terms. This could have a material adverse effect on our Company and the trading price of our common stock.

Climate change may negatively affect the target companies’ businesses

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain key ingredients, juice concentrates, and dietary and other ingredients used in the target companies’ products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt the target companies’ supply chains (including, without limitation, the availability of, and/or result in higher prices for, juice concentrates, natural flavors and dietary and other ingredients) and/or impact demand for the target companies’ products. Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, may affect the target companies’ operations and the operation of the target companies’ supply chains and unfavorably impact the demand for, or the target companies’ consumers’ ability to purchase, the target companies’ products. The predicted effects of climate change may also result in challenges regarding availability and quality of water, or less favorable pricing for water, which could adversely impact the target companies’ businesses and results of operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require the target companies to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on the target companies’

businesses and results of operations. Sales of the target companies’ products may also be influenced to some extent by weather conditions in the markets in which the target companies operate. Weather conditions may influence consumer demand for certain of the target companies’ beverages, which could have an effect on the target companies’ operations, either positively or negatively. This could have a material adverse effect on our Company and the trading price of our common stock.

Potential changes in accounting standards or practices and/or taxation may adversely affect the target companies’ financial results

Future changes in accounting standards or practices may have an impact on the target companies’ financial results. New accounting standards could be issued that change the way the target companies record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect the target companies’ reported earnings. Increases in direct and indirect income tax rates could affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages) could affect the target companies’ products’ affordability and reduce the target companies’ sales. This could have a material adverse effect on our Company and the trading price of our common stock.

Fluctuations in the target companies’ effective tax rates could adversely affect their financial conditions and results of operations

The target companies may be subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, the target companies may be subjected to audits for multiple tax years in various jurisdictions at once. At any given time, events may occur which change the target companies’ expectations about how any such tax audits will be resolved and thus, there could be variability in the target companies’ quarterly and/or annual tax rates, because these events may change the target companies’ plans for uncertain tax positions. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, which imposes broad and complex changes to the U.S. tax code and may have tax implications for the target companies. This could have a material adverse effect on our Company and the trading price of our common stock.

Growth of operations will depend on the acceptance of the target companies’ products and consumer discretionary spending

The acceptance of the target companies’ products by both retailers and by consumers is critically important to their success. Shifts in retailer priorities and shifts in user preferences away from target companies’ products, target companies’ inability to develop products that appeal to both retailers and consumers, or changes in target companies’ products that eliminate items popular with some consumers could harm their business. Also, their success will depend to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, target companies may experience an inability to generate revenue during economic downturns or during periods of uncertainty, when users may decide to purchase products that are cheaper or to forego purchasing any type of the target companies’ products, due to a lack of available capital. Any material decline in the amount of discretionary spending could have a material adverse effect on the target companies’ sales, results of operations, business and financial condition. This could have a material adverse effect on our Company and the trading price of our common stock.

We cannot be certain that the products that the target companies offer will become, or continue to be, appealing and as a result there may not be any demand for these products and the target companies’ sales could decrease, which would result in a loss of revenue. Additionally, there is no guarantee that interest in the target companies’ products will continue, which could adversely affect the target companies’ business and revenues

Demand for products that the target companies sell depends on many factors, including the number of customers the target companies are able to attract and retain over time, and the competitive environments in the target companies’ industries. This may force the target companies to reduce prices below their desired pricing levels or increase promotional spending. Inability to anticipate changes in user preferences and to meet consumer’s needs in a timely and cost effective manner all could result in immediate and longer term declines in the demand for the products the target companies plan to offer, which could adversely affect the target companies’ sales, cash flows and overall financial conditions. This could have a material adverse effect on our Company and the trading price of our common stock.

Competition that target companies face is varied and strong

The target companies’ products and industries are subject to competition. There is no guarantee that the target companies can develop or sustain a market position or expand their business. We anticipate that the intensity of competition in the future will increase.

The target companies compete with a number of entities in providing products to their customers. Such competitor entities include: (1) a variety of large multinational corporations, including but not limited to companies that have established loyal customer bases over several decades; (2) companies that have an established customer base, and have the same or a similar business plan as the target companies do and may be looking to expand nationwide; and (3) a variety of other local and national companies with which the target companies either currently or may, in the future, compete.

Many of the target companies’ current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and greater name and brand recognition than the target companies have. As a result, these competitors may have greater credibility with both existing and potential customers. They also may be able to offer more products and more aggressively promote and sell their products. The target companies’ competitors may also be able to support more aggressive pricing than the target companies will be able to, which could adversely affect sales, cause the target companies to decrease their prices to remain competitive, or otherwise reduce the overall gross profit earned on the target companies’ products. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies’ industries require the attraction and retention of talented employees

Success in the target companies’ industries does and will continue to require the acquisition and retention of highly talented and experienced individuals. Due to the growth in the targeted market segments, such individuals and the talent and experience they possess is in high demand. There is no guarantee that the target companies will be able to attract and maintain access to such individuals. If the target companies fail to attract, train, motivate and retain talented personnel, the target companies’ businesses, financial conditions, and operating results may be materially and adversely impacted. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies depend on a limited number of suppliers of raw and packaging materials

The target companies rely upon a limited number of suppliers for raw and packaging materials used to make and package their products. The target companies’ success will depend in part upon their ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets their requirements. The price and availability of these materials are subject to market conditions. Increases in the price of the target companies’ products due to the increase in the cost of raw materials could have a negative effect on their business.

If the target companies are unable to obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments could occur which would have a material adverse effect on the target companies’ businesses, financial conditions and results of operations. The supply and price of raw materials used to produce the target companies’ products can be affected by a number of factors beyond the target companies’ control, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, and various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on the target companies’ businesses, financial conditions and results of operations. In addition, the target companies’ results of operations are dependent upon their ability to accurately forecast their requirements of raw materials. Any failure by the target companies to accurately forecast its demand for raw materials could result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect their results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies depend on a small number of retailers for a significant portion of their sales

Food and beverage retailers across all channels in the U.S. and other markets have been consolidating, increasing margin demands of brand suppliers, and increasing their own private brand offerings, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist target companies’ price increases and demand lower prices. They also have leverage to require target companies to provide larger, more tailored promotional and product delivery programs. If the target companies and their distributor partners do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, the target companies’ product availability, sales and margins could suffer. Certain retailers make up an important percentage of the target companies’ products’ retail volume, including volume sold by the target companies’ distributor partners. Some retailers also offer their own private label products that compete with some of the target companies’ brands. The loss of sales of any of our products by a major retailer could have a material adverse effect on our business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies depend on third party manufacturers for a portion of their businesses

A portion of the target companies’ sales revenue is dependent on third party manufacturers that the target companies do not control. The majority of these manufacturers’ business comes from producing and/or selling either their own products or their competitors’ products. As independent companies, these manufacturers make their own business decisions. They may have the right to determine whether, and to what extent, they manufacture the target companies’ products, the target companies’ competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to their brands. In most cases, they are able to terminate their manufacturing arrangements with the target companies without cause. The target companies may need to increase support for their brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond the target companies’ control, and the target companies’ business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third party manufacturers. Any of these factors could negatively affect the target companies’ business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Failure of third-party distributors upon which the target companies rely could adversely affect their businesses

The target companies rely heavily on third party distributors for the sale of their products to retailers. The loss of a significant distributor could have a material adverse effect on the target companies’ businesses, financial conditions and results of operations. The target companies’ distributors may also provide distribution services to competing brands, as well as larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger companies. The target companies’ independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. There can be no assurance that the target companies’ distributors will continue to effectively market and distribute the target companies’ products. The loss of any distributor or the inability to replace a poorly performing distributor in a timely fashion could have a material adverse effect on the target companies’ businesses, financial conditions and results of operations. Furthermore, no assurance can be given that the target companies will successfully attract new distributors as they increase their presence in their existing markets or expand into new markets. This could have a material adverse effect on our Company and the trading price of our common stock.

Disruptions to production at the target companies’ manufacturing and distribution facilities could occur

Disruptions in production at the target companies’ manufacturing facilities could have material adverse effects on their businesses. In addition, disruptions could occur at any of the target companies’ other facilities or those of the target companies’ suppliers or distributors. The disruptions could occur for many reasons, including fire, natural disaster, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect the target companies’ business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies may be subject to seasonality related to sales of their products

The target companies’ businesses may be subject to substantial seasonal fluctuations. The target companies’ operating results for any particular quarter may not necessarily be indicative of any other results. If for any reason the target companies’ sales were to be substantially below seasonal norms, the target companies’ annual revenues and earnings could be materially and adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies may fail to comply with applicable government laws and regulations

The target companies are subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of their business including the manufacture, safety, labeling, transportation, advertising and sale of their products. Violations of these laws or regulations in the manufacture, safety, labeling, transportation and advertising of their products could damage their reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on the target companies’ beverages and their ingredients could increase in their costs. Regulatory focus on the health, safety and marketing of beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of the target companies’ products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to the target companies’ products. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies face various operating hazards that could result in the reduction of their operations

The target companies’ operations are subject to certain hazards and liability risks faced by beverage companies that manufacture and distribute water, tea, wellness and energy drink products, such as defective products, contaminated products and damaged products. The occurrence of such problems could result in a costly product recall and serious damage to the target companies’ reputations for product quality, as well as potential lawsuits. Although the target companies sometimes may maintain insurance against certain risks under various general liability and product liability insurance policies, no assurance can be given that their insurance (if any) will be adequate to fully cover any incidents of product contamination or injuries resulting from their operations and their products. The target companies may not be able to continue to maintain insurance (if any) with adequate coverage for liabilities or risks arising from their business operations on acceptable terms. Even if the insurance (if any) is adequate, insurance premiums could increase significantly which could result in higher costs for the target companies. This could have a material adverse effect on our Company and the trading price of our common stock.

Litigation and publicity concerning product safety or quality, health, human and workplace rights, and other issues could damage the target companies’ brand image and corporate reputation, and may adversely affect the target companies’ results of operations, business and financial conditions

The target companies’ success depends on their ability to build and maintain the brand images for their existing products, new products and brand extensions and maintain their corporate reputations. There can be no assurance that their advertising, marketing and promotional programs and their commitments to product safety and quality and human rights will have the desired impact on their products’ brand image and on consumer preference and demand. Product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, the target companies’ brand images or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving their products or those of their competitors) and proposed or new legislation affecting their industries. In addition, from time to time, there may be public policy endeavors that are either directly related to the target companies’ products and packaging or to their businesses. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts.

Similarly, the target companies’ sponsorship relationships could subject the target companies to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations or individuals the target companies sponsor or support.  Likewise, campaigns by activists connecting the target companies, or their supply chains, with human and workplace rights issues could adversely impact the target companies’ corporate images and reputations. Allegations, even if untrue, that the target companies are not respecting one or more of the 30 human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by the target companies’ suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to the target companies’ products, water usage, environmental impact, labor relations or the like could negatively affect the target companies’ overall reputations and brand images, which in turn could have negative impacts on the target companies’ products’ acceptance by consumers.

The target companies could also incur significant liabilities, if lawsuits or claims result in decisions against them, or litigation costs, regardless of the result. Further, any litigation may cause the target companies’ key employees to expend resources and time normally devoted to the operations of their businesses. This could have a material adverse effect on our Company and the trading price of our common stock.

It is difficult and costly for target companies to protect their proprietary rights

The target companies’ commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of their products and brands, as well as successfully defending that intellectual property against third-party challenges, which they might not be able to do. The target companies will only be able to protect their intellectual property related to their trademarks, patents and brands to the extent that they have rights under valid and enforceable trademarks, patents or trade secrets that cover their products and brands, which they might not have. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of their intellectual property (if any). Accordingly, the target companies cannot predict the breadth of claims that may be allowed or enforced in their issued trademarks or their issued patents (if any). The degree of future protection for their proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect their rights or permit them to gain or keep their competitive advantage. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in their loss of significant rights and the assessment of treble damages

From time to time the target companies may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect the target companies negatively. For example, were a third party to succeed on an infringement claim against the target companies, the target companies may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, the target companies could face an injunction, barring them from conducting the allegedly infringing activity. The outcome of the litigation could require the target companies to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or the target companies may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against the target companies may require them to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible. In the case of diagnostic tests, the target companies would also need to include non-infringing technologies which would require the target companies to re-validate their tests. Any such re-validation, in addition to being costly and time consuming, may be unsuccessful.

Finally, the target companies may initiate claims to assert or defend their own intellectual property against third parties. Any intellectual property litigation, irrespective of whether the target companies are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert the target companies’ management’s attention from their businesses and negatively affect their operating results or financial condition. This could have a material adverse effect on our Company and the trading price of our common stock.

The target companies may be subject to claims by third parties asserting that the target companies’ employees or the target companies have misappropriated the third parties’ intellectual property, or claiming ownership of what the target companies regard as their own intellectual property

Although the target companies try to ensure that they, their employees, and independent contractors do not use the proprietary information or know-how of others in their work for the target companies, they may be subject to claims that they, their employees, or independent contractors have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to the target companies’ trademarks, as well as claims that their employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, the target companies may be forced to bring claims against third parties, or defend claims they may bring against the target companies, to determine the ownership of what the target companies regard as their intellectual property. If the target companies fail in prosecuting or defending any such claims, in addition to paying monetary damages, the target companies may lose valuable intellectual property rights or personnel. Even if the target companies are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management. This could have a material adverse effect on our Company and the trading price of our common stock.

We will not control businesses in which we own a minority equity ownership interest

We will not control any business in which we own a minority equity ownership interest. We can provide no assurance that the owner of the majority equity ownership interest of such business will be able to manage such business successfully. A failure by the owner to such majority equity ownership interest in such business could materially adversely affect our Company and the trading price of our common stock.

Under US generally accepted accounting principles (US GAAP), we will not be able to consolidate our financial statements with the financial statements of companies in which we own minority equity ownership interests

Under US GAAP, we will use the cost method to account for our minority equity ownership interests in CBD-Infused Products Companies because we will own less than 20% of a target companies’ equity ownerships, and because we will have no substantial influence over the management of the CBD-Infused Products Companies. Under the cost method of accounting, we will report the historical costs of the investments as assets on our balance sheet. However, US GAAP does not permit the consolidation of our financial statements with the financial statements of companies in which we own minority equity ownership interests. As such, we will not be allowed to consolidate into our financial statements any portion of the revenues, earnings or assets of companies in which we own minority equity ownership interests. Moreover, even if there is evidence that the fair market values of the investments have increased above their historical costs, US GAAP does not allow increasing the recorded values of the investments. Under US GAAP, the only adjustments that may be made to the historical costs of the investments are write downs of the values of the investments, which must be made if there is evidence that the fair market values of the investments have declined to below the recorded historical costs. As a result of these effects of US GAAP, potential buyers of our stock may be confused because they may not be able to immediately understand the financial results and the values of the ownership interests that we have in CBD-Infused Products Companies. This situation could materially adversely affect our Company and the trading price of our common stock.

We may not be able to exit from minority equity ownership interests

We may not be able to exist from minority equity ownership interests on acceptable terms, if at all. Because our minority equity ownership interests will not allow us to control the management, operations, and direction of the businesses, a potential sale or other exit from such investment may be extremely difficult or impossible to achieve on acceptable terms, if at all. The owners of the majority equity ownership interests in such businesses may refuse to cooperate with such a sale or exit, or may engage in business practices including but not limited to inflated salaries, stock dilution, or other behavior that would result in our minority equity ownership interests having an extremely limited or non-existent market. Such a situation could materially negatively affect our Company and the trading price of our common stock.

We may not be able to properly brand our Company

Because we intend to acquire equity ownership interests in many different CBD-Infused Products Companies, with a range of products, packaging, names and cultures, we may not be able to properly brand our Company or properly represent all of the companies in which we are invested. Consumers and potential investors may have difficulty assimilating all of our diverse business interests, and consequently may not give these equity ownership interests proper valuations. Even if we change the name of our Company to a name that more properly reflects our focus on acquiring equity ownership interests in CBD-Infused Products Companies, such a name change may not be embraced by consumers or potential investors. This situation could materially negatively affect our Company and the trading price of our common stock.

We may not be able to properly manage multiple businesses

We may not be able to properly manage multiple businesses in the CBD-infused products industry. Managing multiple businesses would be more complicated than managing a single line of business, and would require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses could materially adversely affect our Company and the trading price of our common stock.

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

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in the CBD-infused products industry or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (1) may be viewed as being illegal by the FDA, by state governments, or by other governmental or regulatory bodies and agencies; (2) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (3) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (4) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (5) may have less predictable operating results; (6) may from time to time be parties to litigation; (7) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (8) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and (9) their financial statements may be unaudited, improperly prepared, and/or their internal financial controls may be inadequate or non-existent. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Future acquisitions may fail to perform as expected

Future acquisitions may fail to perform as expected. The acquisitions may be unaudited and we may be supplied inaccurate or misleading historical financial results. Also, non-financial information supplied to us regarding the acquisitions may be inaccurate or misleading. We may overestimate cash flow, underestimate costs, or fail to understand risks. This could materially adversely affect our Company and the trading price of our common stock.

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

We may have insufficient resources to cover our operating expenses, dividends owed on our preferred stock, and the expenses of raising money and consummating acquisitions

We have limited cash to cover our operating expenses, dividends owed on our preferred stock, and the expenses incurred in connection with money raising and a business combination. It is possible that we could incur substantial costs in connection with money raising or a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This could have a negative impact on our Company and our common stock price.

The nature of our proposed future operations is speculative and will depend to a great extent on the businesses which we acquire

While management currently is exclusively exploring potential acquisitions of CBD-Infused Products Companies, there can be no assurance that we will be successful in locating an acquisition candidate meeting our criteria. In the event we complete a merger or acquisition transaction, of which there can be no assurance, our success, if any, will be dependent upon the operations, financial condition and management of the target company, and upon numerous other factors beyond our control. If the operations, financial condition or management of the target company were to be disrupted or otherwise negatively impacted following a transaction, our Company and our common stock price would be negatively impacted.

We may carry out actions that will not require our stockholders’ approval

The terms and conditions of any acquisition could require us to take actions that would not require our stockholders’ approval. In order to acquire certain companies or assets, we may issue additional shares of common or convertible preferred stock, borrow money or issue debt instruments including debt convertible into capital stock. Not all of these actions would require our stockholders’ approval even if these actions dilute our stockholders’ economic or voting interests as shareholders.

Our investigation of potential acquisitions will be limited

Our analysis of new business opportunities will be undertaken by or under the supervision of our Investment Committee. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our Investment Committee, such potential business opportunities or ventures by conducting a “due diligence investigation”. In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target companies’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our Investment Committee to personally meet with management and key personnel of target companies, ask questions regarding the target companies’ prospects, tour facilities, and conduct other reasonable investigation of the target companies to the extent of our limited financial resources and management and technical expertise. Any failure of our typical due diligence investigation to uncover issues and problems relating to target companies could materially adversely affect our Company and the trading price of our common stock.

We will have only a limited ability to evaluate the directors and management of potential acquisitions

We may make a determination that our current directors and Chief Executive Officer should not remain, or should reduce their roles, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target companies. We cannot assure you that our assessment of these individuals will prove to be correct. This could have a material adverse effect on our Company and the trading price of our common stock.

We will be dependent on outside advisors to assist us

In order to supplement the business experience of management, we may employ accountants, technical experts, appraisers, attorneys, independent contractors or other consultants or advisors. The selection of any such advisors will be made by management and without any control from shareholders. Additionally, it is anticipated that such persons may be engaged by us on an independent basis without a continuing fiduciary or other obligation to us. This could have a material adverse effect on our Company and the trading price of our common stock.

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

RISK FACTORS RELATING TO ACCOUNTING AND INTERNAL FINANCIAL CONTROLS

We do not currently employ a full time chief executive officer or a full time chief financial officer

Our chief executive officer and our chief financial officer are part-time employees. There is no assurance that we will be able to retain full-time officers and compensate them at a level acceptable to us. This could materially adversely affect our Company and the trading price of our common stock.

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

ITEM 2.  PROPERTIES

Acquired Sales Corp. is currently provided rent-free office space by our Chief Executive Officer, Gerard M. Jacobs, at 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Acquired Sales Corp. pays the phone, facsimile, internet, travel and other business expenses of our Chief Executive Officer Gerard M. Jacobs and of our President and Chief Financial Officer, William C. Jacobs, CPA, who is the son of Gerard M. Jacobs.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol AQSP on the OTCMarkets as a “Pink Current Information” issuer. Our shares infrequently trade and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock.

Sales Prices (1)
	High	Low
Year Ended December 31, 2018
4th Quarter	$1.80	$0.27
3rd Quarter	$0.47	$0.20
2nd Quarter	$0.30	$0.15
1st Quarter	$0.43	$0.30

Year Ended December 31, 2017
4th Quarter	$0.66	$0.40
3rd Quarter	$0.55	$0.40
2nd Quarter	$1.18	$0.55
1st Quarter	$1.10	$0.52

(1)The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by Google Finance, Yahoo! Finance or Barchart.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of February 12, 2019, a total of 2,369,648 shares of Acquired Sales Corp.’s common stock were outstanding and there were 241 holders of record of Acquired Sales Corp.’s common stock. As of March 4, 2019, in addition to our outstanding common stock, we have issued (a) options to purchase 1,186,132 shares of common stock at between $0.001 and $3.18 per share, (b) rights to purchase warrants to purchase 2,950,000 shares of common stock at between $0.01 and $1.85 per share, (c) financing warrants to purchase 56,250 shares of common stock at $0.03 per share, and (d) 23,400 shares of preferred stock convertible into 2,340,000 shares of common stock at $1.00 per share. As of the date of this report, none of these outstanding options, rights to purchase warrants, financing warrants or convertible preferred stock have been exercised or converted into shares of common stock. However, all of them are vested and may be exercised or converted at any time in the sole discretion of the holder except for the rights to purchase warrants to purchase 1.25 million shares of our commons stock, which are not vested and are not exercisable until a performance contingency is met.

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

On February 27, 2019, the Company sold in a private placement to accredited investors 23,400 shares of preferred stock convertible into 2,340,000 shares of our common stock at an exercise price of $1.00 per share.

As discussed in our prior public filings, we have attempted to acquire one or more of the Mesolella/Jacobs Properties. The Mesolella/Jacobs Properties are parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to AQSP. One of the Mesolella/Jacobs Properties is also partly owned by an affiliate of our Chief Executive Officer, Gerard M. Jacobs. Discussions among Messrs. Mesolella and Jacobs and our independent directors have made it highly likely that we will never purchase any of the Mesolella/Jacobs Properties.

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

ITEM 6.  SELECTED FINANCIAL DATA

We had a public float of less than $250 million for the past several years (including as of the last business day of our most recently completed fiscal quarter. As a result, we qualify as a smaller reporting company, as defined by Rule 229.10(f)(1). As a smaller reporting company, we are not required to provide the information required by this Item.

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

Basis of Presentation

Our Company has a history of recurring losses, which has resulted in an accumulated deficit of $14,005,689 as of December 31, 2018. Additionally, our Company has no sources of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

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

The Company currently is a shell corporation and does not currently have any business or any sources of revenue.

The Company wants to acquire all or a portion of one or more operating businesses.

Management of the Company currently is exclusively exploring potential acquisitions of all or a portion of one or more operating businesses involving the manufacture and sale of cannabidiol (CBD)-infused products such as beverages, muscle/joint rubs, oils, crystals, tinctures, bath bombs, isolate, relief balms, elixirs, body washes, med sticks, lotions, vape pens and cartridges, shatter, and gummies (a “CBD-Infused Products Company”).

In order to consummate a particular acquisition of a CBD-Infused Products Company, management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such CBD-Infused Products Company, for example operating businesses and/or assets involving distilled spirits, beer, wine, hemp, paraphernalia, cannabis, tetrahydrocannabinol (THC)-infused products, and real estate.

Execution of Stock Purchase Agreement to Purchase up to 19.99% of CBD-Infused Beverage Maker Ablis, and of Craft Distillers Bendistillery and Bend Spirits

On February 27, 2019, the Company signed a Stock Purchase Agreement to purchase up to 19.99% of the common stock of CBD-infused beverage maker Ablis Inc. (formerly Ablis LLC) (www.AblisBev.com), and of craft distillers Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com) and Bend Spirits, Inc. (www.Bendistillery.com), Bend, Oregon, for a total of $7,596,200 in cash.

Founded in 1996, Bendistillery is America's most award winning craft distillery, with an outstanding reputation for producing Crater Lake Spirits brands including vodkas, gins, whiskeys, and white label brands offered through Bend Spirits.

Ablis is a rapidly growing leader in the exciting CBD-infused beverage industry. Ablis' all-natural, shelf-stable, GMO-free, non-alcoholic, lemon ginger, cranberry blood orange, and 0 calorie lemon water beverages target the mainstream health market and contain no THC. Ablis also manufactures and sells CBD-infused rubs, oils and crystals. Ablis' beverages are now being distributed in 11 states, online throughout the country, Puerto Rico and Guam. Also, Ablis has recently received state approval to co-brand with a local brewery in Bend to produce Oregon's first hemp CBD-infused draft beer.

Closing of the purchase is subject to a number of conditions, including the completion of mutually acceptable due diligence, completion of a capital raise, execution of definitive documentation, obtaining necessary third party approvals, and completion of all necessary securities filings.

The Company expects to close the purchase in tranches, starting with a first tranche purchase of 4.99% of the common stock of each of Ablis, Bendistillery and Bend Spirits for an aggregate purchase price of $1,896,200. The Company has raised sufficient capital through the sale of convertible preferred stock to allow the Company to close this first tranche purchase, and this first tranche purchase is expected to close during March 2019.

Following the expected closing of this first tranche purchase of 4.99% of the common stock of each of Ablis, Bendistillery and Bend Spirits, the Company desires to purchase up to an additional 15% of the common stock of each of Ablis, Bendistillery and Bend Spirits under the Stock Purchase Agreement, but doing so will only be possible if the Company closes on the sale of additional preferred stock or otherwise raises capital, and receives approval to do so from the Oregon Liquor Control Commission.

The stock purchase will make capital available for expanded off-line and online advertising, additional staff and equipment, and repayment of debt, for Bendistillery, Bend Spirits, and Ablis.

The management teams of Ablis, Bendistillery and Bend Spirits will continue to lead their respective companies following the closing of the transaction. Gerard M. Jacobs, CEO of the Company, will join the board of directors of each of the companies, and William C. Jacobs, CFO of the Company, will be paid quarterly by the companies in regard to financial oversight of the companies.

Liquidity and Capital Resources

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2018 and December 31, 2017, as well as our Company’s cash flows for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Current Assets	$ -	$ -
Current Liabilities	338,622	228,174
Working Capital	(338,622)	(228,174)

	For the Years Ended December 31,
	2018	2017
Net Cash Used in Operating Activities	$ (32,172)	$ (605)
Net Cash Provided by Financing Activities	32,172	0

Comparison of the balance sheet at December 31, 2018 and December 31, 2017

We closed our bank account in August 2017. At December 31, 2018, we had cash and cash equivalents of $0; similarly, at December 31, 2017, we had cash and cash equivalents of $0.

Total current assets at December 31, 2018 of $0 are not adequate to fund current operations nor to fulfill corporate obligations or to fund growth and potential acquisitions. At December 31, 2017, we had total current assets of $0.

Current liabilities at December 31, 2018 of $338,622 primarily consisted of accounts payable to related parties of $193,000 and trade accounts payable of $113,450. Accounts payable to related parties consisted mainly of liabilities for independent contractor fees payable to William C. Jacobs, CPA, who now is the Company’s President and Chief Financial Officer and is the son of the Company’s Chief Executive Officer, Gerard M. Jacobs, and expense reimbursements to William C. Jacobs and Gerard M. Jacobs. Current liabilities at December 31, 2017 of $228,174 consisted of accounts payable to related parties of $121,748 and trade accounts payable of $106,426. Accounts payable to related parties consisted mainly of liabilities for independent contractor fees payable to William C. Jacobs, CPA, who now is the Company’s President and Chief Financial Officer and is the son of the Company’s Chief Executive Officer, Gerard M. Jacobs, and expense reimbursements to William C. Jacobs and Gerard M. Jacobs.

On June 21, 2016, a company affiliated with Gerard M. Jacobs, our Chief Executive Officer, made a non-interest bearing loan of $4,000 to the Company, which is payable upon demand. The $4,000 note payable to the company affiliated with Gerard M. Jacobs was still outstanding at December 31, 2018.

The Company had an accumulated deficit of $14,005,689 and $13,785,068 as of December 31, 2018 and 2017, respectively.

Comparison of operations for the year ended December 31, 2018 to the year ended December 31, 2017

The Company did not generate revenue from continuing operations during the years ended December 31, 2018 and 2017.

Selling, general and administrative expenses primarily consist of independent contractor fees, travel expenses, phone, internet and hotspot expense, meals and entertainment, and other less material accounts. Selling, general and administrative expenses were $71,299 for the year ended December 31, 2018, compared to $65,021 for the year ended December 31, 2017, an increase of $6,278.

During the year ended December 31, 2018, the Company incurred a net loss of $220,621. During the year ended December 31, 2017, the Company incurred a net loss of $80,033.

Net cash used in operating activities was $32,172 for the year ended December 31, 2018, compared to $605 net cash used in operating activities for the year ended December 31, 2017. Net cash used in operating activities in 2018 and 2017 was primarily used for professional fees.

The Company had net cash provided by investing activities of $0 for the year ended December 31, 2018; similarly, the Company had net cash provided by investing activities of $0 for the year ended December 31, 2017.

Net cash provided by financing activities was $32,172 during the year ended December 31, 2018. Cash provided by financing activities was used to pay professional fees, and interest is accruing and payable to the lenders for this money that was lent to the Company. In comparison, there was no net cash provided by financing activities during the year ended December 31, 2017.

During the year ended December 31, 2018, cash decreased by $0, and the Company had $0 in unrestricted cash at December 31, 2018. In comparison, during the year ended December 31, 2017, cash decreased by $605, leaving the Company with $0 in unrestricted cash at December 31, 2017.

The Company is currently negotiating regarding certain potential investment opportunities, but there can be no assurance at this time that any investments will come to fruition and that the Company will have future operating income. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2018 of $14,005,689.

Critical Accounting Policies

Critical accounting policies are discussed in Note 1 of the financial statements accompanying this annual report.

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

Discussions among Messrs. Mesolella and Jacobs and our independent directors have made it highly likely that we will never purchase any of the Mesolella/Jacobs Properties.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2018 and December 31, 2017 begins on page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Gerard M. Jacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Gerard M. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

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

During December 2018, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2018 was not effective. Management identified the following material weaknesses as of December 31, 2018:

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of December 31, 2018.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer has concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 4, 2019, our board of directors authorized the filing of a Certificate Of Designation for a class of preferred stock. The designation allows the holders of the Series A Preferred Stock to have voluntary conversion rights at a conversion price of $1.00 per share of the Company’s Common Stock. The Company has committed to file a registration statement covering the shares of the Company’s Common Stock into which the shares of the Series A Preferred Stock can be converted. The shares of Series A Preferred Stock will be entitled to a 3% annual dividend, provided that if the Company’s Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the registration statement is effective, and if there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days, then the 3% dividend will be eliminated. Shares of Series A Preferred Stock are subject to Mandatory Conversion (in the discretion of the Company) at such time as the Company’s Common Stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the registration statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days. For a more detailed description of the Series A Preferred Stock see the “Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Acquired Sales Corp.”, attached hereto as Exhibit “4.1”.

On February 27, 2019, the Company sold in a private placement to accredited investors 23,400 shares of preferred stock convertible into 2,340,000 shares of our common stock at an exercise price of $1.00 per share.

Additional shares of Series A Preferred Stock may be issued in a capital raise in order to allow the Company to purchase up to 19.99% of the equity ownership interests in Bendistillery, Bend Spirits and Ablis, and/or in connection with other potential acquisitions of equity ownership interests in CBD-Infused Products Companies.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 4, 2019.

Name	Age	Position
Joshua A. Bloom, M.D.	62	Director
Gerard M. Jacobs	63	Chairman of the Board, Chief Executive Officer and Secretary
James S. Jacobs, M.D.	65	Director
William C. "Jake" Jacobs, CPA	30	President, Chief Financial Officer and Treasurer
Michael D. McCaffrey	72	Director
Vincent J. Mesolella	67	Director
Richard E. Morrissy	64	Director
Thomas W. Hines, CPA CFA	60	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified. Our Chief Executive Officer serves at the discretion of our Board of Directors, until his death, or until he resigns or has been removed from office.

Joshua A. Bloom, M.D., age 62, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha, Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases, Critical Care Medicine and in Hospice and Palliative Care. He has been employed by Froedtert South (formerly known as United Hospital System) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom served on the board of directors of Kenosha Health Services Corporation from 1993 to approximately 2010 and the board of Hospice Alliance, Inc. since 1994 and Medical Director there since 1998. He also served on the board of the Beth Israel Sinai Congregation 1998 to 2014, where he served as the President from 2004 until 2010. We believe that Dr. Bloom’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

Gerard M. Jacobs, age 63, is Chairman of our Board of Directors, Chief Executive Officer and Secretary of the Company. Mr. Jacobs has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its Chief Executive Officer and member of its board of directors until 2006. Under Mr. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:MKT: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its Chief Executive Officer and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (ASX trading symbol: SGM). Mr. Jacobs has also served as the lead outside director for America’s Car-Mart, Inc. (NASDAQ: CRMT) and Patient Home Monitoring Corp. (Toronto: PHM). We believe that Mr. Jacobs’ experience serving as the Chief Executive Officer of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Mr. Jacobs’ brother, James S. Jacobs, M.D., is also a member of our board of directors.

James S. Jacobs, M.D., age 65, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation

Oncology at Rush Medical Center in Chicago, Illinois. We believe that Dr. Jacobs’ experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

William C. “Jake” Jacobs, CPA, age 30, is President, Chief Financial Officer and Treasurer of the Company. Effective as of February 27, 2019, the Board appointed Mr. Jacobs, the son of our Company’s Chief Executive Officer Gerard M. Jacobs, to serve as the President, Chief Financial Officer and Treasurer of the Company. Prior to becoming President, Chief Financial Officer and Treasurer of the Company, Mr. Jacobs served as an independent contractor for the Company for the past several years. Previously, Mr. Jacobs worked in the Assurance Division of Ernst & Young (doing business as EY), auditing both publicly traded and privately held companies. Mr. Jacobs graduated from the University of Southern California, with a double major in Accounting and Finance. In 2015, Mr. Jacobs won a Gold Medal at the United States of America Snowboard and Freeski Association (USASA) National Championships in the BoarderCross Snowboard Senior (23-29) Men’s division.

William C. Jacobs will earn compensation from the Company at the rate of $5,000 per month. He is also entitled to reimbursement for all of his business-related expenses. As of the date of this Annual Report on Form 10-K, the Company owes Mr. Jacobs $175,000 for unpaid independent contractor fees that have been accruing since 2016.

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

Richard E. Morrissy, age 64, has been a member of our board of directors since July 2007. Since August 2016, Mr. Morrissy has been working at the UIC Department of Medicine’s Section of Infectious Disease in a research clinic called Project WISH as Clinical Coordinator in Regulatory Affairs. Previously, Mr. Morrissy was the Senior Research Specialist at the Department of Surgery – CS within the UIC College of Medicine. Mr. Morrissy was a project coordinator for the School of Pharmacy. His duties included serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He also designed and led focus groups, designed and critiqued research surveys, and edited manuscripts and scientific journals. We believe that Mr. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation. He received a B.A. in History from Western Illinois

University in 1976.

Thomas W. Hines, CPA CFA, age 60, has been a member of our board of directors since February 2019.  Mr. Hines is a Vice President with Lowery Asset Consulting. Previously, Mr. Hines served as the Executive Vice President at Good Harbor Financial, as the National Director of Financial Planning at The Northern Trust Company, and as a tax partner at Ernst & Young in the financial planning group. Mr. Hines is a Certified Public Accountant (CPA) and a Chartered Financial Analyst (CFA). Mr. Hines holds a Bachelor of Science degree in Accounting from Marquette University, and a Master of Science in Taxation from the University of Wisconsin-Milwaukee.  Mr. Hines has been featured in publications including Fortune, American Banker, and the Premier edition of Wealth magazine. Mr. Hines has completed over 120 Triathlons, including the Hawaii Ironman World Championship.

There are no agreements or understandings for our Chief Executive Officer or directors to resign at the request of another person, and neither the Chief Executive Officer nor directors are acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Family Relationships

William C. “Jake” Jacobs, CPA, is the son of Gerard M. Jacobs. Gerard M. Jacobs and James S. Jacobs, M.D. are brothers. There are no other family relationships among any of our officers or directors.

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

Board Composition and Committees

Our board of directors is currently composed of seven members: Messrs. Gerard M. Jacobs, Joshua A. Bloom, M.D., Thomas W. Hines, James S. Jacobs, M.D., Michael D. McCaffrey, Richard E. Morrissy and Vincent J. Mesolella. Our board of directors has determined that Joshua A. Bloom, M.D., Thomas W. Hines, Michael D. McCaffrey, Richard E. Morrissy and Vincent J. Mesolella are independent directors at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

Audit Committee and Audit Committee Financial Expert

We have an audit committee consisting of Joshua A. Bloom, M.D., Thomas W. Hines, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members. We have not adopted an Audit Committee charter. Vincent J. Mesolella serves as our audit committee chairman and financial expert. Our audit committee performs the following functions including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

Board Meetings; Nominating Committee

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. In the year ended December 31, 2018, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

We have a nominating committee consisting of the following members: Joshua A. Bloom, M.D., Thomas W. Hines, Michael D.

McCaffrey, Vincent J. Mesolella and Richard E. Morrissy. Michael D. McCaffrey is the nominating committee Chairman.

Investment Committee

Our board of directors has appointed an Investment Committee currently consisting of our Chief Executive Officer Gerard M. Jacobs, our President and Chief Financial Officer William C. Jacobs, and director Thomas W. Hines. Future acquisitions by the Company of direct equity ownership interests in any entity other than Ablis, Bendistillery and Bend Spirits will be subject to unanimous approval by such Investment Committee and to majority approval by the Board of Directors of the Company, provided that the requirement of unanimous approval by such Investment Committee will be terminated if the investors in the Preferred Stock no longer hold 25% or more of their investment in the form of Preferred Stock or common stock of the Company following conversion, or if the Company’s common stock has closed at $10.00 per share or higher for 20 consecutive trading days and there have been on average at least 50,000 shares traded on each of those 20 consecutive trading days, or if 84 months have passed since the first date that the registration statement is effective.

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

Daniel F. Terry, Jr. is a holder of 10% of our common stock and has not filed a Form 3. Gerard M. Jacobs, Vincent Mesolella, Joshua A. Bloom, Thomas W. Hines and James S. Jacobs, members of our board of directors, have not filed a Form 3 or Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive

As of December 31, 2018, we did not experience any cash flow events as a result of any payments to our Chief Executive Officer, Gerard M. Jacobs. We have not provided retirement benefits or severance or change of control benefits to Mr. Gerard M. Jacobs. Unexercised options or warrants issued as compensation held by our Chief Executive Officer at the years ended December 31, 2017 and 2018 are set out in the following table; no equity awards were made during these years.

	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs,	2018	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
CEO(1)	2017	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Compensation of Directors

On April 1, 2018, we issued to director James S. Jacobs and to William C. Jacobs, then an independent contractor and now our President and Chief Financial Officer, rights to purchase warrants, for an aggregate purchase price of $2.00, an aggregate of 250,000 shares of common stock of the Company (40,000 to James S. Jacobs, and 210,000 to William C. Jacobs), at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. We recorded total stock compensation expense of $72,500 related to these rights to purchase warrants; this consists of $11,600 of stock compensation for the rights to purchase warrants issued to James S. Jacobs, and $60,900 of stock compensation for the rights to purchase warrants issued to William C. Jacobs.

The table below sets forth the compensation of our directors for the fiscal years ended December 31, 2018 and 2017.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joshua A. Bloom, M.D.	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-
Gerard M. Jacobs	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-
James S. Jacobs, M.D.	2018	-	$ 11,600	-	-	-	-	$ 11,600
	2017	-	-	-	-	-	-
Michael D. McCaffrey	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-
Vincent J. Mesolella	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-
Richard E. Morrissy	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-
Thomas W. Hines CPA CFA	2018	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-

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

Compensation Discussion and Analysis

The Company does not have any full time paid employees and has not yet entered into long term executive or non-executive employment agreements, so as to limit the Company’s exposure and liability. William C. Jacobs, previously an independent contractor and now our President and Chief Financial Officer, is paid $5,000 per month on a part-time basis. As indicated elsewhere in this Form 10-K, the Company regularly engages outside consultants, accountants, independent contractors and other professional service providers for purposes of providing services to the Company. The Company endeavors, where able, to issue options in lieu of cash compensation, so as to preserve capital where needed and limit cash risk exposure.

Historically, funding for the Company was sourced from management affiliates and their contacts, who collectively loaned approximately $1,500,000 in the past several years. The Company limits cash compensation to directors and does not have a cash compensation policy. The Company believes that, given the extensive experience of Mr. Gerard M. Jacobs, Chief Executive

Officer, and the rest of the board of directors, and the current opportunity cost factor for each of them, as combined with the fact that each of them has continued to provide services without cash compensation, that the amount of historical compensation provided in the form of options and rights to purchase warrants to purchase shares of common stock is fair and reasonable for the Company.

Compensation Committee

Our directors, Chief Executive Officer, and our President and Chief Financial Officer, do not receive remuneration from us unless approved by the Board of Directors, but we may enter into employment agreements with officers in the future. No such payment shall preclude any director from serving us in any other capacity and receiving compensation in connection with that service. We have a compensation committee consisting of Joshua A. Bloom, M.D., Thomas W. Hines, Michael D. McCaffrey, Vincent J. Mesolella and Richard E. Morrissy as members. Joshua A. Bloom, M.D. serves as the committee’s chairman.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for our Chief Executive Officer outstanding as of December 31, 2018. The options are exercisable at the respective prices listed below.

Outstanding Equity Awards At Fiscal Year End (see description of columns (a) through (j) below)
(a) (b) (c) (d) (e) (f) (g) (h) (i) (j) Gerard M. Jacobs, 605,000 - - $2.00 9/29/2021 - - - - CEO 471,698 - - $2.00 11/4/2020 - - - -

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address	Amount and Nature of Beneficial Ownership		Percent of Voting Securities
Gerard M. Jacobs (1)	2,309,571		97.5%
Daniel F. Terry, Jr. (10)	597,000		25.2%
Thomas W. Hines, CPA CFA (12)	540,000		22.8%
Vincent J. Mesolella (8)	537,862		22.7%
Minh N. Le (11)	211,986		8.9%
William C. "Jake" Jacobs, CPA (13)	200,000		8.4%
Roberti Jacobs Family Trust (4)	181,623		7.7%
Lincolnshire Associates II Ltd (2)	142,453		6.0%
Roger S. Greene (5)	118,208		5.0%
James S. Jacobs, M.D. (9)	100,000		4.2%
Joshua A. Bloom, M.D. (3)	80,000		3.4%
Michael D. McCaffrey (6)	55,000		2.3%
Richard E. Morrissy (7)	55,000		2.3%
Total Officers and Directors as group (8 persons)	3,877,433	(14)	163.6%

(1)The address for Mr. Gerard M. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Gerard M. Jacobs, our chairman, Chief Executive Officer, Secretary, and Treasurer has voting control over 2,309,571 shares, consisting of: (a) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (b) 100,000 Company shares owned by his affiliate Miss Mimi Corporation; (c) 170,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (d) 605,000 options at $2.00 per share, the vesting of which occurred upon the closing of the merger with Cogility; (e) 471,698 options at $2.00 per share (originating from Cogility); (f) 750,000 warrants at $0.01 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00; (g) 750,000 warrants at $1.85 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Vincent J. Mesolella, a Director of the Company; and (h) 31,250 financing warrants at $0.03 per share.

(2)The address for Lincolnshire Associates II Ltd is 555 Skokie Blvd. #555, Northbrook, Illinois 60062.

(3)The address for Dr. Joshua A. Bloom is 1520 South Main Street, Racine, Wisconsin 53403. Dr. Joshua A. Bloom does not own any shares of stock. However: (a) he holds options to purchase 5,000 shares of our common stock at $2.00 per share; (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00; and (c) 25,000 financing warrants at $0.03 per share.

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

(5)The address for Mr. Roger S. Greene is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Roger S. Greene owns 113,208 shares of stock. In addition, he holds options to purchase a total of 5,000 shares of our common stock at $2.00 per share.

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

(9)The address for Dr. James S. Jacobs is 1785 Krameria Street, Denver, Colorado 80220. Dr. James S. Jacobs owns 10,000 shares of stock. He or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00. On April 1, 2018, the Company issued to Dr. James S. Jacobs rights to purchase warrants, for an aggregate purchase price of $1.00, an aggregate of 40,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024.

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

(12)The address for Thomas W. Hines, CPA CFA, is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Hines owns 5,400 shares of preferred stock convertible into 540,000 shares of our common stock at $1.00 per share.

(13)The address of William C. “Jake” Jacobs, CPA, is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Jacobs has the right to purchase from the Company, for an aggregate purchase price of $1.00, at any time or from time to time through December 31, 2024: warrants to purchase an aggregate of 200,000 shares of common stock of the Company, at an exercise price of $0.01 per share.

(14)Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust and Mr. Gerard M. Jacobs, collectively total 2,309,571 shares (which total includes unexercised options, warrants and the right to purchase warrants to purchase shares of our common stock, all of which may be exercised at any time in the discretion of the holder or his designee, except for the right to purchase warrants to purchase an aggregate of 750,000 shares of our common stock, which may not be exercised until a required performance contingency is met) which may be voted together (without any double counting). The other directors hold a total of 3,877,433 shares (which total includes unexercised options, warrants and rights to purchase warrants to purchase shares of our common stock which may be exercised at any time in the discretion of the holder or his designee, except for the right to purchase warrants to purchase an aggregate of 500,000 shares of our common stock, which may not be exercised until a required performance contingency is met) which may be voted together (without any double counting).

COMPENSATION PLANS

Equity Compensation Plans

None.

Option Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes transactions since January 1, 2017 to which we have been a party and, in which:

•the amounts involved exceeded or will exceed $120,000; and

•any of our directors, executive officer, or beneficial holders of more than 5% of our voting securities, or their affiliates or immediate family members, had or will have a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in “Compensation of Executive” and “Compensation of Directors”.

Rights to Purchase Warrants

On April 1, 2018, we issued to director Dr. James S. Jacobs, brother of chief executive officer Gerard M. Jacobs, rights to purchase warrants, for a purchase price of $1.00, an aggregate of 40,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024.

On April 1, 2018, we issued to then independent contractor and now our President and Chief Financial Officer William C. Jacobs, son of chief executive officer Gerard M. Jacobs, rights to purchase warrants, for a purchase price of $1.00, an aggregate of 210,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024.

Operating Loans 2018

On July 16, 2018 and November 12, 2018, Joshua A. Bloom, a member of our board of directors, loaned the Company $10,025 and $10,000, respectively, for working capital needs. The loans bear interest at 15% per annum. The loans are payable on demand by lender. There is a default rate of 18% interest in the event that the loans are not paid on demand. The loans are secured by all of the assets of the Company. In addition, the loan terms grant Mr. Bloom a total of 25,000 financing warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $0.03 per share at any time through July 16, 2023.

On July 18, 2018 and November 8, 2018, Gerard M. Jacobs, our chief executive officer and a member of our board of directors, loaned the Company $4,765.70 and $6,000, respectively, for working capital needs. The loans bear interest at 15% per annum. The loans are payable on demand by lender. There is a default rate of 18% interest in the event that the loans are not paid on demand. The loans are secured by all of the assets of the Company. In addition, the loan terms grant Mr. Jacobs a total of 12,500 financing warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $0.03 per share at any time through July 16, 2023.

Operating Loans 2019

On January 7, 2019, January 21, 2019 and February 6, 2019, Gerard M. Jacobs, our chief executive officer and a member of our board of directors, loaned the Company $5,967.50, $804, and $8,000, respectively, for working capital needs. The loans bear interest at 15% per annum. The loans are payable on demand by lender. There is a default rate of 18% interest in the event that the loans are not paid on demand. The loans are secured by all of the assets of the Company. In addition, the loan terms grant Mr. Jacobs a total of 18,750 financing warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $0.03 per share at any time through July 16, 2023.

Investment in Series A Preferred Stock

On February 27, 2019, director Thomas W. Hines purchased 5,400 shares of our series A preferred stock convertible into 540,000 shares of our common stock at $1.00 per share.

Acquisition of Real Estate in Rhode Island

As discussed in our prior public filings, we have attempted to acquire one or more parcels of real estate in Rhode Island, referred to as the Mesolella/Jacobs Properties that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to the Company. One of the Mesolella/Jacobs Properties is also partly owned by an affiliate of our Chief Executive Officer, Gerard M. Jacobs. Discussions among Messrs. Mesolella and Jacobs and our independent directors have made it highly likely that we will never purchase any of the Mesolella/Jacobs Properties.

Indemnification of Officers and Directors

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

Director Independence

We are not listed on a national exchange, such as NASDAQ, at this time. As such, we are not required to have independent directors. Our management believes that, consistent with Rule 5605(a)(2) of the Nasdaq Listing Rules that a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our management has reviewed the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exceptions of Gerard M. Jacobs and Dr. James S. Jacobs, is an “independent director”.

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

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

For the year ended December 31, 2018:For the year ended December 31, 2017:

Audit Fees: $12,500Audit Fees: $6,000

Audit-Related Fees: NoneAudit-Related Fees: None

Tax Fees: $2,000Tax Fees: $2,500

All Other Fees: NoneAll Other Fees: None

PART IV

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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 10-Q	May 18, 2010
10.1	Private Merchant Banking Agreement-Anniston Capital, Inc.
10.2	Warrant Agreement #1-Anniston Capital, Inc.
10.3	Warrant Agreement #2-Anniston Capital, Inc.
10.4	$100,000 Promissory Note – December 1, 2007
10.5	$10,000 Promissory Note – January 30, 2008
10.6	$10,000 Promissory Note – November 9, 2008

Form 8-K	November 5, 2010
10.9	Letter of Intent Agreement Cogility Software dated November 4, 2010
99.1	Press Release

Form 10-K	December 17, 2010
10.7 10.8	$4,000 Promissory Note – April 19, 2010 $20,000 Promissory Note – October 12, 2010

Form 10-K	March 31, 2011
4.1	Form of Note 3%
4.2	Form of Warrant
10.10	Subscription Agreement

Schedule DEF 14-C	August 9, 2011
Information
Statement
10.11	The Johns Hopkins University Applied Physics Laboratory Firm Fixed Price-Time And Material Contract No. 961420, dated October 20, 2009 (filed as Exhibit (E)(i) thereto)
10.12	The Analysis Corporation Task Order Subcontract Agreement, dated January 4, 2010 (filed as Exhibit (E)(ii) thereto)
10.13	Defense & Security Technology Group, LLC, Program Budget & Asset Management Tool Proof of Concept Pilot, dated June 27, 2011 (filed as Exhibit (E)(iii) thereto)
10.14	Defense & Security Technology Group, LLC, Command Information Center – Data Integration Proof of Concept, dated June 27, 2011 (filed as Exhibit (E)(iv) thereto)

Form 8-K	October 4, 2011
10.15	Agreement and Plan of Merger
10.16	NAVAIR PMA 265 contract, in regard to a Program Budget & Asset Management Tool Proof of Concept Pilot, dated July 15, 2011
10.17	NAVAIR 4.2 Cost Performance contract, in regard to Command Information Center - Data Integration (CIC-DI) Proof of Concept, dated July 15, 2011
10.18	Sotera Defense Solutions, Inc. subcontract number SOTERA-SA-FY11-040, dated June 20, 2011
10.19	$4,000 Promissory Note – September 13, 2011
10.20	CACI Prime Contract No.: W15P7T-06-D-E402 Prime Delivery Order No.: 0060, dated August 24, 2011
10.21	$4,000 Promissory Note – September 13, 2011
14.1	[Proposed] Code of Business Conduct and Ethics

Form 10-Q	May 21, 2012
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

Form 8-KDecember 2, 2014

10.32Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc.

99.1Press Release

Form 8-K February 5, 2015

99.1Press Release

Form 8-KJune 24, 2016

10.33Letter of Intent; Acquired Sales Corp. acquisitions of Aggregated Marketing Platform Inc. and Processing for a Cause Inc.

99.1Press Release

Form 8-K April 18, 2017

99.1Press Release

Form 8-KNovember 21, 2018

10.34Letter of Intent; Acquired Sales Corp. to purchase a 19.99% ownership interest in each of Ablis LLC, Bend Spirits, Inc. and Bendistillery Inc.

99.1Press Release

Form 8-KMarch 4, 2019

10.35Stock Purchase Agreement (the “SPA”) with Ablis LLC (“Ablis”), Bendistillery Inc. d/b/a Crater Lake Spirits (“Bendistillery”), Bend Spirits, Inc. (“Bend Spirits”), Bendis Homes Pinehurst, LLC, James A. Bendis, Alan T. Dietrich, Gerard M. Jacobs and William C. “Jake” Jacobs

4.3Registration Rights Agreement

4.4Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of

Acquired Sales Corp.

99.1Press Release Dated March 4, 2019

This Form

10-KMarch 12, 2019

10.36William C. Jacobs Right to Purchase Warrant Agreement

10.37Security Agreement

10.38Demand Promissory Note Payable to Joshua A. Bloom dated July 16, 2018

10.39Common Stock Purchase Warrants – Joshua A. Bloom – dated July 16, 2018

10.40Demand Promissory Note Payable to Gerard M. Jacobs dated July 18, 2018

10.41Common Stock Purchase Warrants – Gerard M. Jacobs – dated July 18, 2018

10.42 Common Stock Purchase Warrants – Gerard M. Jacobs – dated November 8, 2018

10.43Common Stock Purchase Warrants – Joshua A. Bloom – dated November 12, 2018

10.44Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 7, 2019

10.45Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 21, 2019

10.46Common Stock Purchase Warrants – Gerard M. Jacobs – dated February 6, 2019

10.47Stock Purchase Agreement

10.48James S. Jacobs Right to Purchase Warrant Agreement

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

Reports on Form 8-K

Series A Preferred Stock Designation: Sale of $2,340,000 of Preferred Stock; Execution of Stock Purchase Agreement to Purchase up to 19.99% of Each of Ablis Inc., Bendistillery Inc. and Bend Spirits, Inc.

On March 4, 2019, we filed a Form 8-K, pursuant to Item 8.01 Other Events, announcing that we had designated a new Series A Convertible Preferred Stock, sold 23,400 shares of such preferred stock, and signed a Stock Purchase Agreement to purchase up to 19.99% of the common stock of each of Ablis Inc., Bendistillery Inc. and Bend Spirits, Inc., subject to the parties meeting various conditions.

Letter of Intent to Purchase a 19.99% Ownership Interest in Each of Ablis LLC, Bend Spirits, Inc. and Bendistillery Inc.

On November 21, 2018, we filed a Form 8-K pursuant to Item 8.01 Other Events announcing that we had signed a letter of intent to purchase a 19.99% ownership interest in each of Ablis LLC, Bend Spirits, Inc. and Bendistillery Inc. d/b/a Crater Lake Spirits, subject to the parties meeting various conditions.

Aggregated Marketing Platform Inc. and Processing for a Cause Inc. Letter of Intent

On June 24, 2016, we filed a Form 8-K pursuant to Item 8.01 Other Events announcing that we had signed a letter of intent to acquire Aggregated Marketing Platform Inc. (“AMP”) and Processing for a Cause Inc. (“PFAC”), subject to the parties meeting various conditions.

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

ITEM 16. FORM 10–K SUMMARY

This Item is optional. We may provide summaries in future 10-K filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

(Chief Executive Officer)

Date: March 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

Principal Executive Officer

Date: March 12, 2019

By: /s/ William C. “Jake” Jacobs, CPA

William C. “Jake” Jacobs, CPA, President, Chief Financial Officer and Treasurer

Principal Financial Officer

Date: March 12, 2019

/s/ Joshua A. Bloom, M.D.

Joshua A. Bloom, M.D.

Director

Date: March 12, 2019

/s/ James S. Jacobs, M.D.

James S. Jacobs, M.D.

Director

Date: March 12, 2019

/s/ Michael D. McCaffrey

Michael D. McCaffrey

Director

Date: March 12, 2019

/s/ Richard E. Morrissy

Richard E. Morrissy

Director

Date: March 12, 2019

/s/ Vincent J. Mesolella

Vincent J. Mesolella

Director

Date: March 12, 2019

/s/ Thomas W. Hines, CPA CFA

Thomas W. Hines, CPA CFA

Director

Date: March 12, 2019

ACQUIRED SALES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Acquired Sales Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acquired Sales Corp. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of recurring losses and does not have any business or sources of revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2018.

Spokane, Washington

March 11, 2019

ACQUIRED SALES CORP.
BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Total Assets	$ -	$ -
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$ 164,417	$ 103,907
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	24,583	13,841
Accounts Payable - Related Party - Payable to Other Related Party	4,000	4,000
Accounts Payable - Related Party	193,000	121,748
Notes Payable - Related Party
Notes Payable - Payable to Joshua A. Bloom	20,025	-
Notes Payable - Payable to Gerard M. Jacobs	10,766	-
Notes Payable - Related Party	30,791	-
Interest Payable - Related Party
Interest - Payable to Joshua A. Bloom	914	-
Interest - Payable to Gerard M. Jacobs	467	-
Interest Payable - Related Party	1,381	-
Trade Accounts Payable	113,450	106,426
Total Current Liabilities	$ 338,622	$ 228,174
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
none outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized;
2,369,648 shares outstanding	2,370	2,370
Additional Paid-in Capital	13,664,697	13,554,524
Accumulated Deficit	(14,005,689)	(13,785,068)
Total Shareholders' Equity (Deficit)	(338,622)	(228,174)
Total Liabilities and Shareholders' Equity	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017
Selling, General and Administrative Expenses	$ (71,299)	$ (65,021)
Stock Compensation Expense	(72,500)	-
Professional Fees	(37,767)	(15,012)
Interest Expense	(39,055)	-
Provision for Income Taxes	-	-
Net Loss	$ (220,621)	$ (80,033)

Basic and Diluted Earnings (Loss) per Share	$ (0.09)	$ (0.03)

Basic and diluted weighted average number of common shares outstanding:	2,369,648	2,369,648

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2016	2,369,648	$ 2,370	$ 13,554,524	$ (13,705,035)	$ (148,141)
Net Loss	-	-	-	$ (80,033)	$ (80,033)
Balance, December 31, 2017	2,369,648	$ 2,370	$ 13,554,524	$ (13,785,068)	$ (228,174)
Stock Compensation Expense			$ 72,500		$ 72,500
Issuance of warrants to purchase common stock			$ 37,673		$ 37,673
Net Loss				$ (220,621)	$ (220,621)
Balance, December 31, 2018	2,369,648	$ 2,370	$ 13,664,697	$ (14,005,689)	$ (338,622)

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
Cash Flows From Operating Activities
Net Loss	$ (220,621)	$ (80,033)
Adjustments to Reconcile Loss to Net Cash Used in Operating Activities:
Stock Compensation Expense	72,500	-
Financing Cost - Issuance of Warrants to Purchase Common Stock	37,673	-
Changes in Operating Assets and Liabilities:
Accounts Payable to Related Parties	71,251	64,915
Trade Accounts Payable	7,025	14,513
Net Cash Used in Operating Activities	(32,172)	(605)
Cash Flows From Financing Activities
Financing Cost - Proceeds From Borrowing Under Notes Payable to Related Parties	30,791	-
Financing Cost - Interest Payable to Related Parties	1,381	-
Net Cash Provided by Financing Activities	32,172	-
Net Decrease in Cash	-	(605)
Cash and Cash Equivalents at Beginning of Year	-	605
Cash and Cash Equivalents at End of Year	$ -	$ -

	For the Years Ended
	December 31,
	2018	2017
Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

The Company currently is a shell corporation and does not currently have any business or any sources of revenue.

The Company wants to acquire all or a portion of one or more operating businesses.

Management of the Company currently is exclusively exploring potential acquisitions of all or a portion of one or more operating businesses involving the manufacture and sale of cannabidiol (CBD)-infused products such as beverages, muscle/joint rubs, oils, crystals, tinctures, bath bombs, isolate, relief balms, elixirs, body washes, med sticks, lotions, vape pens and cartridges, shatter, and gummies (a “CBD-Infused Products Company”).

In order to consummate a particular acquisition of a CBD-Infused Products Company, management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such CBD-Infused Products Company, for example operating businesses and/or assets involving distilled spirits, beer, wine, hemp, paraphernalia, cannabis, tetrahydrocannabinol (THC)-infused products, and real estate.

Execution of Stock Purchase Agreement to Purchase up to 19.99% of CBD-Infused Beverage Maker Ablis, and of Craft Distillers Bendistillery and Bend Spirits

On February 27, 2019, the Company signed a Stock Purchase Agreement to purchase up to 19.99% of the common stock of CBD-infused beverage maker Ablis Inc. (formerly Ablis LLC) (www.AblisBev.com), and of craft distillers Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com) and Bend Spirits, Inc. (www.Bendistillery.com), Bend, Oregon, for a total of $7,596,200 in cash.

Founded in 1996, Bendistillery is America's most award winning craft distillery, with an outstanding reputation for producing Crater Lake Spirits brands including vodkas, gins, whiskeys, and white label brands offered through Bend Spirits.

Ablis is a rapidly growing leader in the exciting CBD-infused beverage industry. Ablis' all-natural, shelf-stable, GMO-free, non-alcoholic, lemon ginger, cranberry blood orange, and 0 calorie lemon water beverages target the mainstream health market and contain no THC. Ablis also manufactures and sells CBD-infused rubs, oils and crystals. Ablis' beverages are now being distributed in 11 states, online throughout the country, Puerto Rico and Guam. Also, Ablis has recently received state approval to co-brand with a local brewery in Bend to produce Oregon's first hemp CBD-infused draft beer.

Closing of the purchase is subject to a number of conditions, including the completion of mutually acceptable due diligence, completion of a capital raise, execution of definitive documentation, obtaining necessary third party approvals, and completion of all necessary securities filings.

The Company expects to close the purchase in tranches, starting with a first tranche purchase of 4.99% of the common stock of each of Ablis, Bendistillery and Bend Spirits for an aggregate purchase price of $1,896,200. The Company has raised sufficient capital through the sale of convertible preferred stock to allow the Company to close this first tranche purchase, and this first tranche purchase is expected to close during March 2019.

Following the expected closing of this first tranche purchase of 4.99% of the common stock of each of Ablis, Bendistillery and Bend Spirits, the Company desires to purchase up to an additional 15% of the common stock of each of Ablis, Bendistillery and Bend Spirits under the Stock Purchase Agreement, but doing so will only be possible if the Company closes on the sale of additional preferred stock or otherwise raises capital, and receives approval to do so from the Oregon Liquor Control Commission.

The stock purchase will make capital available for expanded off-line and online advertising, additional staff and equipment, and repayment of debt, for Bendistillery, Bend Spirits, and Ablis.

The management teams of Ablis, Bendistillery and Bend Spirits will continue to lead their respective companies following the closing of the transaction. Gerard M. Jacobs, CEO of the Company, will join the board of directors of each of the companies, and William C. Jacobs, CFO of the Company, will be paid quarterly by the companies in regard to financial oversight of the companies.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents – Cash and cash equivalents as of December 31, 2018 and 2017 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days. Cash equivalents are carried at cost.

Fair Value of Financial Instruments – The carrying amount of the financial instruments, which principally include cash, trade receivables, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments.

Accounting Standards Codification (ASC) 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quotes prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2018 and 2017:

	For the Year Ended
	December 31,
	2018	2017
Net Loss	$ (220,621)	$ (80,033)
Weighted-Average Shares Outstanding	2,369,648	2,369,648

Basic and Diluted Earnings Loss per Share	$ (0.09)	$ (0.03)

At December 31, 2018, there were outstanding options to purchase 1,186,132 shares of common stock at between $0.001 and $0.60 per share, (b) rights to purchase warrants to purchase 2,950,000 shares of common stock at between $0.01 and $1.85 per share, and (c) financing warrants to purchase 37,500 shares of common stock at $0.03. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for the rights to purchase warrants to purchase 1.25 million shares of our commons stock, are not exercisable until a performance contingency is met.

In comparison, at December 31, 2017, there were 1,358,774 stock options and rights to purchase warrants to purchase 2,700,000 shares of the Company’s common stock outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements - Effective January 2017, FASB issued ASU No. 2016-15 “Statement of Cash Flows” (Topic 230). This guidance clarifies diversity in practice on where in the Statement of Cash Flows to recognize certain transactions, including the classification of payment of contingent consideration for acquisitions between Financing and Operating activities. We are currently evaluating the impact that this amendment will have on our financial statements.

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

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $14,005,689 as of December 31, 2018. During the year ended December 31, 2018, the Company recognized a net loss of $220,621.

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

At December 31, 2018, there are expense reimbursements owed to Gerard M. Jacobs totaling $24,583. In comparison, at December 31, 2017, there were expense reimbursements owed to Gerard M. Jacobs totaling $13,841.

At December 31, 2018, there are independent contractor fees of $160,000 and expense reimbursements of $4,417 owed to William C. Jacobs totaling $164,417. In comparison, at December 31, 2017, there were independent contractor fees of $100,000 and expense reimbursements of $3,907 owed to William C. Jacobs totaling $103,907. William C. Jacobs is the son of Gerard M. Jacobs, Chief Executive Officer of Acquired Sales, and the nephew of director James S. Jacobs.

Financing Warrants – On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of AQSP approved by unanimous written consent borrowings by AQSP on the following terms:(1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of AQSP; (2) the borrowings will be evidenced by promissory notes of AQSP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of AQSP, pursuant to a security agreement signed by AQSP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to AQSP; (4) the notes shall be due and payable upon demand by the lenders delivered to AQSP; and (5) for each $1,000 loaned by AQSP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of AQSP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023.

As of December 31, 2018, a total of $30,791 has been borrowed by AQSP on such terms, and warrants to purchase 25,000 shares of common stock of AQSP have been issued to Joshua A. Bloom and warrants to purchase 12,500 shares of common stock of AQSP have been issued to Gerard M. Jacobs.

The warrants to purchase common stock that were issued to Joshua A. Bloom and Gerard M. Jacobs on July 16, 2018 and July 18, 2018 were valued using the Black-Scholes valuation model as of the date they were issued. The values of these warrants were fully expensed because the notes are payable upon demand. The expense recognized related to the issuance of the warrants to Joshua A. Bloom on July 16, 2018 was $3,250. Gerard M. Jacobs’ warrants were issued to him on July 18, 2018, and the expense recognized related to the issuance of these warrants was $1,300.

The warrants to purchase common stock that were issued to Gerard M. Jacobs on November 8, 2018, and to Joshua A. Bloom on November 12, 2018, were valued using the Black-Scholes valuation model, which incorporated the following assumptions: expected future stock volatility 465%; risk-free interest rates of 2.98% and 2.94%, respectively; dividend yield of 0% and an expected terms of 2.38 years and 2.37 years, respectively. The expected future stock volatility was based on the volatility of Acquired Sales Corp.’s historical stock prices. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the warrants. The expected term of each warrant was based on the midpoint between the date the warrant vests and the contractual term of the warrant. The values of the warrants were fully expensed as of the date of issuance because they are payable upon demand. The expense recognized related to the issuance of the warrants to Gerard M. Jacobs on November 8, 2018 was $11,250. The expense recognized related to the issuance of the warrants to Joshua A. Bloom on November 12, 2018 was $21,874.

NOTE 5 – SHAREHOLDERS’ EQUITY

Share-Based Compensation – Share-based compensation expense recognized during the years ended December 31, 2018 and 2017 was $72,500 and $0, respectively.

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2018 and changes during the year then ended:

	Shares	Weighted-Average Exercise Price (a)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	4,058,774	$ 1.29	5.59	$ 577,725
Rights to Purchase Warrants Issued During Period	250,000
Financing Warrants Issued During Period	37,500
Options Expired During Period	172,642
Options, Rights to Purchase Warrants and Financing Warrants Outstanding, December 31, 2018	4,173,632	$ 1.16	4.95	$ 2,410,100
Exercisable Options, Rights to Purchase Warrants and Financing Warrants Outstanding, December 31, 2018	2,923,632	$ 0.87	4.93	$ 2,410,100

Note:
(a) The Weighted-Average Exercise Price column excludes those warrants that have an exercise price for the common stock priced at the Capital Raise Price Per Share.

Rights to Purchase Warrants Issued During Period – On April 1, 2018, we issued to James S. Jacobs and to William C. Jacobs, an independent contractor, rights to purchase warrants, for an aggregate purchase price of $2.00, an aggregate of 250,000 shares of common stock of the Company (40,000 to James S. Jacobs, and 210,000 to William C. Jacobs), at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. We recorded total stock compensation expense of $72,500 related to these rights to purchase warrants; this consists of $11,600 of stock compensation for the rights to purchase warrants issued to James S. Jacobs, and $60,900 of stock compensation for the rights to purchase warrants issued to William C. Jacobs. On October 1, 2018, William C. Jacobs assigned rights to purchase warrants to purchase 10,000 shares of common stock to a separate entity.

NOTE 6 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limited the ability of U.S. corporations to deduct interest expense, and transitioned to a territorial tax system which allows for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. Several of the new provisions enacted as part of the Tax Act require clarification and guidance from the U.S. Internal Revenue Service (“IRS”) and Treasury Department. These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.

During the years ended December 31, 2018 and 2017, the Company did not incur any current tax on its continuing operations and there was no deferred tax provision or benefit from continuing operations. At December 31, 2018, the Company has U.S. Federal net operating loss carry forwards of $2,115,050 that will expire in 2030 through 2034 if not used by those dates.

As of December 31, 2018, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2013 through 2017. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2018	2017
Tax expenses (benefit) at statutory rate (21%)	$ (46,330)	$ (27,211)
State tax benefit, net of federal benefit	$ -	(2,641)
Non-deductible expenses	$ 276	40
Revision of prior years' deferred tax assets	$ (30,034)	67,252
Change in valuation allowance	$ (1,488,585)	(37,439)
Provision for Income Taxes	$ -	$ -

The tax effects of temporary differences and carry forwards that gave rise to the net deferred income tax asset as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Operating loss carry forwards	$ 428,393	$ 676,116
Stock-based compensation	1,633,366	2,874,127
Other	131	233
Less: Valuation allowance	(2,061,891)	(3,550,475)
Net Deferred Income Tax Asset	$-	$-

The deferred tax asset valuation allowance decreased by $1,488,585 and $37,439 during the years ended December 31, 2018 and 2017, respectively.

NOTE 7 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Board of Directors of the Company has committed to pay compensation to Gerard M. Jacobs, our Chief Executive Officer, as an inducement to him to introduce attractive acquisitions to the Company. The amount of the compensation will be 10% of the consideration paid by the Company to acquire equity ownership interests in target companies. The timing and structure of such compensation is currently expected to be determined pursuant to negotiations to be held between Gerard M. Jacobs and the chairman of the Compensation Committee of the Board of Directors.

NOTE 8 – SUBSEQUENT EVENTS

Additional Borrowings in Exchange for Notes, Accrued Interest and Financing Warrants

On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of AQSP approved by unanimous written consent borrowings by AQSP on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of AQSP; (2) the borrowings will be evidenced by promissory notes of AQSP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of AQSP, pursuant to a security agreement signed by AQSP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to AQSP; (4) the notes shall be due and payable upon demand by the lenders delivered to AQSP; and (5) for each $1,000 loaned by AQSP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of AQSP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023. During the year ended December 31, 2018, $30,791 was borrowed on these terms. Following the end of the period ended December 31, 2018, a total of $14,772 has been borrowed by AQSP on such terms.

Signing of a Definitive Stock Purchase Agreement with Ablis, Bendistillery and Bend Spirits

On February 27, 2019, the Company signed a definitive Stock Purchase Agreement (the "SPA") with Ablis, Bendistillery, Bend Spirits, Bendis Homes Pinehurst, LLC, James A. Bendis, Alan T. Dietrich, Gerard M. Jacobs and William C. "Jake" Jacobs to purchase 4.99% of the common stock of Ablis for $399,200 in cash, to purchase 4.99% of the common stock of Bendistillery for $1,347,300 in cash, and to purchase 4.99% of the common stock of Bend Spirits for $149,700 in cash. The purchases are expected to close during March 2019. Under the SPA the Company will have the right to purchase up to an additional 15% of the common stock of each of Ablis, Bendistillery and Bend Spirits.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock

On February 27, 2019, the Company accepted subscriptions from accredited investors to purchase 23,400 shares of newly issued Series A Convertible Preferred Stock ("Preferred Stock") for an aggregate purchase price of $2,340,000 in cash. These 23,400 shares of Preferred Stock are convertible at the option of the holders into 2,340,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Company has committed to file a registration statement covering the shares of newly issued common stock of the Company into which the Preferred Stock can be converted (the "Registration Statement"). The Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Preferred Stock.

Newly Elected Director of the Company: Thomas W. Hines, CPA CFA

Thomas W. Hines, CPA CFA, a Vice President of Lowery Asset Consulting in Chicago, has been elected to serve as a Director of the Company.

William C. "Jake" Jacobs, CPA: Elected to serve as the President, Chief Financial Officer and Treasurer of the Company

William C. "Jake" Jacobs, CPA, the son of our Company's Chief Executive Officer Gerard M. Jacobs, has been elected to serve as the President, Chief Financial Officer and Treasurer of the Company. Gerard M. Jacobs will remain as the Company's Chairman, Chief Executive Officer and Secretary.

Establishment of an Investment Committee

The Board of Directors of the Company has voted to establish an Investment Committee, the initial members of which will be Gerard M. Jacobs, William C. "Jake" Jacobs, CPA, and Thomas W. Hines, CPA CFA. Future acquisitions by the Company of direct equity ownership interests in any entity other than Ablis, Bendistillery and Bend Spirits will be subject to unanimous approval by such Investment Committee and to majority approval by the Board of Directors of the Company, provided that the requirement of unanimous approval by such Investment Committee will be terminated if the investors in the Preferred Stock no longer hold 25% or more of their investment in the form of Preferred Stock or common stock of the Company following conversion, or if the Company's common stock has closed at $10.00 per share or higher for 20 consecutive trading days and there have been on average at least 50,000 shares traded on each of those 20 consecutive trading days, or if 84 months have passed since the first date that the Registration Statement is effective.