Form 10-Q
period 2019-03-31
ACQUIRED SALES CORP
filed 2019-05-15
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date: 2,579,648 shares of common stock, par value $.001 per share, outstanding as of May 13, 2019.

ACQUIRED SALES CORP.

- INDEX -

PART I — FINANCIAL INFORMATION4

ITEM 1. STATEMENTS4

CONDENSED BALANCE SHEETS5

CONDENSED STATEMENTS OF OPERATIONS6

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)7

CONDENSED STATEMENT OF CASH FLOWS8

Notes to the Condensed Financial Statements9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK24

ITEM 4. CONTROLS AND PROCEDURES24

PART II — OTHER INFORMATION26

Item 1. Legal Proceedings.26

Item 1A. Risk Factors.26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.26

Item 3. Defaults Upon Senior Securities.26

Item 4. Mine Safety Disclosures.26

Item 5. Other Information.26

Item 6. Exhibits.27

SIGNATURES29

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

The results for the period ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2019 for the period ended December 31, 2018.

ACQUIRED SALES CORP.

INDEX TO THE CONDENSED FINANCIAL STATEMENTS

Page
Condensed Balance Sheets, March 31, 2019 (Unaudited) and December 31, 2018	5
Condensed Statements of Operations for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	6
Condensed Statements of Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2018 and 2019 (Unaudited)	7
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (Unaudited)	8
Notes to the Condensed Financial Statements (Unaudited)	9-16

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019 (Unaudited)	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$ 2,796,915	$ -
Total Current Assets	2,796,915	-
Total Assets	$ 2,796,915	$ -
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$ 136,825	$ 164,417
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	3,555	24,583
Accounts Payable - Related Party - Payable to Other Related Party	-	4,000
Accounts Payable - Related Party	140,380	193,000
Trade Accounts Payable	20,722	113,450
Notes Payable - Related Party
Notes Payable - Payable to Joshua A. Bloom	-	20,025
Notes Payable - Payable to Gerard M. Jacobs	-	10,766
Notes Payable - Related Party	-	30,791
Interest Payable - Related Party
Interest - Payable to Joshua A. Bloom	-	914
Interest - Payable to Gerard M. Jacobs	-	467
Interest Payable - Related Party	-	1,381
Series A Convertible Preferred Stock Dividends Payable	18,552	-
Total Current Liabilities	$ 179,654	$ 338,622
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 29,900 shares of Series A Convertible Preferred Stock shares were issued and outstanding at March 31, 2019, and 0 shares of Series A Convertible Preferred Stock were issued or outstanding at December 31, 2018	30	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,579,648 and 2,369,648 shares outstanding at March 31, 2019 and December 31, 2018, respectively	2,580	2,370
Additional Paid-in Capital	16,683,332	13,664,697
Accumulated Deficit	(14,068,681)	(14,005,689)
Total Shareholders' Equity (Deficit)	$ 2,617,261	$ (338,622)
Total Liabilities and Shareholders' Equity	$ 2,796,915	$ -

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Selling, General and Administrative Expense	$ (26,473)	$ (16,995)
Professional Fees	(21,467)	(3,073)
Interest Expense	(27,998)	-
Loss From Operations	(75,938)	(20,068)
Other Income
Interest Income	2,302	-
Gain on Settlement	29,196	-
Total Other Income	31,498	-
Loss Before Provision for Income Taxes	(44,440)	(20,068)
Provision for Income Taxes	-	-
Net Loss	$ (44,440)	$ (20,068)

Basic and Diluted Earnings Loss per Share	$ (0.02)	$ (0.01)

Basic and diluted weighted average number of common shares outstanding:	2,405,777	2,369,648

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	-	$ -	2,369,648	$ 2,370	$ 13,554,524	$ (13,785,068)	$ (228,174)
Net Loss			-	-	-	(20,068)	(20,068)
Balance, March 31, 2018	-	$ -	2,369,648	$ 2,370	$ 13,554,524	$ (13,805,136)	$ (248,242)

Balance, December 31, 2018	-	$ -	2,369,648	$ 2,370	$ 13,664,697	$ (14,005,689)	$ (338,622)
Exercise of rights to purchase warrants to purchase shares of common stock			210,000	$ 210	$ 1,892		$ 2,102
Issuance of warrants to purchase common stock					$ 26,773		$ 26,773
Issuance of Series A Convertible Preferred Stock for cash	29,900	$ 30			$ 2,989,970		$ 2,990,000
Series A Preferred Stock dividend payable						$ (18,552)	$ (18,552)
Net Loss			-	-		$ (44,440)	$ (44,440)
Balance, March 31, 2019	29,900	$ 30	2,579,648	$ 2,580	$ 16,683,332	$ (14,068,681)	$ 2,617,261

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities
Net Loss	$ (44,440)	$ (20,068)
Adjustments to Reconcile Loss to Net Cash Used in Operating Activities:
Financing Cost - Issuance of Warrants to Purchase Common Stock	26,773	-
Changes in Operating Assets and Liabilities:
Accounts Payable to Related Parties	(51,396)	16,995
Trade Accounts Payable	(92,728)	3,073
Net Cash Used in Operating Activities	(161,791)	-
Cash Flows From Financing Activities
Financing Cost - Proceeds From Borrowings Under Notes Payable to Related Parties	14,772	-
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Parties	(45,562)	-
Financing Cost - Repayment of Interest Payable to Related Parties	(2,606)	-
Exercise of Rights to Purchase Warrants to Purchase Shares of Common Stock	2,102	-
Issuance of Series A Convertible Preferred Stock	2,990,000	-
Net Cash Provided by Financing Activities	2,958,706	-
Net Increase in Cash	2,796,915	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ 2,796,915	$ -

	For the Three Months Ended
	March 31,
	2019	2018
Supplemental Cash Flow Information
Cash paid for interest	$ 2,606	$ -
Cash paid for income taxes	$ -	$ -

Please see the accompanying notes to the condensed financial statements for more information.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. The Company does not currently have any business or any sources of revenue.

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

Signing of Letter of Intent to Acquire 100% of the Ownership Interests of CBD Lion LLC

On May 8, 2019, Acquired Sales Corp. (the “Company”), Gerard M. Jacobs (“GJacobs”) and William C. “Jake” Jacobs (“WJacobs”) entered into a Letter of Intent with CBD Lion LLC (“Lion”) and its owners (the “Lion Owners”) to, subject to a number of conditions, acquire 100% of the ownership of Lion (the “Transaction”). The consideration to be paid by the Company in the proposed acquisition of Lion is: two million dollars ($2,000,000) in cash, plus unregistered common stock of the Company (the "Stock Consideration") in an amount that is the greater of: (i) five million (5,000,000) shares or (ii) a number of shares with a value at closing of the Transaction, based on the Company’s share price, equal to 50% of the value of the aggregate consideration deemed paid to the Lion Owners for their ownership interests in Lion, which could hypothetically increase the Stock Consideration to a number significantly higher than five million (5,000,000). The Lion Owners shall have "piggyback registration rights" for the common stock shares underlying the Stock Consideration and "demand registration rights" that are triggered if no registration statement covering the Stock Consideration is filed with the U.S. Securities and Exchange Commission within 120 days following the closing of the Transaction. In addition, the Letter of Intent requires that at the closing of the Transaction, the Company shall cause up to four hundred sixty-two thousand four hundred thirty dollars ($462,430) of related party debt owed by Lion to be repaid in full.

The terms of the proposed Transaction must be set forth in a definitive agreement. There are no assurances that the Company will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed Transaction will be consummated. Even if a definitive agreement is executed, the terms of the proposed Transaction may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing of the Transaction, many of which are outside of the parties’ control and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing of the Transaction will occur, even if the parties successfully negotiate and sign a definitive agreement.

Closing of the acquisition of Lion is subject to a number of conditions, including but not limited to the completion of due diligence investigation of Lion by the Company that is acceptable to the Company, completion of a capital raise by the Company of at least $4 million, completion of an audit of Lion acceptable to the Company, execution of definitive acquisition documents, execution of employment agreements with certain key Lion executives, obtaining necessary third-party approvals, including a tax opinion to be provided by Lion’s tax counsel indicating that the proposed Transaction will qualify as a tax-free reorganization, and completion of all necessary securities filings. In the event that most of the foregoing conditions are met, as detailed in the Letter of Intent, prior to the closing of the proposed Transaction, the Company will make a $300,000 loan to Lion to be used by Lion exclusively for growth capital.

The Company is currently engaged in due diligence of Lion and has not yet started to negotiate a definitive agreement for the proposed Transaction. The Letter of Intent will terminate if (i) no audit of Lion satisfactory to the Company has been delivered by August 31, 2019; the Company fails to raise $4 million by September 30, 2019; or (iii) the proposed Transaction has not closed by October 31, 2019.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

The Letter of Intent contains customary provisions prohibiting Lion from soliciting or encouraging any other acquisition proposal or entering into any negotiations or agreements for an alternative acquisition or financing transaction prior to the termination of the Letter of Intent.

In the event that the proposed acquisition of Lion is completed, the Letter of Intent requires that as soon as practicable following the closing of the proposed sale, the Company will change its name to "CBD Lion Corp.” and request a new trading symbol that better relates to the new proposed name.

Stock Sale and Purchase Agreement - Ablis Holding Company

Ablis Holding Company ("Ablis") is a rapidly growing leader in the exciting CBD-infused beverage industry. Ablis' all-natural, shelf-stable, GMO-free, non-alcoholic, lemon ginger, cranberry blood orange, and 0 calorie lemon water beverages target the mainstream health market and contain no THC. Ablis also manufactures and sells CBD-infused rubs, oils and crystals. Ablis' beverages are now being distributed in 11 states, online throughout the country, Puerto Rico and Guam. Also, Silver Moon Brewing, a brewery in Bend, has recently begun producing and selling Hazibliss, Oregon’s first hemp CBD-infused draft beer that incorporates Ablis’ cranberry blood orange CBD beverage.

On April 30, 2019, the Company, GJacobs, and WJacobs entered into a Stock Sale and Purchase Agreement with Ablis, Ablis, Inc., and James A. Bendis (“Bendis”) wherein the Company paid $399,200 for a post transaction 4.99% ownership of Ablis' equity. Ablis is in the business of manufacturing and sale of CBD-infused beverages, and CBD-infused products. The Stock Sale and Purchase Agreement requires that Ablis use a portion of the purchase proceeds to pay off at least $381,000 of its liabilities. Another portion of the purchase proceeds will make capital available for expanded off-line and online advertising, and additional staff and equipment.

The Stock Sale and Purchase Agreement also sets out terms for an additional equity purchase of Ablis such that the Company may purchase up to an additional 15% of Ablis for $1,200,000 so that the Company would then own 19.99% of the ownership equity of Ablis. The Company desires to purchase up to an additional 15% of the common stock of Ablis, but doing so will only be possible if the Company closes on the sale of additional Series A Convertible Preferred Stock ("Preferred Stock") or otherwise raises capital.

The management team of Ablis will continue to lead Ablis. The terms of the Stock Sale and Purchase Agreement entitle GJacobs to be a member of the board of directors of Ablis, entitles WJacobs, to be provided with access to Ablis' financial information, grants WJacobs, financial oversight functions over Ablis, and allows WJacobs the right to provide consulting/advisory services to Ablis. WJacobs’ reasonable expenses will be covered by Ablis. The Stock Sale and Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Ablis’ CBD isolate suppliers, and any other companies in the hemp, CBD and cannabis industries with whom Ablis and/or Bendis have relationships, and whom may potentially be interested in entering into a stock sale or merger with the Company.

The Stock Sale and Purchase Agreement requires that Ablis evaluate and seriously consider a sale of Ablis or taking Ablis public within 60 months from April 30, 2019 and that it use commercially reasonable best efforts, to close a mutually acceptable alternative exit opportunity for the Company within 72 months from April 30, 2019.

The Company’s investment in Ablis made the Company a minority owner of Ablis. As a minority owner, the Company will not be able to recognize any portion of Ablis’ revenues or earnings in the Company’s financial statements. The Company may, at some point, receive commissions for helping to sell Ablis' products either online or offline. The Company’s investment in Ablis will be tested for potential impairment of value on a quarterly basis.

Stock Purchase Agreement - Bendistillery Inc. and Bend Spirits, Inc.

Founded in 1996, Bendistillery Inc. ("Bendistillery") is an award-winning craft distillery, with an outstanding reputation for producing Crater Lake Spirits brands including vodkas, gins, whiskeys, and white label brands offered through Bend Spirits, Inc. ("Bend Spirits").

On April 30, 2019, the Company, GJacobs, and WJacobs entered into a Stock Purchase Agreement with Bendistillery, Bend Spirits, Bendis Homes Pinehurst, LLC, an Oregon limited liability company (“Landowner”), Bendis, and Alan T. Dietrich (“Dietrich”) wherein the Company paid $1,347,300 for a post transaction 4.99% ownership of Bendistillery’s equity and $149,700 for a post transaction 4.99% ownership of Bend Spirits’ equity. Bendistillery and Bend Spirits are in the business of manufacturing and sale of alcoholic beverages, and the manufacturing of CBD-infused beverages and CBD-infused products. The Stock Purchase Agreement requires that Bendistillery and Bend Spirits use a portion of the purchase proceeds to pay off at least $835,000 of their collective liabilities. Another portion of the purchase proceeds will make capital available for expanded off-line and online advertising, and additional staff and equipment.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

The Stock Purchase Agreement also sets out terms for an additional equity purchase of Bendistillery such that the Company may purchase up to an additional 15% of Bendistillery for $4,050,000 so that the Company would then own 19.99% of the ownership equity of Bendistillery. Per the terms of the Stock Purchase Agreement, the Company may also purchase up to an additional 15% of Bend Spirits for $450,000 such that the Company would then own 19.99% of the ownership equity of Bend Spirits. The Company desires to purchase up to an additional 15% of the common stock of each of Bendistillery and Bend Spirits under the Stock Purchase Agreement, but doing so will only be possible if the Company closes on the sale of additional Preferred Stock or otherwise raises capital, and receives approval to do so from the Oregon Liquor Control Commission.

Pursuant to the Stock Purchase Agreement, Landowner (as landlord) and Bendistillery (as tenant) have entered into a long-term lease of the 23 acres in Tumalo outside Bend, Oregon, where Bendistillery and Bend Spirits conduct their businesses (the “Real Estate”), which lease (the “Lease”) is consistent with the following terms: the initial term of the Lease is 20 years at a rent of $17,500 per month; Tenant has the right, in its sole discretion, to exercise a series of options to extend the term of the Lease up to a maximum of 99 years; and Tenant has a 60-day right of first refusal if Landowner ever decides to sell all or any portion of the Real Estate. Bendis is the owner of Landowner.

The management teams of Bendistillery and Bend Spirits will continue to lead their respective companies. The terms of the Stock Purchase Agreement entitle GJacobs to be a member of the board of directors of Bendistillery and Bend Spirits, entitle WJacobs to be provided with access to financial information, grants WJacobs financial oversight functions over Bendistillery and Bend Spirits, and allows WJacobs the right to provide consulting/advisory services to Bendistillery and Bend Spirits. WJacobs’ reasonable expenses will be covered by Bendistillery and Bend Spirits, as well as an advisory fee of not less than $5,000 per quarter. The Stock Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Deschutes Brewery, Silver Moon Brewing, LBD Beverage, and any other companies in the distilled spirits, beer, wine, hemp, CBD and cannabis industries with whom Bendistillery, Bend Spirits, Bendis and/or Dietrich have relationships, and whom may potentially be interested in entering into a stock sale or merger with the Company.

The Stock Purchase Agreement requires that Bendistillery and Bend Spirits evaluate and seriously consider a sale of Bendistillery and Bend Spirits or taking them public within 60 months from April 30, 2019 and that they use commercially reasonable best efforts to close a mutually acceptable alternative exit opportunity for the Company within 72 months from April 30, 2019.

The Company’s investments in Bendistillery and Bend Spirits made the Company a minority owner of these companies. As a minority owner, the Company will not be able to recognize any portion of Bendistillery’s or Bend Spirits’ revenues or earnings in the Company’s financial statements. The Company may, at some point, receive commissions for helping sell Bendistillery’s products either online or offline. The Company’s investments in Bendistillery and Bend Spirits will be tested for potential impairment in value on a quarterly basis.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Company has committed to file a registration statement covering the shares of newly issued common stock of the Company into which the Preferred Stock can be converted (the "Registration Statement"). The Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Preferred Stock.

Acquisition Process

The structure of the Company’s participation in business opportunities and ventures will continue to be situational. The Company is likely to structure future acquisitions as a purchase of 19.99% or less, or 50.01% or more, of a target company’s equity ownership interest, or as a so-called tax-free reorganization. It is likely that the anticipated value of the business and/or securities that the Company acquires relative to the current value of the Company’s securities will result in the issuance of a relatively large number of newly issued shares of the Company, and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. Moreover, the Company’s present management and shareholders may not have control of a majority of our voting shares following a merger or purchase of stock. It is possible that the shareholders of the acquired entity or the persons who provide the capital to the Company to finance a merger or purchase of stock will gain control of the Company’s voting stock and the Company’s directors may resign and new directors may be appointed without any vote by the shareholders. Those directors are entitled to replace the Company’s officers without stockholder vote.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

In regard to nearly all of the Company’s potential acquisitions, the Company is typically focused upon acquiring 19.99% or less, or 50.01% or more, of existing privately held businesses whose owners are willing to consider selling a percentage of the equity ownership interest of their businesses, or merging their entire businesses into the Company or a wholly-owned subsidiary of the Company in a so-called tax-free reorganization, and whose management teams are enthusiastic about continuing to operate their businesses following the transactions with the Company.

Closing such purchases of stock or so-called tax-free reorganizations will likely require the Company to raise millions of dollars of capital, in order to pay the cash portion of the transaction consideration. The Company can provide no assurance or guaranty whatsoever that it will be able to raise such millions of dollars of capital on acceptable terms and conditions, if at all.

An Investment Committee appointed by the Company’s Board of Directors, currently consisting of GJacobs, director Thomas W. Hines, CPA CFA, and WJacobs, CPA, will review material furnished to it and will vote whether or not the Investment Committee believes a potential acquisition is in the Company’s best interests and the interests of the Company’s shareholders. If the Investment Committee votes unanimously to approve a potential acquisition, then such acquisition will be presented to the Board of Directors of the Company for their review and a vote. The Company does not intend to proceed forward with a potential acquisition without the unanimous approval of the Investment Committee and approval by a majority of the Company’s Board of Directors.

The Company intends to source acquisition opportunities through its CEO and directors and their contacts, and in some cases through finders. These contacts include the shareholders of Ablis, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities may become available to us due to a number of factors, including, among others: (1) The Company’s ownership of shares in one or more CBD-Infused Products Companies; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) the Company’s flexibility with respect to the manner in which the Company may be able to structure, finance, merge with or acquire any business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of the Investment Committee appointed by our Board of Directors. Inasmuch as the Company will have limited funds available to search for business opportunities, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will, however, investigate, to the extent believed reasonable by the Investment Committee, such potential business opportunities by conducting a so-called “due diligence investigation”.

In a due diligence investigation, the Company intends to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, the Company intends to cause the Investment Committee to meet personally with management and key personnel of target businesses, ask questions regarding the target businesses’ prospects, tour facilities, and conduct other reasonable investigation of the target businesses to the extent of the Company’s limited financial resources and management and technical expertise.

There is no guarantee that the Company can obtain or maintain the funding needed for its operations, including the funds necessary to search for and investigate acquisition candidates, and to close an acquisition including paying the substantial costs of legal, accounting and other relevant professional services.

As of May 13, 2019, the Company has cash on hand of approximately $4,379,077, which are proceeds from the sale of Preferred Stock between February 27, 2019 and May 13, 2019. In prior years, the Company’s payables have been greater than their cash on hand. The Company has inconsistent income generating ability and is therefore reliant on raising money from loans or stock sales.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements include the accounts and operations of the Company for all periods presented.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2019. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Net Loss	$ (44,440)	$ (20,068)
Weighted Average Shares Outstanding	2,405,777	2,369,648

Basic and Diluted Loss per Share	$ (0.02)	$ (0.01)

At March 31, 2019, there were outstanding options to purchase 1,186,132 shares of common stock exercisable at between $0.001 and $3.18 per share, (b) rights to purchase warrants to purchase 2,740,000 shares of common stock exercisable at between $0.01 and $1.85 per share, and (c) financing warrants to purchase 56,250 shares of common stock exercisable at $0.03 per share. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for certain rights to purchase warrants to purchase 1.25 million shares of our commons stock, which are not exercisable until a performance contingency is met. Also outstanding at March 31, 2019 were 29,900 shares of Preferred Stock, convertible into 2,990,000 shares of the Company’s common stock at an exercise price of $1.00 per common stock share pursuant to the Series A Preferred Stock’s voluntary conversion rights. All of these options, rights to purchase warrants to purchase shares of common stock, financing warrants and Preferred Stock shares were excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive.

In comparison, at March 31, 2018, there were 1,358,774 stock options and rights to purchase warrants to purchase 2,700,000 shares of the Company’s common stock outstanding that were excluded from the computation of diluted earnings (loss) per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – The Company is unaware of any new accounting pronouncements that will impact the Company upon adoption, and the Company has not recently adopted any new accounting standards.

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $14,068,681 as of March 31, 2019. During the three months ended March 31, 2019, the Company recognized a net loss of $44,440.

Also, the Company has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. We have no income to pay these dividends. The Company does not have any business or any sources of revenue to pay these dividends or our other operating expenses. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classificiation of liabilities that might be necessary should the Company be unable ot continue as a going concern.

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

The Company’s investments in Ablis, Bendistillery and Bend Spirits made the Company a minority owner of these companies. As a minority owner, the Company will not be able to recognize any portion of Ablis’, Bendistillery’s or Bend Spirits’ revenues or earnings in the Company’s financial statements. The Company may, at some point, receive commissions for helping sell Ablis' and Bendistillery's online or offline. The Company’s investments in Ablis, Bendistillery and Bend Spirits will be tested for potential impairment of value on a quarterly basis.

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

NOTE 5 – AMOUNTS OWED TO RELATED PARTIES AND THIRD PARTIES

Amounts Owed to Related Parties

At March 31, 2019, there are expense reimbursements owed to the Company's CEO GJacobs, CEO totaling $3,555. In comparison, at December 31, 2018, there were expense reimbursements owed to GJacobs totaling $24,583.

On June 21, 2016, a company affiliated with GJacobs, made a non-interest-bearing loan of $4,000 to the Company, which was payable upon demand. The $4,000 note payable to the company affiliated with GJacobs was repaid during the quarter ended March 31, 2019.

At March 31, 2019, there are independent contractor fees of $130,000, salary of $5,000, and expense reimbursements of $1,825 owed to WJacobs, who is now the Company's President and CFO, totaling $136,825. In comparison, at December 31, 2018, there were independent contractor fees of $160,000 and expense reimbursements of $4,417 owed to WJacobs totaling $164,417. WJacobs is the son of GJacobs, our Chief Executive Officer, and the nephew of director James S. Jacobs.

During the quarter ended March 31, 2019, WJacobs was paid $40,000 for independent contractor fees he was owed for May 2016 through December 2016. He was also reimbursed $4,417 for expenses he incurred from January 2016 through November 2018.

Financing Warrants – On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of the Company approved by unanimous written consent borrowings by the Company on the following terms:(1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of the Company; (2) the borrowings will be evidenced by promissory notes of the Company, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of the Company, pursuant to a security agreement signed by the Company in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to the Company; (4) the notes shall be due and payable upon demand by the lenders delivered to the Company; and (5) for each $1,000 loaned by the Company on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of the Company, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023.

As of December 31, 2018, a total of $30,791 had been borrowed by the Company on such terms, and warrants to purchase 25,000 shares of common stock of the Company had been issued to director Joshua A. Bloom and warrants to purchase 12,500 shares of common stock of the Company had been issued to the Company's CEO GJacobs. As of December 31, 2018, there was also a total of $1,381 in interest payable to Joshua A. Bloom and GJacobs, related to these borrowings.

Between January 7, 2019 and February 6, 2019, an additional $14,772 was lent by GJacobs to the Company on such terms, and warrants to purchase 18,750 shares of common stock of the Company were issued to GJacobs.

On March 13, 2019, all of these borrowings and the related interest payable to Joshua A. Bloom and GJacobs was repaid. In total, $21,540 was paid to Joshua A. Bloom, and $26,628 was paid to GJacobs.

Amounts Owed to Third Parties

On March 15, 2019, the Company settled and paid its debt of $61,500 to its previous independent registered public accounting firm, Eide Bailly LLP.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 6 – SHAREHOLDERS’ EQUITY

Issuance of Preferred Stock – The Company has authorized 400,000 shares of its Preferred Stock. Each share of Preferred Stock may be converted into 100 shares of common stock. The Preferred Stock pays dividends at the rate of 3% annually. The Preferred Stock dividends are cumulative if the Company does not have the necessary cash to pay the dividend when due. The Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the registration statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Preferred Stock have no voting rights. The holders of the Preferred Stock shall have voluntary conversion rights. Shares of Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the registration statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Company has committed to file a registration statement covering the shares of newly issued common stock of the Company into which the Preferred Stock can be converted (the "Registration Statement"). The Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Preferred Stock.

Issuance of Financing Warrants – On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of AQSP approved by unanimous written consent borrowings by AQSP on the following terms:(1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of AQSP; (2) the borrowings will be evidenced by promissory notes of AQSP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of AQSP, pursuant to a security agreement signed by AQSP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to AQSP; (4) the notes shall be due and payable upon demand by the lenders delivered to AQSP; and (5) for each $1,000 loaned by AQSP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of AQSP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023.

During the quarter ended March 31, 2019, a total of $14,772 was borrowed by AQSP on such terms from GJacobs, and warrants to purchase 18,750 shares of common stock of AQSP were issued to G Jacobs.

The warrants to purchase common stock that were issued to G Jacobs during the quarter ended March 31, 2019 were valued using the Black-Scholes valuation model as of the date they were issued. The values of these warrants were fully expensed because the notes are payable upon demand. The expense recognized related to the issuance of the warrants to GJacobs during the quarter ended March 31, 2019 was $26,773, which was a debit to interest expense and credit to additional paid-in capital.

Share-Based Compensation – There was no share-based compensation expense recognized during the periods ended March 31, 2019 or 2018.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

Stock Option and Warrant Activity – The following is a summary of stock option and warrant activity as of March 31, 2019 and changes during the period then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2018	2,923,632	$ 0.87	4.93	$ 2,410,100
Financing Warrants Issued During the Period	18,750
Rights to Purchase Warrants to Purchase Shares of Common Stock Exercised During Period	(210,000)
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, March 31, 2019	2,732,382	$ 0.93	4.20	$ 2,176,550
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, March 31, 2019	3,982,382	$ 1.22	4.65	$ 2,176,550

NOTE 7 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Compensation to GJacobs

The Board of Directors of the Company has committed to pay compensation to GJacobs, our Chief Executive Officer, as an inducement to him to introduce attractive acquisitions to the Company. The amount of the authorized compensation is 10% of the consideration paid by the Company to acquire equity ownership interests in target companies. Notwithstanding the foregoing, the timing, amount and structure of GJacobs' compensation in regard to successful acquisitions of equity ownership interests in target companies is currently expected to be determined pursuant to negotiations to be held between GJacobs and director Joshua A. Bloom, the chairman of the Compensation Committee of the Company's Board of Directors.

Payment of Finders’ Fees Related to Ablis

The Company has agreed to pay finders’ fees to two finders in regard to the purchase of 4.99% of the stock of Ablis. Such finders’ fees are warrants to purchase a total of 14,042 unregistered shares of common stock of the Company at an exercise of $1 per share, exercisable at any time on or before April 30, 2024.

The Company has also agreed to pay those two finders additional warrants to purchase shares of common stock of the Company at an exercise price of $1 per share exercisable at any time on or before April 30, 2024; in the event that the Company closes on the purchase of up to an additional 15% of the common stock of Ablis, then the total amount of such warrants will be 2,814 unregistered shares of common stock of AQSP at an exercise price of $1 per share for each additional one percent of Ablis’ common stock so purchased (a maximum issuance of warrants to purchase 42,210 unregistered shares of common stock of the Company at an exercise price of $1 per share).

Payment of Finder’s Fee Related to CBD Lion

The Company has agreed to pay a finder’s fee to a finder if the Company closes on the acquisition of 100% of the ownership interests of CBD Lion LLC, such finder’s fee to be warrants to purchase 55,000 unregistered shares of common stock of the Company at an exercise price of $0.01 per share, exercisable at any time on or prior to the fifth anniversary of such closing. An additional finder’s fee may be paid to a second finder if the Company closes on the acquisition of 100% of the ownership interests of CBD Lion LLC.

Payment of Brokers’ Fees Related to the Sale of Preferred Stock

The Company has committed to pay brokers’ fees in regard to the capital being raised for the Company by such brokers in the Company’s private placement of Preferred Stock, such fee to consist of warrants to purchase unregistered shares of common stock of the Company at an exercise price of $1 per share, exercisable at any time during a five year period; the number of such shares will be calculated as six percent of the aggregate capital raised by such brokers in the private placement of Preferred Stock divided by $1.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

Issuance of Warrants to Purchase Shares of Common Stock of the Company to Board Members

The Company has recently added Thomas W. Hines as a seventh member to the Company’s Board of Directors, and the Company expects to add two more members to the Board of Directors during the second quarter of 2019, which will bring the Company's Board of Directors to a total of nine persons. The Compensation Committee of the Company's Board of Directors may recommend that certain warrants to purchase shares of common stock of the Company should be issued to Mr. Hines and to such two additional new Board members, as inducement to them to serve on the Company’s Board of Directors.

NOTE 8 – SUBSEQUENT EVENTS

Signing of Letter of Intent to Acquire 100% of the Ownership Interests of CBD Lion LLC

Please refer to the description included in NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.

Acceptance of Subscription From Accredited Investor to Purchase Newly Issued Series A Convertible Preferred Stock

Between April 1, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 36,250 shares of newly issued Series A Convertible Preferred Stock ("Preferred Stock") for a purchase price of $3,625,000 in cash. These 36,250 shares of Preferred Stock are convertible at the option of the holder into 3,625,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Company has committed to file a registration statement covering the shares of newly issued common stock of the Company into which the Preferred Stock can be converted (the "Registration Statement"). The Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Preferred Stock.

Payment of Independent Contractor Fees and Reimbursement of Expenses

On May 3, 2019, WJacobs was paid the $130,000 in independent contractor fees that were owed to him for the period January 2017 through February 2019. He was also reimbursed for all of the expenses owed to him as of May 3, 2019, which totaled $10,270.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquired Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

We have a history of recurring losses, which has resulted in an accumulated deficit of $14,068,681 as of March 31, 2019.  In addition, we suffered losses from continuing operations during the three months ended March 31, 2019 and 2018. Also, the Company has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. We do not have any business or any sources of revenue to pay these dividends or our other operating expenses. These matters raise substantial doubt about our ability to continue as a going concern.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2019. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our annual report on Form 10-K filed with the SEC on March 13, 2019, that can be read at www.sec.gov.

Overview

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. We do not currently have any business or any sources of revenue.

We want to acquire all or a portion of one or more operating businesses.

We are currently is exclusively exploring potential acquisitions of all or a portion of one or more operating businesses involving the manufacture and sale of cannabidiol (CBD)-infused products such as beverages, muscle/joint rubs, oils, crystals, tinctures, bath bombs, isolate, relief balms, elixirs, body washes, med sticks, lotions, vape pens and cartridges, shatter, and gummies (a “CBD-Infused Products Company”).

In order to consummate a particular acquisition of a CBD-Infused Products Company, we are open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such CBD-Infused Products Company, for example operating businesses and/or assets involving distilled spirits, beer, wine, hemp, paraphernalia, cannabis, tetrahydrocannabinol (THC)-infused products, and real estate.

Signing of Letter of Intent to Acquire 100% of the Ownership Interests of CBD Lion LLC

On May 8, 2019, Acquired Sales Corp., Gerard M. Jacobs (“GJacobs”) and William C. “Jake” Jacobs (“WJacobs”) entered into a Letter of Intent with CBD Lion LLC (“Lion”) and its owners (the “Lion Owners”) to, subject to a number of conditions, acquire 100% of the ownership of Lion (the “Transaction”). The consideration to be paid by the Company in the proposed acquisition of Lion is: two million dollars ($2,000,000) in cash, plus unregistered common stock of the Company (the "Stock Consideration") in an amount that is the greater of: (i) five million (5,000,000) shares or (ii) a number of shares with a value at closing of the Transaction, based on the Company’s share price, equal to 50% of the value of the aggregate consideration deemed paid to the Lion Owners for their ownership interests in Lion, which could hypothetically increase the Stock Consideration to a number significantly higher than five million (5,000,000). The Lion Owners shall have "piggyback registration rights" for the common stock shares underlying the Stock Consideration and "demand registration rights" that are triggered if no registration statement covering the Stock Consideration is filed with the U.S. Securities and Exchange Commission within 120 days following the closing of the Transaction. In addition, the Letter of Intent requires that at the closing of the Transaction, the Company shall cause up to four hundred sixty-two thousand four hundred thirty dollars ($462,430) of related party debt owed by Lion to be repaid in full.

The terms of the proposed Transaction must be set forth in a definitive agreement. There are no assurances that we will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed Transaction will be consummated. Even if a definitive agreement is executed, the terms of the proposed Transaction may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing of the Transaction, many of which are outside of the parties’ control and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing of the Transaction will occur, even if the parties successfully negotiate and sign a definitive agreement.

Closing of the acquisition of Lion is subject to a number of conditions, including but not limited to the completion of due diligence investigation of Lion by the Company that is acceptable to the Company, completion of a capital raise by the Company of at least $4 million, completion of an audit of Lion acceptable to the Company, execution of definitive acquisition documents, execution of employment agreements with certain key Lion executives, obtaining necessary third-party approvals, including a tax opinion to be provided by Lion’s tax counsel indicating that the proposed Transaction will qualify as a tax-free reorganization, and completion of all necessary securities filings. In the event that most of the foregoing conditions are met, as detailed in the Letter of Intent, prior to the closing of the proposed Transaction, the Company will make a $300,000 loan to Lion to be used by Lion exclusively for growth capital.

The Company is currently engaged in due diligence of Lion and has not yet started to negotiate a definitive agreement for the proposed Transaction. The Letter of Intent will terminate if (i) no audit of Lion satisfactory to the Company has been delivered by August 31, 2019; the Company fails to raise $4 million by September 30, 2019; or (iii) the proposed Transaction has not closed by October 31, 2019.

The Letter of Intent contains customary provisions prohibiting Lion from soliciting or encouraging any other acquisition proposal or entering into any negotiations or agreements for an alternative acquisition or financing transaction prior to the termination of the Letter of Intent.

In the event that the proposed acquisition of Lion is completed, the Letter of Intent requires that as soon as practicable following the closing of the proposed sale, the Company will change its name to "CBD Lion Corp.” and request a new trading symbol that better relates to the new proposed name.

Stock Sale and Purchase Agreement - Ablis Holding Company

Ablis Holding Company ("Ablis") is a rapidly growing leader in the exciting CBD-infused beverage industry. Ablis' all-natural, shelf-stable, GMO-free, non-alcoholic, lemon ginger, cranberry blood orange, and 0 calorie lemon water beverages target the mainstream health market and contain no THC. Ablis also manufactures and sells CBD-infused rubs, oils and crystals. Ablis' beverages are now being distributed in 11 states, online throughout the country, Puerto Rico and Guam. Also, Silver Moon Brewing, a brewery in Bend, has recently begun producing and selling Hazibliss, Oregon’s first hemp CBD-infused draft beer that incorporates Ablis’ cranberry blood orange CBD beverage.

On April 30, 2019, the Company, GJacobs, and WJacobs entered into a Stock Sale and Purchase Agreement with Ablis, Ablis, Inc., and James A. Bendis (“Bendis”) wherein the Company paid $399,200 for a post transaction 4.99% ownership of Ablis' equity. Ablis is in the business of manufacturing and sale of CBD-infused beverages, and CBD-infused products. The Stock Sale and Purchase Agreement requires that Ablis use a portion of the purchase proceeds to pay off at least $381,000 of its liabilities. Another portion of the purchase proceeds will make capital available for expanded off-line and online advertising, and additional staff and equipment.

The Stock Sale and Purchase Agreement also sets out terms for an additional equity purchase of Ablis such that we may purchase up to an additional 15% of Ablis for $1,200,000 so that we would then own 19.99% of the ownership equity of Ablis. We desire to purchase up to an additional 15% of the common stock of Ablis, but doing so will only be possible if we close on the sale of additional Preferred Stock or otherwise raises capital.

The management team of Ablis will continue to lead Ablis. The terms of the Stock Sale and Purchase Agreement entitle GJacobs to be a member of the board of directors of Ablis, entitles WJacobs, to be provided with access to Ablis' financial information, grants WJacobs, financial oversight functions over Ablis, and allows WJacobs the right to provide consulting/advisory services to Ablis. WJacobs’ reasonable expenses will be covered by Ablis. The Stock Sale and Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Ablis’ CBD isolate suppliers, and any other companies in the hemp, CBD and cannabis industries with whom Ablis and/or Bendis have relationships, and whom may potentially be interested in entering into a stock sale or merger with the Company.

The Stock Sale and Purchase Agreement requires that Ablis evaluate and seriously consider a sale of Ablis or taking Ablis public within 60 months from April 30, 2019 and that it use commercially reasonable best efforts, to close a mutually acceptable alternative exit opportunity for the Company within 72 months from April 30, 2019.

Our investment in Ablis made us a minority owner of Ablis. As a minority owner, we will not be able to recognize any portion of Ablis’ revenues or earnings in our financial statements. We may, at some point, receive commissions for helping to sell Ablis' products either online or offline. Our investment in Ablis will be tested for potential impairment of value on a quarterly basis.

Stock Purchase Agreement - Bendistillery Inc. and Bend Spirits, Inc.

Founded in 1996, Bendistillery, Inc. ("Bendistillery") is an award-winning craft distillery, with an outstanding reputation for producing Crater Lake Spirits brands including vodkas, gins, whiskeys, and white label brands offered through Bend Spirits, Inc. ("Bend Spirits").

On April 30, 2019, the Company, GJacobs, and WJacobs entered into a Stock Purchase Agreement with Bendistillery, Bend Spirits, Bendis Homes Pinehurst, LLC, an Oregon limited liability company (“Landowner”), Bendis, and Alan T. Dietrich (“Dietrich”) wherein the Company paid $1,347,300 for a post transaction 4.99% ownership of Bendistillery’s equity and $149,700 for a post transaction 4.99% ownership of Bend Spirits’ equity. Bendistillery and Bend Spirits are in the business of manufacturing and sale of alcoholic beverages, and the manufacturing of CBD-infused beverages and CBD-infused products. The Stock Purchase Agreement requires that Bendistillery and Bend Spirits use a portion of the purchase proceeds to pay off at least $835,000 of their collective liabilities. Another portion of the purchase proceeds will make capital available for expanded off-line and online advertising, and additional staff and equipment.

The Stock Purchase Agreement also sets out terms for an additional equity purchase of Bendistillery such that we may purchase up to an additional 15% of Bendistillery for $4,050,000 so that we would then own 19.99% of the ownership equity of Bendistillery. Per the terms of the Stock Purchase Agreement, we may also purchase up to an additional 15% of Bend Spirits for $450,000 such that we would then own 19.99% of the ownership equity of Bend Spirits. We desire to purchase up to an additional 15% of the common stock of each of Bendistillery and Bend Spirits under the Stock Purchase Agreement, but doing so will only be possible if the Company closes on the sale of additional Preferred Stock or otherwise raises capital, and receives approval to do so from the Oregon Liquor Control Commission.

Pursuant to the Stock Purchase Agreement, Landowner (as landlord) and Bendistillery (as tenant) have entered into a long-term lease of the 23 acres in Tumalo outside Bend, Oregon, where Bendistillery and Bend Spirits conduct their businesses (the “Real Estate”), which lease (the “Lease”) is consistent with the following terms: the initial term of the Lease is 20 years at a rent of $17,500 per month; Tenant has the right, in its sole discretion, to exercise a series of options to extend the term of the Lease up to a maximum of 99 years; and Tenant has a 60-day right of first refusal if Landowner ever decides to sell all or any portion of the Real Estate. Bendis is the owner of Landowner.

The management teams of Bendistillery and Bend Spirits will continue to lead their respective companies. The terms of the Stock Purchase Agreement entitle GJacobs to be a member of the board of directors of Bendistillery and Bend Spirits, entitle WJacobs to be provided with access to financial information, grants WJacobs financial oversight functions over Bendistillery and Bend Spirits, and allows WJacobs the right to provide consulting/advisory services to Bendistillery and Bend Spirits. WJacobs’ reasonable expenses will be covered by Bendistillery and Bend Spirits, as well as an advisory fee of not less than $5,000 per quarter. The Stock Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Deschutes Brewery, Silver Moon Brewing, LBD Beverage, and any other companies in the distilled spirits, beer, wine, hemp, CBD and cannabis industries with whom Bendistillery, Bend Spirits, Bendis and/or Dietrich have relationships, and whom may potentially be interested in entering into a stock sale or merger with the Company.

The Stock Purchase Agreement requires that Bendistillery and Bend Spirits evaluate and seriously consider a sale of Bendistillery and Bend Spirits or taking them public within 60 months from April 30, 2019 and that they use commercially reasonable best efforts to close a mutually acceptable alternative exit opportunity for the Company within 72 months from April 30, 2019.

Our investments in Bendistillery and Bend Spirits made us a minority owner of these companies. As a minority owner, we will not be able to recognize any portion of Bendistillery’s or Bend Spirits’ revenues or earnings in our financial statements. We may, at some point, receive commissions for helping sell Bendistillery’s products either online or offline. Our investments in Bendistillery and Bend Spirits will be tested for potential impairment in value on a quarterly basis.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock

Between February 27, 2019 and May 13, 2019, we accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. We have committed to file a registration statement covering the shares of newly issued common stock of the Company into which the Preferred Stock can be converted (the "Registration Statement"). The Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Preferred Stock.

Acquisition Process

The structure of our participation in business opportunities and ventures will continue to be situational. We are likely to structure future acquisitions as a purchase of 19.99% or less, or 50.01% or more, of a target company’s equity ownership interest, or as a so-called tax-free reorganization. It is likely that the anticipated value of the business and/or securities that we acquire relative to the current value of the Company’s securities will result in the issuance of a relatively large number of newly issued shares of the Company, and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. Moreover, our present management and shareholders may not have control of a majority of our voting shares following a merger or purchase of stock. It is possible that the shareholders of the acquired entity or the persons who provide the capital to us to finance a merger or purchase of stock will gain control of our voting stock and our directors may resign and new directors may be appointed without any vote by the shareholders. Those directors are entitled to replace our officers without stockholder vote.

In regard to nearly all of our potential acquisitions, we are typically focused upon acquiring 19.99% or less, or 50.01% or more, of existing privately held businesses whose owners are willing to consider selling a percentage of the equity ownership interest of their businesses, or merging their entire businesses into the Company or a wholly-owned subsidiary of the Company in a so-called tax-free reorganization, and whose management teams are enthusiastic about continuing to operate their businesses following the transactions with the Company.

Closing such purchases of stock or so-called tax-free reorganizations will likely require us to raise millions of dollars of capital, in order to pay the cash portion of the transaction consideration. We can provide no assurance or guaranty whatsoever that we will be able to raise such millions of dollars of capital on acceptable terms and conditions, if at all.

An Investment Committee appointed by the Company’s Board of Directors, currently consisting of GJacobs, director Thomas W. Hines, CPA CFA, and WJacobs, CPA, will review material furnished to it and will vote whether or not the Investment Committee believes a potential acquisition is in the Company’s best interests and the interests of the Company’s shareholders. If the Investment Committee votes unanimously to approve a potential acquisition, then such acquisition will be presented to the Board of Directors of the Company for their review and a vote. We do not intend to proceed forward with a potential acquisition without the unanimous approval of the Investment Committee and approval by a majority of the Company’s Board of Directors.

We intend to source acquisition opportunities through our CEO and directors and their contacts, and in some cases through finders. These contacts include the shareholders of Ablis, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities may become available to us due to a number of factors, including, among others: (1) Our ownership of shares in one or more CBD-Infused Products Companies; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) our flexibility with respect to the manner in which we may be able to structure, finance, merge with or acquire any business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of the Investment Committee appointed by our Board of Directors. Inasmuch as we will have limited funds available to search for business opportunities, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by the Investment Committee, such potential business opportunities by conducting a so-called “due diligence investigation”.

In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target business’ products, services, contracts, management, ownership, and financial information. In addition, we intend to cause the Investment Committee to meet personally with management and key personnel of target businesses, ask questions regarding the target businesses’ prospects, tour facilities, and conduct other reasonable investigation of the target businesses to the extent of our limited financial resources and management and technical expertise.

There is no guarantee that we can obtain or maintain the funding needed for its operations, including the funds necessary to search for and investigate acquisition candidates, and to close an acquisition including paying the substantial costs of legal, accounting and other relevant professional services.

As of May 13, 2019, we have cash on hand of approximately $4,379,077, which are proceeds from the sale of Preferred Stock between February 27, 2019 and May 13, 2019. In prior years, our payables have been greater than our cash on hand. We have inconsistent income generating ability and is therefore reliant on raising money from loans or stock sales.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of March 31, 2019 and December 31, 2018, as well as cash flows for the three months ended March 31, 2019 and 2018.

	March 31, 2019	December 31, 2018
Current Assets	$ 2,796,915	$ -
Current Liabilities	179,654	338,622
Working Capital	2,617,261	(338,622)

	For the Three Months Ended
	March 31,
	2019	2018
Net Cash Used in Operating Activities	$ (161,791)	$ -
Net Cash Provided by Financing Activities	$ 2,958,706	$ -

Comparison of March 31, 2019 to March 31, 2018

At March 31, 2019, we had cash and cash equivalents of $2,796,915. In comparison, at March 31, 2018, we had cash and cash equivalents of $0.

Total current assets at March 31, 2019 of $2,796,915 are adequate to fund current operations and to fulfill corporate obligations or to fund growth and potential acquisitions. Current liabilities at March 31, 2019 of $179,654 consisted of accounts payable to related parties of $140,380, trade accounts payable of $20,722, and dividends payable of $18,552 to the Series A Convertible Preferred Stock holders. Accounts payable to related parties consisted of independent contractor fees and expense reimbursements. Trade accounts payable accounts consisted of liabilities for professional fees.

In comparison, total current assets at March 31, 2018 were $0, and current liabilities at March 31, 2018 consisted of accounts payable to related parties of $138,743 and trade accounts payable of $109,499. Accounts payable to related parties consisted of independent contractor fees and expense reimbursements. Trade accounts payable accounts consisted of liabilities for professional fees.

Comparison of the three months ended March 31, 2019 to March 31, 2018

During the three months ended March 31, 2019, we incurred selling, general and administrative expenses of $26,473. Selling, general and administrative expenses primarily consisted of independent contractor fees, and reimbursement for expenses incurred by the Company’s chief executive officer and independent contractor. In comparison, during the three months ended March 31, 2018, we incurred selling, general and administrative expenses of $16,995. Selling, general and administrative expenses primarily consisted of independent contractor fees, and reimbursement for expenses incurred by the Company’s chief executive officer and independent contractor.

During the three months ended March 31, 2019, net cash used in operating activities was $161,791; this is compared to $0 cash used in operating activities during the three months ended March 31, 2018. During the three months ended March 31, 2019, net cash provided by financing activities was $2,958,706, compared to $0 in cash provided by financing activities during the three months ended March 31, 2018.

Cash and cash equivalents at the beginning of the period, January 1, 2019, was $0, compared to $2,796,915 at period end. In comparison, cash and cash equivalents at January 1, 2018 was $0, and was still $0 at March 31, 2018, was $0.

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

Our investments in Ablis, Bendistillery and Bend Spirits made us a minority owner of these companies. As a minority owner, we will not be able to recognize any portion of Ablis’, Bendistillery’s or Bend Spirits’ revenues or earnings in our financial statements. We may, at some point, receive commissions for helping sell Ablis' and Bendistillery's products online or offline. Our investments in Ablis, Bendistillery and Bend Spirits will be tested for potential impairment of value on a quarterly basis.

Critical Accounting Policies

Use of Estimates – Please refer to Note 2 – Basis of Presentation and Significant Accounting Policies.

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

Basic and Diluted Earnings (Loss) Per Common Share – Please refer to Note 2 – Basis of Presentation and Significant Accounting Policies.

Recent Accounting Pronouncements – Please refer to Note 2 – Basis of Presentation and Significant Accounting Policies.

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

The William Noyes Webster Foundation, Inc.

Please refer to Note 4 – Notes Receivable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2018, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at March 31, 2019. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities during the period were disclosed in Item 3.02 of the current report filed on May 10, 2019.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

Change in Shell Company Status

Our management believes that due to the events reported in current reports on Form 8-K on May 1, 2019 and May 10, 2019, respectively, the Company has ceased being a shell company as defined in defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2) because it is engaged in more than nominal operations and has more than nominal assets.  As previously reported, the Company has entered into two material definitive agreements; the Stock Sale and Purchase Agreement with Ablis Holding Company and the Stock Purchase Agreement with Bendistillery Inc. and Bend Spirits. In addition, the Company disclosed Unregistered Sales of Equity Securities wherein the Company raised $6,315,000. Finally, the Company disclosed the entry into a Letter of Intent with CBD Lion LLC. The underlying documents of the foregoing business transactions both entitle and require the Company and its agents to engage in a number of material business activities.

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

Corp., Vincent J. Mesolella, and Minh Le

Form 10-Q	November 13, 2012
10.23	Firm Fixed Price subcontract; Defense & Security Technology Group, Inc. subsidiary and CAS, Inc., dated September 19, 2012
10.24	Firm-Fixed-Price, Level-of-Effort, IDIQ Subcontract; Cogility subsidiary and Booz Allen Hamilton, dated November 1, 2012
Form 8-K	January 16, 2013
10.25 99.1	Stock Purchase Agreement dated January 11, 2013 regarding sale of our subsidiary Cogility Software Corporation to Drumright Group, LLC. Press Release

Form 8-K	February 12, 2013
10.26	Amendment No. 1 Stock Purchase Agreement
Form 8-K	August 1, 2013
10.27	Amendment No. 2 Stock Purchase Agreement
10.28	Release Agreement
Form 8-K 99.1	September 4, 2013 Letter – Change of certifying accountant due to acquisition of accountant
Form 8-K	October 4, 2013
10.29	Stock Purchase Agreement dated March 31, 2013
Form 8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.
Form 8-K	December 2, 2014
10.32	Letter of Intent; Acquired Sales Corp. Merger with PPV, Inc. and Bravo Environmental NW, Inc.
99.1	Press Release
Form 8-K	February 5, 2015
99.1	Press Release

Form 8-K	June 24, 2016
10.33	Letter of Intent; Acquired Sales Corp. acquisitions of Aggregated Marketing Platform Inc. and Processing for a Cause Inc.
99.1	Press Release

Form 8-K	April 18, 2017
99.1	Press Release

Form 8-K	November 21, 2018
10.34	Letter of Intent; Acquired Sales Corp. to purchase a 19.99% ownership interest in each of Ablis LLC, Bend Spirits, Inc. and Bendistillery Inc.
99.1	Press Release
Form 8-K	March 4, 2019
10.35

Stock Purchase Agreement (the “SPA”) with Ablis LLC (“Ablis”), Bendistillery Inc. d/b/a Crater Lake Spirits (“Bendistillery”), Bend Spirits, Inc. (“Bend Spirits”), Bendis Homes Pinehurst, LLC, James A. Bendis, Alan T. Dietrich, Gerard M. Jacobs and William C. “Jake” Jacobs

4.3	Registration Rights Agreement
4.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Acquired Sales Corp.
99.1	Press Release Dated March 4, 2019

Form 10-KMarch 13, 2019

10.35James S. Jacobs Right to Purchase Warrant Agreement

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

10.43Common Stock Purchase Warrants – Joshua A. Bloom – dated November 12, 2018

10.44Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 7, 2019

10.45Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 21, 2019

10.46Common Stock Purchase Warrants – Gerard M. Jacobs – dated February 6, 2019

Form 8-KApril 30, 2019

10.49Stock Sale and Purchase Agreement among Ablis Holding Company, Ablis, Inc., James A. Bendis, Acquired Sales Corp., Gerard M. Jacobs and William C. “Jake” Jacobs

10.50Stock Purchase Agreement among Bendistillery Inc., Bend Spirits, Inc., Bendis Homes Pinehurst, LLC, James A. Bendis, Alan T. Dietrich, Acquired Sales Corp., Gerard M. Jacobs and William C. “Jake” Jacobs

99.1Press Release Dated May 1, 2019

Form 8-KMay 10, 2019

10.51Letter of Intent between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and CBD Lion LLC and its owners

99.1Press Release Dated May 9, 2019

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

Dated: May 15, 2019
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer