Form 10-Q
period 2019-06-30
ACQUIRED SALES CORP
filed 2019-08-14
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2019, there were 2,586,669 shares of the registrant’s common stock outstanding.

ACQUIRED SALES CORP.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION4

ITEM 1. STATEMENTS4

CONDENSED BALANCE SHEETS5

CONDENSED STATEMENTS OF OPERATIONS6

CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)7

CONDENSED STATEMENTS OF CASH FLOWS8

Notes to the Condensed Financial Statements9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK25

ITEM 4. CONTROLS AND PROCEDURES25

PART II — OTHER INFORMATION26

Item 1. Legal Proceedings.26

Item 1A. Risk Factors.26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.27

Item 3. Defaults Upon Senior Securities.27

Item 4. Mine Safety Disclosures.28

Item 5. Other Information.28

Item 6. Exhibits.28

SIGNATURES29

PART I — FINANCIAL INFORMATION

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

The results for the period ended June 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2019 for the period ended December 31, 2018.

ACQUIRED SALES CORP.

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS
	June 30,	December 31,
	2019 (Unaudited)	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$4,341,023	$-
Prepaid Expenses	2,083
Total Current Assets	4,343,106	-
Investment in Ablis	399,200	-
Investment in Bendistillery and Bend Spirits	1,497,000	-
Total Assets	$6,239,306	$-
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Parties
Accounts Payable - Related Party - Payable to William C. Jacobs	$8,015	$164,417
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	11,055	24,583
Accounts Payable - Related Party - Payable to Other Related Party	-	4,000
Accounts Payable - Related Parties	19,070	193,000
Trade Accounts Payable	22,052	113,450
Notes Payable - Related Party
Notes Payable - Payable to Joshua A. Bloom	-	20,025
Notes Payable - Payable to Gerard M. Jacobs	-	10,766
Notes Payable - Related Party	-	30,791
Interest Payable - Related Party
Interest - Payable to Joshua A. Bloom	-	914
Interest - Payable to Gerard M. Jacobs	-	467
Interest Payable - Related Party	-	1,381
Series A Convertible Preferred Stock Dividends Payable	44,977	-
Total Current Liabilities	$86,099	$338,622
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at June 30, 2019, and 0 shares of Series A Convertible Preferred Stock were issued or outstanding at December 31, 2018	66	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,579,648 and 2,369,648 shares outstanding at June 30, 2019 and December 31, 2018, respectively	2,580	2,370
Additional Paid-in Capital	21,142,482	13,664,697
Accumulated Deficit	(14,991,921)	(14,005,689)
Total Shareholders' Equity (Deficit)	$6,153,207	$(338,622)
Total Liabilities and Shareholders' Equity	$6,239,306	$-

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2019	2018	2019	2018
Selling, General and Administrative Expense	$(44,749)	$(16,579)	$(71,221)	$(33,574)
Stock Compensation Expense	$(834,186)	$(72,500)	$(834,186)	$(72,500)
Professional Fees	$(23,503)	$(2,322)	$(44,971)	$(5,395)
Interest Expense	$-	$-	$(27,998)	$-
Loss From Operations	$(902,438)	$(91,401)	$(978,376)	$(111,469)
Other Income
Gain on Settlement	$-	$-	$29,196	$-
Interest Income	$5,623	$-	$7,925	$-
Total Other Income	$5,623	$-	$37,121	$-
Loss Before Provision for Income Taxes	$(896,815)	$(91,401)	$(941,255)	$(111,469)
Provision for Income Taxes	$-	$-	$-	$-
Net Loss	$(896,815)	$(91,401)	$(941,255)	$(111,469)

Basic and Diluted Earnings Loss per Share	$(0.35)	$(0.04)	$(0.38)	$(0.05)

Basic and diluted weighted average number of common shares outstanding:	2,579,648	2,369,648	2,492,713	2,369,648

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	-	$-	2,369,648	$2,370	$13,554,524	$(13,785,068)	$(228,174)
Net Loss						$(20,068)	$(20,068)
Balance, March 31, 2018	-	$-	2,369,648	$2,370	$13,554,524	$(13,805,136)	$(248,242)
Stock Compensation Expense					$72,500		$72,500
Net Loss			-	-	-	$(91,401)	$(91,401)
Balance, June 30, 2018	-	$-	2,369,648	$2,370	$13,627,024	$(13,896,537)	$(267,143)

Balance, December 31, 2018	-	$-	2,369,648	$2,370	$13,664,697	$(14,005,689)	$(338,622)
Exercise of rights to purchase warrants to purchase shares of common stock			210,000	$210	$1,892		$2,102
Issuance of warrants to purchase common stock					$26,773		$26,773
Issuance of Series A Convertible Preferred Stock for cash	29,900	$30			$2,989,970		$2,990,000
Series A Preferred Stock dividend payable						$(18,552)	$(18,552)
Net Loss			-	-		$(44,440)	$(44,440)
Balance, March 31, 2019	29,900	$30	2,579,648	$2,580	$16,683,332	$(14,068,681)	$2,617,261
Issuance of Series A Convertible Preferred Stock for cash	36,250	$36			$3,624,964		$3,625,000
Stock Compensation Expense					$834,186		$834,186
Series A Preferred Stock dividend payable						$(26,425)	$(26,425)
Net Loss						(896,815)	(896,815)
Balance, June 30, 2019	66,150	$66	2,579,648	$2,580	$21,142,482	$(14,991,921)	$6,153,207

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities
Net Loss	$ (941,255)	$ (111,469)
Adjustments to Reconcile Loss to Net Cash Used in Operating Activities:
Financing Cost - Issuance of Warrants to Purchase Common Stock	26,773
Stock Compensation Expense	834,186	72,500
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(2,083)	-
Accounts Payable to Related Parties	(172,706)	33,574
Trade Accounts Payable	(91,398)	5,395
Net Cash Used in Operating Activities	(346,483)	-
Cash Flows From Investing Activities
Investment in Ablis	(399,200)	-
Investment in Bendistillery and Bend Spirits	(1,497,000)	-
Net Cash Used in Investing Activities	(1,896,200)	-
Cash Flows From Financing Activities
Financing Cost - Proceeds From Borrowings Under Notes Payable to Related Parties	14,772	-
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Parties	(45,562)	-
Financing Cost - Repayment of Interest Payable to Related Parties	(2,606)	-
Exercise of Rights to Purchase Warrants to Purchase Shares of Common Stock	2,102	-
Issuance of Series A Convertible Preferred Stock	6,615,000	-
Net Cash Provided by Financing Activities	6,583,706	-
Net Increase/(Decrease) in Cash	4,341,023	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$4,341,023	$-

	For the Six Months Ended
	June 30,
	2019	2018
Supplemental Cash Flow Information
Cash paid for interest	$2,606	$-
Cash paid for income taxes	$-	-

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

Signing of Letter of Intent to Acquire 100% of the Ownership Interests of Warrender Enterprise Inc. d/b/a Lifted Liquids

On May 23, 2019, the Company, its CEO Gerard M. Jacobs (“GJacobs”), its President and CFO William C. “Jake” Jacobs (“WJacobs”) and Erik S. Lundgren, CEO of CBD Lion LLC, entered into a Letter of Intent with Warrender Enterprise Inc. d/b/a Lifted Liquids (“Lifted”), and its owner Nicholas S. Warrender to, subject to a number of conditions, acquire 100% of the ownership of Lifted including its affiliated vape shops. The consideration to be paid by the Company in the proposed purchase of Lifted is (i) cash in the amount of $7,500,000; and (ii) equity in the amount of 4,545,455 shares of the Company’s common stock (“Stock Consideration”). In the event that the purchase of Lifted occurs, Warrender shall enjoy so-called “piggyback registration rights” in regard to the Stock Consideration, and provided further that Warrender shall enjoy so-called "demand registration rights" in regard to the Stock Consideration if no piggyback registration statement is filed with the SEC within 120 days following the closing of the proposed sale.

The terms of the proposed transaction must be set forth in a definitive agreement. There are no assurances that the Company will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed purchase will be consummated. Even if a definitive agreement is executed, the terms of the proposed purchase may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing, many of which are outside of the parties’ control and the Company cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement.

Closing of the acquisition of Lifted is subject to a number of conditions, including but not limited to the completion of due diligence investigation of Lifted by the Company that is acceptable to the Company, completion of a capital raise by the Company of at least $9 million, completion of an audit of Lifted acceptable to the Company, execution of definitive acquisition documents, execution of an employment agreement with Nicholas S. Warrender, obtaining necessary third-party approvals, including a tax opinion to be provided by Lifted’s tax counsel indicating that the proposed acquisition will qualify as a tax-free merger, execution of a shareholders agreement among GJacobs, WJacobs, Nicholas S. Warrender and Erik S. Lundgren, and completion of all necessary securities filings. In the event that most of the foregoing conditions are met, as detailed in the Letter of Intent, prior to the closing of the proposed acquisition, but only if AQSP is requested by Lifted in writing to do so, the Company will make a $300,000 loan to Lifted to be used by Lifted exclusively for growth capital.

The Company is currently engaged in due diligence of Lifted and have not yet started to negotiate a definitive agreement for the proposed acquisition. The Letter of Intent will terminate if (i) no audit of Lifted satisfactory to the Company has been delivered by September 30, 2019; (ii) the Company fails to raise $9 million by October 31, 2019; or (iii) the proposed purchase has not closed by November 30, 2019 (or such other date as mutually agreed by the parties).

The letter of intent contains customary provisions prohibiting Lifted from soliciting or encouraging any other acquisition proposal or entering into any negotiations or agreements for an alternative acquisition transaction prior to the termination of the Letter of Intent.

In the event that the proposed acquisition of Lifted is completed, the Letter of Intent requires that Lifted shall operate as a wholly-owned subsidiary of the Company under the Lifted brand, led by Nicholas S. Warrender as Lifted’s CEO.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

Signing of Letter of Intent to Acquire 100% of the Ownership Interests of CBD Lion LLC

On May 8, 2019, the Company, GJacobs and WJacobs entered into a Letter of Intent with CBD Lion LLC (“Lion”) and its owners (the “Lion Owners”) to, subject to a number of conditions, acquire 100% of the ownership of Lion (the “Transaction”). The consideration to be paid by the Company in the proposed acquisition of Lion is: two million dollars ($2,000,000) in cash, plus unregistered common stock of the Company (the "Stock Consideration") in an amount that is the greater of: (i) five million (5,000,000) shares or (ii) a number of shares with a value at closing of the Transaction, based on the Company’s share price, equal to 50% of the value of the aggregate consideration deemed paid to the Lion Owners for their ownership interests in Lion, which could hypothetically increase the Stock Consideration to a number significantly higher than five million (5,000,000). The Lion Owners shall have "piggyback registration rights" for the common stock shares underlying the Stock Consideration and "demand registration rights" that are triggered if no registration statement covering the Stock Consideration is filed with the SEC within 120 days following the closing of the Transaction. In addition, the Letter of Intent requires that at the closing of the Transaction, the Company shall cause up to four hundred sixty-two thousand four hundred thirty dollars ($462,430) of related party debt, plus accrued interest, owed by Lion to be repaid in full.

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

The Company has substantially completed its due diligence of Lion and is negotiating definitive agreements for the proposed Transaction. The Letter of Intent will terminate if (i) no audit of Lion satisfactory to the Company has been delivered by August 31, 2019; the Company fails to raise $4 million by September 30, 2019; or (iii) the proposed Transaction has not closed by October 31, 2019, and the outside closing date has not been extended by mutual agreement of the parties.

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

Loan for Growth Capital Made to Lion

On August 8, 2019, after the preparation of draft definitive documentation regarding the Transaction, including a draft merger agreement, stockholders agreement, registration rights agreement, and employment agreements, AQSP made an unsecured $300,000 loan to Lion (the “Loan”) evidenced by a promissory note (the “Note”). The proceeds of the Loan are to be used by Lion exclusively for growth capital and not to be used to repay any related party debt of Lion nor to pay any increased salaries or bonuses to any of the executives of Lion. If the Transaction closes, then the Loan shall be extinguished, because post-closing of the Transaction, Lion and the Company will constitute the same entity. Pursuant to the terms of the Note, if the Transaction does not close and the merger agreement is terminated, then the Loan shall be repaid by Lion to the Company in six equal monthly installments of principal, together with accrued interest at the rate of 6% per year, with the first such installment due and payable by Lion to the Company on the first day of the first calendar month following the termination of the merger agreement.

Stock Sale and Purchase Agreement – Ablis Holding Company

Ablis Holding Company ("Ablis") produces CBD-infused beverages and other products. Ablis' all-natural, shelf-stable, GMO-free, non-alcoholic, lemon ginger, cranberry blood orange, and 0 calorie lemon water beverages target the mainstream health market and

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

contain no THC. Ablis also manufactures and sells CBD-infused rubs and oils. Ablis' beverages are now being distributed in 11 states, online throughout the country, Puerto Rico and Guam. Also, Silver Moon Brewing, a brewery in Bend, has recently begun producing and selling Hazibliss, Oregon’s first hemp CBD-infused draft beer that incorporates Ablis’ cranberry blood orange CBD beverage.

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

The Stock Sale and Purchase Agreement set out terms for a potential additional equity purchase of Ablis, such that the Company could purchase up to an additional 15% of Ablis for $1,200,000, so that the Company would then own 19.99% of the ownership equity of Ablis. The Company’s right to purchase an additional 15% of Ablis expired because it was not exercised on or before July 31, 2019.

The management team of Ablis is continuing to lead Ablis. Pursuant the terms of the Stock Sale and Purchase Agreement, GJacobs is now a member of the board of directors of Ablis, WJacobs is entitled to be provided with access to Ablis' financial information, and WJacobs is entitled to be provided access to Ablis’ financial information. The Stock Sale and Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Ablis’ CBD isolate suppliers, and any other companies in the hemp, CBD and cannabis industries with whom Ablis and/or Bendis have relationships, and whom may potentially be interested in entering into a stock sale or merger with the Company.

The Stock Sale and Purchase Agreement requires that Ablis evaluate and seriously consider a sale of Ablis or taking Ablis public within 60 months from April 30, 2019 and that it use commercially reasonable best efforts, to close a mutually acceptable alternative exit opportunity for the company within 72 months from April 30, 2019.

The Company’s investment in Ablis made the Company a minority owner of Ablis. As a minority owner, the Company is not able to recognize any portion of Ablis’ revenues or earnings in the Company’s financial statements. The Company is monitoring its investment in Ablis and from time to time will evaluate whether there has been a potential impairment of value.

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

The Stock Purchase Agreement also set out terms for a potential additional equity purchase of Bendistillery, such that the Company could purchase up to an additional 15% of Bendistillery for $4,050,000, so that the Company would then own 19.99% of the ownership equity of Bendistillery. Per the terms of the Stock Purchase Agreement, the Company potentially could also purchase up to an additional 15% of Bend Spirits for $450,000, such that the Company would then own 19.99% of the ownership equity of Bend Spirits. The Company’s right to purchase an additional 15% of Bendistillery and Bend Spirits expired because it was not exercised on or before July 31, 2019.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

The management teams of Bendistillery and Bend Spirits are continuing to lead their respective companies. Pursuant the terms of the Stock Purchase Agreement, GJacobs is now a member of the boards of directors of Bendistillery and Bend Spirits, WJacobs is entitled to be provided with access to Bendistillery’s and Bend Spirits’ financial information, and WJacobs is entitled to be provided access to Bendistillery’s and Bend Spirits’ financial information. Bendistillery and Bend Spirits are obligated to pay WJacobs an advisory fee of not less than $5,000 per quarter. The Stock Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Deschutes Brewery, Silver Moon Brewing, LBD Beverage, and any other companies in the distilled spirits, beer, wine, hemp, CBD and cannabis industries with whom Bendistillery, Bend Spirits, Bendis and/or Dietrich have relationships, and whom may potentially be interested in entering into a stock sale or merger with the Company.

The Stock Purchase Agreement requires that Bendistillery and Bend Spirits evaluate and seriously consider a sale of Bendistillery and Bend Spirits or taking them public within 60 months from April 30, 2019 and that they use commercially reasonable best efforts to close a mutually acceptable alternative exit opportunity for the companies within 72 months from April 30, 2019.

The Company’s investments in Bendistillery and Bend Spirits made the Company a minority owner of these companies. As a minority owner, the Company is not be able to recognize any portion of Bendistillery’s or Bend Spirits’ revenues or earnings in the Company’s financial statements. The Company is monitoring its investment in Ablis and from time to time will evaluate whether there has been a potential impairment of value.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock (“Series A Preferred Stock”)

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Company has covenanted to file a registration statement covering the shares of newly issued common stock of the Company into which the Series A Preferred Stock can be converted (the "Registration Statement"). The Series A Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series B Convertible Preferred Stock (“Series B Preferred Stock”)

On June 28, 2019, we commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, the Company has accepted a subscription from one accredited investor to purchase 60,000 shares of Series B Preferred Stock for an aggregate purchase price of $300,000 in cash, convertible at the option of the holder into 60,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

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

The Company intends to source acquisition opportunities through its CEO and directors and their contacts, and in some cases through finders. These contacts include the shareholders of Lion, Lifted, Ablis, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities may become available to us due to a number of factors, including, among others: (1) The Company’s ownership of shares in one or more CBD-Infused Products Companies; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) the Company’s flexibility with respect to the manner in which the Company may be able to structure, finance, merge with or acquire any business opportunity.

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

As of August 12, 2019, the Company has cash on hand of approximately $4,364,648, which are proceeds from the sale of Series A Preferred Stock between February 27, 2019 and May 13, 2019, and proceeds from the sale of Series B Preferred Stock. In prior years, the Company’s payables have been greater than their cash on hand. The Company has inconsistent income generating ability and is therefore reliant on raising money from loans or stock sales.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements include the accounts and operations of the Company for all periods presented.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the SEC on March 13, 2019. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2019 and 2018.

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Loss	$ (896,815)	$ (91,401)	$ (941,255)	$ (111,469)
Weighted-Average Shares Outstanding	2,579,648	2,369,648	2,492,713	2,369,648

Basic and Diluted Earnings Loss per Share	$ (0.35)	$ (0.04)	$ (0.38)	$ (0.05)

At June 30, 2019, there were (a) outstanding options to purchase 1,176,698 shares of common stock exercisable at between $0.001 and $2.00 per share, (b) rights to purchase warrants to purchase 2,740,000 shares of common stock exercisable at between $0.01 and $1.85 per share, (c) financing warrants to purchase 56,250 shares of common stock exercisable at $0.03 per share, and (d) warrants to purchase 410,942 shares of common stock. As of the date of this report, a warrant holder delivered to the Company his notice of exercise of his warrant to purchase 7,021 shares of common stock of the Company for a purchase price of $7,021, and all of the others may be exercised at any time in the sole discretion of the holder except for certain rights to purchase warrants to purchase 1.25 million shares of our commons stock, which are not exercisable until a performance contingency is met. Also outstanding at June 30, 2019 were 66,150 shares of Series A Preferred Stock, convertible into 6,615,000 shares of the Company’s common stock at an exercise price of $1.00 per common stock share, pursuant to the Series A Preferred Stock’s voluntary conversion rights. All of these options, rights to purchase warrants to purchase shares of common stock, financing warrants and Series A Preferred Stock shares were excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive.

In comparison, at June 30, 2018, there were 4,308,774 stock options and warrants that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

Recent Accounting Pronouncements – The Company is unaware of any new accounting pronouncements that will materially impact the Company upon adoption, and the Company has not recently adopted any new accounting standards.

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $14,991,921 as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recognized a loss from operations of $902,438 and $978,376, respectively.

Also, the Company has Series A Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. The Company has no income to pay these dividends. The Company does not have any business or any sources of revenue to pay these dividends or its other operating expenses. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – THE COMPANY’S INVESTMENTS IN ABLIS, BENDISTILLERY AND BEND SPIRITS

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

The Company’s investments in Ablis, Bendistillery and Bend Spirits made the Company a minority owner of these companies. As a minority owner, the Company will not be able to recognize any portion of Ablis’, Bendistillery’s or Bend Spirits’ revenues or earnings in the Company’s financial statements. Ablis, Bendistillery and Bend Spirits are not audited and the Company has limited ability to comment on these companies’ operations and financial performance.

NOTE 5 – NOTES RECEIVABLE

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

NOTE 6 – AMOUNTS OWED TO RELATED PARTIES AND THIRD PARTIES

Consulting Salaries to be Paid to GJacobs and WJacobs

Effective as of June 19, 2019, the Company, GJacobs and WJacobs entered into a compensation agreement relating to service to the Company. GMJ and WCJ shall receive consulting fees of $7,500 per month and $5,000 per month, respectively.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

Amounts Owed to Related Parties

At June 30, 2019, there were expense reimbursements owed to the Company's CEO GJacobs totaling $3,555. There were also consulting fees of $7,500 payable to GJacobs. In comparison, at June 30, 2018, there were expense reimbursements owed to Gerard M. Jacobs totaling $17,245.

At June 30, 2019, there were expense reimbursements of $8,015 owed to WJacobs, who is now the Company's President and CFO. In comparison, at June 30, 2018, there were independent contractor fees of $130,000 and expense reimbursements of $4,077 owed to William C. Jacobs totaling $134,077. WJacobs is the son of GJacobs, our CEO, and the nephew of director James S. Jacobs.

On June 21, 2016, a company affiliated with Gerard M. Jacobs, Chief Executive Officer of Acquired Sales, made a non-interest bearing loan of $4,000 to the Company, which was payable upon demand; this loan was outstanding at June 30, 2018, and was repaid on March 13, 2019.

Financing Warrants – On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of the Company approved by unanimous written consent borrowings by the Company on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of the Company; (2) the borrowings will be evidenced by promissory notes of the Company, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of the Company, pursuant to a security agreement signed by the Company in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to the Company; (4) the notes shall be due and payable upon demand by the lenders delivered to the Company; and (5) for each $1,000 loaned by the Company on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of the Company, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023.

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

Amounts Owed to Third Parties

At June 30, 2019, there were accounts payable of $22,052 owed to third parties for professional fees. In comparison, at June 30, 2018, there were accounts payable of $111,820 owed to third parties for professional fees.

On March 15, 2019, the Company settled and paid its debt of $61,500 to its previous independent registered public accounting firm, Eide Bailly LLP, and the Company recognized a gain on the settlement of $29,196.

NOTE 7 – SHAREHOLDERS’ EQUITY

Issuance of Series A Preferred Stock – The Company has authorized 400,000 shares of its Series A Preferred Stock. Each share of Series A Preferred Stock may be converted into 100 shares of common stock. The Series A Preferred Stock pays dividends at the rate of 3% annually. The Series A Preferred Stock dividends are cumulative if the Company does not have the necessary cash to pay the dividend when due. The Series A Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the registration statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock shall have voluntary conversion rights. Shares of Series A Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the registration statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company,

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

or $1.00 per share of common stock of the Company. On August 2, 2019, the Company filed a Form S-1 registration statement covering the shares of newly issued common stock of the Company into which the Series A Preferred Stock can be converted (the "Registration Statement"). The Registration Statement has not yet been approved by the SEC. The Series A Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. As of June 30, 2019, the Company has accrued a liability of $44,977 as dividends payable to holders of the Series A Preferred Stock. Although no dividends have been declared by the Board of Directors, the Company fully intends on paying the annual dividends to the holders of the Series A Preferred Stock, and as such, the Company has accrued the liability.

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

Share-Based Compensation – During the quarter ended June 30, 2019, the Company recognized total stock compensation expense of $834,186. Of this total, $793,478 related to the value of 396,900 warrants to purchase unregistered shares of common stock of the Company, for the capital raised for the Company by brokers. The difference, $40,708, was the value of a total of 14,042 warrants to purchase unregistered shares of common stock of the Company, issued to two finders (7,021 warrants were issued to each finder) in regard to the purchase of 4.99% of the stock of Ablis.

In comparison, there was $72,500 of share-based compensation recognized during the six months ended June 30, 2018.

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

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

Stock Option and Warrant Activity – The following is a summary of stock option and warrant activity as of June 30, 2019 and changes during the period then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2018	2,923,632	$0.87	4.93	$2,410,100
Financing Warrants Issued During Q1 2019	18,750
Warrants Granting the Right to Purchase Shares of Common Stock Issued During Q2 2019	410,942
Options that Expired During Q2 2019	(9,434)
Rights to Purchase Warrants to Purchase Shares of Common Stock Exercised During Q1 2019	(210,000)
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, June 30, 2019	3,133,890	$0.93	4.09	$20,589,226
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, June 30, 2019	4,383,890	$1.19	4.45	$27,651,726

NOTE 8 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Payment of Finders’ Fees Related to Ablis

The Company has agreed to pay finders’ fees to two finders in regard to the potential purchase of an additional 15% of the stock of Ablis. The Company has agreed to pay those two finders additional warrants to purchase shares of common stock of the Company at an exercise price of $1 per share exercisable at any time on or before April 30, 2024; in the event that the Company closes on the purchase of up to an additional 15% of the common stock of Ablis, then the total amount of such warrants will be 2,814 unregistered shares of common stock of AQSP at an exercise price of $1 per share for each additional one percent of Ablis’ common stock so purchased (a maximum issuance of warrants to purchase 42,210 unregistered shares of common stock of the Company at an exercise price of $1 per share).

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

Payment of Brokers’ Fees Related to the Sale of Preferred Stock

The Company has committed to pay brokers’ fees in regard to the capital being raised for the Company by such brokers in the Company’s private placements of preferred stock, such fee to consist of warrants to purchase unregistered shares of common stock of the Company at an exercise price equal to the conversion price per share of such preferred stock, exercisable at any time during a five year period; the number of such shares will be calculated as six percent of the aggregate capital raised by such brokers in the private placement of preferred stock divided by the conversion price per share of such preferred stock.

Issuance of Warrants to Purchase Shares of Common Stock of the Company to Board Members

The Compensation Committee of the Company's Board of Directors may recommend that certain warrants to purchase shares of common stock of the Company should be issued to new or current members of the Company’s Board of Directors.

Acquired Sales Corp.

Notes to the Condensed Financial Statements

(Unaudited)

Amounts Payable to Gerard M. Jacobs and William C. Jacobs

The Company’s CEO GJacobs runs the Company’s operations on a part-time basis and is compensated with equity. GJacobs has not historically received cash compensation, and, historically, the Company’s President and CFO WJacobs has worked for $5,000 per month. Effective as of June 19, 2019 through the earlier of the closing of the Company’s acquisition of CBD Lion LLC or the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids, the Company has agreed to pay GJacobs and WJacobs consulting fees of $7,500 and $5,000 per month, respectively. In addition, upon the closing of one or more of the acquisitions described above, the salaries, equity incentives, expense reimbursements and bonuses will increase. There are also to be significant bonuses awarded to GJacobs and WJacobs in the event that the Company closes on the acquisitions of CBD Lion LLC and Warrender Enterprise Inc. d/b/a Lifted Liquids, and in the event that the Company raises $15 million and $25 million, as described in the current report on Form 8-K, and its exhibit, filed with the SEC on or about June 25, 2019.

Professional Contracts

In June 2019, the Company executed annual engagement contracts with its stock transfer agent and its securities attorney.

NOTE 9 – SUBSEQUENT EVENTS

We have evaluated subsequent events through the date of filing this quarterly report on Form 10-Q and have identified the following for disclosure:

Loan for Growth Capital Made to CBD Lion LLC (“Lion”)

On August 8, 2019, after the preparation of draft definitive documentation regarding the Transaction, including a draft merger agreement, stockholders agreement, registration rights agreement, and employment agreements, AQSP made an unsecured $300,000 loan to Lion (the “Loan”) evidenced by a promissory note (the “Note”). The proceeds of the Loan are to be used by Lion exclusively for growth capital and not to be used to repay any related party debt of Lion nor to pay any increased salaries or bonuses to any of the executives of Lion. If the Transaction closes, then the Loan shall be extinguished, because post-closing of the Transaction, Lion and the Company will constitute the same entity. Pursuant to the terms of the Note, if the Transaction does not close and the merger agreement is terminated, then the Loan shall be repaid by Lion to the Company in six equal monthly installments of principal, together with accrued interest at the rate of 6% per year, with the first such installment due and payable by Lion to the Company on the first day of the first calendar month following the termination of the merger agreement.

Exercise of Warrant

On July 21, 2019, a warrant holder delivered to the Company his notice of exercise of his warrant to purchase 7,021 shares of common stock of the Company for a purchase price of $7,021.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series B Convertible Preferred Stock (“Series B Preferred Stock”)

On June 28, 2019, we commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, the Company has accepted a subscription from one accredited investor to purchase 60,000 shares of Series B Preferred Stock for an aggregate purchase price of $300,000 in cash, convertible at the option of the holder into 60,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquires Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

We have a history of recurring losses, which has resulted in an accumulated deficit of $14,991,921 as of June 30, 2019.  In addition, we suffered losses from continuing operations during the six months ended June 30, 2019 and 2018. Also, the Company has Series A Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. We do not have any business or any sources of revenue to pay these dividends or our other operating expenses. These matters raise substantial doubt about our ability to continue as a going concern.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the SEC on March 13, 2019. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our annual report on Form 10-K filed with the SEC on March 13, 2019, that can be read at www.sec.gov.

Overview

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. We do not currently have any business or any sources of revenue.

We want to acquire all or a portion of one or more operating businesses.

We are currently exclusively exploring potential acquisitions of all or a portion of one or more operating businesses involving the manufacture and sale of cannabidiol (CBD)-infused products such as beverages, muscle/joint rubs, oils, crystals, tinctures, bath bombs, isolate, relief balms, elixirs, body washes, med sticks, lotions, vape pens and cartridges, shatter, and gummies (a “CBD-Infused Products Company”).

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

Signing of Letter of Intent to Acquire 100% of the Ownership Interests of Warrender Enterprise Inc. d/b/a Lifted Liquids

On May 23, 2019, we, our CEO Gerard M. Jacobs (“GJacobs”), our President and CFO William C. “Jake” Jacobs (“WJacobs”) and Erik S. Lundgren, CEO of CBD Lion LLC, entered into a Letter of Intent with Warrender Enterprise Inc. d/b/a Lifted Liquids (“Lifted”), and its owner Nicholas S. Warrender to, subject to a number of conditions, acquire 100% of the ownership of Lifted including its affiliated vape shops. The consideration to be paid by the Company in the proposed purchase of Lifted is (i) cash in the amount of $7,500,000; and (ii) equity in the amount of 4,545,455 shares of our common stock (“Stock Consideration”). In the event that the purchase of Lifted occurs, Warrender shall enjoy so-called “piggyback registration rights” in regard to the Stock Consideration, and provided further that Warrender shall enjoy so-called "demand registration rights" in regard to the Stock Consideration if no piggyback registration statement is filed with the SEC within 120 days following the closing of the proposed sale.

The terms of the proposed transaction must be set forth in a definitive agreement. There are no assurances that we will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed purchase will be consummated. Even if a definitive agreement is executed, the terms of the proposed purchase may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing, many of which are outside of the parties’ control and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement.

Closing of the acquisition of Lifted is subject to a number of conditions, including but not limited to the completion of due diligence investigation of Lifted by the Company that is acceptable to us, completion of a capital raise by us of at least $9 million, completion of an audit of Lifted acceptable to us, execution of definitive acquisition documents, execution of an employment agreement with Nicholas S. Warrender, obtaining necessary third-party approvals, including a tax opinion to be provided by Lifted’s tax counsel indicating that the proposed acquisition will qualify as a tax-free merger, execution of a shareholders agreement among GJacobs, WJacobs, Nicholas S. Warrender and Erik S. Lundgren, and completion of all necessary securities filings. In the event that most of the foregoing conditions are met, as detailed in the Letter of Intent, prior to the closing of the proposed acquisition, but only if we are requested by Lifted in writing to do so, we will make a $300,000 loan to Lifted to be used by Lifted exclusively for growth capital.

We are currently engaged in due diligence of Lifted and have not yet started to negotiate a definitive agreement for the proposed acquisition. The Letter of Intent will terminate if (i) no audit of Lifted satisfactory to us has been delivered by September 30, 2019; (ii) we fail to raise $9 million by October 31, 2019; or (iii) the proposed purchase has not closed by November 30, 2019 (or such other date as mutually agreed by the parties).

The letter of intent contains customary provisions prohibiting Lifted from soliciting or encouraging any other acquisition proposal or entering into any negotiations or agreements for an alternative acquisition transaction prior to the termination of the Letter of Intent.

In the event that the proposed acquisition of Lifted is completed, the Letter of Intent requires that Lifted shall operate as a wholly-owned subsidiary of the Company under the Lifted brand, led by Nicholas S. Warrender as Lifted’s CEO.

Signing of Letter of Intent to Acquire 100% of the Ownership Interests of CBD Lion LLC

On May 8, 2019, we, GJacobs and WJacobs entered into a Letter of Intent with CBD Lion LLC (“Lion”) and its owners (the “Lion Owners”) to, subject to a number of conditions, acquire 100% of the ownership of Lion (the “Transaction”). The consideration to be paid by us in the proposed acquisition of Lion is: two million dollars ($2,000,000) in cash, plus unregistered common stock of the Company (the "Stock Consideration") in an amount that is the greater of: (i) five million (5,000,000) shares or (ii) a number of shares with a value at closing of the Transaction, based on our share price, equal to 50% of the value of the aggregate consideration deemed paid to the Lion Owners for their ownership interests in Lion, which could hypothetically increase the Stock Consideration to a number significantly higher than five million (5,000,000). The Lion Owners shall have "piggyback registration rights" for the common stock shares underlying the Stock Consideration and "demand registration rights" that are triggered if no registration statement covering the Stock Consideration is filed with the SEC within 120 days following the closing of the Transaction. In addition, the Letter of Intent requires that at the closing of the Transaction, we shall cause up to four hundred sixty-two thousand four hundred thirty dollars ($462,430) of related party debt, plus accrued interest, owed by Lion to be repaid in full.

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

Closing of the acquisition of Lion is subject to a number of conditions, including but not limited to the completion of due diligence investigation of Lion by us that is acceptable to us, completion of a capital raise by us of at least $4 million, completion of an audit of Lion acceptable to us, execution of definitive acquisition documents, execution of employment agreements with certain key Lion executives, obtaining necessary third-party approvals, including a tax opinion to be provided by Lion’s tax counsel indicating that the proposed Transaction will qualify as a tax-free reorganization, and completion of all necessary securities filings.

We have substantially completed our due diligence of Lion and we are negotiating definitive agreements for the proposed Transaction. The Letter of Intent will terminate if (i) no audit of Lion satisfactory to us has been delivered by August 31, 2019; we fail to raise $4 million by September 30, 2019; or (iii) the proposed Transaction has not closed by October 31, 2019, and the outside closing date has not been extended by mutual agreement of the parties.

The Letter of Intent contains customary provisions prohibiting Lion from soliciting or encouraging any other acquisition proposal or entering into any negotiations or agreements for an alternative acquisition or financing transaction prior to the termination of the Letter of Intent.

In the event that the proposed acquisition of Lion is completed, the Letter of Intent requires that as soon as practicable following the closing of the proposed sale, we will change our name to "CBD Lion Corp.” and request a new trading symbol that better relates to the new proposed name.

Loan for Growth Capital Made to Lion

On August 8, 2019, after the preparation of draft definitive documentation regarding the Transaction, including a draft merger agreement, stockholders agreement, registration rights agreement, and employment agreements, we made an unsecured $300,000 loan to Lion (the “Loan”) evidenced by a promissory note (the “Note”). The proceeds of the Loan are to be used by Lion exclusively for growth capital and not to be used to repay any related party debt of Lion nor to pay any increased salaries or bonuses to any of the executives of Lion. If the Transaction closes, then the Loan shall be extinguished, because post-closing of the Transaction, Lion and the Company will constitute the same entity. Pursuant to the terms of the Note, if the Transaction does not close and the merger agreement is terminated, then the Loan shall be repaid by Lion to the Company in six equal monthly installments of principal, together with accrued interest at the rate of 6% per year, with the first such installment due and payable by Lion to the Company on the first day of the first calendar month following the termination of the merger agreement.

Stock Sale and Purchase Agreement – Ablis Holding Company

Ablis Holding Company ("Ablis") produces CBD-infused beverages and other products. Ablis' all-natural, shelf-stable, GMO-free, non-alcoholic, lemon ginger, cranberry blood orange, and 0 calorie lemon water beverages target the mainstream health market and contain no THC. Ablis also manufactures and sells CBD-infused rubs and oils. Ablis' beverages are now being distributed in 11 states, online throughout the country, Puerto Rico and Guam. Also, Silver Moon Brewing, a brewery in Bend, has recently begun producing and selling Hazibliss, Oregon’s first hemp CBD-infused draft beer that incorporates Ablis’ cranberry blood orange CBD beverage.

On April 30, 2019, we, GJacobs, and WJacobs entered into a Stock Sale and Purchase Agreement with Ablis, Ablis, Inc., and James A. Bendis (“Bendis”) wherein we paid $399,200 for a post transaction 4.99% ownership of Ablis' equity. The Stock Sale and Purchase Agreement requires that Ablis use a portion of the purchase proceeds to pay off at least $381,000 of its liabilities. Another portion of the purchase proceeds will make capital available for expanded off-line and online advertising, and additional staff and equipment.

The Stock Sale and Purchase Agreement set out terms for a potential additional equity purchase of Ablis, such that we could purchase up to an additional 15% of Ablis for $1,200,000, so that we would then own 19.99% of the ownership equity of Ablis. Our right to purchase an additional 15% of Ablis expired because it was not exercised on or before July 31, 2019.

The management team of Ablis is continuing to lead Ablis. Pursuant the terms of the Stock Sale and Purchase Agreement, GJacobs is now a member of the board of directors of Ablis, WJacobs is entitled to be provided with access to Ablis' financial information, and WJacobs is entitled to be provided access to Ablis’ financial information. The Stock Sale and Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Ablis’ CBD isolate suppliers, and any other companies in the hemp, CBD and cannabis industries with whom Ablis and/or Bendis have relationships, and whom may potentially be interested in entering into a stock sale or merger with the Company.

The Stock Sale and Purchase Agreement requires that Ablis evaluate and seriously consider a sale of Ablis or taking Ablis public within 60 months from April 30, 2019 and that it use commercially reasonable best efforts, to close a mutually acceptable alternative exit opportunity for the company within 72 months from April 30, 2019.

Our investment in Ablis made us a minority owner of Ablis. As a minority owner, we are not able to recognize any portion of Ablis’ revenues or earnings in our financial statements. We are monitoring our investment in Ablis and from time to time we will evaluate whether there has been a potential impairment of value.

Stock Purchase Agreement - Bendistillery Inc. and Bend Spirits, Inc.

Founded in 1996, Bendistillery Inc. ("Bendistillery") is an award-winning craft distillery, with an outstanding reputation for producing Crater Lake Spirits brands including vodkas, gins, whiskeys, and white label brands offered through Bend Spirits, Inc. ("Bend Spirits").

On April 30, 2019, we, GJacobs, and WJacobs entered into a Stock Purchase Agreement with Bendistillery, Bend Spirits, Bendis Homes Pinehurst, LLC, an Oregon limited liability company (“Landowner”), Bendis, and Alan T. Dietrich (“Dietrich”) wherein we paid $1,347,300 for a post transaction 4.99% ownership of Bendistillery’s equity and $149,700 for a post transaction 4.99% ownership of Bend Spirits’ equity. Bendistillery and Bend Spirits are in the business of manufacturing and sale of alcoholic beverages, and the manufacturing of CBD-infused beverages and CBD-infused products. The Stock Purchase Agreement requires that Bendistillery and Bend Spirits use a portion of the purchase proceeds to pay off at least $835,000 of their collective liabilities. Another portion of the purchase proceeds will make capital available for expanded off-line and online advertising, and additional staff and equipment.

The Stock Purchase Agreement also set out terms for a potential additional equity purchase of Bendistillery, such that the Company could purchase up to an additional 15% of Bendistillery for $4,050,000, so that the Company would then own 19.99% of the ownership equity of Bendistillery. Per the terms of the Stock Purchase Agreement, the Company potentially could also purchase up to an additional 15% of Bend Spirits for $450,000, such that the Company would then own 19.99% of the ownership equity of Bend Spirits. The Company’s right to purchase an additional 15% of Bendistillery and Bend Spirits expired because it was not exercised on or before July 31, 2019.

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

The management teams of Bendistillery and Bend Spirits are continuing to lead their respective companies. Pursuant the terms of the Stock Purchase Agreement, GJacobs is now a member of the boards of directors of Bendistillery and Bend Spirits, WJacobs is entitled to be provided with access to Bendistillery’s and Bend Spirits’ financial information, and WJacobs is entitled to be provided access to Bendistillery’s and Bend Spirits’ financial information. Bendistillery and Bend Spirits are obligated to pay WJacobs an advisory fee of not less than $5,000 per quarter. The Stock Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Deschutes Brewery, Silver Moon Brewing, LBD Beverage, and any other companies in the distilled spirits, beer, wine, hemp, CBD and cannabis industries with whom Bendistillery, Bend Spirits, Bendis and/or Dietrich have relationships, and whom may potentially be interested in entering into a stock sale or merger with us.

The Stock Purchase Agreement requires that Bendistillery and Bend Spirits evaluate and seriously consider a sale of Bendistillery and Bend Spirits or taking them public within 60 months from April 30, 2019 and that they use commercially reasonable best efforts to close a mutually acceptable alternative exit opportunity for the companies within 72 months from April 30, 2019.

Our investments in Bendistillery and Bend Spirits made us a minority owner of these companies. As a minority owner, we will not be able to recognize any portion of Bendistillery’s or Bend Spirits’ revenues or earnings in our financial statements. We are monitoring our investment in Ablis and from time to time will evaluate whether there has been a potential impairment of value.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock (“Series A Preferred Stock”)

Between February 27, 2019 and May 13, 2019, we accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. On August 2, 2019, we filed a Form S-1 registration statement covering the shares of newly issued common stock of the Company into which the Series A Preferred Stock can be converted (the "Registration Statement"). The Registration Statement has not yet been approved by the SEC. The Series A Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. As of June 30, 2019, we accrued a liability of $44,977 as dividends payable to holders of the Series A Preferred Stock.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities, and working capital as of June 30, 2019 and December 31, 2018, as well as cash flows for the six months ended June 30, 2019 and 2018.

	June 30, 2019	December 31, 2018
Current Assets	$4,343,106	$-
Current Liabilities	86,099	338,622
Working Capital	4,257,007	(338,622)

	For the Six Months Ended
	June 30,
	2019	2018
Net Cash Used in Operating Activities	$(346,483)	$-
Net Cash Used in Investing Activities	(1,896,200)	-
Net Cash Provided by Financing Activities	6,583,706	-

Results of Operations

Comparison of June 30, 2019 to June 30, 2018

At June 30, 2019, we had cash and cash equivalents of $4,341,023; in comparison, at June 30, 2018, we had cash and cash equivalents of $0. Also, at June 30, 2019, we had prepaid expenses for professional fees of $2,083; in comparison, we had no prepaid expenses at June 30, 2018. Our other assets include our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200.

Total current assets at June 30, 2019 of $4,343,106 are adequate to fund current operations and to allow the Company to close on its planned acquisition of CBD Lion LLC. In comparison, total current assets at June 30, 2018 of $0 were not adequate to fund current operations or to fulfill corporate obligations or to fund growth and potential acquisitions.

Current liabilities at June 30, 2019 of $86,099 consisted of dividends payable of $44,977 to our Series A Preferred Stock shareholders, trade accounts payable of $22,052, and accounts payable to related parties of $19,070. Accounts payable to related parties consisted of expense reimbursements and consulting fees, and trade accounts payable consisted of liabilities for professional fees. In comparison, current liabilities at June 30, 2018 of $267,143 consisted of accounts payable to related parties of $155,322 and trade accounts payable of $111,821.

Comparison of the three and six months ended June 30, 2019 to June 30, 2018

During the three and six months ended June 30, 2019, we incurred selling, general and administrative expenses of $44,749 and $71,221, respectively. Selling, general and administrative expenses primarily consisted of professional fees and independent contractor fees. In comparison, during the three and six months ended June 30, 2018, we incurred selling, general and administrative expenses of $16,579 and $33,574, respectively. Selling, general and administrative expenses primarily consisted of independent contractor fees and the reimbursement for expenses incurred by our CEO and independent contractor.

During the quarter ended June 30, 2019, we recognized stock compensation expense of $834,186, primarily related to the value of warrants to purchase unregistered shares of common stock issued to brokers for the capital raised for the Company by such brokers in the Company’s private placement of Series A Preferred Stock. Using the Black-Scholes model, these warrants had a value of $793,478. Also contributing to the interest expense recognized during the second quarter of 2019 was warrants to purchase $40,708 worth of unregistered shares of common stock, which the Company issued to two finders in regard to the purchase of 4.99% of the stock of Ablis.

In comparison, last year, on April 1, 2018, we issued to a director and to an independent contractor rights to purchase warrants, for an aggregate purchase price of $2.00, an aggregate of 250,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024; we recorded stock compensation expense of $72,500 related to these rights to purchase warrants during the three and six months ended June 30, 2018.

During the six months ended June 30, 2019, we recognized interest expense of $27,998; this related to the issuance of financing warrants and the related interest (please refer to Note 6 – Amounts Owed to Related Parties and Third Parties for more information). In comparison, there was no interest expense recognized during the six months ended June 30, 2018.

During the six months ended June 30, 2019, we used cash of $346,483, primarily to pay accrued independent contractor fees and to pay professional fees. In comparison, during the six months ended June 30, 2018, $0 cash was used in operating activities. Also, during the six months ended June 30, 2019, $1,896,200 was used in investing activities; this cash was invested in Ablis, Bendistillery and Bend Spirits. In comparison, during the six months ended June 30, 2018, $0 was used in investing activities.

Lastly, during the six months ended June 30, 2019, $6,583,706 was provided by financing activities; this cash was primarily provided by the issuance of Series A Preferred Stock, and was primarily offset by the repayment of borrowings under notes payable to related parties.

During the six months ended June 30, 2019, cash increased by $4,341,023, and we had $4,341,023 in unrestricted cash at June 30, 2019. During the six months ended June 30, 2018, cash decreased by $0, leaving us with $0 in unrestricted cash at June 30, 2018.

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

Our investments in Ablis, Bendistillery and Bend Spirits made us a minority owner of these companies. As a minority owner, we are not be able to recognize any portion of Ablis’, Bendistillery’s or Bend Spirits’ revenues or earnings in our financial statements. The Company is monitoring its investments in Ablis, Bendistillery and Bend Spirits, and from time to time will evaluate whether there has been a potential impairment of value.

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

Basic and Diluted Earnings (Loss) Per Common Share – Please refer to Note 2 – Basis of Presentation and Significant Accounting Policies.

Recent Accounting Pronouncements – Please refer to Note 2 – Basis of Presentation and Significant Accounting Policies.

Off Balance Sheet Arrangements – We have no off-balance sheet arrangements.

Investments in Ablis Holding Company, Bendistillery Inc. and Bend Spirits, Inc.

Please refer to Note 4 – The Company’s Investments in Ablis, Bendistillery and Bend Spirits.

The William Noyes Webster Foundation, Inc.

Please refer to Note 5 – Notes Receivable.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2018, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at June 30, 2019. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

Item 1A. Risk Factors.

The target companies may rely on contract manufacturers to manufacturer their products. If the target companies are unable to maintain good relationships with their existing contract manufacturers and/or secure such contract manufacturers, their businesses could suffer

Many of the target companies’ contract manufacturers are affiliated with and manufacture other CBD-infused product brand products. In many cases, such products compete directly with the target companies’ products. If the target companies are unable to maintain good relationships with their existing contract manufacturers and/or secure such contract manufacturers, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

The US FDA considers the sale of most CBD-infused products to be illegal

The US Food and Drug Administration (the “FDA”) appears to believe that CBDs are drugs, and that the sale of most CBD-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain CBD-infused products are illegal. There can be no guarantee or assurance whatsoever that this regulatory hostility to CBDs will be resolved favorably to the CBD products industry. Aggressive law enforcement against the CBD industry by federal, state or local authorities and agencies could have a material adverse effect upon our Company and the trading price of our common stock.

CBD-infused products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of CBDs have not yet been established via traditional scientific and/or clinical studies. If scientific and/or clinical studies ultimately demonstrate negative health and/or safety impacts upon consumers, our Company's business and the trading price of our common stock could be materially adversely affected.

Hemp and CBD-infused products are illegal if they exceed 0.3% THC

Hemp and CBD-infused products which exceed a THC concentration of 0.3% are illegal. Any failure to keep the THC concentration in hemp or CBD-infused products below 0.3% could subject us to action by regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon our Company's business and the trading price of our common stock.

In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of CBD-infused products or THC-infused products. This may result in regulatory actions or lawsuits that could have a material adverse effect upon our Company's business and the trading price of our common stock.

Also, certain hemp products may, over time, gradually increase their THC concentration, and this may ultimately cause such products to exceed the 0.3% THC concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon our Company and the trading price of our common stock.

The price of CBD raw materials could spike as demand for CBD-infused products increases dramatically

Although considerable additional hemp acreage is being developed around the country which is expected to increase the supply of CBD isolate, distillate and water-soluble CBD, the demand for these raw materials is also growing dramatically, and any spike in the price of these raw materials could materially adversely affect our Company and the trading price of our common stock.

Target companies' management may not fit well into our corporate culture

If target companies' management does not fit well into our corporate culture, this could make us less attractive to potential investors, future acquisition targets may be uninterested in merging with us, and the overall chemistry among the executives in our Company could be damaged, which would materially adversely affect our Company and the trading price of our common stock.

Large competitors are expected to enter the CBD-infused product industry

We expect that over the next few years several major beverage and other consumer products companies with tremendous financial resources will emerge to compete against our Company in the CBD-infused products industry. We may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger companies, which could materially adversely affect our Company and the trading price of our common stock.

Alcoholic beverage sales are subject to slowdowns and are seasonal

Bendistillery Inc. and Bend Spirits, Inc. are involved in the sale of a variety of distilled alcoholic beverages including vodka, whiskey and gin, and their sales of such beverages are subject to occasional slowdowns and are seasonal. Also, some health conscious consumers are reducing or eliminating their alcohol consumption entirely. These factors could adversely affect the value of our ownership interest in those companies, which could materially adversely affect our Company and the trading price of our common stock.

Alcoholic beverage distributors are powerful and control much of the marketplace

Bendistillery Inc. and Bend Spirits, Inc. distribute their distilled alcoholic beverages through a limited number of powerful distributors that control much of the marketplace for alcoholic beverages. The loss of such distributors, or disruptions to the operations of such distributors, could adversely affect the value of our ownership interest in those companies, which could materially adversely affect our Company and the trading price of our common stock.

Increases in labor costs could harm the target companies' businesses

The U.S. in general, and Bend, Oregon in particular, are experiencing very low unemployment, which generally results in rising labor costs. Such rising labor costs are adversely affecting the expenses of Bendistillery Inc. and Bend Spirits, Inc., and may adversely affect the expenses of other target companies' businesses, which could materially adversely affect our Company and the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities during the period were disclosed in Item 3.02 of the current report on Form 8-K filed on May 10, 2019.

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

Form 10-K	March 12, 2019
10.35.2	James S. Jacobs Right to Purchase Warrant Agreement
10.37	Security Agreement
10.38	Demand Promissory Note Payable to Joshua A. Bloom dated July 16, 2018
10.39	Common Stock Purchase Warrants – Joshua A. Bloom – dated July 16, 2018
10.40	Demand Promissory Note Payable to Gerard M. Jacobs dated July 18, 2018
10.41	Common Stock Purchase Warrants – Gerard M. Jacobs – dated July 18, 2018
10.42	Common Stock Purchase Warrants – Gerard M. Jacobs – dated November 8, 2018
10.43	Common Stock Purchase Warrants – Joshua A. Bloom – dated November 12, 2018
10.44	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 7, 2019
10.45	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 21, 2019
10.46	Common Stock Purchase Warrants – Gerard M. Jacobs – dated February 6, 2019

Form 8-K	May 8, 2019
10.51	Letter of Intent between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and CBD Lion LLC and its owners

Form 8-K	May 23, 2019
10.52	Letter of Intent between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender Enterprise Inc. d/b/a Lifted Liquids and its owner

Form 8-K	June 26, 2019
10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019

This 10-Q	August 14, 2019
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herewith.
**

Filed with this report in accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subjected to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2019
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer