Form 10-Q
period 2019-09-30
ACQUIRED SALES CORP
filed 2019-11-15
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2019, there were 2,726,669 shares of the registrant’s common stock outstanding.

ACQUIRED SALES CORP.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION1

ITEM 1. STATEMENTS1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK20

ITEM 4. CONTROLS AND PROCEDURES20

PART II — OTHER INFORMATION22

Item 1. Legal Proceedings.22

Item 1A. Risk Factors.22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.23

Item 3. Defaults Upon Senior Securities.23

Item 4. Mine Safety Disclosures.24

Item 5. Other Information.24

SIGNATURES26

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

The results for the period ended September 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2019 for the period ended December 31, 2018.

ACQUIRED SALES CORP.

ACQUIRED SALES CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019 (Unaudited)	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$ 4,358,556	$ -
Prepaid Expenses	833
Total Current Assets	4,359,389	-
Investment in Ablis	399,200	-
Investment in Bendistillery and Bend Spirits	1,497,000	-
Note Receivable from CBD LION	300,000	-
Total Assets	$ 6,555,589	$ -
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$ -	$ 164,417
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	-	24,583
Accounts Payable - Related Party - Payable to Other Related Party	-	4,000
Accounts Payable - Related Party	-	193,000
Trade Accounts Payable	6,985	113,450
Notes Payable - Related Party
Notes Payable - Payable to Joshua A. Bloom	-	20,025
Notes Payable - Payable to Gerard M. Jacobs	-	10,766
Notes Payable - Related Party	-	30,791
Interest Payable - Related Party
Interest - Payable to Joshua A. Bloom	-	914
Interest - Payable to Gerard M. Jacobs	-	467
Interest Payable - Related Party	-	1,381
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	94,997	-
Series B Convertible Preferred Stock Dividends Payable	2,232	-
Preferred Stock Dividends Payable	97,229	-
Total Current Liabilities	$ 104,214	$ 338,622
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized;
out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at September 30, 2019, and 0 shares of Series A Convertible Preferred Stock were issued or outstanding at December 31, 2018; and
out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 90,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at September 30, 2019, and 0 shares of Series B Convertible Preferred Stock were issued or outstanding at December 31, 2018

	156	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,726,669 and 2,369,648 shares outstanding at September 30, 2019 and December 31, 2018, respectively	2,727	2,370
Additional Paid-in Capital	21,639,131	13,664,697
Accumulated Deficit	(15,190,639)	(14,005,689)
Total Shareholders' Equity (Deficit)	6,451,375	(338,622)
Total Liabilities and Shareholders' Equity	$ 6,555,589	$ -

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Selling, General and Administrative Expense	$ (61,697)	$ (16,549)	$ (132,919)	$ (50,123)
Stock Compensation Expense	(37,961)	-	(872,147)	(72,500)
Professional Fees	(52,142)	(13,237)	(97,112)	(18,632)
Loss From Operations	(151,800)	(29,786)	(1,102,178)	(141,255)
Other Income
Gain on Settlement	-	-	29,196	-
Interest Income	5,334	-	13,259	-
Interest Expense	-	(5,021)	(27,998)	(5,021)
Total Other Income	5,334	(5,021)	14,457	(5,021)
Loss Before Provision for Income Taxes	(146,466)	(34,807)	(1,087,721)	(146,276)
Provision for Income Taxes	-	-	-	-
Net Loss	$ (146,466)	$ (34,807)	$ (1,087,721)	$ (146,276)

Basic and Diluted Earnings Net Loss per Share	$ (0.06)	$ (0.01)	$ (0.43)	$ (0.06)

Basic and Diluted Weighted Average Number of Common Shares Outstanding:	2,597,302	2,369,648	2,527,576	2,369,648

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	-	$ -	2,369,648	$ 2,370	$ 13,554,524	$ (13,785,068)	$ (228,174)
Net Loss						$ (20,068)	$ (20,068)
Balance, March 31, 2018	-	$ -	2,369,648	$ 2,370	$ 13,554,524	$ (13,805,136)	$ (248,242)
Stock Compensation Expense					$ 72,500		$ 72,500
Net Loss			-	-	-	$ (91,401)	$ (91,401)
Balance, June 30, 2018	-	$ -	2,369,648	$ 2,370	$ 13,627,024	$ (13,896,537)	$ (267,143)
Issuance of warrants to purchase common stock					$ 4,550		$ 4,550
Net Loss						$ (34,807)	$ (34,807)
Balance, September 30, 2018	-	$ -	2,369,648	$ 2,370	$ 13,631,574	$ (13,931,344)	$ (297,400)

Balance, December 31, 2018	-	$ -	2,369,648	$ 2,370	$ 13,664,697	$ (14,005,689)	$ (338,622)
Exercise of rights to purchase warrants to purchase shares of common stock			210,000	$ 210	$ 1,892		$ 2,102
Issuance of warrants to purchase common stock					$ 26,773		$ 26,773
Issuance of Series A Convertible Preferred Stock for cash	29,900	$ 30			$ 2,989,970		$ 2,990,000
Series A Preferred Stock dividend payable						$ (18,552)	$ (18,552)
Net Loss			-	-		$ (44,440)	$ (44,440)
Balance, March 31, 2019	29,900	$ 30	2,579,648	$ 2,580	$ 16,683,332	$ (14,068,681)	$ 2,617,261
Issuance of Series A Convertible Preferred Stock for cash	36,250	$ 36			$ 3,624,964		$ 3,625,000
Stock Compensation Expense					$ 834,186		$ 834,186
Series A Preferred Stock dividend payable						$ (26,425)	$ (26,425)
Net Loss			-	-		$ (896,815)	$ (896,815)
Balance, June 30, 2019	66,150	$ 66	2,579,648	$ 2,580	$ 21,142,482	$ (14,991,921)	$ 6,153,207
Exercise of warrants			147,021	$ 147	$ 8,778		$ 8,925
Issuance of Series B Convertible Preferred Stock for cash	90,000	$ 90			$ 449,910		$ 450,000
Series A Preferred Stock dividend payable						$ (50,020)	$ (50,020)
Series B Preferred Stock dividend payable						$ (2,232)	$ (2,232)
Stock Compensation Expense					37,961		$ 37,961
Net Loss						$ (146,466)	$ (146,466)
Balance, September 30, 2019	156,150	$ 156	2,726,669	$ 2,727	$ 21,639,131	$ (15,190,639)	$ 6,451,375

Please see the accompanying notes to the condensed financial statements for more information.

ACQUIRED SALES CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities
Net Loss	$ (1,087,721)	$ (146,276)
Adjustments to Reconcile Loss to Net Cash Used in Operating Activities:
Financing Cost - Issuance of Warrants to Purchase Common Stock	26,773	4,550
Stock Compensation Expense	872,147	72,500
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(833)	-
Accounts Payable to Related Parties	(191,776)	50,075
Trade Accounts Payable	(106,465)	3,889
Net Cash Used in Operating Activities	(487,875)	(15,262)
Cash Flows From Investing Activities
Investment in Ablis	(399,200)	-
Investment in Bendistillery and Bend Spirits	(1,497,000)	-
Note Receivable From CBD Lion	(300,000)	-
Net Cash Used in Investing Activities	(2,196,200)	-
Cash Flows From Financing Activities
Financing Cost - Proceeds From Borrowings Under Notes Payable to Related Parties	14,772	14,791
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Parties	(45,562)	-
Financing Cost - Repayment of Interest Payable to Related Parties	(2,606)	-
Financing Cost - Interest Payable to Related Parties	-	471
Exercise of Warrants	11,027	-
Issuance of Series A Convertible Preferred Stock	6,615,000	-
Issuance of Series B Convertible Preferred Stock	450,000	-
Net Cash Provided by Financing Activities	7,042,631	15,262
Net Increase/(Decrease) in Cash	4,358,556	-
Cash and Cash Equivalents at Beginning of Period	-	-
Cash and Cash Equivalents at End of Period	$ 4,358,556	$ -

	For the Nine Months Ended
	September 30,
	2019	2018
Supplemental Cash Flow Information
Cash paid for interest	$ 2,606	$ -
Cash paid for income taxes	$ -	$ -

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

For the past many years, the Company’s stated objective has been to acquire all or a portion of one or more operating businesses. In the past year, the Company has been exploring potential acquisitions of all or a portion of one or more operating businesses involving the manufacture and sale of cannabidiol (CBD)-infused products such as beverages, muscle/joint rubs, oils, tinctures, bath bombs, isolate, relief balms, elixirs, body washes, med sticks, lotions, vape pens, vape cartridges, shatter, gummies, pet food, soap and edibles (a “CBD-Infused Products Company”). In order to consummate or to enhance a particular acquisition of a CBD-Infused Products Company, management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such CBD-Infused Products Company or that enhance such CBD-Infused Products Company, for example operating businesses and/or assets involving distilled spirits, beer, wine, hemp growing, hemp processing/extraction, paraphernalia, cannabis, tetrahydrocannabinol (THC)-infused products, marijuana growing, marijuana dispensaries, and real estate. The Company has entered into agreements with a number of operating business to acquire some or all of the businesses.

Merger Agreement – CBD Lion LLC

On August 15, 2019, the Company, along with GJacobs and WJacobs, entered into an Agreement and Plan of Merger ("Merger Agreement") with CBD Lion LLC (“Lion”) and its owners to, subject to a number of conditions, acquire 100% of the ownership of Lion in a merger (the “Merger”). On November 14, 2019, the Company terminated the Merger Agreement with Lion. See Note 9 “Subsequent Events”.

Letter of Intent – Warrender Enterprise Inc. d/b/a Lifted Liquids

On May 23, 2019, the Company entered into a Letter of Intent with Warrender Enterprise Inc. d/b/a Lifted Liquids (“Lifted”), and its owner Nicholas S. Warrender to, subject to a number of conditions, acquire 100% of the ownership of Lifted. The consideration to be paid by the Company in the proposed purchase of Lifted is (i) cash in the amount of $7,500,000; and (ii) equity in the amount of 4,545,455 shares of the Company’s common stock (“Stock Consideration”). In the event that the acquisition of Lifted occurs, Warrender shall, subject to certain conditions, enjoy so-called “piggyback registration rights” in regard to the Stock Consideration, and provided further that Warrender shall enjoy so-called "demand registration rights" in regard to the Stock Consideration if no piggyback registration statement is filed with the SEC within 120 days following the closing of the proposed acquisition.

Closing of the acquisition of Lifted is subject to a number of conditions, including but not limited to the completion of a due diligence investigation of Lifted by the Company that is acceptable to the Company, completion of a capital raise by us of at least $9 million, completion of an audit of Lifted acceptable to the Company, execution of definitive acquisition documents, execution of an employment agreement with Nicholas S. Warrender, obtaining necessary third-party approvals, including a tax opinion to be provided by Lifted’s tax counsel indicating that the proposed acquisition will qualify as a tax-free merger, execution of a shareholders agreement among GJacobs, WJacobs, Nicholas S. Warrender and Erik S. Lundgren, and completion of all necessary securities filings. In the event that most of the foregoing conditions are met, as detailed in the Letter of Intent, prior to the closing of the proposed acquisition, but only if the Company is requested by Lifted in writing to do so, the Company will make a $300,000 loan to Lifted to be used by Lifted exclusively for growth capital.

The Company is currently engaged in due diligence of Lifted, Lifted’s financial statements are currently being audited and the Company is negotiating a definitive merger agreement for the proposed acquisition. The Letter of Intent is subject to termination if (i) no audit of Lifted satisfactory to the Company has been delivered by September 30, 2019; (ii) the Company fails to raise $9 million by October 31, 2019; or (iii) the proposed acquisition has not closed by November 30, 2019 (or such other date as mutually agreed by the parties).

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

The terms of the proposed Lifted Liquids transaction must be set forth in a definitive agreement. There are no assurances that the Company will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed acquisition will be consummated. Even if a definitive agreement is executed, the terms of the proposed acquisition may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing, many of which are outside of the parties’ control and the Company cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement.

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

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series B Convertible Preferred Stock (“Series B Preferred Stock”)

On June 28, 2019, the Company commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, the Company has accepted subscriptions from three accredited investors to purchase 90,000 shares of Series B

Preferred Stock for an aggregate purchase price of $450,000 in cash, convertible at the option of the holder into 90,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

Stock Sale and Purchase Agreement - Ablis Holding Company

On April 30, 2019, the Company entered into a Stock Sale and Purchase Agreement with Ablis Holding Company, an Oregon corporation (“Ablis HC”), Ablis, Inc., an Oregon corporation (“Ablis”), and James A. Bendis (“Bendis”) wherein the Company paid $399,200 for a post transaction 4.99% ownership of Ablis HC’s equity. Ablis HC is in the business of manufacturing and sale of CBD-infused beverages, and CBD-infused products. The Stock Sale and Purchase Agreement requires that Ablis HC use a portion of the purchase proceeds to pay off at least $381,000 of its liabilities.

The Stock Sale and Purchase Agreement also sets out terms for an additional equity purchase of Ablis HC such that the Company may purchase up to an additional 15% of Ablis HC for $1,200,000 so that the Company would then own 19.99% of the ownership equity of Ablis HC. However, the option to purchase the additional equity in the company expired on July 31, 2019. As a result, the Company does not have a contractual right to purchase any more of Ablis HC than 4.99%.

The terms of the Stock Sale and Purchase Agreement entitle Gerard M. Jacobs (“GJacobs”), CEO of the Company, to be a member of the board of directors of Ablis HC and entitles William C. Jacobs (“WJacobs), President and CFO of the Company, to be provided with access to financial information and grants WJacobs financial oversight functions over Ablis HC. It further allows WJacobs the right to provide consulting/advisory services. WJacobs’ reasonable expenses will be covered by Ablis HC. The Stock Sale and Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Ablis’ CBD isolate suppliers, and any other companies in the hemp, CBD and cannabis industries with whom Ablis HC and/or Bendis have relationships, and whom may potentially be interested in entering into a stock sale or merger with the Company.

The Stock Sale and Purchase Agreement requires that Ablis HC evaluate and seriously consider a sale of Ablis HC or taking Ablis HC public within 60 months from April 30, 2019 and that it use commercially reasonable best efforts, to close a mutually acceptable alternative exit opportunity for the Company within 72 months from April 30, 2019.

Stock Purchase Agreement Bendistillery Inc. and Bend Spirits

On April 30, 2019, the Company, GJacobs, and WJacobs entered into a Stock Purchase Agreement with Bendistillery Inc., an Oregon corporation (“Bendistillery”), Bend Spirits, Inc., an Oregon corporation (“Bend Spirits”), Bendis Homes Pinehurst, LLC, an Oregon limited liability company (“Landowner”), Bendis, and Alan T. Dietrich (“Dietrich”) wherein the Company paid $1,347,300 for a post transaction 4.99% ownership of Bendistillery’s equity and $149,700 for a post transaction 4.99% ownership of Bend Spirits’ equity. Bendistillery and Bend Spirits are in the business of manufacturing and sale of alcoholic beverages, CBD-infused beverages, and CBD-infused products. The Stock Purchase Agreement requires that Bendistillery and Bend Spirits use a portion of the purchase proceeds to pay off at least $835,000 of their collective liabilities.

The Stock Purchase Agreement also sets out terms for an additional equity purchase of Bendistillery such that the Company may purchase up to an additional 15% of Bendistillery for $4,050,000 so that the Company would then own 19.99% of the ownership equity of Bendistillery. Per the terms of the Agreement, the Company may also purchase up to an additional 15% of Bend Spirits for $450,000 such that the Company would then own 19.99% of the ownership equity of Bend Spirits. However, the option to purchase the additional equity in the company expired on July 31, 2019. As a result, the Company does not have a contractual right to purchase any more of Bendistillery or Bend Spirits than 4.99%. In addition, any purchase of by the Company of more than 4.99% of Bendistillery or Bend Spirits would require approval by the Oregon Liquor Control Commission.

Landowner (as landlord) and Bendistillery (as tenant) have entered into a long-term recorded lease (the “Lease”) of the 23 acres in Tumalo outside Bend, Oregon, where Bendistillery and Bend Spirits conduct their businesses (the “Real Estate”) The initial term of the Lease is 20 years at a rent of $17,500 per month; Tenant has the right, in its sole discretion, to exercise a series of options to extend the term of the Lease up to a maximum of 99 years; and Tenant has a 60-day right of first refusal if Landowner ever decides to sell all or any portion of the Real Estate. Bendis is the owner of Landowner.

The terms of the Stock Purchase Agreement entitle GJacobs to be a member of the board of directors of Bendistillery and Bend Spirits and entitles WJacobs to be provided with access to financial information. The Stock Purchase Agreement also grants WJacobs financial oversight functions over Bendistillery and Bend Spirits and allows WJacobs the right to provide consulting/advisory services. WJacobs’ reasonable expenses will be covered by Bendistillery and Bend Spirits as well as an advisory fee of not less than $5,000 per quarter. The Stock Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Deschutes Brewery, Silver Moon Brewing, LBD Beverage, and any other companies in the distilled spirits, beer, wine, hemp, CBD and cannabis industries with whom Bendistillery, Bend Spirits, Bendis and/or Dietrich have relationships, and whom may potentially be interested in entering into a stock sale or merger with the Company.

The Stock Purchase Agreement requires that Bendistillery and Bend Spirits evaluate and seriously consider a sale of Bendistillery and Bend Spirits or taking them public within 60 months from April 30, 2019 and that they use commercially reasonable best efforts, to close a mutually acceptable alternative exit opportunity for the companies within 72 months from April 30, 2019.

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

The Company intends to source acquisition opportunities through GJacobs and directors and their contacts, and in some cases through finders. These contacts include the shareholders of Lifted, Ablis, professional advisors such as attorneys and accountants, securities broker dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities may become available to us due to a number of factors, including, among others: (1) the Company’s ownership of shares in one or more CBD-Infused Products Companies; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) the

Company’s flexibility with respect to the manner in which the Company may be able to structure, finance, merge with or acquire any business opportunity.

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

As of November 15, 2019, the Company has cash on hand of approximately $4,312,165, which are proceeds from the sale of Series A Preferred Stock between February 27, 2019 and May 13, 2019, and proceeds from the sale of Series B Preferred Stock starting on June 28, 2019. In prior years, the Company’s payables have been greater than their cash on hand. The Company has inconsistent income generating ability and is therefore reliant on raising money from loans or stock sales.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements include the accounts and operations of the Company for all periods presented.

Condensed Financial Statements – The accompanying financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the SEC on March 13, 2019. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Loss	$ (146,466)	$ (34,807)	$ (1,087,721)	$ (146,276)
Weighted-Average Shares Outstanding	2,597,302	2,369,648	2,527,576	2,369,648

Basic and Diluted Earnings Loss per Share	$ (0.06)	$ (0.01)	$ (0.43)	$ (0.06)

At September 30, 2019, there were 4,211,019 stock options and warrants, and 31,250 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. In comparison, at September 30, 2018, there were 4,181,415 stock options and warrants, and 17,500 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive.

The Company has Series A Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, to date, the Company has accepted subscriptions from three accredited investors to purchase 90,000 shares of Series B Preferred Stock for an aggregate purchase price of $450,000 in cash, convertible at the option of the holder into 90,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which superseded previous revenue recognition guidance. ASU No. 2014-09 and its amendments were included in ASC 606, “Revenue from Contracts with Customers”. ASC 606 requires that a company recognizes revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company recently adopted and implemented ASC 606; however, it had no direct impact on the Company’s operations.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).  The amended guidance, which is effective for the Company on January 1, 2019, requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. The Company recently adopted and implemented ASC 842; however, it had no direct impact on the Company’s operations.

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $15,190,639 as of September 30, 2019. During the three and nine months ended September 30, 2019, the Company recognized a loss from operations of $146,466 and $1,087,721, respectively.

Also, the Company has Series A Preferred Stock and Series B Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. The Company has no income to pay these dividends. The Company does not have any business or any sources of revenue to pay these dividends or its other operating expenses. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 5 – NOTES RECEIVABLE

Loan Made to CBD Lion LLC (“Lion”)

On August 8, 2019, the Company made an unsecured $300,000 loan to Lion (the “Loan”) evidenced by a promissory note (the “Note”) in connection with the proposed Merger Agreement with Lion. Per the terms of the Note, if the Transaction does not close and the merger agreement is terminated, then the Loan shall be repaid by Lion to the Company in six equal monthly installments of principal, together with accrued interest at the rate of 6% per year, with the first such installment due and payable by Lion to the Company on the first day of the first calendar month following the termination of the merger agreement. As of September 30, 2019, the Transaction had not yet been terminated by the Company. However, the Merger Agreement was terminated by the Company on November 14, 2019 and the Note became payable with interest. See Note 9 “Subsequent Events”.

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

NOTE 6 – AMOUNTS OWED TO RELATED PARTIES AND THIRD PARTIES

Consulting Salaries to be Paid to GJacobs and WJacobs

Effective as of June 19, 2019, the Company, GJacobs and WJacobs entered into a compensation agreement relating to service to the Company. GMJ and WCJ receive consulting fees of $7,500 per month and $5,000 per month, respectively.

Amounts Owed to Related Parties

On June 21, 2016, a company affiliated with GJacobs made a non-interest bearing loan of $4,000 to the Company, which was payable upon demand. This loan was outstanding at September 30, 2018, but was not outstanding as of September 30, 2019.

At September 30, 2019, there were no expense reimbursements owed to GJacobs. In comparison, at September 30, 2018, there were expense reimbursements owed GJacobs totaling $18,746.

There were no independent contractor fees or expense reimbursements owed to WJacobs at September 30, 2019. In comparison, at September 30, 2018, there were independent contractor fees of $145,000 and expense reimbursements of $4,077 owed to WJacobs totaling $149,077.

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

Amounts Owed to Third Parties

At September 30, 2019, there were accounts payable of $6,985 owed to third parties for professional fees. In comparison, at September 30, 2018, there were accounts payable of $110,315 owed to third parties for professional fees.

On March 15, 2019, the Company settled and paid its debt of $61,500 to its previous independent registered public accounting firm, Eide Bailly LLP, and the Company recognized a gain on the settlement of $29,196.

NOTE 7 – SHAREHOLDERS’ EQUITY

Issuance of Series A Preferred Stock – The Company has authorized 400,000 shares of its Series A Preferred Stock. Each share of Series A Preferred Stock may be converted into 100 shares of common stock. The Series A Preferred Stock pays dividends at the rate of 3% annually. The Series A Preferred Stock dividends are cumulative if the Company does not have the necessary cash to pay the dividend when due. The Series A Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series A Preferred Stock have no voting rights. The holders of the Series A Preferred Stock shall have voluntary conversion rights. Shares of Series A Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of

Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. On August 2, 2019, the Company filed a Form S-1 Series A Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Preferred Stock can be converted. The Series A Registration Statement has not yet been approved by the SEC. The Series A Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. As of September 30, 2019, the Company has accrued a liability of $94,997 as dividends payable to holders of the Series A Preferred Stock. Although no dividends have been declared by the Board of Directors, the Company fully intends on paying the annual dividends to the holders of the Series A Preferred Stock, and as such, the Company has accrued the liability.

Issuance of Series B Preferred Stock – The Company has authorized 5,000,000 shares of its Series B Preferred Stock. Each share of Series B Preferred Stock may be converted into one share of common stock. The Series B Preferred Stock pays dividends at the rate of 3% annually. The Series B Preferred Stock dividends are cumulative if the Company does not have the necessary cash to pay the dividend when due. The Series B Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $7.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series B Preferred Stock have no voting rights. The holders of the Series B Preferred Stock shall have voluntary conversion rights. Shares of Series B Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $9.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

On June 28, 2019, we commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, the Company has accepted subscriptions from three accredited investors to purchase 90,000 shares of Series B Preferred Stock for an aggregate purchase price of $450,000 in cash, convertible at the option of the holder into 90,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

As of September 30, 2019, the Company has accrued a liability of $2,232 as dividends payable to holders of the Series B Preferred Stock. Although no dividends have been declared by the Board of Directors, the Company fully intends on paying the annual dividends to the holders of the Series B Preferred Stock, and as such, the Company has accrued the liability.

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

During the quarter ended March 31, 2019, a total of $14,772 was borrowed by AQSP on such terms from GJacobs, and warrants to purchase 18,750 shares of common stock of AQSP were issued to GJacobs. The warrants to purchase common stock that were issued to GJacobs during the quarter ended March 31, 2019 were valued using the Black-Scholes valuation model as of the date they were issued. The values of these warrants were fully expensed because the notes are payable upon demand. The expense recognized related to the issuance of the warrants to GJacobs during the quarter ended March 31, 2019 was $26,773, which was a debit to interest expense and credit to additional paid-in capital.

Share-Based Compensation – During the three months ended September 30, 2019, the Company recognized stock compensation expense of $37,961. All of this related to the value of 5,400 warrants to purchase unregistered shares of common stock of the Company issued to brokers for the capital that they raised in the Series B private placement during the quarter ended September 30, 2019. During the nine months ended September 30, 2019, the Company recognized stock compensation expense of $872,147. Of this, $831,439 related to the value of 402,300 warrants to purchase unregistered shares of common stock of the Company issued to brokers for the capital raised for the Company by the brokers. The difference, $40,708, was the value of a total of 14,042 warrants to purchase unregistered shares of common stock of the Company, issued to two finders (7,021 warrants were issued to each finder) in regard to the purchase of 4.99% of the stock of Ablis.

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

Stock Option and Warrant Activity – The following is a summary of stock option and warrant activity as of June 30, 2019 and changes during the period then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price (a)	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2018	2,923,632	$ 0.87	4.93	$ 2,410,100
Financing Warrants Issued During Q1 2019	18,750
Warrants Granting the Right to Purchase Shares of Common Stock Issued During Q2 2019	410,942
Options that Expired During Q2 2019	(9,434)
Rights to Purchase Warrants to Purchase Shares of Common Stock Exercised During Q1 2019	(210,000)
Warrants Granting the Right to Purchase Shares of Common Stock Issued During Q3 2019	5,400
Warrants exercised during Q3 2019	(147,021)
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, September 30, 2019	2,992,269	$ 0.97	3.72	$ 8,444,074
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, September 30, 2019	4,242,269	$ 1.23	4.17	$ 10,881,574

Exercise of Warrants

On July 25, 2019, a warrant holder exercised his warrant to purchase 7,021 shares of common stock of the Company for a purchase price of $7,021.

On September 23, 2019, directors Joshua A. Bloom, James S. Jacobs and Richard E. Morrissy exercised their rights to purchase, for an aggregate purchase price of $4, warrants to purchase a total of 115,000 shares of unregistered shares of common stock of the Company at an exercise price of $0.01 per share (total of $1,150), and they immediately exercised those warrants. Joshua A. Bloom also exercised warrants to purchase an aggregate of 25,000 shares of unregistered shares of common stock of the Company at an exercise price of $0.03 per share.

NOTE 8 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Payment of Finders’ Fees Related to Ablis

The Company has agreed to pay finders’ fees to two finders in regard to the potential purchase of an additional 15% of the stock of Ablis. The Company has agreed to pay those two finders additional warrants to purchase shares of common stock of the Company at an exercise price of $1 per share exercisable at any time on or before April 30, 2024; in the event that the Company closes on the purchase of up to an additional 15% of the common stock of Ablis, then the total amount of such warrants will be 2,814 unregistered shares of common stock of AQSP at an exercise price of $1 per share for each additional one percent of Ablis’

common stock so purchased (a maximum issuance of warrants to purchase an aggregate of 42,210 unregistered shares of common stock of the Company at an exercise price of $1 per share).

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

Potential Issuance of Warrants to Purchase Shares of Common Stock of the Company

The Compensation Committee of the Company's Board of Directors may, from time to time, recommend that certain warrants to purchase shares of common stock of the Company should be issued to new or current members of the Company’s Board of Directors, to officers and employees of the Company and its subsidiaries, or to members of any advisory board or consultants to the Company.

Amounts Payable to Gerard M. Jacobs and William C. Jacobs

The Company’s CEO GJacobs runs the Company’s operations on a part-time basis and is compensated with equity. GJacobs has not historically received cash compensation, and, historically, the Company’s President and CFO WJacobs has worked for $5,000 per month. Effective as of June 19, 2019 through the earlier of the closing of the Company’s acquisition of CBD Lion LLC, which is now terminated (see Note 9 “Subsequent Events”) or the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids, the Company has agreed to pay GJacobs and WJacobs consulting fees of $7,500 and $5,000 per month, respectively. In addition, upon the closing of the acquisition described herein, their salaries, equity incentives, expense reimbursements and bonuses will increase. There are also to be significant bonuses awarded to GJacobs and WJacobs in the event that the Company closes on the acquisition Warrender Enterprise Inc. d/b/a Lifted Liquids, and in the event that the Company raises $15 million and $25 million, as described in the current report on Form 8-K, and its exhibit, filed with the SEC on or about June 25, 2019.

Professional Contracts

In June 2019, the Company executed annual engagement contracts with its stock transfer agent and its securities attorney.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing this quarterly report on Form 10-Q and have identified the following for disclosure:

Termination of the Merger Agreement Between the Company and CBD Lion LLC

On November 14, 2019, the Company terminated the Merger Agreement with Lion. Pursuant to the terms of the Merger Agreement executed on August 15, 2019, the Company agreed to acquire 100% of the ownership of Lion, subject to a number of conditions, for consideration of two million dollars ($2,000,000) in cash, plus five million (5,000,000) shares of unregistered common stock of the Company. To date, the Company has not paid any of the foregoing cash or stock consideration to Lion.

The material circumstances surrounding the termination of the Merger Agreement are set out in the letter dated November 14, 2019 from the Company’s legal counsel to Lion. The letter is attached as Exhibit 99.1 to the current report filed on Form 8-K on November 15, 2019.

Due to termination of the Merger Agreement, and per Section 5.15 of the Merger Agreement, commencing on December 1, 2019, the Company’s $300,000 loan to Lion is now required to be repaid. The repayment is required by agreement to be made in six equal monthly installments of principal and interest due and payable on the first day of each calendar month. Interest on the principal balance is calculated at an annual rate of 6% commencing as of August 8, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquires Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp., unless the context otherwise indicates.

We have a history of recurring losses, which has resulted in an accumulated deficit of $15,190,639 as of September 30, 2019.  In addition, we suffered losses from continuing operations during the nine months ended June 30, 2019 and 2018. Also, the Company has Series A Preferred Stock and Series B Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. We do not have any business or any sources of revenue to pay these dividends or our other operating expenses. These matters raise substantial doubt about our ability to continue as a going concern.

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

For the past many years, our stated objective has been to acquire all or a portion of one or more operating businesses. In the past year, we have been exploring potential acquisitions of all or a portion of one or more operating businesses involving the manufacture and sale of cannabidiol (CBD)-infused products such as beverages, muscle/joint rubs, oils, tinctures, bath bombs, isolate, relief balms, elixirs, body washes, med sticks, lotions, vape pens, vape cartridges, shatter, gummies, pet food, soap and edibles (a “CBD-Infused Products Company”). In order to consummate or to enhance a particular acquisition of a CBD-Infused Products Company, we are open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such CBD-Infused Products Company or that enhance such CBD-Infused Products Company, for example operating businesses and/or assets involving distilled spirits, beer, wine, hemp growing, hemp processing/extraction, paraphernalia, cannabis, tetrahydrocannabinol (THC)-infused products, marijuana growing, marijuana dispensaries, and real estate. We have entered into agreements with a number of operating business to acquire some or all of the businesses.

Merger Agreement – CBD Lion LLC

On August 15, 2019, the Company, along with GJacobs and WJacobs, entered into an Agreement and Plan of Merger ("Merger Agreement") with CBD Lion LLC (“Lion”) and its owners to, subject to a number of conditions, acquire 100% of the ownership of Lion in a merger (the “Merger”). On November 14, 2019, the Company terminated the Merger Agreement with Lion. See Note 9 “Subsequent Events”.

Letter of Intent – Warrender Enterprise Inc. d/b/a Lifted Liquids

On May 23, 2019, we entered into a Letter of Intent with Warrender Enterprise Inc. d/b/a Lifted Liquids (“Lifted”), and its owner Nicholas S. Warrender to, subject to a number of conditions, acquire 100% of the ownership of Lifted. The consideration to be paid by the Company in the proposed purchase of Lifted is (i) cash in the amount of $7,500,000; and (ii) equity in the amount of 4,545,455 shares of the Company’s common stock (“Stock Consideration”). In the event that the acquisition of Lifted occurs, Warrender shall, subject to certain conditions, enjoy so-called “piggyback registration rights” in regard to the Stock Consideration, and provided further that Warrender shall enjoy so-called "demand registration rights" in regard to the Stock Consideration if no piggyback registration statement is filed with the SEC within 120 days following the closing of the proposed acquisition.

Closing of the acquisition of Lifted is subject to a number of conditions, including but not limited to the completion of a due diligence investigation of Lifted by us that is acceptable to us, completion of a capital raise by us of at least $9 million, completion of an audit of Lifted acceptable to us, execution of definitive acquisition documents, execution of an employment agreement with Nicholas S. Warrender, obtaining necessary third-party approvals, including a tax opinion to be provided by Lifted’s tax counsel indicating that the proposed acquisition will qualify as a tax-free merger, execution of a shareholders agreement among GJacobs, WJacobs, Nicholas S. Warrender and Erik S. Lundgren, and completion of all necessary securities filings. In the event that most of the foregoing conditions are met, as detailed in the Letter of Intent, prior to the closing of the proposed acquisition, but only if we are requested by Lifted in writing to do so, we will make a $300,000 loan to Lifted to be used by Lifted exclusively for growth capital.

We are currently engaged in due diligence of Lifted, Lifted’s financial statements are currently being audited and we are negotiating a definitive merger agreement for the proposed acquisition. The Letter of Intent is subject to termination if (i) no audit of Lifted satisfactory to us has been delivered by September 30, 2019; (ii) we fail to raise $9 million by October 31, 2019; or (iii) the proposed acquisition has not closed by November 30, 2019 (or such other date as mutually agreed by the parties).

The Letter of Intent contains customary provisions prohibiting Lifted from soliciting or encouraging any other acquisition proposal or entering into any negotiations or agreements for an alternative acquisition transaction prior to the termination of the Letter of Intent.

In the event that the proposed acquisition of Lifted is completed, the Letter of Intent requires that Lifted shall operate as a wholly-owned subsidiary of the Company. under the Lifted brand, led by Nicholas S. Warrender as Lifted’s CEO.

The terms of the proposed Lifted Liquids transaction must be set forth in a definitive agreement. There are no assurances that we will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed acquisition will be consummated. Even if a definitive agreement is executed, the terms of the proposed acquisition may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing, many of which are outside of the parties’ control and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock (“Series A Preferred Stock”)

Between February 27, 2019 and May 13, 2019, we accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. We have covenanted to file a registration statement covering the shares of newly issued common stock of the Company into which the Series A Preferred Stock can be converted (the "Registration Statement"). The Series A Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series B Convertible Preferred Stock (“Series B Preferred Stock”)

On June 28, 2019, we commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, we have accepted subscriptions from three accredited investors to purchase 90,000 shares of Series B Preferred Stock for an aggregate purchase price of $450,000 in cash, convertible at the option of the holder into 90,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

Stock Sale and Purchase Agreement - Ablis Holding Company

On April 30, 2019, we entered into a Stock Sale and Purchase Agreement with Ablis Holding Company, an Oregon corporation (“Ablis HC”), Ablis, Inc., an Oregon corporation (“Ablis”), and James A. Bendis (“Bendis”) wherein the Company paid $399,200 for a post transaction 4.99% ownership of Ablis HC’s equity. Ablis HC is in the business of manufacturing and sale of CBD-infused beverages, and CBD-infused products. The Stock Sale and Purchase Agreement requires that Ablis HC use a portion of the purchase proceeds to pay off at least $381,000 of its liabilities.

The Stock Sale and Purchase Agreement also sets out terms for an additional equity purchase of Ablis HC such that the Company may purchase up to an additional 15% of Ablis HC for $1,200,000 so that the Company would then own 19.99% of the ownership equity of Ablis HC. However, the option to purchase the additional equity in the company expired on July 31, 2019. As a result, we do not have a contractual right to purchase any more of Ablis HC than 4.99%.

The terms of the Stock Sale and Purchase Agreement entitle Gerard M. Jacobs (“GJacobs”), CEO of the Company, to be a member of the board of directors of Ablis HC and entitles William C. Jacobs (“WJacobs), President and CFO of the Company, to be provided with access to financial information and grants WJacobs financial oversight functions over Ablis HC. It further allows WJacobs the right to provide consulting/advisory services. WJacobs’ reasonable expenses will be covered by Ablis HC. The Stock Sale and Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Ablis’ CBD isolate suppliers, and any other companies in the hemp, CBD and cannabis industries with whom Ablis HC and/or Bendis have relationships, and whom may potentially be interested in entering into a stock sale or merger with us.

The Stock Sale and Purchase Agreement requires that Ablis HC evaluate and seriously consider a sale of Ablis HC or taking Ablis HC public within 60 months from April 30, 2019 and that it use commercially reasonable best efforts, to close a mutually acceptable alternative exit opportunity for the Company within 72 months from April 30, 2019.

Stock Purchase Agreement Bendistillery Inc. and Bend Spirits

On April 30, 2019, we, GJacobs, and WJacobs entered into a Stock Purchase Agreement with Bendistillery Inc., an Oregon corporation (“Bendistillery”), Bend Spirits, Inc., an Oregon corporation (“Bend Spirits”), Bendis Homes Pinehurst, LLC, an Oregon limited liability company (“Landowner”), Bendis, and Alan T. Dietrich (“Dietrich”) wherein we paid $1,347,300 for a post transaction 4.99% ownership of Bendistillery’s equity and $149,700 for a post transaction 4.99% ownership of Bend Spirits’ equity. Bendistillery and Bend Spirits are in the business of manufacturing and sale of alcoholic beverages, CBD-infused beverages, and CBD-infused products. The Stock Purchase Agreement requires that Bendistillery and Bend Spirits use a portion of the purchase proceeds to pay off at least $835,000 of their collective liabilities.

The Stock Purchase Agreement also sets out terms for an additional equity purchase of Bendistillery such that we may purchase up to an additional 15% of Bendistillery for $4,050,000 so that we would then own 19.99% of the ownership equity of Bendistillery. Per the terms of the Agreement, we may also purchase up to an additional 15% of Bend Spirits for $450,000 such that we would then own 19.99% of the ownership equity of Bend Spirits. However, the option to purchase the additional equity in the company expired on July 31, 2019. As a result, we do not have a contractual right to purchase any more of Bendistillery or Bend Spirits than 4.99%. In addition, any purchase of by the Company of more than 4.99% of Bendistillery or Bend Spirits would require approval by the Oregon Liquor Control Commission.

Landowner (as landlord) and Bendistillery (as tenant) have entered into a long-term recorded lease (the “Lease”) of the 23 acres in Tumalo outside Bend, Oregon, where Bendistillery and Bend Spirits conduct their businesses (the “Real Estate”) The initial term of the Lease is 20 years at a rent of $17,500 per month; Tenant has the right, in its sole discretion, to exercise a series of options to extend the term of the Lease up to a maximum of 99 years; and Tenant has a 60-day right of first refusal if Landowner ever decides to sell all or any portion of the Real Estate. Bendis is the owner of Landowner.

The terms of the Stock Purchase Agreement entitle GJacobs to be a member of the board of directors of Bendistillery and Bend Spirits and entitles WJacobs to be provided with access to financial information. The Stock Purchase Agreement also grants WJacobs financial oversight functions over Bendistillery and Bend Spirits and allows WJacobs the right to provide consulting/advisory services. WJacobs’ reasonable expenses will be covered by Bendistillery and Bend Spirits as well as an advisory fee of not less than $5,000 per quarter. The Stock Purchase Agreement also requires that GJacobs and WJacobs be introduced to the owners of Deschutes Brewery, Silver Moon Brewing, LBD Beverage, and any other companies in the distilled spirits, beer, wine, hemp, CBD and cannabis industries with whom Bendistillery, Bend Spirits, Bendis and/or Dietrich have relationships, and whom may potentially be interested in entering into a stock sale or merger with us.

The Stock Purchase Agreement requires that Bendistillery and Bend Spirits evaluate and seriously consider a sale of Bendistillery and Bend Spirits or taking them public within 60 months from April 30, 2019 and that they use commercially reasonable best efforts, to close a mutually acceptable alternative exit opportunity for the companies within 72 months from April 30, 2019.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities, and working capital as of September 30, 2019 and December 31, 2018, as well as cash flows for the nine months ended September 30, 2019 and 2018.

	September 30, 2019	December 31, 2018
Current Assets	$ 4,359,389	$ -
Current Liabilities	104,214	338,622
Working Capital	4,255,175	(338,622)

	For the Nine Months Ended
	September 30,
	2019	2018
Net Cash Used in Operating Activities	$ (487,875)	$ -
Net Cash Used in Investing Activities	(2,196,200)	-
Net Cash Provided by Financing Activities	7,042,631	15,262

Results of Operations

Comparison of September 30, 2019 to September 30, 2018

At September 30, 2019, we had cash and cash equivalents of $4,358,556. Our other assets include our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. We also have a note receivable of $300,000 due to us from CBD Lion LLC. In comparison, at September 30, 2018, we had no cash, cash equivalents, or any other assets.

Total current assets at September 30, 2019 of $4,359,389 are adequate to fund current operations for the next 12 months. In comparison, total current assets at September 30, 2018 of $0 were not adequate to fund current operations or to fulfill corporate obligations or to fund growth and potential acquisitions.

Current liabilities at September 30, 2019 of $104,214 consisted of dividends payable of $94,997 to our Series A Preferred Stock shareholders, dividends payable of $2,232 to our Series B Preferred Stock shareholders, and trade accounts payable of $6,985. In comparison, current liabilities at September 30, 2018 of $297,400 consisted of accounts payable to related parties of $171,823, notes payable to related parties of $14,791, interest payable to related parties of $471 and trade accounts payable of $110,315. Accounts payable to related parties consisted of independent contractor fees payable to William C. Jacobs and expense reimbursements to William C. Jacobs and Gerard M. Jacobs. Trade accounts payable primarily consisted of professional fees related to accounting.

Comparison of the three and nine months ended September 30, 2019 to September 30, 2018

During the three and nine months ended September 30, 2019, we incurred selling, general and administrative expenses of $61,697 and $132,919, respectively. Selling, general and administrative expenses primarily consisted of professional fees, consulting fees and independent contractor fees. In comparison, during the three and nine months ended September 30, 2018, we incurred selling, general and administrative expenses of $16,549 and $122,623, respectively. Selling, general and administrative expenses primarily consisted of independent contractor fees and the reimbursement for expenses incurred by our CEO and independent contractor.

During the nine months ended September 30, 2019, we used net cash in operating activities of $487,875. Cash was used primarily to repay amounts owed to related parties, and to pay made trade accounts payable. In comparison, we used net cash in operating activities of $15,262 for the nine months ended September 30, 2018 primarily to pay professional fees.

During the nine months ended September 30, 2019, we used net cash in investing activities of $2,196,200. $1,896,200 of this cash was used to purchase minority stakes of Ablis, Bendistillery and Bend Spirits. We also loaned $300,000 to CBD Lion. In comparison, no cash was used in investing activities during the nine months ended September 30, 2018.

Net cash provided by financing activities was $7,042,361 for the nine months ended September 30, 2019; this cash was primarily provided by the issuance of Series A Preferred Stock and Series B Preferred Stock, and was primarily offset by the repayment of borrowings under notes payable to related parties. In comparison, net cash provided by financing activities for the nine months ended September 30, 2018 was $15,262; $14,791 of the cash provided by financing activities was used to pay professional fees.

At September 30, 2019, we had $4,358,556 in unrestricted cash; in comparison, we had $0 in unrestricted cash at September 30, 2018.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2018, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at September 30, 2019. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

Item 1A. Risk Factors.

Prohibition, banning or regulation of vaping products, or lawsuits related to the use of Lifted Liquids’ vaping products, could have a material adverse effect on Lifted Liquids, and could have a material adverse effect on the trading price of our common stock

Federal, state and local authorities are investigating deaths and illnesses apparently related to vaping. We can provide no guarantees or assurances that vaping will not be prohibited, banned and/or heavily regulated in response to these deaths and illnesses, nor that Lifted Liquids will not be sued by customers who use Lifted Liquids vaping products. Prohibition, banning or regulation of vaping products, or lawsuits related to the use of Lifted Liquids’ vaping products, could have a material adverse effect on Lifted Liquids, and could have a material adverse effect on the trading price of our common stock.

Any unfavorable verdict or settlement of the lawsuit between Lifted Liquids and Mile High Labs could have a material adverse effect upon Lifted Liquids, and upon the trading price of AQSP’s common stock

Lifted Liquids has been sued by CBD isolate supplier Mile High Labs in connection with alleged contractual commitments between the two companies that are in dispute. AQSP can provide no guarantees or assurances that Lifted Liquids will be able to win or settle this lawsuit on favorable terms, if at all. Any unfavorable verdict or settlement of this lawsuit could have a material adverse effect upon Lifted Liquids, and upon the trading price of AQSP’s common stock.

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

CBD-infused products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of CBDs have not yet been established via traditional scientific and/or clinical studies. If scientific and/or clinical studies ultimately demonstrate negative health and/or safety impacts upon consumers, the CBD industry and AQSP, and the price of AQSP’s stock, could be materially adversely affected.

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

Target companies may not be of the same caliber company as previous acquisitions, or target companies' management may not fit well into our corporate culture

If we acquire a company that is not of the same caliber company as previous acquisitions, or if we acquire a company that does not have management that is as high energy as our management, or for whatever reason the management of the acquired company does not fit in well with the rest of our team, we may become less attractive for potential investors, future acquisition targets may be uninterested in merging into our company, and the overall camaraderie among the players in the company may disappear, which could materially adversely affect our company and the price of our stock.

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

Alcoholic beverage sales are subject to slowdowns and are seasonal

Bendistillery Inc. and Bend Spirits, Inc. are involved in the sale of a variety of distilled alcoholic beverages including vodka, whiskey and gin, and their sales of such beverages are subject to occasional slowdowns and are seasonal. Also, some health-conscious consumers are reducing or eliminating their alcohol consumption entirely. These factors could adversely affect the value of our ownership interest in those companies, which could materially adversely affect our Company and the trading price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

Termination of Agreement and Plan of Merger – CBD Lion LLC

On November 14, 2019, the Company terminated the Merger Agreement with Lion. Pursuant to the terms of the Merger Agreement executed on August 15, 2019, the Company agreed to acquire 100% of the ownership of Lion, subject to a number of conditions, for consideration of two million dollars ($2,000,000) in cash, plus five million (5,000,000) shares of unregistered common stock of the Company. To date, the Company has not paid any of the foregoing cash or stock consideration to Lion.

The material circumstances surrounding the termination of the Merger Agreement are set out in the letter dated November 14, 2019 from the Company’s legal counsel to Lion. The letter is attached as Exhibit 99.1 to the current report filed on Form 8-K on November 15, 2019.

Due to termination of the Merger Agreement, and per Section 5.15 of the Merger Agreement, commencing on December 1, 2019, the Company’s $300,000 loan made to Lion on August 8, 2019 is now required to be repaid. The repayment is required by agreement to be made in six equal monthly installments of principal and interest due and payable on the first day of each calendar month. Interest on the principal balance is calculated at an annual rate of 6% commencing as of August 8, 2019.

There are no material early termination penalties incurred by the Company as a result of the termination of the Merger Agreement. Due to the termination, the Company no longer intends to change its name to CBD Lion Corp. The termination of the Merger Agreement is not currently anticipated to have a negative impact on the previously disclosed, proposed acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids.

Item 6. Exhibits.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form 10-K	March 12, 2019
10.35.2	James S. Jacobs Right to Purchase Warrant Agreement
10.37	Security Agreement
10.38	Demand Promissory Note Payable to Joshua A. Bloom dated July 16, 2018
10.39	Common Stock Purchase Warrants – Joshua A. Bloom – dated July 16, 2018
10.40	Demand Promissory Note Payable to Gerard M. Jacobs dated July 18, 2018
10.41	Common Stock Purchase Warrants – Gerard M. Jacobs – dated July 18, 2018
10.42	Common Stock Purchase Warrants – Gerard M. Jacobs – dated November 8, 2018
10.43	Common Stock Purchase Warrants – Joshua A. Bloom – dated November 12, 2018
10.44	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 7, 2019
10.45	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 21, 2019
10.46	Common Stock Purchase Warrants – Gerard M. Jacobs – dated February 6, 2019

Form 8-K	May 8, 2019
10.51	Letter of Intent between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and CBD Lion LLC and its owners

Form 8-K	May 23, 2019
10.52	Letter of Intent between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender Enterprise Inc. d/b/a Lifted Liquids and its owner

Form 8-K	June 26, 2019
10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
Form 8-K 10.54 10.55	August 20, 2019 Agreement and Plan of Merger – CBD Lion LLC $300,000 Promissory Note to CBD Lion LLC
This 10-Q	November 15, 2019
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive, Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Included herewith.
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

Dated: November 15, 2019
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer