Form 10-K
period 2019-12-31
ACQUIRED SALES CORP
filed 2020-03-30
CIK 1391135

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

AQSP

________________________

Trading Symbol

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

Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,779,755. The voting stock held by non-affiliates on that date consisted of 1,170,634 shares of common stock.

As of March 23, 2020, there were 6,627,124 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

IMPACTS OF COVID-19

LIKE NEARLY ALL BUSINESSES IN THE UNITED STATES TODAY, ACQUIRED SALES CORP. IS FACING AN UNPRECEDENTED AND HIGHLY RISKY BUSINESS ENVIRONMENT AND UNCERTAIN FUTURE CAUSED BY THE CORONAVIRUS KNOWN AS COVID-19.

THE IMPACTS OF COVID-19 ON ACQUIRED SALES CORP., ON ITS WHOLLY OWNED SUBSIDIARY LIFTED LIQUIDS, INC. D/B/A LIFTED MADE, AND ON LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME COULD BE DISASTROUS FOR OUR COMPANY. AMONG THE MANY POTENTIALLY DISASTROUS IMPACTS OF COVID-19:

•THE U.S. ECONOMY MAY BE PUSHED INTO A DEEP RECESSION OR DEPRESSION THAT COULD MATERIALLY ADVERSELY IMPACT ACQUIRED SALES CORP. AND LIFTED MADE

•ACQUIRED SALES CORP. AND LIFTED MADE COULD LOSE SOME OR ALL OF OUR KEY DIRECTORS, OFFICERS AND EMPLOYEES, WHO MAY BE IRREPLACEABLE

•LIFTED MADE COULD BE UNABLE TO OBTAIN HIGH QUALITY RAW GOODS AND PACKAGING MATERIALS NEEDED TO MANUFACTURE ITS PRODUCTS

•LIFTED MADE COULD BE UNABLE TO DISTRIBUTE OR SELL ITS PRODUCTS PROFITABLY, IF AT ALL

•U.S. CONSUMERS COULD BE SO FINANCIALLY DISTRESSED THAT THEY CANNOT OR WILL NOT PURCHASE LIFTED MADE'S PRODUCTS

•U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM OPERATING PROFITABLY, IF AT ALL

•THE U.S. FINANCIAL SYSTEM AND ECONOMY MAY NOT BE ABLE TO CONTINUE TO FUNCTION AS THEY HAVE HISTORICALLY, WHICH MAY HAVE MATERIAL ADVERSE IMPACTS UPON ACQUIRED SALES CORP. AND LIFTED MADE THAT CANNOT PRESENTLY BE ESTIMATED OR PREDICTED

•LIFTED MADE COULD EXPERIENCE SEVERE FINANCIAL LOSSES NOT COVERED BY ANY INSURANCE

NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN THAT ACQUIRED SALES CORP. AND LIFTED MADE WOULD BE ABLE TO AVOID THESE POTENTIALLY DISASTROUS IMPACTS OF COVID-19.

CONSEQUENTLY, ACQUIRED SALES CORP. AND LIFTED MADE COULD RUN OUT OF MONEY AND COULD BECOME INSOLVENT OR BANKRUPT AS A RESULT OF THE IMPACTS OF COVID-19, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR COMPANY AND ON THE PRICE OF OUR COMMON STOCK.

THE IMPACTS OF COVID-19 ARE ALREADY BEING EXPERIENCED BY ACQUIRED SALES CORP. AND LIFTED MADE. ON MARCH 20, 2020, ILLINOIS GOVERNOR J.B. PRITZKER ISSUED EXECUTIVE ORDER 2020-10, ENTITLED "EXECUTIVE ORDER IN RESPONSE TO COVID-19 (COVID-19 EXECUTIVE ORDER NO. 8)", PURSUANT TO WHICH, WITH CERTAIN EXCEPTIONS, ALL INDIVIDUALS CURRENTLY LIVING WITHIN THE STATE OF ILLINOIS ARE ORDERED TO STAY AT HOME OR AT THEIR PLACE OF RESIDENCE, EXCEPT AS ALLOWED IN THE EXECUTIVE ORDER, FROM MARCH 21, 2020 THROUGH APRIL 7, 2020.

NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW SUCH EXECUTIVE ORDER WILL IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

PLEASE ALSO CONSIDER "RISK FACTORS RELATING TO LIFTED AND FUTURE ACQUISITIONS - Pandemics or disease outbreaks, such as the novel coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect Lifted’s and target companies’ operations and results of operations", below.

Description of the Business of Acquired Sales Corp.

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986.

Our business involves acquiring all or a portion of operating businesses involving the manufacture, sale and distribution of cannabinoid-infused products such as beverages, lotions, oils, hemp joints and cigarettes, tinctures, bath bombs, balms, body washes, gummies, food, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). In order to consummate a particular acquisition of a Canna-Infused Products Company, management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such Canna-Infused Products Company, for example operating businesses and/or assets involving distilled spirits, beer, wine, paraphernalia and real estate.

To date, we have acquired 100% of the ownership interests in one Canna-Infused Products Company d/b/a Lifted Made, 4.99% of the ownership interests in a second Canna-Infused Products Company called Ablis Holding Company ("Ablis"), and 4.99% of the ownership interests in two other businesses that manufacture distilled spirits called Bendistillery Inc. ("Bendistillery") and Bend Spirits, Inc. ("Bend Spirits").

We have also terminated a planned acquisition of Canna-Infused Products Company called CBD Lion LLC.

At this point in time, we are in discussions with several companies in our acquisition pipeline that are involved in cannabinoid businesses of various types. However, our cash on hand is currently limited, so in order to close future acquisitions it is highly likely that it will be necessary for us to raise additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

Acquisition of 100% of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids)

On February 24, 2020 we closed on the acquisition of 100% of the ownership of CBD-infused products maker Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) of Zion, Illinois (the “Merger”), for consideration of (1) $3,750,000 in cash, (2) $3,750,000 in the form of a secured promissory note, (3) 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), (4) 645,000 shares of unregistered common stock of the Company that constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), and (5) warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Warrants").

Pursuant to the Merger, Lifted Liquids, Inc. d/b/a Lifted Made, an Illinois corporation ("Lifted" or "Lifted Made"), is now operating as a wholly-owned subsidiary of the Company, led by Nicholas S. Warrender as Lifted's CEO and also as Vice Chairman and Chief Operating Officer of Acquired Sales.

Nicholas S. Warrender shall, subject to certain conditions, enjoy so-called “piggyback registration rights” and "demand registration rights" in regard to the Stock Consideration, pursuant to a Registration Rights Agreement.

Ownership of 4.99% of Ablis, Bendistillery and Bend Spirits

On April 30, 2019, we closed on the acquisition of 4.99% of the common stock of each of CBD-infused beverages maker Ablis, and of distilled spirits manufacturers Bendistillery and Bend Spirits, all of Bend, Oregon.

The Lifted Made Business

Prior to acquiring 100% of Lifted on February 24, 2020, we did not own 100% of any other operating company, so the Lifted Merger was highly significant to our Company.

History

Lifted was originally incorporated in the state of Wisconsin on September 19, 2014. Lifted was created with a passion to build a culture-based organization focused upon quality products and a healthier lifestyle. Lifted produces its own lines of CBD-infused products, as well as numerous CBD-infused products for private label clients. In addition, Lifted has a raw goods supply chain that many customers benefit from: CBD and CBG isolate, full spectrum, broad spectrum water soluble, distillate and more.

Officers and Employees

The executives of Lifted have backgrounds in the vaping industry, graphic design, marketing, and supply chain management, skills that have helped Lifted distinguish itself from the competition. Historically, the Lifted team has frequently attended trade shows throughout the USA to promote Lifted’s products and brand, and in support of Lifted’s private label clients. Lifted sometimes evaluates new products by introducing them to potential customers at certain vape shops in Wisconsin and Illinois which are partly owned by Warrender. The Company holds an option to purchase Warrender's interests in such vape shops for a nominal price.

Lifted currently has 16 full time and part time employees who are engaged in product formulation, design and branding, website development, private label client management, sales, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. One of Lifted’s part time employees is based in south Florida, and the rest of the Lifted team is based in Zion, Illinois.

Description of Property

Lifted does not own any physical properties. Lifted’s corporate office, manufacturing facility and warehouse is located in Zion, Illinois, where Lifted has rented 3,300 square feet of space under a lease that terminates in June 2021. Lifted has plans to expand its operations in Zion as opportunities arise.

Sources of Supply

Lifted sources raw goods such as CBD isolate, distillate and water-soluble CBD from independent suppliers. These raw materials are third-party lab tested, something that Lifted believes many of its competitors do not do.

Lifted acquires its disposable vape pens and cartridges from third party manufacturers and, in its clean room, adds Lifted’s proprietary vape solutions into the disposable vape pens and vape cartridges. Lifted also acquires a variety of boxes, packaging and other items from third party manufacturers.

Lifted currently believes that it would be able to find replacement manufacturers with minimal negative impact on its business. However, Lifted's vape pens and cartridges are sourced exclusively from China, and much of Lifted's boxes, packaging and other items are sourced from China. The coronavirus and tariffs imposed on products sourced from China could make it difficult or impossible to source these products cost effectively, or at all, from China. The coronavirus and/or tariffs could make it difficult or impossible for Lifted to manufacture needed quantities of its products, if at all, and could drastically increase Lifted's product costs, all of which could have a serious detrimental impact on Lifted’s sales and profit margins.

Products

Lifted’s focus is manufacturing, sales and distribution of effective, quality products formulated in a clean room. Lifted sources cannabinoids from several suppliers, which are then incorporated into proprietary formulations in house.

Lifted produces its own lines of cannabinoid-infused products, as well as numerous cannabinoid-infused products for private label clients. Lifted’s current list of products include: lotions, tinctures, bath bombs, oral sprays, lube, gummies, hemp joints, vape e-liquids, vape pens, electronic liquids ("E-Liquids"), electronic cigarettes, food and other edibles, and non-prescription cannabinoid formulations.

Lifted formulates its lotions and then has them manufactured by a third party in accordance with Lifted's specifications. Lifted also produces its edible cannabinoid-infused gummy products, bath bombs and electronic-cigarettes through third party manufacturers.

In addition, Lifted has a raw goods supply chain that many customers benefit from. The ingredients that go into Lifted’s products are third-party lab tested.

Product Risks

Some of Lifted's inhalable products currently contain nicotine. However, according to the U.S. Surgeon General, besides nicotine, inhalable products in some cases can contain harmful and potentially harmful ingredients, including, ultrafine particles that can be inhaled deep into the lungs, flavorants such as diacetyl, a chemical linked to serious lung disease, volatile organic compounds, and heavy metals, such as nickel, tin, and lead. There is a risk that Lifted could be targeted by regulators or consumers with claims that its products are unsafe.

The market for CBD vapes and cartridges is currently subjected to prohibitions of certain products in certain jurisdictions in response to deaths and illnesses that have occurred and that are apparently associated with vaping. These various prohibitions and regulations may have a material adverse effect on Lifted's financial condition, operating results, liquidity, cash flow and operational performance.

Intellectual Property

Lifted Liquids is a registered trademark in the United States. The trademark covers body lotion, dietary and nutritional supplements in the form of tinctures and drops and edible form, gummies, electronic cigarettes, vape pens, cartridges sold filled with flavorings in liquid form, other than essential oils, for electronic cigarettes, vaping e-liquid in the nature of flavorings, other than essential oils, for use in electronic cigarettes; cannabidiol (CBD) concentrate and extracts for use in electronic cigarettes, smokeless vaporizer pipes, disposable electronic cigarettes, and electronic liquid containing nicotine. Lifted is seeking trademark protection on certain other words and phrases.

Lifted also maintains proprietary formulations and other trade secrets. However, Lifted owns no registered patents and has no patent applications pending.

R&D expenditures

Lifted's research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products. Lifted spent less than $10,000 on research and development efforts over the past two years. Research and development costs are expensed as they are incurred.

Marketing

Lifted markets itself by networking throughout the industry, through word of mouth, its websites, and by attending trade shows. During 2020, Lifted also plans to begin public relations and digital marketing efforts. These efforts are expected to be significant and expensive, and there can be no guarantee or assurance that they will be successful or result in any additional sales or profits for Lifted.

Distribution

Lifted’s distribution is done internally and through third party distributors who distribute throughout the U.S. Lifted and these distributors distribute Lifted’s products to vape shops, physical therapy clinics, convenience stores, natural food stores, and other locations. Lifted believes but cannot guarantee that in the event that it lost its relationship with one or more of its current distributors that other replacement distributors could be found without significant disruption to Lifted’s business.

Online Sales

Lifted sells its products online primarily through www.LiftedMade.com, www.UrbFlower.com, www.eLiquidRetail.com, www.LiftedLiquids.com, and www.LiftedDose.com.

Description of Legal Proceedings

Lifted is involved in two pending lawsuits, one as a defendant, and the other as the plaintiff:

(a) MILE HIGH LABS, INC., Plaintiff, v. WARRENDER ENTERPRISE, INC. d/b/a LIFTED LIQUIDS, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW)– In August 2019, Mile High Labs, Inc. sued Lifted in federal court in Colorado, alleging that Lifted reneged on an alleged purchase of $825,000 worth of CBD isolate. Lifted has challenged the jurisdiction of the Colorado court, arguing that Lifted does not conduct business in Colorado. When appropriate, Lifted intends to deny the material allegations of the complaint. However, no assurance or guarantee can be given regarding the disposition of this lawsuit. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted and the Company, and upon the price of the Company's common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

(b) WARRENDER ENTERPRISE, INC. d/b/a LIFTED LIQUIDS, a Wisconsin corporation, Plaintiff, v. MERKABAH LABS, LLC, a Colorado limited liability company; MERKABAH TECHNOLOGIES, LLC, a Colorado limited liability company; RYAN PUDDY, an individual; and RALPH L. TAYLOR III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC) In January 2020, Lifted filed a lawsuit against Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and former Lifted representative Ralph L. Taylor III in connection with alleged breach of contract and intentional misappropriation, inducement, and illegal transfer and use of Lifted's confidential business, proprietary, and trade secret information by Merkabah Labs, LLC and Ralph L. Taylor III. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted and the Company, and upon the price of the Company's common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

Lifted Financials

Lifted's audited net sales jumped substantially from $479,772 during 2017 up to $1,777,641 during 2018, and unaudited net sales during 2019 are believed to be higher.

Lifted's audited net income has jumped substantially from $79,840 during 2017 up to $524,446 during 2018, and unaudited net income during 2019 is expected to be higher.

Lifted's projected EBITDA during 2020 is expected to be higher than during 2019, for several reasons: (a) Lifted expects to manufacture a growing list of cannabinoid-infused products (e.g. lubes, lotions, tinctures, and dog treats) for a growing list of private label clients during 2020; (b) Lifted is rolling out a new high-end flower and pre-roll brand called Urb starting during the first quarter of 2020; (c) Lifted is exploring rolling out various CBD-infused edibles, such as products that include fruit purees, chocolate and/or honey, starting during the second quarter of 2020; and (d) Lifted is in discussions with several companies regarding potential transactions with Lifted in regard to a number of additional cannabinoid industry products and services, which Lifted believes may have significant profit potential for Lifted. Lifted's 2020 EBITDA could also increase substantially, depending upon the outcome of Lifted's pending litigation against Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and Ralph L. Taylor III, and upon how that litigation impacts Lifted's water soluble CBD supply business.

Costs and effects of compliance with environmental laws

To Liquid's knowledge, Lifted does not currently use or generate any hazardous materials in its operations.

The Lifted Made Merger

The terms of the Lifted Merger were as follows:

•The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants").

•The Promissory Note, payable jointly by the Company and Lifted to Nicholas S. Warrender, is in the principal amount of $3,750,000. The Promissory Note is secured by all of the assets of the Company and Lifted, and by a pledge of all of the common stock of Lifted, Ablis, Bendistillery and Bend Spirits that are owned by the Company. The Promissory Note accrues interest at the rate of 2% annually, and has a term of five years, subject to mandatory partial prepayment using 50% of all capital raised by the Company other than capital raised in connection with two potential acquisitions in Wisconsin, and subject to mandatory full prepayment if and when Lifted achieves an aggregate post-Closing EBITDA of $7,500,000.

•The purpose of the 645,000 shares of unregistered common stock of Acquired Sales that constitutes the Deferred Contingent Stock is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of shares of the Deferred Contingent Stock certain current employees of Lifted and William C. "Jake" Jacobs, the Company's President and CFO. The vesting of certain shares of the Deferred Contingent Stock is subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Deferred Contingent Stock will be issued and delivered to Nicholas S. Warrender as additional Merger consideration.

•The purpose of the Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted Warrants certain current employees, officers and directors of Lifted and the Company. The vesting of certain of the Warrants will be subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Warrants will be terminated.

•Nicholas S. Warrender was granted certain registration rights for the 3,900,455 shares of the Company’s unregistered common stock that he received in the Merger, pursuant to the terms and conditions of a Registration Rights Agreement.

•Nicholas S. Warrender, the Company's President and CFO William C. “Jake” Jacobs, and the Company's Chairman and CEO Gerard M. Jacobs, who together as a group have stockholder and managerial control of the Company, entered into a Stockholders Agreement to vote in concert regarding the election of directors of the Company and on certain other matters.

•The Company has entered into a long-term employment agreements with Nicholas S. Warrender, William C. "Jake" Jacobs, and Gerard M. Jacobs, pursuant to which each of them is entitled to $100,000 in base salary and an annual bonus stemming from the Company’s cash management bonus pool.

•The effects of the Merger are that all assets, property, rights, privileges, immunities, powers, franchises, licenses, and authority of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) and Lifted have vested in Lifted as the surviving entity in the Merger, and all debts, liabilities, obligations, restrictions, and duties of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) have become the debts, liabilities, obligations, restrictions, and duties of Lifted as the surviving entity in the Merger. Lifted is operating as a wholly-owned subsidiary of the Company.

•The articles of incorporation of Lifted are the articles of incorporation of the surviving entity in the Merger, and the by-laws of Lifted are the by-laws of the surviving entity of the Merger.

•Upon the Closing of the Merger, the number of directors of the Corporation has been increased from seven to nine: Gerard M. Jacobs, J.D. (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead outside director), Joshua A. Bloom, M.D., Thomas W. Hines, CPA CFA, James S. Jacobs, M.D., Michael D. McCaffrey, J.D., Richard E. Morrissy, and Kevin J. Rocio.

•Upon the Closing of the Merger, the officers of the Corporation are as follows, each to hold office until his successor is duly elected or appointed and qualified or until his earlier death, resignation, or removal in accordance with applicable Law: Gerard M. Jacobs, J.D. - Chairman, CEO and Secretary;  William C. "Jake" Jacobs, CPA - President, CFO and Treasurer; and Nicholas S. Warrender - Co-Founder, Vice Chairman, and Chief Operating Officer.

Source of Funds for the Lifted Merger

The source of funds for the $3,750,000 cash component of the acquisition of Lifted was proceeds from previous sales of Acquired Sales Corp.’s Series A Convertible Preferred Stock (convertible at $1 per share of common stock of the Company) and Series B Convertible Preferred Stock (convertible at $5 per share of common stock of the Company). We anticipate that the source of funds to repay the $3,750,000 Promissory Note component of the acquisition of Lifted will be proceeds from future sales of Acquired Sales Corp.’s equity securities, and revenue from Lifted's business. Professional costs in connection with the Merger were paid using cash on hand that was sourced from previous sales of Acquired Sales Corp.’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

Post-Merger Shareholder Rights and Accounting Treatment of the Merger

There are no material differences in the rights of the Company’s shareholders as a result of the Merger, as the nature of the shares of common stock of the Company has not changed due to the Merger. However, there has been stockholder dilution with additional shares and warrants outstanding.

The accounting treatment of the Merger is that the Company is deemed to be the accounting acquirer of Lifted, and Lifted is deemed to be the accounting acquiree, under the acquisition method of accounting.

The federal income tax consequences of the Merger are as follows: The transaction is expected to be booked as a tax-free exchange of stock pursuant to Internal Revenue Code Section 368, resulting in no federal income tax consequences of the stock portion of the transaction.

OLCC Review of New Directors of the Company

Our new directors Nicholas S. Warrender and Kevin J. Rocio need to be approved by the Oregon Liquor Control Commission ("OLCC"), in light of the Company's ownership of common stock of distilled spirits manufacturers Bendistillery and Bend Spirits, Bend, Oregon. Pursuant to the OLCC’s procedures, the Company has submitted to the OLCC Personal History Forms for Nicholas S. Warrender and Kevin J. Rocio, and to the Company’s knowledge, neither of Nicholas S. Warrender nor Kevin J. Rocio has any personal history that would disqualify him from serving as a director of the Company. The Company would plan to consult with Oregon legal counsel in the event that the OLCC were to object to either Nicholas S. Warrender or Kevin J. Rocio serving as a director of the Company, a situation that the Company presently has no grounds to expect to occur.

Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement

Registration Rights Agreement

In connection with the Merger, the Company signed a Registration Rights Agreement granting Nicholas S. Warrender, or his assigns, “piggyback” and “demand” registration rights in regard to any and all Company registration statements filed with the SEC on or prior to a termination date set out in the agreement, in order to permit the registration of all 3,900,455 shares of Common Stock issued to Mr. Warrender as Stock Consideration in the Merger ("Registrable Shares"). The Registration Rights Agreement can be summarized as follows:

Subject to certain limitations, Mr. Warrender, or his assigns, may demand registration of all or any portion of the Registrable Shares at any time beginning on the 120th day following the closing of the Merger Agreement. The Company must then file a registration statement within ten days. The Company may postpone for up to 180 days the filing or effectiveness of a registration statement for a demand registration if the board of directors determines in its reasonable good faith judgment that such demand registration would (i) materially interfere with a significant acquisition, corporate organization, financing, securities offering or other similar transaction involving the Company; (ii) require premature disclosure of material information that the Company has a bona fide business purpose for preserving as confidential; or (iii) render the Company unable to comply with requirements under the Securities Act or Exchange Act. The Company may delay a demand registration hereunder only once in any period of 12 consecutive months.

No demand registration shall be required where in the judgment of the Company, its legal counsel, and/or SEC guidance and comments the registration would be deemed a primary offering pursuant to Securities Act Rule 415, which is interpreted by the SEC staff to prohibit registrations of stock for resale where the seller is deemed to be engaged in a primary offering of behalf of the issuer. The registration rights agreement shall terminate when no Registrable Shares remain outstanding.

Secured Promissory Note

At the closing of the Merger, the Company executed a secured promissory note of $3,750,000 payable to Nicholas S. Warrender (the “Promissory Note”) which can be summarized as follows:

Interest on the Promissory Note shall be 2% per year. The maturity date of the Promissory Note is the earlier of (a) the date which is 30 days after the last day of the calendar quarter during which Lifted's aggregate EBITDA (aggregate earnings before interest, taxes, depreciation and amortization ) since the Closing Date of the Merger exceeds $7.5 million, or (b) the date which is the fifth anniversary of the closing date of the Merger.

The Promissory Note shall have mandatory prepayments, subject to certain limitations, within five business days following the closing of any equity or debt capital raise by the Company or Lifted following the date of the Merger Agreement wherein Mr. Warrender is entitled to be paid at least 50% of the net proceeds of such capital raise toward a prepayment of the principal and accrued interest on the Promissory Note, excluding only the capital raise for the potential Wisconsin Acquisitions referred to in Section 5.23(a) of the Merger Agreement. See “Obligation to Pursue Two Opportunities” below.

The Promissory Note is secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between Mr. Warrender, as Secured Party, and the Company and Lifted, as Pledgors.

Stockholders Agreement

At the closing of the Merger Agreement, our COO Nicholas S. Warrender, our CEO Gerard M. Jacobs, and our President William C. "Jake" Jacobs entered into a Stockholders Agreement which can be summarized as follows: Each of them will vote all shares of our common stock now or hereafter owned or controlled by him as unanimously agreed upon by all three of them, including as to the following matters: election, removal and filling vacancies on our Board of directors; our charter and bylaws; employment agreements, consulting agreements, fee agreements, base salaries, bonuses, management bonus pools amounts and calculations, management bonus pool allocations and payments, future stock options or warrants issuances, and any other direct or indirect compensation or benefits of any nature whatsoever; acquisitions; divestitures; and capital raises.

Executive Employment Agreements

At the closing of the Merger, the Company entered into employment agreements with Nicholas S. Warrender to serve as Co-Founder, Vice Chairman and Chief Operating Officer of the Company and as Chief Executive Officer of Lifted, with Gerard M. Jacobs, J.D., to serve as Chairman, Chief Executive Officer and Secretary of the Company, and with William C. "Jake" Jacobs, CPA to serve as President, Chief Financial Officer and Treasurer of the Company (collectively the “Executive Employment Agreements”), which can be summarized as follows:

Each of the Executive Employment Agreements is a "rolling" five year employment agreement wherein the executive's employment is effective and shall continue until the fifth anniversary of the commencement of such Executive Employment Agreement, unless terminated. Each of the Executive Employment Agreements shall be deemed to be automatically extended, upon the same terms and conditions, for additional periods of one year (extending the term of such Executive Employment Agreement to five years after each such extension date), unless either party provides written notice of such party’s intention not to extend the term of such Executive Employment Agreement at least 90 days’ prior to the applicable extension date.

During the employment term, each executive shall devote substantially all of his business time and attention to the performance of his duties under his Executive Employment Agreement and shall not engage in any other business, profession or occupation for compensation or otherwise which would conflict or interfere with the performance of such services either directly or indirectly without the prior written consent of the board of directors of the Company; provided, that such executive shall be permitted to continue to participate as an officer of any corporation that owns real estate as of the date of his Executive Employment Agreement with the Company and that is owned by a family trust of which such executive is a grantor or beneficiary, and provided further that such executive, with the prior written consent of the board of directors of the Company shall be permitted to act as a director, trustee, committee member or principal of any type of business, civic or charitable organization and to purchase or own less than 5% of the publicly traded securities of any corporation provided, however, that such ownership represents a passive investment and that such executive is not a controlling person of, or a member of a group that controls, such corporation, and that such activities do not interfere with the performance of such executive's duties and responsibilities to the Company.

The annual rate of each executive's base salary under his Executive Employment Agreement is $100,000.

Each executive shall participate in the Company’s annual company-wide management bonus pool, which can be generally described as a cash set-aside for management bonuses of an amount equal to 33% of the amount (if any) by which the Company's actual annual consolidated EBITDA exceeds an annual consolidated EBITDA target amount that is mutually agreed upon between the Chairman of the Compensation Committee of the board of directors, on the one hand, and Nicholas S. Warrender, Gerard M. Jacobs and William C. "Jake" Jacobs, on the other hand, with the allocation of such management bonus pool to be determined by unanimous written agreement of such three executives.

The Company will provide to each executive an employee benefits package including fully paid Blue Cross/Blue Shield or equivalent family health, vision and dental insurance. The Company will also provide to each executive prompt reimbursement for all documented business related expenses paid or incurred by such executive in connection with Acquired Sales, including but not limited to airfare, rail, taxi, rental cars, parking, tolls, gasoline for business trips, meals, entertainment, hotel, office supplies, mobile phone, internet, hotspot, and postage expenses.

Each executive's employment may be terminated by either the Company or such executive at any time and for any reason, provided that any termination of such executive's employment by the Company without cause will trigger significant payment obligations by the Company to such executive.

Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement

The Company entered into a Compensation Agreement dated as of June 19, 2019, with our CEO Gerard M. Jacobs and our President and CFO William C. "Jake" Jacobs. The material terms of the Compensation Agreement can be summarized as follows:

(1) Starting during June 2019 until the closing of the Lifted Merger on February 24, 2020, we paid Gerard M. Jacobs and William C. "Jake" Jacobs consulting fees of $7,500 and $5,000 per month, respectively. Upon the closing of the Lifted Merger, we entered into Executive Employment Agreements with Gerard M. Jacobs and William C. "Jake" Jacobs as described in the section above entitled "Executive Employment Agreements";

(2) The closing of the Lifted Merger triggered obligations of the Company to pay cash bonuses to the Company's CEO Gerard M. Jacobs and the to the Company's President and CFO William C. "Jake" Jacobs of $250,000 and $100,000, respectively, which bonuses have not yet been paid.

(3) Upon the earlier of December 1, 2020, or the first date when we have raised a total of at least $15 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively;

(4) Upon the earlier of December 1, 2021, or the first date when we have raised a total of at least $25 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively;

(5) The terms of Gerard M. Jacobs' stock options granted by us to purchase shares of common stock of AQSP which were set to expire (unless previously exercised) during November 2020 or during September 2021, respectively, have been extended so that all of such stock options may be exercised by Gerard M. Jacobs at any time on or before December 31, 2024;

(6) We granted to Gerard M. Jacobs and to William C. "Jake" Jacobs so-called "tag along" registration rights for all of our shares owned by Gerard M. Jacobs, by William C. "Jake" Jacobs, or by any of their respective affiliates, and for all of our shares issuable to Gerard M. Jacobs, to William C. "Jake" Jacobs, or to any of their respective affiliates upon the exercise of his or their options or warrants to purchase shares of common stock of Acquired Sales; and

(7) We issued to Gerard M. Jacobs and William C. "Jake" Jacobs five-year warrants containing a "cashless exercise" feature giving Gerard M. Jacobs and William C. "Jake" Jacobs (or his designee(s)) the right to purchase 250,000 and 225,000 shares, respectively, of common stock of Acquired Sales exercisable at $5.00 per share.

Obligation to Pursue Two Opportunities

The Merger Agreement obligates us to use good faith efforts to pursue two potential opportunities in the cannabinoid industry:

(a) Nicholas S. Warrender's father, Robert Warrender II, has introduced us to a potential business opportunity to process CBD from hemp using a system that is currently undergoing proof of concept operational testing and that incorporates particular filtration and pump equipment and technology identified by Robert Warrender II. Robert Warrender II believes that this advanced hemp processing system has the potential to allow significantly higher throughput, and lower per unit costs of production. We have agreed to analyze the results of the proof of concept's construction, operating costs, and operating results. If such analysis is favorable and is approved by our Board in its discretion, then we will use good faith efforts to attempt to proceed forward, in a joint venture or other arrangement involving Robert Warrender II, with a project(s) consisting of one or more of such hemp processing systems, subject to various conditions including a capital raise associated therewith, and any equity compensation received by Robert Warrender II from the financing, construction, operation, leasing and/or sale of such project(s) shall be structured in the form of shares of common stock of Acquired Sales valued at the then-current trading price per share of common stock of Acquired Sales but in no event at higher than $5.00 per share of common stock of Acquired Sales; and

(b) Nicholas S. Warrender has introduced us to two companies in Wisconsin that are potential acquisition candidates. One company plans to manufacture and sell products incorporating a unique cannabinoid delivery system, and the other company plans to test and remediate hemp and hemp oils. Acquired Sales has agreed and covenanted to use good faith efforts to attempt to proceed forward to close acquisitions of these two Wisconsin companies on the following terms and conditions, among others: (1) a capital raise must be completed, on terms acceptable to us and Nicholas S. Warrender, in an amount sufficient to fund a pre-closing loan to the two Wisconsin companies and the cash portion of the acquisition consideration; (2) a pre-closing loan may be made by us to the two Wisconsin companies, on terms and conditions mutually acceptable to us, to Nicholas S. Warrender, and to the owners of the two Wisconsin companies; (3) our due diligence investigation of the two Wisconsin companies must be acceptable to us and to Nicholas S. Warrender; (4) the audits of the two Wisconsin companies must be acceptable to us and to Nicholas S. Warrender; (5) the definitive acquisition documentation must be mutually acceptable to us, to Nicholas S. Warrender, and to the owners of the two Wisconsin companies; (6) all necessary third party approvals must be obtained, including approvals by our Board and by a majority of our shareholders; (7) all necessary securities filings must be made; and (8) the merger consideration paid by us to acquire the two Wisconsin companies shall be $2,000,000 in cash, plus 1,000,000 shares of unregistered common stock of Acquired Sales, plus so-called "earnout" consideration of up to an additional $2,000,000 in cash and up to an additional 3,000,000 shares of unregistered common stock of Acquired Sales contingent upon the two Wisconsin companies having achieved, during an "earnout" period of 24-30 months following the closing, an annualized EBITDA run rate of $4,000,000 or more.

Post-Merger Business

We have escrowed $213,450 which is earmarked for the payment of 3% annual dividends on our Series A and Series B convertible preferred stock during 2020, and our remaining funds are expected to be sufficient to allow us to pay the post-closing salaries of Gerard M. Jacobs, our CEO, and of William C. "Jake" Jacobs, our President and CFO during 2020, the fees and expenses of our securities lawyer and auditors during 2020, and certain other operational expenses.

However, beyond those payments, our available capital is limited. We have not yet paid an aggregate of $350,000 of bonuses owed to our CEO Gerard M. Jacobs, our CEO, and of William C. "Jake" Jacobs, our President and CFO, because we currently do not have the funds to do so. And we do not have available capital to fund further acquisitions.

Nevertheless, we still intend to continue post-closing our strategy of acquiring Canna-Infused Products Companies. In order to continue our acquisition strategy, we will need to raise a significant amount of additional capital to pay the cash portion of the consideration paid in our acquisitions, and to inject growth capital into the acquired companies. We anticipate that additional capital will need to be raised in some combination of the following: (1) Private placements of shares of our Series B Convertible Preferred Stock convertible at $5 per share; (2) Private placements of shares of newly declared series of convertible preferred stock convertible at to-be-negotiated price(s) per share, which may be significantly less than the current trading price per share of our common stock, depending upon the financial performance of Lifted, market conditions, and cannabinoid industry conditions; (3) Private placements of newly issued shares of our common stock, at to-be-negotiated price(s) per share, which may be significantly less than the current trading price per share of our common stock, depending upon the financial performance of Lifted, market conditions, and cannabinoid industry conditions; (4) Borrowings from banks or other third parties, which may not be available, or which may be expensive if available at all; (5) Structuring potential acquisitions either as all stock deals, or as a combination of stock plus notes; (6) Using cash flow generated by Lifted's business to pay the cash portion of merger consideration; and/or (7) Merging into Acquired Sales an entity or entities that have cash on hand or cash flow that would allow other acquisitions to be completed.

The Market

CBD is an acronym for cannabidiol, a chemical compound from the hemp plant.  On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act.

Lifted believes that the entire CBD market in 2018 was approximately $620 million. According to Brightfield Group, a predictive analysis and market research company based in Illinois, CBD sales in 2019 had the potential to reach as high as $5 billion, based largely due to the 2018 Farm Bill passed at the end of 2018. CBD sales are typically made online, at natural food stores and at smoke and vape shops. Lifted believes that mass retailers will commence or increase cannabinoid-related product offerings.

Nevertheless, the manufacture and sale of Canna-Infused Products involve significant risks that have the potential to bankrupt Lifted and the Company.

Government Regulation

Lifted is subject to a variety of laws in the United States and elsewhere. In the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult recreational use in a number of states, cannabis, other than plants of the same genus that meet the definition of industrial hemp, continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”), and subject to the Controlled Substances Import and Export Act (“CSIEA”). As of December 20, 2018, the 2018 Farm Bill, formally known as the Agriculture Improvement Act of 2018, has reclassified hemp for commercial use by removing it from its Schedule I Status under the CSA, and Lifted seeks to operate in compliance with the legislation.

Canna-Infused Products Companies are subject to regulation by federal government state and local governments. The health and safety impacts of CBDs have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBDs can have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. The regulation of hemp, hemp oil, CBDs, and cannabinoid-infused products is evolving. Lifted may become subject to new rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon Canna-Infused Products Companies from U.S. federal agencies, such as the US Food and Drug Administration (the “FDA”), and/or state and local governments. The FDA sometimes appears to believe that CBDs are drugs, and that the sale of most cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain cannabinoid-infused products are illegal.

Hemp and cannabinoid-infused products which exceed a THC concentration of 0.3% are illegal. Any failure to keep the THC concentration in hemp or cannabinoid-infused products below 0.3% could subject us to action by regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon our Company's business and the trading price of our common stock.

In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of CBD-infused products or THC-infused products. This may result in regulatory actions or lawsuits against the Company.

Also, certain hemp products may, over time, gradually increase their THC concentration, and this may ultimately cause such products to exceed the 0.3% THC concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon our Company.

Lifted is attempting to only conduct business related to manufacturing and commercializing cannabis products to the extent permitted in jurisdictions where it may operate. Lifted intends to ensure regulatory compliance in each jurisdiction in which it operates intends to operate.

Competition

Lifted faces intense competition in the cannabinoid industry from both existing and emerging companies that offer similar products to Lifted. Some of Lifted's current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the cannabinoid industry nationally and locally, Lifted may not be able to create and maintain a competitive advantage in the marketplace. Lifted’s success will depend on its ability to keep pace with any changes in local and national markets, especially in light of legal and regulatory changes. Lifted’s success will depend on its ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock (“Series A Preferred Stock”)

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Company filed a registration statement covering the shares of newly issued common stock of the Company into which the Series A Preferred Stock can be converted (the "Registration Statement"), but the Registration Statement has never been approved by the SEC. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series B Convertible Preferred Stock (“Series B Preferred Stock”)

On June 28, 2019, the Company commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, the Company has accepted subscriptions from three accredited investors to purchase 100,000 shares of Series B

Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

Acquisition Process

The structure of the Company’s participation in business opportunities and ventures will continue to be situational. The Company is likely to structure future acquisitions as a purchase of 19.99% or less, or 100%, of a target company’s equity ownership interest, or as a so-called tax-free reorganization. It is likely that the anticipated value of the business and/or securities that the Company acquires relative to the current value of the Company’s securities will result in the issuance of a relatively large number of newly issued shares of the Company, and, as a result, substantial additional dilution to the percentage ownership of our current stockholders. Moreover, the Company’s present management and shareholders may not have control of a majority of our voting shares following a merger or purchase of stock. It is possible that the shareholders of the acquired entity or the persons who provide the capital to the Company to finance a merger or purchase of stock will gain control of the Company’s voting stock and the Company’s directors may resign and new directors may be appointed without any vote by the shareholders. Those directors are entitled to replace the Company’s officers without stockholder vote.

In regard to nearly all of the Company’s potential acquisitions, the Company is typically focused upon acquiring 19.99% or less, or 100%, of existing privately held businesses whose owners are willing to consider selling a percentage of the equity ownership interest of their businesses, or merging their entire businesses into the Company or a wholly-owned subsidiary of the Company in a so-called tax-free reorganization, and whose management teams are enthusiastic about continuing to operate their businesses following the transactions with the Company.

Closing such purchases of stock or so-called tax-free reorganizations will likely require the Company to raise millions of dollars of capital, in order to pay the cash portion of the transaction consideration. The Company can provide no assurance or guaranty whatsoever that it will be able to raise such millions of dollars of capital on acceptable terms and conditions, if at all.

An Investment Committee appointed by the Company’s Board of Directors, currently consisting of our CEO Gerard M. Jacobs, J.D., our Chief Operating Officer Nicholas S. Warrender, our director Thomas W. Hines, CPA CFA, and our President and CFO William C. "Jake" Jacobs, CPA, will review material furnished to it and will vote whether or not the Investment Committee believes a potential acquisition is in the Company’s best interests and the interests of the Company’s shareholders. If the Investment Committee votes unanimously to approve a potential acquisition, then such acquisition will be presented to the Board of Directors of the Company for their review and a vote. The Company does not intend to proceed forward with a potential acquisition without the unanimous approval of the Investment Committee and approval by a majority of the Company’s Board of Directors.

The Company intends to source acquisition opportunities through Gerard M. Jacobs, Nicholas S. Warrender, William C. "Jake" Jacobs, and directors and their contacts, and in some cases through finders. These contacts include professional advisors such as attorneys and accountants, securities broker dealers, other members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities may become available to us due to a number of factors, including, among others: (1) the Company’s ownership of shares in Lifted and other Canna-Infused Products Companies; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) the Company’s flexibility with respect to the manner in which the Company may be able to structure, finance, merge with or acquire any business opportunity.

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

As of March 22, 2020, the Company has cash on hand of approximately $473,017, which are the remaining proceeds from the sale of Series A Convertible Preferred Stock between February 27, 2019 and May 13, 2019, and proceeds from the sale of Series B Convertible Preferred Stock starting on June 28, 2019. As of March 22, 2020, Lifted has cash on hand of approximately $360,000. In prior years, the Company’s payables have been greater than their cash on hand. Historically, the Company has had inconsistent income generating ability and is therefore reliant on raising money from loans or stock sales.

Offices

Our CEO lives in Illinois, our President and CFO lives in Florida, and our COO lives in Wisconsin. We currently do not have a dedicated corporate office for our Company. There are no agreements or understandings with respect to any office facility subsequent to the completion of any acquisition. We may lease a corporate headquarters in connection with a change in the management of our Company, or in connection with the completion of a merger or acquisition, or otherwise.

Employees

Gerard M. Jacobs, our Chairman, Chief Executive Officer and Secretary, manages the Company’s operations with the assistance of William C. "Jake" Jacobs, our President, Chief Financial Officer and Treasurer, and Nicholas S. Warrender, our Chief Operating Officer, under the Executive Employment Agreements described above.

We expect to continue to use consultants, attorneys, accountants and independent contractors as necessary.

Reports to Security Holders

Acquired Sales Corp. is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports under cover of Form 10-Q, occasional reports under cover of Form 8-K, and other required filings. The public may read and copy any materials Acquired Sales Corp. files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties (“Risk Factors”). In the following Risk Factors, the terms "us", "we", "Company" and "Lifted" are meant to include references to Acquired Sales, Lifted, Ablis, Bendistillery and Bend Spirits, as appropriate in the context of particular Risk Factors. These Risks Factors may cause our operations to vary materially from those contemplated by our forward-looking statements. These Risk Factors include:

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

Because we have a limited operating history, we may not be able to successfully manage our business or achieve profitability

We have a limited operating history with respect to our cannabinoid-related operations upon which you can evaluate our prospects and our potential value. Prior to that, we have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable in the future. Our acquisition of Lifted and our prior acquisitions of 4.99% of the outstanding equity of each of Ablis, Bend Spirits and Bendistillery. d/b/a Crater Lake Spirits, involve significant risk, and there can be no assurance that the business of Lifted, or 4.99% of the common stock of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, will be successful or generate any profit or other financial benefit for our Company. An inability by Acquired Sales Corp. to achieve financial benefit from Lifted, Ablis, Bend Spirits or Bendistillery could materially adversely affect our Company and the trading price of our Stock.

We have incurred substantial losses in the past and it may be difficult to achieve profitability

We have a history of losses and we may incur additional losses in the future. For the years ended December 31, 2019, and December 2018, we had net losses of $1,236,105 and $220,621, respectively. As of December 31, 2019 and December 31, 2018, we had accumulated deficits of $15,392,552 and $14,005,689, respectively. There exists substantial doubt regarding our ability to continue as a going concern. We intend to continue to invest in the cannabinoid space, including by hiring additional personnel, upgrading our management systems and integrating several businesses into or as a part of our operations. To the extent we are successful in integrating several businesses into our operations, we may also incur increased losses in the short term because costs associated with these activities are expected to commence in advance of service and transactional revenues at future dates if at all.

Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common Stock may significantly decrease. Our ability to continue as a going concern is dependent upon generating profits from operations in the future and/or our ability to obtain necessary financing required to meet our obligations and repay our liabilities arising from normal business operations. We intend to finance our operating costs over the next twelve months with existing cash on hand, cash from operations, debt financings, and/or the sale of equity which may not be available to us on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to curtail or cease our operations.

Our balance sheet is weak and we lack liquidity

Our balance sheet is weak. Among other financial obligations, we owe Nicholas S. Warrender $3,750,000 under the Promissory Note, which was executed on February 24, 2020, as part of the Lifted Merger. Please note that this obligation did not exist as of December 31, 2019. We also owe Gerard M. Jacobs and William C. "Jake" Jacobs an aggregate of $350,000 in bonuses, which were also triggered on February 24, 2020 pursuant to the Compensation Agreement, as a result of the closing of the Lifted Merger. Again, these obligations did not exist as of December 31, 2019. We are also accruing 3% annual dividends on our Series A and Series B Convertible Preferred Stock. There is no guarantee that we can obtain the funding needed to pay these financial obligations, to pay for our operations, and to pay for additional acquisitions on acceptable terms, if at all, and neither our directors, officers, or any third party is obligated to provide any financing. A failure to pay our financial obligations when they become due and payable could materially adversely affect our Company and the trading price of our common stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable in the future. There can be no assurance that Lifted or any other acquisition that we may make will be profitable. A failure to achieve profitability could materially adversely affect our Company and the trading price of our common stock.

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

Our common stock lacks institutional or analyst support

Our Company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our common stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our common stock, and may adversely affect an investor’s ability to trade a significant amount of our common stock. This lack of institutional or analyst support could materially adversely affect our Company and the trading price of our common stock. Moreover, in the event we obtain securities or industry analyst coverage, if one or more of the analysts who cover us or our business downgrade our securities or publish inaccurate or unfavorable research about us or our business, our Company and the trading price of our common stock could be materially adversely affected.

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

We are adversely affected by many significant economic, health, safety and financial issues

Businesses are materially adversely affected by periods of significant economic slowdown or recession, tariff wars, pandemics, fears of inflation or deflation, rising interest rates, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as they relate to our proposed acquisitions, the capital and credit markets have experienced volatility and disruption. National and global political, trade, financial and business conditions have experienced difficulties. Access to financing often is negatively impacted. Credit is often limited. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Prominent risks include issues involving interest rate fluctuations, the coronavirus, questions about the health risks of CBD and vaping, trade disputes with China and other countries, turmoil in the Middle East and around the world, oil prices, rising health care costs, social and political unrest, and many other issues. These factors could materially adversely affect our Company and the trading price of our common stock.

We may not be able to raise needed capital

We need to raise substantial amounts of additional capital to pay the $3,750,000 Promissory Note owed to Nicholas S. Warrender, to pay an aggregate of $350,000 in bonuses payable to our other officers triggered by the closing of our acquisition of Lifted, to pay an aggregate of up to $700,000 in bonuses that may be earned by our officers in the future if the Company raises an aggregate of between $15,000,000 and $25,000,000 of capital, to pay for future acquisitions, to pay 3% dividends on our preferred stock, and to cover overhead costs. In addition, our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of Lifted's products and services; the levels of promotion and advertising that will be required to launch Lifted's new products and services and to achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; and our relationships with our customers.

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

We may not be able to secure adequate or reliable sources of funding required to operate our business or increase our production to meet consumer demand for our products

The continued development of our business will require additional financing, and there is no assurance that we will obtain the financing necessary to be able to achieve our business objectives. Our ability to obtain additional financing will depend on investor demand, our performance and reputation, market conditions and other factors. Our inability to raise such capital could result in the delay or indefinite postponement of our current business objectives or in our inability to continue to carry on our business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

In addition, from time to time, we may enter into transactions to acquire assets or the capital stock or other equity interests of other entities. Our continued growth may be financed, wholly or partially, with debt, which may increase our debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Debt financings may also contain provisions that, if breached, may entitle lenders or their agents to accelerate the repayment of loans or realize upon security over our assets, and there is no assurance that we would be able to repay such loans in such an event or prevent the enforcement of security granted pursuant to any such debt financing.

Our assets are pledged as collateral for repayment of the $3,750,000 Promissory Note

Part of the consideration paid by us to acquire Lifted is the $3,750,000 Promissory Note payable to Nicholas S. Warrender, which is described above. All of our assets are pledged to Nicholas S. Warrender as collateral for the repayment of such Promissory Note. These assets include all of the common stock of Lifted, and the common stock that we own of Ablis, Bendistillery and Bend Spirits. If we fail to repay such Promissory Note, we could lose all of our assets or go bankrupt. In addition, except in regard to capital raised in connection with two potential acquisitions in Wisconsin, 50% of all future capital raised by us must be applied by us toward the partial or full repayment of the outstanding principal and accrued interest on such Promissory Note. Such requirement may make it difficult or more costly for us to raise additional capital. Such Promissory Note, the pledge of all of our assets as collateral for such Promissory Note, and the requirement that we apply 50% of new capital raised by us toward the partial or full repayment of the outstanding principal and accrued interest on such Promissory Note, could have a material adverse effect on our Company and the trading price of our common stock.

Future sales of shares of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. In addition, if any of our significant stockholders sells a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock or common stock equivalents by us would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. Moreover, the perception in the public market that stockholders may sell shares of our stock or that we may issue additional shares of common stock could depress the market for our shares and make it more difficult for us to sell equity securities in the future at any time, if at all.

We may issue additional shares of common stock, and options and warrants to purchase additional shares of common stock, without stockholder approval, which would dilute the current holders of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common stock, and/or options and warrants to purchase shares of common stock. We may issue shares of our common stock, or options or warrants to purchase shares of our common stock, to complete a business combination or to raise capital, or to incentivize our directors, officers and employees. Such stock issuances, and such issuances of options and warrants, could be made at a price that reflects a discount from the then-current trading price of our common stock. These issuances could dilute our stockholders’ ownership interests significantly. These issuances also would have the effect of reducing our stockholders' influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of currently outstanding stock options and warrants exercise those options or warrants to purchase shares of our common stock. This dilution could materially adversely affect the trading price of our common stock.

The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock

Our certificate of incorporation gives our Board of Directors the right to create one or more new series of preferred stock. As a result, the Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interests of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be used to discourage, delay or prevent a change of control of our Company, which could materially adversely affect the price of our common stock.

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

Raising capital by selling our common stock or convertible preferred stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market, especially because the prices of stocks of many publicly traded companies involved in the marijuana and CBD industries have experienced significant declines. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

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

Debt financing is difficult to obtain and could be expensive

Debt financing is difficult to obtain in the current credit markets, especially for companies involved in the marijuana and CBD industries. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. Providers of debt may also be issued options, warrants, or rights to purchase warrants, to purchase shares of our common stock. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by borrowing could be risky

We have issued a $3,750,000 Promissory Note payable to Nicholas S. Warrender as part of the acquisition consideration paid for Lifted. As discussed above, this entails risk. If we were to raise capital by borrowing amounts to fund our operations or for additional acquisitions, that would also be risky. Cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi-equity accommodations. These risks could materially adversely affect our Company and the trading price of our common stock.

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

Increases in taxes and regulatory compliance costs may reduce our revenue

Costs resulting from changes in or new income taxes, value added taxes, service taxes, sales and use taxes, or other taxes may adversely affect our margins. These costs could materially adversely affect our Company and the trading price of our common stock.

Tax interpretations and changes in tax regulations and legislation could adversely affect us

Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities. Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the applicable taxation authorities upon audit. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

We have accumulated net operating losses (“NOLs”) arising from our operations and foreign and domestic acquisitions of approximately $2.4 million as of December 31, 2019.  We have recognized valuation allowances to reduce these amounts to our current estimate for NOLs that will be recoverable against future taxable income prior to their expiration in accordance with the appropriate tax regulations.  If our estimates change or we do not generate sufficient taxable income prior to the expiration of these NOLs we may have to record additional valuation allowances resulting in higher income tax expense.

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

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business and the trading price of our common stock. This risk is especially important relative to the marijuana and CBD industries, which are controversial both socially and scientifically.

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

In addition, our shareholders have authorized our Chief Executive Officer, Gerard M. Jacobs, to seek shareholders agreements and/or proxies from other parties, including potential future capital sources and the owners of potential future acquisition candidates. Pursuant to this authorization, our Chief Executive Officer Gerard M. Jacobs has signed a Stockholders Agreement  with our largest stockholder, our Chief Operating Officer Nicholas S. Warrender, and with our President and Chief Financial Officer William C. "Jake" Jacobs, that will ensure that all 3,900,455 shares of our common stock issued to Nicholas S. Warrender in the Lifted Merger, and the hundreds of thousands of shares of our common stock owned and controlled by Gerard M. Jacobs and William C. "Jake" Jacobs, representing a substantial majority of our shares of common stock (prior to the conversion of any shares of our preferred stock), will be voted in concert on the election of directors, compensation matters, acquisitions and divestitures, capital raises, and other significant matters.

Accordingly, our officers Gerard M. Jacobs, William C. "Jake" Jacobs and Nicholas S. Warrender, voting together, have substantial influence over our policies and management. We may take actions supported by the three of them that may not be viewed by some stockholders to be in our best interest, or the three of them could prevent or delay a change in our control which they oppose even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock.

State law and our articles of incorporation and bylaws help preserve insiders’ control over us

Provisions of Nevada state law, our articles of incorporation and bylaws may discourage, delay or prevent a change in our management team that stockholders may consider favorable. These provisions may include: (1) authorizing the issuance of “blank check” preferred stock without any need for action by stockholders; (2) permitting stockholder action by written consent; and (3) establishing advance notice requirements for nominations for election to the board of directors, or for proposing matters that can be acted on by stockholders at stockholder meetings. These provisions, if included in our articles of incorporation or by-laws, could allow our board of directors to affect an investor’s rights as a stockholder since our board of directors could make it more difficult for preferred stockholders or common stockholders to replace members of the board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn affect any attempt to replace the current or future management team. These factors could adversely affect our Company or the trading price of our Stock.

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the retention of our current directors and officers. Some of our directors and officers may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting new directors and officers, and retaining our current directors and officers, may be expensive. The costs of incentives to retain and attract directors and officers could materially adversely affect our Company and the trading price of our common stock.

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

We do not expect to pay dividends to holders of our common stock

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

Our cost of being a publicly traded company will increase significantly as our business operations expand

As we grow, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company will continue to increase significantly. We will eventually need to hire additional employees and/or additional consultants and professionals, in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act. While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company will eventually increase to at least $350,000 per year, which may have a material adverse effect on our Company and the trading price of our common stock.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and rules implemented by the SEC, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and to establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel may fail to improve or maintain effective internal controls over financial reporting (“ICFR”) and disclosure controls and procedures (“DCP”) necessary to ensure timely and accurate reporting of operational and financial results. Our management team has to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required to furnish a report by our management on our ICFR, which, after we have met certain requirements, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for ICFR. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our ICFR is effective as required by Section 404. This could result in one or more material weaknesses in our ICFR, which could cause an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which may have a material adverse effect on our Company and the trading price of our common stock.

Management may not be able to successfully implement adequate internal controls over financial reporting

Proper systems of ICFR and disclosure are critical to the operation of a public company. However, our DCP or ICFR may not prevent all errors and all fraud. Our efforts to remediate material weaknesses may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially and adversely affected, which could materially adversely affect our Company and the trading price of our common stock.

We may not be able to obtain adequate insurance coverage in respect of the risks our business faces, the premiums for such insurance may not continue to be commercially justifiable, or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that we face

We may not be able to obtain adequate insurance coverage in respect of the risks our business faces, including product liability insurance, protecting our assets and operations. Our insurance coverage may be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could impede our liquidity, profitability or solvency, all of which could materially adversely affect our Company and the trading price of our common stock.

RISK FACTORS RELATING TO LIFTED AND FUTURE ACQUISITIONS

Pandemics or disease outbreaks, such as the novel coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect Lifted’s and target companies’ operations and results of operations

Pandemics or disease outbreaks such as the novel coronavirus known as COVID-19 may depress demand for cannabinoid-infused products manufactured by Lifted and target companies for many reasons. Governmentally imposed restrictions on public gatherings or interactions may limit Lifted’s and target companies’ ability to manufacture, sell and distribute their products, and may also restrict Lifted’s and target companies’ customers’ and consumers’ ability or willingness to purchase Lifted’s and target companies’ products.

The spread of pandemics or disease outbreaks such as COVID-19 may also disrupt logistics necessary to import, export, and deliver products to Lifted, target companies and their customers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason.

Lifted’s and target companies’ operations may become limited in their ability to procure, deliver, produce or distribute their cannabinoid-infused products because of transport restrictions related to quarantines or travel bans.

Workforce limitations and travel restrictions resulting from pandemics or disease outbreaks and related government actions may impact many aspects of Lifted’s and target companies’ businesses. If a significant percentage of Lifted’s or target companies’ workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, Lifted’s and target companies’ operations may be negatively impacted. In addition, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect customers’ demand for Lifted’s and target companies’ products, all of which could materially adversely affect our Company and the trading price of our common stock.

Lifted and target companies, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception

The cannabis industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis distributed to consumers. The perception of the cannabis industry and cannabis products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) relating to the consumption of cannabis products, including unexpected safety or efficacy concerns arising with respect to cannabis products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular cannabis product or delivery system or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for target companies’ products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, or target companies’ products specifically, or associating the consumption of cannabis with illness or other negative effects or events, could adversely affect target companies. This adverse publicity could arise even if the adverse effects associated with cannabis products resulted from consumers’ failure to use such products legally, appropriately or as directed, and could materially adversely affect our Company and the trading price of our common stock.

Prohibition, banning or regulation of vaping, e-liquids and electronic cigarette products, or lawsuits related to the use of such products, could have a material adverse effect on Lifted, and could have a material adverse effect on the trading price of our common stock

Federal, state and local authorities are investigating deaths and illnesses apparently related to vaping. We can provide no guarantees or assurances that vaping, e-liquids and electronic cigarettes will not be prohibited, banned and/or heavily regulated in response to these deaths and illnesses, nor that Lifted will not be sued by customers who use Lifted's vaping, e-liquids and electronic cigarette products. Prohibition, banning or regulation of such products, or lawsuits related to the use of Lifted's products, could have a material adverse effect on Lifted, and could have a material adverse effect on the trading price of our common stock.

Any unfavorable verdict or settlement of the lawsuit between Lifted and Mile High Labs could have a material adverse effect upon Lifted, and upon the trading price of our common stock

Lifted has been sued by CBD isolate supplier Mile High Labs in connection with alleged contractual commitments between the two companies that are in dispute. We can provide no guarantees or assurances that Lifted will be able to win or settle this lawsuit on favorable terms, if at all. Any unfavorable verdict or settlement of this lawsuit could have a material adverse effect upon Lifted, and upon the trading price of our common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

Any unfavorable verdict or settlement of the dispute between Lifted and Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and Ralph L. Taylor III, who is a former representative of Lifted, could have a material adverse effect upon Lifted and upon the trading price of our common stock

In January 2020, Lifted filed a lawsuit against Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and Ralph L. Taylor III, who is a former representative of Lifted, in connection with alleged breach of contract and intentional misappropriation, inducement, and illegal transfer and use of Lifted's confidential business, proprietary, and trade secret information by the defendants. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted, and upon the price of our common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

If Lifted and target companies are not able to comply with all safety, health and environmental regulations applicable to their operations and industry, they may be held liable for any breaches of those regulations

Safety, health and environmental laws and regulations may affect aspects of Lifted's and target companies’ operations, including product development, working conditions, waste disposal, emission controls, the maintenance of air and water quality standards and land reclamation, and, with respect to environmental laws and regulations, impose limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Lifted and target companies may also follow other standards for the conduct of their operations and may be subject to ongoing compliance inspections in respect of these standards. Compliance with safety, health and environmental laws and regulations may require significant expenditures, and failure to comply with such safety, health and environmental laws and regulations may result in the imposition of fines and penalties, the temporary or permanent suspension of operations, the imposition of clean-up costs resulting from contaminated properties, the imposition of damages and the loss of or refusal of governmental authorities to issue permits or licenses to Lifted or the target companies or to certify Lifted's or target companies’ compliance with good manufacturing practices (“GMP”) standards. Exposure to these liabilities may arise in connection with Lifted's or target companies’ existing operations, their historical operations and operations that they may undertake in the future. They could also be held liable for worker exposure to hazardous substances and for accidents causing injury or death. There can be no assurance that Lifted or target companies will at all times be in compliance with all safety, health and environmental laws and regulations notwithstanding Lifted's or target companies’ attempts to comply with such laws and regulations.

Changes in applicable safety, health and environmental standards may impose stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for Lifted and target companies and their officers, directors and employees. Lifted and target companies may not be able to determine the specific impact that future changes in safety, health and environmental laws and regulations may have on their industry, operations and/or activities and our resulting financial position; however, Lifted and target companies may anticipate that capital expenditures and operating expenses may increase in the future as a result of the implementation of new and increasingly stringent safety, health and environmental laws and regulations. Further changes in safety, health and environmental laws and regulations, new information on existing safety, health and environmental conditions or other events, including legal proceedings based upon such conditions or an inability to obtain necessary permits in relation thereto, may require increased compliance expenditures by Lifted and target companies. This could have a material adverse effect on Lifted and the trading price of our common stock.

Lifted and target companies may lose profits or become subject to liability arising from any breach of contract or fraudulent or illegal activity by our employees, contractors, consultants and others

Lifted and target companies are exposed to the risk that their employees, independent contractors, consultants, service providers and licensors may engage in breach of contract or fraudulent or other illegal activity. Misconduct by these parties could include intentional undertakings of unauthorized activities, or reckless or negligent undertakings of authorized activities, in each case on Lifted's or target companies’ behalf or in Lifted's or target companies’ service that violate: (i) confidentiality agreements; (ii) other contracts; (iii) government regulations; (iv) manufacturing standards; (v) laws that require the true, complete and accurate reporting of financial information or data; or (vi) Lifted's or target companies’ agreements with insurers. In particular, the target companies could be exposed to loss of sales, revenue and profits, class action and other litigation, increased governmental inspections and related sanctions, the loss of any compliance certifications or the inability to obtain future compliance certifications, or reputational damage as a result of prohibited activities that are undertaken without Lifted's or target companies’ knowledge or permission and contrary to Lifted's and target companies’ confidentiality agreements, contracts, internal policies, procedures and operating requirements.

Lifted and target companies may be required to expend substantial time, effort and legal fees in order to address such situations. For example, in January 2020, Lifted filed a lawsuit against Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and Ralph L. Taylor III, who is a former representative of Lifted, in connection with alleged breach of contract and intentional misappropriation, inducement, and illegal transfer and use of Lifted's confidential business, proprietary, and trade secret information by the defendants. Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

Lifted and target companies may not always identify and prevent misconduct by their employees, contractors and other third parties, including service providers and licensors, and the precautions taken by Lifted and target companies to detect and prevent this activity may not be effective in controlling unknown, unanticipated or unmanaged risks or losses or in protecting Lifted and target companies from governmental investigations or other actions or lawsuits stemming from such misconduct. If any such actions are instituted against Lifted and target companies, and Lifted and target companies are not successful in defending themselves or asserting their rights, those actions could have a significant impact on their businesses, including the imposition of civil, criminal or administrative penalties, damages, monetary fines and contractual damages, reputational harm, diminished profits and future earnings or curtailment of their operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may experience breaches of security at their facilities or loss as a result of the theft of their products

Because of the concentration of inventory at Lifted's and target companies’ facilities, Lifted and target companies are subject to the risk of theft of their products and other security breaches. A security breach at Lifted's or a target company’s facility could result in a significant loss of available products, expose Lifted or the target company to additional liability under applicable regulations and to potentially costly litigation or increased expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on Lifted's and the target company’s business, financial condition and results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to risks related to their information technology systems, including the risk that they may be the subject of a cyber-attack and the risk that they may be in non-compliance with applicable privacy laws

Lifted and target companies may have entered into agreements with third parties for hardware, software, telecommunications and other information technology (“IT”), services in connection with their operations. Their operations may depend, in part, on how well they and their vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, disruptions in Internet and mobile commerce, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays, increases in capital expenses, or potential costs and business disruption that may result if Lifted's or target companies’ customers complain or assert claims regarding Lifted's or target companies’ technology. Lifted's and target companies’ operations may also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact Lifted's and target companies’ reputations and results of operations.

There are a number of laws protecting the confidentiality of customer personal information, and restricting the use and disclosure of that protected information. Lifted and target companies may collect and store personal information about their customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if Lifted or target companies are found to be in violation of the privacy or security rules under laws protecting the confidentiality of customer information, including as a result of data theft and privacy breaches, Lifted and target companies could be subject to sanctions and civil or criminal penalties, which could increase their liabilities and harm their reputations.

As cyber threats continue to evolve, Lifted and target companies may be required to expand significant additional resources to continue to modify or enhance their protective measures or to investigate and remediate any information security vulnerabilities. While Lifted and target companies may have implemented security resources to protect their data security and information technology systems, such measures may not prevent such events. Significant disruption to their information technology system or breaches of data security could have a material adverse effect on their business financial condition and results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be unable to sustain their revenue growth and development

Lifted and target companies’ businesses are subject to a variety of business risks generally associated with developing companies. Lifted's and target companies’ ability to sustain their growth, and to expand and maintain market acceptance for their products, will depend on a number of factors, many of which may beyond their control. Future development and expansion could place significant strain on Lifted's and target companies’ management personnel and likely will require them to recruit additional management personnel, and there is no assurance that they will be able to do so. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted's and target companies may be unable to expand their operations quickly enough to meet demand or manage their operations beyond their current scale

There can be no assurance that Lifted and target companies will be able to manage their expanding operations effectively, that they will be able to sustain or accelerate their growth, or that such growth, if achieved, will result in profitable operations, or that Lifted and target companies will be able to attract and retain sufficient management personnel necessary for continued growth.

Demand for cannabinoid-infused products is dependent on a number of social, political and economic factors that are beyond Lifted's and target companies’ control. There is no assurance that an increase in existing demand will occur, that Lifted and target companies will benefit from any such demand increase or that their businesses will remain profitable even in the event of such an increase in demand. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may experience significant fluctuations in their operating results and growth rate

Lifted and target companies may not be able to accurately forecast their growth rate. Lifted's and target companies’ revenue growth may not be sustainable, and their percentage growth rates may decrease. Lifted's and target companies’ revenue and operating profit growth may depend on the continued growth of demand for their products and services, and their businesses may be affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Lifted's and target companies’ sales and operating results may also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

• Lifted's and target companies’ ability to retain and increase sales to existing customers, attract new customers, satisfy their customers’ demands, and maintain profit margins;

• Lifted's and target companies’ ability to retain and expand our network of wholesalers and distributors;

• Lifted's and target companies’ ability to offer products on favorable terms, manage inventory, and fulfill orders;

• The introduction of competitive stores, websites, products, services, price decreases, or improvements, and changes in consumer preferences and trends;

• Changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services, including outside the U.S.;

• Timing, effectiveness, and costs of expansion and upgrades of Lifted's and target companies’ systems and infrastructure;

• The success of Lifted's and target companies’ geographic, service, and product line expansions;

• The extent to which Lifted and target companies finance, and the terms of any such financing for, Lifted's and target companies’ current operations and future growth;

• The outcomes of legal proceedings and claims, which may include significant monetary damages or injunctive relief and could have a material adverse impact on Lifted's and target companies’ operating results;

• Variations in the mix of products and services Lifted and target companies sell;

• Variations in Lifted's and target companies’ level of merchandise and vendor returns;

• The extent to which Lifted and target companies offer favorable shipping terms, reduce prices, and provide additional benefits to their customers;

• Factors affecting Lifted's and target companies’ reputations or brand images;

• The extent to which Lifted and target companies invest in technology and content, fulfillment, and other expense categories;

• Increases in the prices of energy products and commodities like paper and packing supplies;

• The ability to collect amounts owed to Lifted and target companies when they become due;

• The extent to which Lifted and target companies’ are affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

• Terrorist attacks and armed hostilities.

Lifted and target companies may be subject to risks related to the protection and enforcement of their intellectual property rights, or intellectual property they license from others, and may become subject to allegations that they or their licensors are in violation of intellectual property rights of third parties

The ownership, licensing and protection of trademarks, patents and intellectual property rights may be significant aspects of Lifted's and target companies’ future success. Unauthorized parties may attempt to replicate or otherwise obtain and use Lifted's and target companies’ look and feel, packaging, products and technology. Policing the unauthorized use of Lifted's and target companies’ current or future trademarks, patents or other intellectual property rights now or in the future could be difficult, expensive, time consuming and unpredictable, as may be enforcing these rights against the unauthorized use by others. Identifying the unauthorized use of intellectual property rights is difficult as Lifted and target companies may be unable to effectively monitor and evaluate the products being distributed by their competitors, and the processes used to produce such products.

In addition, in any infringement proceeding, some or all of Lifted's and target companies’ trademarks, patents or other intellectual property rights or other proprietary know-how, and that which they may license from others, or arrangements or agreements seeking to protect the same for Lifted's and target companies’ benefit, may be found invalid, unenforceable, anticompetitive or not infringed or may be interpreted narrowly and such proceeding could put existing intellectual property applications at risk of not being issued. In addition, other parties may claim that Lifted's and target companies’ products, or those that they license from others, infringe on their proprietary or patent protected rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources and legal fees, result in injunctions or temporary restraining orders or require the payment of damages. As well, Lifted and target companies may need to obtain licenses from third parties who allege that Lifted and target companies have infringed on their lawful rights. Such licenses may not be available on terms acceptable to Lifted and target companies, or at all. In addition, Lifted and target companies may not be able to obtain or utilize on terms that are favorable to them, or at all, licenses or other rights with respect to intellectual property that they do not own.

Lifted and target companies may also rely on certain trade secrets, technical know-how and proprietary information that are not protected by patents to maintain their competitive position. Lifted's and target companies’ trade secrets, technical know-how and proprietary information, which are not protected by patents, may become known to or be independently developed by competitors, which could adversely affect Lifted and target companies. This could have a material adverse effect on our Company and the trading price of our common stock.

The seasonality of Lifted's and target companies’ businesses may place increased strain on their operations

Lifted and target companies may expect a disproportionate amount of their net sales to occur during a particular quarter. If Lifted and target companies do not stock or restock popular products in sufficient amounts such that they fail to meet customer demand, it could significantly affect Lifted's and target companies’ revenue and their future growth. If Lifted and target companies overstock products, they may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability. If too many customers access Lifted's and target companies’ websites within a short period of time due to increased demand, Lifted and target companies may experience system interruptions that make their websites unavailable or prevent Lifted and target companies from efficiently fulfilling orders, which may reduce the volume of goods they sell and the attractiveness of their products and services. In addition, Lifted and target companies may be unable to adequately staff their fulfillment network and customer service centers during these peak periods and may be unable to meet the seasonal demand. All of these situations could have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to identify, audit, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring minority or majority equity ownership interests in Canna-Infused Products Companies. We may not, however, be able to identify, audit, or acquire such equity ownership interests on acceptable terms, if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness or by selling shares of our common or convertible preferred stock. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire such equity ownership interests in the future. Failure to acquire such equity ownership interests on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

Canna-Infused Products Companies are subject to regulatory risks, both nationally and internationally

Lifted, Ablis and other Canna-Infused Products Companies are subject to risks associated with the federal government’s and state and local governments’ evolving regulation of hemp, hemp oil, CBDs, and CBD-infused products. We can provide no assurance that one or more federal agencies, such as the US Food and Drug Administration (the “FDA”), or state and local governments will not attempt to impose rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon Canna-Infused Products Companies. Moreover, if Canna-Infused Products Companies expand internationally (of which there is no guarantee that they ever would), we can provide no guarantee or assurance that Canna-Infused Products Companies will be able to comply with all applicable local laws and regulations. Such regulatory action could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may rely on contract manufacturers to manufacturer their products. If Lifted and target companies are unable to maintain good relationships with their existing contract manufacturers and/or secure such contract manufacturers, their businesses could suffer

Many of Lifted's and target companies’ contract manufacturers are affiliated with and manufacture other CBD-infused product brand products. In many cases, such products compete directly with Lifted's and target companies’ products. If Lifted and target companies are unable to maintain good relationships with their existing contract manufacturers and/or secure such contract manufacturers, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations. Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness or stock dilution; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations and (vi) the loss or reduction of control over certain of our assets. Material acquisitions have been and may continue to be material to our business strategy. There is no guarantee that any acquisition will be accretive. The existence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could result in our incurring those liabilities. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may seek to enter into marketing relationships, affiliations, strategic alliances, or expand the scope of currently existing relationships, with third parties that Lifted and target companies believe will have a beneficial impact on them, and there are risks that such strategic alliances or expansions of Lifted's and target companies’ currently existing relationships may not enhance their businesses in the desired manner

Lifted and target companies may expand the scope of, and may in the future enter into, strategic alliances with third parties that they believe will complement or augment their existing businesses. Their ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance their businesses and may involve risks that could adversely affect them, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Lifted and target companies may become dependent on their strategic partners and actions by such partners could harm their businesses. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will be developed, maintained or achieve the expected benefits to their businesses or that they will be able to consummate future strategic alliances on satisfactory terms, or at all. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to product liability claims or regulatory action if their products are alleged to have caused significant loss or injury. This risk is exacerbated by the fact that cannabis use may increase the risk of serious adverse side effects

Lifted and target companies, as manufacturers and distributors of products which are ingested by humans, face the risk of exposure to product liability claims, regulatory action and litigation if their products are alleged to have caused loss or injury. Lifted and target companies may be subject to these types of claims due to allegations that their products caused or contributed to injury or illness, failed to include adequate instructions for use, or failed to include adequate warnings concerning possible side effects or interactions with other substances. This risk is exacerbated by the fact that cannabis use may increase the risk of developing schizophrenia and other psychoses, symptoms for individuals with bipolar disorder, and other side effects. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of cannabis products, like the manufacture and sale of any ingested product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Lifted and target companies may in the future have to recall certain of their cannabis products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against Lifted or a target company could result in increased costs and could adversely affect Lifted or such target company’s reputation and goodwill with its customers. There can be no assurance that Lifted and target companies will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect Lifted's and target companies’ commercial arrangements with third parties. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies rely on third-party distributors to distribute a portion of their products, and those distributors may not perform their obligations or may have allegiances to their own or other competitors' products

Lifted and target companies rely on third-party distributors to distribute a portion of their products. If these distributors do not successfully carry out their contractual duties, if these distributors have allegiances to their own or other competitors' products, if there is a delay or interruption in the distribution of Lifted's or target companies’ products, or if these third parties damage Lifted's or target companies’ products in transit, it could negatively impact Lifted's and target companies’ revenue from product sales. Any damage to Lifted's and target companies’ products could expose Lifted and target companies to potential product liability, damage the reputation of Lifted's and target companies’ brands or otherwise harm Lifted's and target companies’ businesses. The foregoing factors and issues associated with third-party distributors could have a material adverse effect on our Company and the trading price of our common stock.

The US FDA considers the sale of most cannabinoid-infused products to be illegal

The FDA appears to believe that CBDs are drugs, and that the sale of most cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain cannabinoid-infused products are illegal. There can be no guarantee or assurance whatsoever that this regulatory hostility to CBDs will be resolved favorably to the CBD products industry. Aggressive law enforcement against the CBD industry by federal, state or local authorities and agencies could have a material adverse effect upon Lifted and the trading price of our common stock.

Cannabinoid-infused products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of CBDs have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBDs can have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. If the FDA, scientific research and/or clinical studies ultimately demonstrate negative health and/or safety impacts upon consumers, Lifted's business and the trading price of our common stock could be materially adversely affected.

Hemp and cannabinoid-infused products are illegal if they exceed 0.3% THC

Hemp and cannabinoid-infused products which exceed a THC concentration of 0.3% are illegal. Any failure to keep the THC concentration in hemp or cannabinoid-infused products below 0.3% could subject Lifted and target companies to action by regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon Lifted's business and the trading price of our common stock.

In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of CBD-infused products or THC-infused products. This may result in regulatory actions or lawsuits that could have a material adverse effect upon Lifted's business and the trading price of our common stock.

Also, certain hemp products may, over time, gradually increase their THC concentration, and this may ultimately cause such products to exceed the 0.3% THC concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon Lifted and the trading price of our common stock.

The price of cannabinoid raw materials could spike as demand for cannabinoid-infused products increases dramatically

Although considerable additional hemp acreage is being developed around the country, which is expected to increase the supply of CBD isolate, distillate and water-soluble CBD, the demand for these raw materials is also growing dramatically, and any spike in the price of these raw materials could materially adversely affect Lifted and the trading price of our common stock.

Target companies may not be of the same caliber company as previous acquisitions, or target companies' management may not fit well into our corporate culture

If we acquire a company that is not of the same caliber company as previous acquisitions, or if we acquire a company that does not have management that is as high energy as our management, or for whatever reason the management of the acquired company does not fit in well with the rest of our team, we may become less attractive for potential investors, future acquisition targets may be uninterested in merging into our Company, and the overall camaraderie among the players in our Company may disappear, which could materially adversely affect our Company and the price of our stock.

Lifted and target companies may be unable to keep pace with rapid industry, technological and market changes

Lifted and target companies may be unable to keep pace with rapid industry, technological and market changes that could affect Lifted's and target companies’ services, products and businesses, which could materially adversely affect our Company and the trading price of our common stock.

Large competitors are expected to enter the CBD-infused product industry

We expect that over the next few years several major chain stores, other retailers, beverage and other consumer products companies, and distributors, with tremendous financial resources will emerge to compete against Lifted and target companies in the cannabinoid-infused products industry. Lifted and target companies may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger companies, which could materially adversely affect our Company and the trading price of our common stock.

Regulatory risks related to alcohol

We purchased 4.99%,of CBD-infused beverage maker Ablis, and of craft distillers Bendistillery and Bend Spirits. Two of those companies produce and sell alcohol. Federal, state, local, and foreign authorities regulate how companies produce, store, transport, distribute, and sell products containing alcohol and distilled spirits. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part. In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in most non-U.S. jurisdictions where craft distillers Bendistillery and Bend Spirits sell their products. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States. Laws of each nation define distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state are required in connection with the lawful selling of liquor. As 4.99%, owner of craft distillers Bendistillery and Bend Spirits, we are impacted by the regulatory risks relating to the production and sale of alcohol which is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause Bendistillery, Bend Spirits and target companies to incur material additional costs or liabilities, and jeopardize the growth of their businesses in any affected market. For instance, federal, state, or local governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit Bendistillery's, Bend Spirits' and target companies’ opportunities to reach consumers or sell products. It is conceivable that television, newspaper, magazine, and/or internet advertising for beverage alcohol products could be limited or banned completely. Increases in regulation of this nature could substantially reduce consumer awareness of the products of Bendistillery, Bend Spirits and target companies in the affected markets and make the introduction of new products more challenging. The impact of increased taxation on alcohol and distilled spirits may have additional negative financial impacts on Bendistillery, Bend Spirits and target companies.

Alcoholic beverage sales are subject to slowdowns and are seasonal

Bendistillery, Bend Spirits and target companies are involved in the sale of a variety of distilled alcoholic beverages including vodka, whiskey and gin, and their sales of such beverages are subject to occasional slowdowns and are seasonal. Also, some health-conscious consumers are reducing or eliminating their alcohol consumption entirely. These factors could adversely affect the value of our ownership interest in those companies, which could materially adversely affect our Company and the trading price of our common stock.

Alcoholic beverage distributors are powerful and control much of the marketplace

Bendistillery, Bend Spirits and target companies distribute their distilled alcoholic beverages through a limited number of powerful distributors that control much of the marketplace for alcoholic beverages. The loss of such distributors, or disruptions to the operations of such distributors, could adversely affect the value of our ownership interest in those companies, which could materially adversely affect our Company and the trading price of our common stock.

The Oregon Liquor Control Commission has jurisdiction over our directors, officers and significant shareholders

Due to our minority ownership interest in Bendistillery and Bend Spirits, the Oregon Liquor Control Commission ("OLCC") has jurisdiction over our directors, officers and significant shareholders. If the OLCC were to refuse to approve any of our directors, officers or significant shareholders, it could disrupt our management and corporate governance, which could materially adversely affect our Company and the trading price of our common stock. Our new directors Nicholas S. Warrender and Kevin J. Rocio have not yet been approved by the OLCC.

Increases in labor costs could harm Lifted's and target companies' businesses

The U.S. in general, and Bend, Oregon in particular, are experiencing very low unemployment, and higher minimum wages, which generally results in rising labor costs. Such rising labor costs are adversely affecting the expenses of Ablis, Bendistillery and Bend Spirits, and may adversely affect the expenses of Lifted and target companies' businesses, which could materially adversely affect our Company and the trading price of our common stock.

We cannot predict the effect of inquiries from and/or actions by the DEA, the FDA, state attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of Lifted's and target companies’ products

Lifted and target companies are subject to the risks of investigations and/or enforcement actions by the DEA, the FDA, state attorneys general and/or other government and/or quasi-governmental agencies relating to the advertising, marketing, promotion, ingredients, usage and/or sale of their products. If an inquiry by the DEA, the FDA, a state attorney general or other government or quasi-government agency finds that Lifted's or target companies’ products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, Lifted or target companies may become subject to fines, product reformulations, container changes, changes in the usage or sale of Lifted's or target companies’ products, changes in their advertising, marketing and promotion practices, and/or injunctions on the sale of the products, each of which could have a material adverse effect on our business, financial condition or results of operations and on the trading price of our common stock.

We may be required to obtain DEA and/or FDA certifications and/or approvals in order to conduct business

Lifted and target companies may be required to obtain and maintain DEA and/or FDA certifications and/or approvals in order to conduct business involving cannabinoids, food, other edibles, and non-prescription cannabinoid formulations. These certifications and/or approvals may not be obtainable, or obtaining and maintaining them may involve enormous expenditures of time and money for consultants, studies, facilities, compliance and other matters. Failure to obtain and maintain all necessary certifications and approvals, or the enormous expenditures of time and money associated with obtaining and maintaining all necessary certifications and approvals, could have a material adverse effect on our business, financial condition or results of operations and on the trading price of our common stock.

Litigation regarding Lifted's and target companies’ products, and related unfavorable media attention, could expose Lifted and target companies to significant liabilities and reduce demand for their products

From time to time third parties may claim that certain statements made in Lifted's and target companies’ advertisements and/or on the labels of their products were false and/or misleading or otherwise not in compliance with standards applicable to food, other edibles, or non-prescription cannabinoid formulations under local, state or federal law, and/or that their products are not safe. Pending or threatened product-related litigation could consume significant financial and managerial resources and result in decreased demand for Lifted's and target companies’ products, significant monetary awards against Lifted and target companies, and injury to Lifted's and target companies' reputations. This could have a material adverse effect on our Company and the trading price of our common stock.

Criticism of Lifted's and target companies’ products and/or criticism or a negative perception of Lifted's and target companies’ industries, could adversely affect Lifted and target companies

Unfavorable reports on the health effects or pricing of Lifted's and target companies’ products, including product safety concerns, whether generated by scientists, government regulators, industry groups, or on social media could have an adverse effect on Lifted's and target companies’ businesses, financial conditions and results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Vape, E-liquid and E-cigarette product risks

Some of Lifted's and target companies’ inhalable products may contain nicotine. However, according to the U.S. Surgeon General, besides nicotine, e-cigarettes in some cases can contain harmful and potentially harmful ingredients, including, ultrafine particles that can be inhaled deep into the lungs, flavorants such as diacetyl, a chemical linked to serious lung disease, volatile organic compounds, and heavy metals, such as nickel, tin, and lead. There is a risk that Lifted and target companies could be targeted by regulators or consumers with claims that their products are unsafe.

The market for CBD vapes and cartridges is currently subjected to prohibitions of certain products in certain jurisdictions in response to deaths and illnesses that have occurred and that are apparently associated with vaping. These various prohibitions and regulations may have a material adverse effect on Lifted's and target companies’ financial condition, operating results, liquidity, cash flow and operational performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted's and target companies’ inability to innovate successfully and to provide new cutting edge products could adversely affect Lifted's and target companies’ businesses and financial results

Lifted's and target companies’ ability to compete in their highly competitive industries and to achieve their business growth objectives depends, in part, on their ability to develop new products and packaging. The success of their innovation, in turn, depends on their ability to identify consumer trends and cater to consumer preferences. If they are not successful in our innovation activities, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Changes in consumer preferences may reduce demand for some of Lifted's and target companies’ products

Lifted's and target companies’ industries are subject to changing consumer preferences and shifts in consumer preferences may adversely affect Lifted and target companies. Lifted's and target companies’ future success will depend, in part, upon their continued ability to develop and introduce different and innovative products that appeal to consumers. In order to retain and expand their market share, Lifted and target companies must continue to develop and introduce different and innovative products, although there can be no assurance of Lifted's and target companies’ ability to do so. There is no assurance that consumers will continue to purchase Lifted's and target companies’ products in the future. Product lifecycles for some brands, products and/or packages may be limited to a few years before consumers’ preferences change. The products Lifted and target companies currently market are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for Lifted and target companies. Lifted and target companies may be unable to achieve volume growth through product and packaging initiatives. Lifted and target companies may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, Lifted and target companies may be unable to address or anticipate changes in consumer shopping preferences. If Lifted's and target companies’ revenues decline, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Any expansion of Lifted and target companies outside of the United States exposes Lifted and target companies to uncertain conditions and other risks in international markets

As Lifted's and target companies’ growth strategy includes expanding internationally, if Lifted and target companies are unable to expand distribution of their products outside the United States, their growth rate could be adversely affected. In many international markets, Lifted and target companies have limited operating experience and in some areas they have no operating experience. It is costly to establish, develop and maintain international operations and to develop and promote brands in international markets. Their percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. Lifted and target companies face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in their international markets; unfavorable foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on their ability to sell their products on a competitive basis in international markets and could have a material adverse effect on their businesses, financial conditions and results of operations. Also, their operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. This could have a material adverse effect on our Company and the trading price of our common stock.

Global or regional catastrophic events could impact Lifted's and target companies’ operations and affect their ability to grow their businesses

Lifted's and target companies’ businesses could be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where their products are distributed, the outbreak or escalation of armed hostilities, major natural disasters or widespread outbreaks of infectious diseases such as the coronavirus. Such events could impact the production and/or distribution of their products. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power, thereby reducing demand for their products. If they are unable to grow their businesses internationally as a result of these factors, their growth rate could decline. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may rely on laboratories, private label manufacturers, bottlers and other contract packers to manufacture their products. If Lifted and target companies are unable to maintain good relationships with their laboratories, private label manufacturers, bottlers and contract packers and/or their ability to manufacture their products becomes constrained or unavailable to them, their businesses could suffer

Lifted and target companies may not manufacture finished goods, but instead outsource manufacturing of their finished goods to laboratories, private label manufacturers, bottlers and other contract packers. As a result, in the event of a disruption and/or delay, Lifted and target companies may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, recently there has been a consolidation of co-packers.  If Lifted and target companies are unable to maintain good relationships with their largest co-packers, or if their costs of co-packing increase, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may rely on bottlers, distributors and white label manufacturers to distribute a portion of their products. If Lifted and target companies are unable to maintain good relationships with their existing bottlers, distributors and white label manufacturers, and/or secure such bottlers, distributors and white label manufacturers, their businesses could suffer

Many of Lifted's and target companies’ bottlers, distributors and white label manufacturers are affiliated with and manufacture and/or distribute other cannabinoid-infused products. In many cases, such cannabinoid-infused products compete directly with the Lifted's and target companies’ products.

Unilateral decisions could be taken by Lifted's and target companies’ bottlers, distributors and white label manufacturers, and by convenience and gas chains, grocery chains, specialty chain stores, club stores and other customers, to discontinue carrying certain or all of Lifted's and target companies’ products that they are carrying at any time, which could cause Lifted's and target companies’ businesses to suffer.

The marketing efforts of Lifted's and target companies’ distributors are important for Lifted's and target companies’ success. If Lifted's and target companies’ brands prove to be less attractive to Lifted's and target companies’ existing bottlers, distributors and white label manufacturers, or if Lifted and target companies fail to attract additional bottlers, distributors and white label manufacturers, and/or if Lifted's and target companies’ bottlers, distributors and white label manufacturers do not market, promote and distribute Lifted's and target companies’ products effectively, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel and/or costs of co-packing could harm Lifted's and target companies’ businesses

The costs and availability of the raw materials used by Lifted and target companies are subject to fluctuations. For certain terpenes, flavors, formulas and other products purchased from third-party suppliers, these suppliers own the proprietary rights to certain of their products. Lifted and target companies do not have possession of the list of the ingredients or formulas used in the production of certain of their products and certain of their blended concentrates, and Lifted and target companies may be unable to obtain comparable products from alternative suppliers on short notice. Industry-wide shortages of certain products have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of Lifted's and target companies’ products. In addition, certain of Lifted's and target companies’ co-packing arrangements may allow such co-packers to increase their fees based on certain of their own cost increases. The prices of any of the above or any other raw materials or ingredients may continue to rise or may rise in the future. Lifted and target companies may or may not be able to pass any of such increases on to their customers. In recent years, the United States has imposed tariffs on many products and goods imported from China and certain other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs. In addition, some of these raw materials, including certain sizes of cans, are available from limited suppliers. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted's and target companies’ failure to accurately estimate demand for their products could adversely affect their businesses and financial results

Lifted and target companies may not correctly estimate demand for their existing products and/or new products. Their ability to estimate demand for their products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If Lifted and target companies materially underestimate demand for their products or are unable to secure sufficient ingredients or raw materials or experience difficulties with their co-packing arrangements, including production shortages or quality issues, they might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain raw materials and products have been and could, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. Such shortages could interfere with and/or delay production of certain of their products and could have a material adverse effect on their business and financial results. This could have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies do not maintain sufficient inventory levels, if Lifted and target companies are unable to deliver their products to their customers in sufficient quantities, and/or if Lifted and target companies’ customers’ or retailers’ inventory levels are too high, Lifted and target companies’ operating results could be adversely affected

If Lifted and target companies do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, their inventory levels may be inadequate and their results of operations may be negatively impacted. If Lifted and target companies fail to meet their shipping schedules, Lifted and target companies could damage their relationships with distributors and/or retailers, increase their distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver their products on a timely basis, Lifted and target companies need to maintain adequate inventory levels of the desired products. If the inventory of their products held by their distributors and/or retailers is too high, they will not place orders for additional products, which could unfavorably impact Lifted's and target companies’ future sales and adversely affect their operating results. This could have a material adverse effect on our Company and the trading price of our common stock.

The costs of packaging supplies are subject to price increases from time to time, and Lifted and target companies may be unable to pass all or some of such increased costs on to their customers

Lifted's and target companies’ packaging suppliers may increase the costs they charge Lifted and target companies for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies. If the costs of these packaging supplies increase, Lifted and target companies may be unable to pass these costs along to their customers through corresponding adjustments to the prices they charge, which could have a material adverse effect on their results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies encounter product recalls, their businesses may suffer and they may incur material losses

Lifted and target companies may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled or otherwise materially non-compliant with applicable regulatory requirements. Material product recalls could adversely affect Lifted's and target companies’ profitability and their brand images. Lifted and target companies may not maintain recall insurance. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to payments-related risks

Lifted and target companies may accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options Lifted and target companies offer to their customers, Lifted and target companies may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of their payments products), as well as fraud. For certain payment methods, including credit and debit cards, Lifted and target companies pay interchange and other fees, which may increase over time and raise their operating costs and lower profitability. Lifted and target companies may rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt Lifted's and target companies’ businesses if these companies become unwilling or unable to provide these services to Lifted and target companies. Lifted and target companies may also be subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Lifted and target companies to comply. If Lifted and target companies fail to comply with these rules or requirements, or if Lifted and target companies’ data security systems are breached, compromised, or otherwise unable to detect or prevent fraudulent activity, Lifted and target companies may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and may lose their ability to accept credit and debit card payments from their customers, process electronic funds transfers, or facilitate other types of online payments, and Lifted's and target companies’ businesses and operating results could be adversely affected. Lifted and target companies may also subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If Lifted and target companies were found to be in violation of applicable laws or regulations, Lifted and target companies could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services. All of these points could have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies are not able to retain the full-time services of senior management, there may be an adverse effect on their operations and/or their operating performance until Lifted and target companies find suitable replacements

Lifted and target companies’ businesses are dependent, to a large extent, upon the services of their senior management. Lifted and target companies may not maintain key person life insurance on any members of their senior management. The loss of services of Lifted's and target companies’ senior management could adversely affect their businesses until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and Lifted and target companies may be unable to locate or employ such qualified personnel on acceptable terms. This could have a material adverse effect on our Company and the trading price of our common stock.

Climate change may negatively affect Lifted's and target companies’ businesses

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of cannabinoids and other ingredients used in Lifted's and target companies’ products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt Lifted's and target companies’ supply chains (including, without limitation, the availability of, and/or result in higher prices for, CBDs and other ingredients) and/or impact demand for Lifted's and target companies’ products. Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, may affect Lifted's and target companies’ operations and the operation of Lifted's and target companies’ supply chains and unfavorably impact the demand for, or Lifted's and target companies’ consumers’ ability to purchase, Lifted's and target companies’ products. The predicted effects of climate change may also result in challenges regarding availability and quality of water, or less favorable pricing for water, which could adversely impact Lifted's and target companies’ businesses and results of operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require Lifted and target companies to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on Lifted's and target companies’ businesses and results of operations. Sales of Lifted's and target companies’ products may also be influenced to some extent by weather conditions in the markets in which Lifted's and target companies operate. Weather conditions may influence consumer demand for certain of Lifted's and target companies’ products, which could have an effect on Lifted's and target companies’ operations, either positively or negatively. This could have a material adverse effect on our Company and the trading price of our common stock.

Potential changes in accounting standards or practices and/or taxation may adversely affect Lifted's and target companies’ financial results

Future changes in accounting standards or practices may have an impact on Lifted's and target companies’ financial results. New accounting standards could be issued that change the way Lifted and target companies record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect Lifted and target companies’ reported earnings. Increases in direct and indirect income tax rates could affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages) could affect Lifted's and target companies’ products’ affordability and reduce Lifted's and target companies’ sales. This could have a material adverse effect on our Company and the trading price of our common stock.

Fluctuations in Lifted's and target companies’ effective tax rates could adversely affect their financial conditions and results of operations

Lifted and target companies may be subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, Lifted and target companies may be subjected to audits for multiple tax years in various jurisdictions at once. At any given time, events may occur which change Lifted's and target companies’ expectations about how any such tax audits will be resolved and thus, there could be variability in Lifted's and target companies’ quarterly and/or annual tax rates, because these events may change Lifted's and target companies’ plans for uncertain tax positions. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, which imposes broad and complex changes to the U.S. tax code and may have tax implications for Lifted and target companies. This could have a material adverse effect on our Company and the trading price of our common stock.

Growth of operations will depend on the acceptance of Lifted's and target companies’ products and consumer discretionary spending

The acceptance of Lifted's and target companies’ cannabinoid-infused products by both retailers and by consumers is critically important to their success. Shifts in retailer priorities and shifts in user preferences away from Lifted's and target companies’ products, Lifted's and target companies’ inability to develop products that appeal to both retailers and consumers, or changes in Lifted's and target companies’ products that eliminate items popular with some consumers could harm their business. Also, their success will depend to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, Lifted and target companies may experience an inability to generate revenue during economic downturns or during periods of uncertainty, when users may decide to purchase products that are cheaper or to forego purchasing any type of Lifted's and target companies’ products, due to a lack of available capital. Any material decline in the amount of discretionary spending could have a material adverse effect on Lifted's and target companies’ sales, results of operations, business and financial condition. This could have a material adverse effect on our Company and the trading price of our common stock.

We cannot be certain that the products that Lifted and target companies offer will become, or continue to be, appealing and as a result there may not be any demand for these products and Lifted's and target companies’ sales could decrease, which would result in a loss of revenue. Additionally, there is no guarantee that interest in Lifted's and target companies’ products will continue, which could adversely affect Lifted's and target companies’ business and revenues

Demand for cannabinoid-infused products that Lifted and target companies sell depends on many factors, including the number of customers that Lifted and target companies are able to attract and retain over time, and the competitive environments in Lifted's and target companies’ industries. This may force Lifted and target companies to reduce prices below their desired pricing levels or increase promotional spending. Inability to anticipate changes in user preferences and to meet consumer’s needs in a timely and cost-effective manner all could result in immediate and longer term declines in the demand for the products Lifted and target companies plan to offer, which could adversely affect Lifted's and target companies’ sales, cash flows and overall financial conditions. This could have a material adverse effect on our Company and the trading price of our common stock.

Competition that Lifted and target companies face is varied and strong

Lifted's and target companies’ products and industries are subject to competition. There is no guarantee that Lifted and target companies can develop or sustain a market position or expand their businesses. We anticipate that the intensity of competition in the future will increase.

Lifted and target companies compete with a number of entities in providing products to their customers. Such competitor entities include: (1) a variety of large multinational corporations, including but not limited to companies that have established loyal customer bases over several decades; (2) companies that have an established customer base, and have the same or a similar business plan as Lifted and target companies do and may be looking to expand nationwide; and (3) a variety of other local and national companies with which Lifted and target companies either currently or may, in the future, compete.

Many of Lifted's and target companies’ current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and greater name and brand recognition than Lifted and target companies have. As a result, these competitors may have greater credibility with both existing and potential customers. They also may be able to offer more products and more aggressively promote and sell their products. Lifted's and target companies’ competitors may also be able to support more aggressive pricing than Lifted and target companies will be able to, which could adversely affect sales, cause Lifted and target companies to decrease their prices to remain competitive, or otherwise reduce the overall gross profit earned on Lifted's and target companies’ products. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted's and target companies’ industries require the attraction and retention of talented employees

Success in Lifted's and target companies’ industries does and will continue to require the acquisition and retention of highly talented and experienced individuals. Due to the growth in the cannabinoid industry, such individuals and the talent and experience they possess is in high demand. There is no guarantee that Lifted and target companies will be able to attract and maintain access to such individuals. If Lifted and target companies fail to attract, train, motivate and retain talented personnel, Lifted's and target companies’ businesses, financial conditions, and operating results may be materially and adversely impacted. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies depend on a limited number of suppliers of raw and packaging materials

Lifted and target companies rely upon a limited number of suppliers for raw and packaging materials used to make and package their products. Lifted's and target companies’ success will depend in part upon their ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets their requirements. The price and availability of these materials are subject to market conditions. Increases in the price of Lifted's and target companies’ products due to the increase in the cost of raw materials could have a negative effect on their business.

If Lifted and target companies are unable to obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments could occur which would have a material adverse effect on Lifted's and target companies’ businesses, financial conditions and results of operations. The supply and price of raw materials used to produce Lifted's and target companies’ products can be affected by a number of factors beyond Lifted's and target companies’ control, such as frosts, droughts, other weather conditions, economic factors affecting growing decisions, and various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on Lifted's and target companies’ businesses, financial conditions and results of operations. In addition, Lifted's and target companies’ results of operations are dependent upon their ability to accurately forecast their requirements of raw materials. Any failure by Lifted and target companies to accurately forecast their demand for raw materials could result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect their results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies depend on a small number of retailers for a significant portion of their sales

Retailers across all channels in the U.S. and other markets have been consolidating, increasing margin demands of brand suppliers, and increasing their own private brand offerings, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist Lifted's and target companies’ price increases and demand lower prices. They also have leverage to require Lifted and target companies to provide larger, more tailored promotional and product delivery programs. If Lifted and target companies and their distributor partners do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, Lifted's and target companies’ product availability, sales and margins could suffer. Certain retailers make up an important percentage of Lifted's and target companies’ products’ retail volume, including volume sold by Lifted's and target companies’ distributor partners. Some retailers also offer their own private label products that compete with some of Lifted's and target companies’ brands. The loss of sales of any of Lifted's products by a major retailer could have a material adverse effect on our business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies depend on third party manufacturers for a portion of their businesses

A portion of Lifted's and target companies’ sales revenue is dependent on third party manufacturers that Lifted and target companies do not control. The majority of these manufacturers’ business comes from producing and/or selling either their own products or their competitors’ products. As independent companies, these manufacturers make their own business decisions. They may have the right to determine whether, and to what extent, they manufacture Lifted's and target companies’ products, Lifted's and target companies’ competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to their brands. In many cases, they are able to terminate their manufacturing arrangements with Lifted and target companies without cause. Lifted and target companies may need to increase support for their brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond Lifted's and target companies’ control, and Lifted's and target companies’ business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third party manufacturers. Any of these factors could negatively affect Lifted's and target companies’ business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Failure of third-party distributors upon which Lifted and target companies rely could adversely affect their businesses

Lifted and target companies rely heavily on third party distributors for the sale of a portion of their products to retailers. The loss of a significant distributor could have a material adverse effect on Lifted's and target companies’ businesses, financial conditions and results of operations. Lifted's and target companies’ distributors may also provide distribution services to competing brands, as well as larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger companies. Lifted's and target companies’ independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. There can be no assurance that Lifted's and target companies’ distributors will continue to effectively market and distribute Lifted's and target companies’ products. The loss of any distributor or the inability to replace a poorly performing distributor in a timely fashion could have a material adverse effect on Lifted's and target companies’ businesses, financial conditions and results of operations. Furthermore, no assurance can be given that Lifted and target companies will successfully attract new distributors as they increase their presence in their existing markets or expand into new markets. This could have a material adverse effect on our Company and the trading price of our common stock.

Disruptions to production at Lifted's and target companies’ manufacturing and distribution facilities could occur

Disruptions in production at Lifted's and target companies’ manufacturing facilities could have material adverse effects on their businesses. In addition, disruptions could occur at any of Lifted's and target companies’ other facilities or those of Lifted's and target companies’ suppliers or distributors. The disruptions could occur for many reasons, including fire, natural disaster, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect Lifted's and target companies’ business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to seasonality related to sales of their products

Lifted's and target companies’ businesses may be subject to substantial seasonal fluctuations. Lifted's and target companies’ operating results for any particular quarter may not necessarily be indicative of any other results. If for any reason Lifted and target companies’ sales were to be substantially below seasonal norms, Lifted's and target companies’ annual revenues and earnings could be materially and adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may fail to comply with applicable government laws and regulations

Lifted and target companies are subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of their businesses including the manufacture, safety, labeling, transportation, advertising and sale of their products. Violations of these laws or regulations in the manufacture, safety, labeling, transportation and advertising of their products could damage their reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on Lifted's and target companies’ beverages and their ingredients could increase in their costs. Regulatory focus on the health, safety and marketing of beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of Lifted's and target companies’ products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to Lifted's and target companies’ products. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies face various operating hazards that could result in the reduction of their operations

Lifted and target companies’ operations are subject to certain hazards and liability risks faced by beverage, food and edibles companies that manufacture and distribute drink products, food and other edibles, such as defective products, contaminated products and damaged products. The occurrence of such problems could result in a costly product recall and serious damage to Lifted's and target companies’ reputations for product quality, as well as potential lawsuits. Although Lifted and target companies sometimes may maintain insurance against certain risks under various general liability and product liability insurance policies, no assurance can be given that their insurance (if any) will be adequate to fully cover any incidents of product contamination or injuries resulting from their operations and their products. Lifted and target companies may not be able to continue to maintain insurance (if any) with adequate coverage for liabilities or risks arising from their business operations on acceptable terms. Even if the insurance (if any) is adequate, insurance premiums could increase significantly which could result in higher costs for Lifted and target companies. This could have a material adverse effect on our Company and the trading price of our common stock.

Litigation and publicity concerning product safety or quality, health, human and workplace rights, and other issues could damage Lifted's and target companies’ brand image and corporate reputation, and may adversely affect Lifted's and target companies’ results of operations, business and financial conditions

Lifted's and target companies’ success depends on their ability to build and maintain the brand images for their existing products, new products and brand extensions and maintain their corporate reputations. There can be no assurance that their advertising, marketing and promotional programs and their commitments to product safety and quality and human rights will have the desired impact on their products’ brand image and on consumer preference and demand. Product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, Lifted's and target companies’ brand images or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving their products or those of their competitors) and proposed or new legislation affecting their industries. In addition, from time to time, there may be public policy endeavors that are either directly related to Lifted's and target companies’ products and packaging or to their businesses. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts.

Similarly, Lifted's and target companies’ sponsorship relationships could subject Lifted and target companies to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations or individuals Lifted and target companies sponsor or support.  Likewise, campaigns by activists connecting Lifted and target companies, or their supply chains, with human and workplace rights issues could adversely impact Lifted's and target companies’ corporate images and reputations. Allegations, even if untrue, that Lifted and target companies are not respecting one or more of the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by Lifted's and target companies’ suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to Lifted's and target companies’ products, water usage, environmental impact, labor relations or the like could negatively affect Lifted's and target companies’ overall reputations and brand images, which in turn could have negative impacts on Lifted's and target companies’ products’ acceptance by consumers.

Lifted and target companies could also incur significant liabilities, if lawsuits or claims result in decisions against them, or litigation costs, regardless of the result. Further, any litigation may cause Lifted's and target companies’ key employees to expend resources and time normally devoted to the operations of their businesses. This could have a material adverse effect on our Company and the trading price of our common stock.

It is difficult and costly for Lifted and target companies to protect their proprietary rights

Lifted's and target companies’ commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of their products and brands, as well as successfully defending that intellectual property against third-party challenges, which they might not be able to do. Lifted and target companies will only be able to protect their intellectual property related to their trademarks, patents and brands to the extent that they have rights under valid and enforceable trademarks, patents or trade secrets that cover their products and brands, which they might not have. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of their intellectual property (if any). Accordingly, Lifted and target companies cannot predict the breadth of claims that may be allowed or enforced in their issued trademarks or their issued patents (if any). The degree of future protection for their proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect their rights or permit them to gain or keep their competitive advantage. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in their loss of significant rights and the assessment of treble damages

From time to time Lifted and target companies may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect Lifted and target companies negatively. For example, were a third party to succeed on an infringement claim against Lifted and target companies, Lifted and target companies may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, Lifted and target companies could face an injunction, barring them from conducting the allegedly infringing activity. The outcome of the litigation could require Lifted and target companies to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or Lifted and target companies may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against Lifted and target companies may require them to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible. In the case of diagnostic tests, Lifted and target companies would also need to include non-infringing technologies which would require Lifted and target companies to re-validate their tests. Any such re-validation, in addition to being costly and time consuming, may be unsuccessful.

Finally, Lifted and target companies may initiate claims to assert or defend their own intellectual property against third parties. Any intellectual property litigation, irrespective of whether Lifted and target companies are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert Lifted's and target companies’ management’s attention from their businesses and negatively affect their operating results or financial condition. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to claims by third parties asserting that Lifted's and target companies’ employees or Lifted and target companies have misappropriated the third parties’ intellectual property, or claiming ownership of what Lifted and target companies regard as their own intellectual property

Although Lifted and target companies try to ensure that they, their employees, and independent contractors do not use the proprietary information or know-how of others in their work for Lifted and target companies, they may be subject to claims that they, their employees, or independent contractors have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to Lifted's and target companies’ trademarks, as well as claims that their employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, Lifted and target companies may be forced to bring claims against third parties, or defend claims they may bring against Lifted and target companies, to determine the ownership of what Lifted and target companies regard as their intellectual property. If Lifted and target companies fail in prosecuting or defending any such claims, in addition to paying monetary damages, Lifted and target companies may lose valuable intellectual property rights or personnel. Even if Lifted and target companies are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management. This could have a material adverse effect on our Company and the trading price of our common stock.

We will not control businesses in which we own a minority equity ownership interest

We will not control any business in which we own a minority equity ownership interest, such as Ablis, Bendistillery and Bend

Spirits. We can provide no assurance that the owner of the majority equity ownership interest of such business will be able to manage such business successfully. A failure by the controlling owner of a company in which we own a minority equity ownership interest could materially adversely affect our Company and the trading price of our common stock.

Under US generally accepted accounting principles (US GAAP), we will not be able to consolidate our financial statements with the financial statements of companies in which we own minority equity ownership interests

Under US GAAP, we will use the cost method to account for our minority equity ownership interests in businesses in which we own less than 20% of equity ownership, and have no substantial influence over the management of the businesses. Under the cost method of accounting, we will report the historical costs of the investments as assets on our balance sheet. However, US GAAP does not permit the consolidation of our financial statements with the financial statements of companies in which we own minority equity ownership interests. US GAAP also requires us to record these types of investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As such, we will not be allowed to consolidate into our financial statements any portion of the revenues, earnings or assets of companies in which we own minority equity ownership interests such as Ablis, Bendistillery and Bend Spirits. Moreover, even if there is evidence that the fair market values of the investments have increased above their historical costs, US GAAP does not allow increasing the recorded values of the investments. Under US GAAP, the only adjustments that may be made to the historical costs of the investments are write downs of the values of the investments, which must be made if there is evidence that the fair market values of the investments have declined to below the recorded historical costs. As a result of these effects of US GAAP, potential buyers of our stock may be confused because they may not be able to immediately understand the financial results and the values of the minority ownership interests that we have in certain businesses such as Ablis, Bendistillery and Bend Spirits. This situation could materially adversely affect our Company and the trading price of our common stock.

We may not be able to exit from minority equity ownership interests

We may not be able to exit from minority equity ownership interests in companies such as Ablis, Bendistillery and Bend Spirits on acceptable terms, if at all. Because our minority equity ownership interests will not allow us to control the management, operations, and direction of the businesses, a potential sale or other exit from such investment may be extremely difficult or impossible to achieve on acceptable terms, if at all. The owners of the majority equity ownership interests in such businesses may refuse to cooperate with such a sale or exit, or may engage in business practices including but not limited to inflated salaries, stock dilution, or other behavior that would result in our minority equity ownership interests having an extremely limited or non-existent market. Such a situation could materially negatively affect our Company and the trading price of our common stock.

We may not be able to properly brand our Company

Because we intend to acquire equity ownership interests in many different Canna-Infused Products Companies, with a range of products, packaging, names and cultures, we may not be able to properly brand our Company or properly represent all of the companies in which we are invested. Consumers and potential investors may have difficulty assimilating all of our diverse business interests, and consequently may not give these equity ownership interests proper valuations. Even if we change the name of our Company to a name that more properly reflects our focus on acquiring equity ownership interests in Canna-Infused Products Companies, such a name change may not be embraced by consumers or potential investors. This situation could materially negatively affect our Company and the trading price of our common stock.

We may not be able to properly market our cannabinoid-infused products

Marketing our cannabinoid-infused products properly will require a great deal of marketing expertise, an extensive and trained staff, and large amounts of marketing dollars. Our marketing expertise and experience is limited, our staff size and training is limited, and we lack large amounts of marketing dollars. A failure or inability to properly market our cannabinoid-infused products could materially adversely affect our Company and the trading price of our common stock.

We may not be able to properly manage multiple businesses

We may not be able to properly manage multiple businesses in the cannabinoid-infused products industry. Managing multiple businesses would be more complicated than managing a single line of business, and would require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses could materially adversely affect our Company and the trading price of our common stock.

We may not be able to successfully integrate new acquisitions

Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate those companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, accounting software, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, accounting, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated Company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses could have a material adverse effect on our Company and the trading price of our common stock.

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in the cannabinoid-infused products industry or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (i) may be viewed as being illegal by the DEA or FDA, by state governments, or by other governmental or regulatory bodies and agencies; (ii) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (iii) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (iv) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (v) may have less predictable operating results; (vi) may from time to time be parties to litigation; (vii) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (viii) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and (ix) their financial statements may be unaudited, improperly prepared, and/or their internal financial controls may be inadequate or non-existent. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

We may not be able to identify good acquisitions in the future

There can be no assurance that we will be successful in locating acquisition candidates meeting our criteria in the future. In the event we complete a future merger or acquisition transaction, of which there can be no assurance, our success, if any, will be dependent upon the operations, financial condition and management of the target company, and upon numerous other factors beyond our control. If the operations, financial condition or management of the target company were to be disrupted or otherwise negatively impacted following a transaction, our Company and our common stock price would be negatively impacted.

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

Our investigation of potential acquisitions will be limited

Our analysis of new business opportunities will be undertaken by or under the supervision of our Investment Committee. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our Investment Committee, such potential business opportunities or ventures by conducting a “due diligence investigation”. In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target company’s products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our Investment Committee to personally meet with management and key personnel of target companies, ask questions regarding the target companies’ prospects, tour facilities, and conduct other reasonable investigation of the target companies to the extent of our limited financial resources and management and technical expertise. Any failure of our typical due diligence investigation to uncover issues and problems relating to target companies could materially adversely affect our Company and the trading price of our common stock.

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

We will be dependent on outside advisors to assist us

In order to supplement the business experience of management, we may employ investment bankers, accountants, technical experts, appraisers, attorneys, independent contractors or other consultants or advisors. The selection of any such advisors will be made by management and without any control from shareholders. Additionally, it is anticipated that such persons may be engaged by us on an independent basis without a continuing fiduciary or other obligation to us. This could have a material adverse effect on our Company and the trading price of our common stock.

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

The management of companies we acquire may lose their enthusiasm or entrepreneurship after the sale of their businesses

We can give no assurance that the management of future companies we acquire will have the same level of enthusiasm for operating their businesses following their acquisition by us; or, if they cease performing services for the acquired businesses, that we will be able to install replacement management with the same skill sets and determination. There also is always a risk that management of companies we acquire will attempt to reenter the market and possibly seek to recruit some of our employees. This could materially adversely affect our business and the trading price of our common stock.

RISK FACTORS RELATING TO ACCOUNTING AND INTERNAL FINANCIAL CONTROLS

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

ITEM 2.  PROPERTIES

Acquired Sales Corp. and Lifted own no real property.

Acquired Sales Corp. is currently provided rent-free office space by our Chief Executive Officer, Gerard M. Jacobs, at 31 N. Suffolk Lane, Lake Forest, Illinois 60045.

Lifted’s corporate office, manufacturing facility and warehouse is located in Zion, Illinois, where Lifted has rented 3,300 square feet of space under a lease that terminates in June 2021. Lifted has plans to expand its operations in Zion as opportunities arise.

Acquired Sales Corp. pays the phone, facsimile, internet, travel and other business expenses of our Chief Executive Officer Gerard M. Jacobs, of our President and Chief Financial Officer, William C. Jacobs, CPA, who is the son of Gerard M. Jacobs, and of our Chief Operating Officer Nicholas S. Warrender.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are currently not aware of any such legal proceedings or claims involving Acquired Sales that we believe will have a material adverse effect on our business, financial condition or operating results.

However, please refer to “The Lifted Made Business, Description of Legal Proceedings” above, for information about the two pending lawsuits that involve Lifted, one in which Lifted is the defendant, and the other in which Lifted is the plaintiff. Depending upon the outcome of these two pending lawsuits that involved Lifted, there could be a material adverse effect on Acquired Sales’ business, financial condition and operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol AQSP on the OTC Markets as a “Pink Current Information” issuer. Our shares infrequently trade and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock.

(1)The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 23, 2020, a total of 6,627,124 shares of Acquired Sales Corp.’s common stock were outstanding and there were 246 holders of record of Acquired Sales Corp.’s common stock.

There are 645,000 shares of common stock of the Company designated as contingent deferred stock that will be issued on February 24, 2023 subject to certain conditions and requirements.

Also, the Company has Series A Convertible Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, to date, the Company has accepted subscriptions from accredited investors to purchase 100,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

As of March 8, 2020, in addition to our outstanding common stock, we have issued (a) options to purchase 1,176,698 shares of common stock between $0.001 and $2.00 per share, (b) warrants to purchase 409,921 shares of common stock at $1 per share, (c) rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share, (d) financing warrants to purchase 31,250 shares of common stock at $0.03 per share, (e) warrants to purchase 475,000 shares of common stock at $5.00 per share, and (f) warrants to purchase 1,820,000 shares of our common stock at an exercise price of $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share: of these, rights to purchase warrants to purchase 1.25 million shares of our commons stock are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 1,820,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,175,000 shares of our common stock are vested and may be exercised at any time through February 24, 2025 in the sole discretion of the holder. The remaining warrants to purchase 645,000 shares of our common stock are subject to certain conditions and requirements.

Dividends

Dividends on Series A Convertible Preferred Stock – The Company has authorized 400,000 shares of its Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of common stock. The Series A Convertible Preferred Stock pays dividends at the rate of 3% annually. The Series A Convertible Preferred Stock dividends are cumulative if the Company does not have the necessary cash to pay the dividend when due. The Series A Convertible Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series A Convertible Preferred Stock have no voting rights. The holders of the Series A Convertible Preferred Stock have voluntary conversion rights. Shares of Series A Convertible Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Convertible Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Convertible Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company.

On August 2, 2019, the Company filed a Form S-1 Series A Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. The Series A Registration Statement has not yet been approved by the SEC..

As of December 31, 2019, the Company has accrued a liability of $145,018 as dividends payable to holders of the Series A Convertible Preferred Stock. Dividends have been declared by the Board of Directors, and the Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability and has set aside in a separate bank account an amount that is sufficient to cover the estimated dividends payable on the Series A Convertible Preferred Stock during 2020.

Dividends on Series B Convertible Preferred Stock – The Company has authorized 5,000,000 shares of its Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock may be converted into one share of common stock. The Series B Convertible Preferred Stock pays dividends at the rate of 3% annually. The Series B Preferred Stock dividends are cumulative if the Company does not have the necessary cash to pay the dividend when due. The Series B Convertible Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $7.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series B Convertible Preferred Stock have no voting rights. The holders of the Series B Convertible Preferred Stock shall have voluntary conversion rights. Shares of Series B Convertible Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $9.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

On June 28, 2019, we commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Convertible Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, the Company has accepted subscriptions from three accredited investors to purchase 90,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $450,000 in cash, convertible at the option of the holder into 90,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

As of December 31, 2019, the Company has accrued a liability of $5,741 as dividends payable to holders of the Series B Convertible Preferred Stock. Dividends have been declared by the Board of Directors, and the Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability and has set aside in a separate bank account an amount that is sufficient to cover the estimated dividends payable on the Series B Convertible Preferred Stock during 2020.

Dividends on Common Stock – We have never declared or paid a cash dividend to common stock holders, and do not foresee paying one in the near future. Any future decisions regarding dividends to our common stockholders will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends to our common stockholders in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends to our common stockholders, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends to our common stockholders, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities; Issuance of Warrants to Purchase Common Stock to Officers and Directors

Prior to June 2019, Gerard M. Jacobs had not received any salary or consulting fees for his services as our Chief Executive Officer for more than ten years. And, our directors have not received any monthly or annual fees for their service as directors of Acquired Sales for more than ten years. In November 2014, the officers and directors of the Company were awarded the right to purchase, directly or using a designee, for an aggregate price of $2 per director: (a) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $0.01 per share all of which are vested; and (b) warrants to purchase an aggregate of 1.35 million shares of common stock of the Company at an exercise price of $1.85 per share, 100,000 of which warrants are vested, and 1.25 million of which warrants are subject to the condition that the Company shall have acquired at least one of certain properties beneficially owned by Vincent J. Mesolella and/or Gerard M. Jacobs (the “Mesolella/Jacobs Properties”).

As discussed in our prior public filings, we have attempted to acquire one or more of the Mesolella/Jacobs Properties. The Mesolella/Jacobs Properties are parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to AQSP. One of the Mesolella/Jacobs Properties was also partly owned by an affiliate of our Chief Executive Officer, Gerard M. Jacobs. Discussions among Messrs. Mesolella and Jacobs and our independent directors have made it highly likely that we will never purchase any of the Mesolella/Jacobs Properties.

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Convertible Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Convertible Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Convertible Preferred Stock will receive an annual dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Convertible Preferred Stock.

On June 28, 2019, the Company commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Convertible Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, the Company has accepted subscriptions from accredited investors to purchase 100,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

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

Basis of Presentation

Our Company has a history of recurring losses, which has resulted in an accumulated deficit of $15,392,552 as of December 31, 2019. Additionally, prior to acquisition of Lifted on February 24, 2020, our Company had no sources of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

This MD&A section discusses our Company’s results of operations, liquidity and financial condition and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Overview

Please refer to “Description of the Business of Acquired Sales Corp.” under “ITEM 1. BUSINESS” for information.

Liquidity and Capital Resources

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2019 and December 31, 2018, as well as our Company’s cash flows for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Current Assets	$ 4,594,512	$ -
Current Liabilities	189,243	338,622
Working Capital	4,405,269	(338,622)

	For the Years Ended
	December 31,
	2019	2018
Net Cash Used in Operating Activities	$ (611,502)	$ (32,172)
Net Cash Used in Investing Activities	(2,096,200)	-
Net Cash Provided by Financing Activities	7,092,631	32,172

Comparison of the balance sheet at December 31, 2019 and December 31, 2018

At December 31, 2019, we had cash and cash equivalents of $4,384,929; in comparison, at December 31, 2018, we had cash and cash equivalents of $0.

At December 31, 2019, we had prepaid expenses of $9,583 related to the prepayment of professional services and consulting fees; in comparison, at December 31, 2018, we had no prepaid expenses.

Total current assets at December 31, 2019 of $4,594,512 were adequate for us to acquire Warrender Enterprise Inc. d/b/a Lifted Liquids, and to fund current operations. In comparison, at December 31, 2018, we had total current assets of $0.

Our other assets include our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. We also have a note receivable of $200,000 due to us from CBD Lion LLC.

Current liabilities of $189,243 at December 31, 2019 consisted of $6,985 in accounts payable for professional fees, $31,500 in accounts payable to CBD Lion LLC for reimbursement of professional fees, $145,017 in Series A convertible preferred stock dividends payable to preferred stockholders, and $5,741 in Series B convertible preferred stock dividends payable to preferred stockholders. Current liabilities at December 31, 2018 of $338,622 primarily consisted of accounts payable to related parties of $193,000 and trade accounts payable of $113,450. Accounts payable to related parties consisted mainly of liabilities for independent contractor fees payable to William C. “Jake” Jacobs, CPA, who now is the Company’s President and Chief Financial Officer and is the son of the Company’s Chief Executive Officer, Gerard M. Jacobs, and expense reimbursements to William C. “Jake” Jacobs and Gerard M. Jacobs.

On June 21, 2016, a company affiliated with Gerard M. Jacobs, our Chief Executive Officer, made a non-interest bearing loan of $4,000 to the Company, which is payable upon demand. The $4,000 note payable to the company affiliated with Gerard M. Jacobs was still outstanding at December 31, 2018.

The Company had an accumulated deficit of $15,392,552 and $14,005,689 as of December 31, 2019 and 2018, respectively.

Comparison of operations for the year ended December 31, 2019 to the year ended December 31, 2018

The Company did not generate revenue from continuing operations during the years ended December 31, 2019 and 2018.

Stock compensation expense of $874,154 was recognized during the year ended December 31, 2019. Of this, $833,446 related to the value of 402,900 warrants to purchase unregistered shares of common stock of the Company issued to brokers for the capital raised for the Company by the brokers. The difference, $40,708, was the value of a total of 14,042 warrants to purchase unregistered shares of common stock of the Company, issued to two finders (7,021 warrants were issued to each finder) in regard to the purchase of 4.99% of the stock of Ablis. In comparison, stock compensation expense of $72,500 was recognized during the year ended December 31, 2018. As background: on April 1, 2018, we issued to director James S. Jacobs and to William C. Jacobs, then an independent contractor and now our President and Chief Financial Officer, rights to purchase warrants, for an aggregate purchase price of $2.00, an aggregate of 250,000 shares of common stock of the Company (40,000 to James S. Jacobs, and 210,000 to William C. Jacobs), at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. We recorded total stock compensation expense of $72,500 related to these rights to purchase warrants; this consists of $11,600 of stock compensation for the rights to purchase warrants issued to James S. Jacobs, and $60,900 of stock compensation for the rights to purchase warrants issued to William C. Jacobs.

Selling, general and administrative expenses primarily consist of advertising, filing fees, travel expenses, phone, office supplies, internet and hotspot expense, meals and entertainment, and other less material accounts. Selling, general and administrative expenses were $64,734 for the year ended December 31, 2019, compared to $11,299 for the year ended December 31, 2018, an increase of $53,435.

Consulting and independent contractor fees consisted of the fees paid to the Company’s CEO Gerard M. Jacobs and to the Company’s President and CFO William C. “Jake” Jacobs. Consulting and independent contractor fees of $112,500 were paid during the year ended December 31, 2019, compared to $60,000 paid during the year ended December 31, 2018, an increase of $52,500.

During the year ended December 31, 2019, the Company incurred a net loss of $1,236,105. During the year ended December 31, 2018, the Company incurred a net loss of $220,621.

Net cash used in operating activities was $611,502 for the year ended December 31, 2019, compared to $32,172 net cash used in operating activities for the year ended December 31, 2018. Net cash used in operating activities in 2019 was primarily for professional fees and independent contractor and consulting fees. Net cash used in operating activities in 2018 was primarily used for professional fees.

Net cash used in investing activities was $2,096,200 for the year ended December 31, 2019; net cash used in investing activities was $0 for the year ended for the year ended December 31, 2018. Net cash used in investing activities in 2019 related to our $399,200 investment in Ablis, our $1,497,000 investment in Bendistillery and Bend Spirits, and our $300,000 loan to CBD Lion LLC, of which $200,000 was outstanding at December 31, 2019.

Net cash provided by financing activities was $7,092,631 during the year ended December 31, 2019. In comparison, net cash provided by financing activities was $32,172 during the year ended December 31, 2018.

Net cash increased by $4,384,929 during the year ended December 31, 2019; in comparison, during the year ended December 31, 2018, the amount of cash stayed the same, and the Company had $0 in unrestricted cash at December 31, 2018.

As of December 31, 2019, we had no revenue-generating subsidiaries. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2019 of $15,392,552. We plan to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company. Please note that on February 24, 2020, we acquired 100% of the ownership interests in Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids).

Critical Accounting Policies

Critical accounting policies are discussed in Note 1 of the financial statements accompanying this annual report.

The Company’s Investments in Ablis, Bendistillery and Bend Spirits

On April 30, 2019, the Company purchased 4.99% of the common stock of each of Ablis, Bendistillery and Bend Spirits, for an aggregate purchase price of $1,896,200. The Company’s investments in Ablis, Bendistillery and Bend Spirits made the Company a minority owner of these companies. As a minority owner, the Company will not be able to recognize any portion of Ablis’, Bendistillery’s or Bend Spirits’ revenues or earnings in the Company’s financial statements.

Pursuant to US GAAP, the Company is obligated to periodically review its investments. The Company has limited ability to comment on these companies’ operations and financial performance. The Company’s ability to review the financial performance of its investment in these companies is limited: the financial statements of these companies are not audited; the Company is not active in the management of these companies; and these companies have only held one meeting of their boards of directors since the closing of our investment.  Consequently, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies, and to reviews of unaudited financial statements that are delivered to us on an irregular basis.

Based on the financial and non-financial information regarding the year ended December 31, 2019, that the management of Ablis, Bendistillery and Bend Spirits provided to the Company in a conference call held on March 9, 2020, the Company has concluded that an impairment of its investment in these companies as of December 31, 2019 is not warranted. The factors that led the Company to the conclusion that an impairment of its investment in these companies has of December 31, 2019 is not warranted includes, among other things: positive sales trends during recent months; indications of the Companies’ ability to maintain profitability; and certain initiatives that are being undertaken by these companies in regard to leadership, sales representatives, and product distribution and pricing.

CBD Lion LLC

On August 8, 2019, the Company made an unsecured $300,000 loan to Lion (the “Loan”) evidenced by a promissory note (the “Note”) in connection with the proposed Merger Agreement with Lion. Per the terms of the Note, if the Transaction did not close and the merger agreement were terminated, then the Loan was to be repaid by Lion to the Company in six equal monthly installments of principal, together with accrued interest at the rate of 6% per year, with the first such installment due and payable by Lion to the Company on the first day of the first calendar month following the termination of the merger agreement. The Merger Agreement was terminated by the Company on November 14, 2019 and the Note became payable. During December 2019, the principal of the Note was repaid by Lion down to $200,000, and Lion also paid the accrued interest on the Note of $6,945.

Due to termination of the Merger Agreement, and per Section 5.15(b) of the Merger Agreement, as of December 31, 2019 the Company owed CBD Lion $31,500 for reimbursement of professional fees related to the audit of CBD Lion.

This left Lion with a net balance owed to the Company of $168,500 as of December 31, 2019. In March 2020, Lion and the Company agreed that the repayment of such $168,500 will be made in eleven equal monthly installments of principal due and payable by Lion to the Company on the first day of each calendar month starting on April 1, 2020, and that no additional interest will accrue. Imputed interest on the remaining amounts owed by Lion to the Company will be evaluated during the first quarter of 2020.

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

Acquisition of Real Estate in Rhode Island

As discussed in our prior public filings, we have attempted to acquire one or more of the Mesolella/Jacobs Properties. The Mesolella/Jacobs Properties are parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to AQSP. One of the Mesolella/Jacobs Properties was also partly owned by an affiliate of our Chief Executive Officer, Gerard M. Jacobs.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2019 and December 31, 2018 begins on page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, William C. Jacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, William C. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2019.

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

During December 2019, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2019 was not effective. Management identified the following material weaknesses as of December 31, 2019:

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

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of December 31, 2019.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Series A Convertible Preferred Stock

We have designated 400,000 shares of Series A Convertible Preferred Stock of which 66,150 shares are currently issued and outstanding. Each share of Series A Preferred Stock may be converted into 100 shares of common stock. The Series A Convertible Preferred Stock pays dividends at the rate of 3% annually. The Series A Convertible Preferred Stock dividends are cumulative if we do not have the necessary cash to pay the dividend when due. The Series A Convertible Preferred Stock dividends shall cease to accrue at such time as our Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series A Convertible Preferred Stock have no voting rights. The holders of the Series A Convertible Preferred Stock have voluntary conversion rights. Shares of Series A Convertible Preferred Stock are subject to Mandatory Conversion (in the discretion of the Company) at such time as our Common Stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

Series B Convertible Preferred Stock

We have designated 5,000,000 shares of Series B Convertible Preferred Stock of which 100,000 shares are currently issued and outstanding. On June 28, 2019, we commenced an offering, on an any-or-all basis, to sell shares of preferred stock strictly to purchasers who are verified accredited investors pursuant to the safe-harbor exemption set out in Regulation D, Rule 506(c). The offering contemplates the sale of restricted “Series B Preferred Stock”. The principal amount of the offering is $25,000,000, which may be increased by any amount in the sole discretion of the Company. The proposed primary terms of the Series B Preferred Stock include a $5.00 per share purchase price, conversion rights into one share of common stock for each share of Series B preferred stock, and dividends at the rate of 3% annually. The proposed Series B Preferred Stock dividends are cumulative if the Company does not have the necessary cash to pay the dividend when due. The proposed Series B Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $7.00 per share or higher for 20 consecutive trading days after the first date that the registration statement covering the common shares of the company into which the Company's Series B Preferred Stock can be converted (the "Series B Registration Statement") is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The proposed Series B Preferred Stock shall have no voting rights. The holders of the proposed Series B Preferred Stock shall have voluntary conversion rights. Shares of the proposed Series B Preferred Stock shall be subject to Mandatory Conversion (in the discretion of the Company) at such time as the Company’s Common Stock has closed at $9.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days. As of December 10, 2019, we have accepted subscriptions from four accredited investors in private placements to purchase 100,000 shares of the Series B Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holders into an aggregate of 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 9, 2020:

Name	Age	Position
Gerard M. Jacobs, JD	64	Chairman of the Board, Chief Executive Officer and Secretary
Nicholas S. Warrender	30	Vice Chairman of the Board and Chief Operating Officer
Vincent J. Mesolella	70	Lead Outside Director
Joshua A. Bloom, MD	64	Director
Thomas W. Hines, CPA, CFA	61	Director
James S. Jacobs, MD	66	Director
William C. "Jake" Jacobs, CPA	31	President, Chief Financial Officer and Treasurer
Michael D. McCaffrey, JD	74	Director
Richard E. Morrissy	65	Director
Kevin J. Rocio	56	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified.

Gerard M. Jacobs, J.D., age 64, is Chairman of our Board of Directors, Chief Executive Officer and Secretary of the Company. Mr. Jacobs has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its Chief Executive Officer and member of its board of directors until 2006. Under Mr. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. The company is now known as Inuvo Inc. (NYSE:MKT: INUV). Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, and served as its Chief Executive Officer and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. The company is now part of Sims Metal Management Ltd. (ASX trading symbol: SGM). Mr. Jacobs has also served as the lead outside director for America’s Car-Mart, Inc. (NASDAQ: CRMT) and Patient Home Monitoring Corp. (Toronto: PHM). We believe that Mr. Jacobs’ experience serving as the Chief Executive Officer of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

Mr. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Mr. Jacobs’ brother, James S. Jacobs, M.D., is also a member of our board of directors and William C. Jacobs, our President and Chief Financial Officer and Treasurer, is Gerard M. Jacobs’ son.

Gerard M. Jacobs earns base compensation from the Company at the rate of $100,000 per year. He is also entitled to participate in a company-wide management bonus pool. He is also entitled to certain bonuses and warrants pursuant to his compensation agreement with the Company. He is also entitled to reimbursement for all of his business-related expenses.

Nicholas S. Warrender, age 30, is Vice Chairman of our Board of Directors and Chief Operating Officer of the Company. Nicholas S. Warrender founded Lifted Made in 2015 and has served as CEO since. Nicholas S. Warrender is an expert in brand design and development and has a degree in Communications with a focus on Business and Cinematography from Carthage College. Previously, Nicholas S. Warrender was a recruited high school basketball player and successful DJ, performing music shows at prestigious clubs, such as the Viper Room.

Vincent J. Mesolella, age 70, has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and Chief Executive Officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Joshua A. Bloom, M.D., age 64, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha, Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases, Critical Care Medicine and in Hospice and Palliative Care. He has been employed by Froedtert South (formerly known as United Hospital System) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom served on the board of directors of Kenosha Health Services Corporation from 1993 to approximately 2010 and the board of Hospice Alliance, Inc. since 1994 and Medical Director there since 1998. He also served on the board of the Beth Israel Sinai Congregation 1998 to 2014, where he served as the President from 2004 until 2010. We believe that Dr. Bloom’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

Thomas W. Hines, CPA, CFA, age 60, has been a member of our board of directors since February 2019.  Mr. Hines is a Vice President with Lowery Asset Consulting. Previously, Mr. Hines served as the Executive Vice President at Good Harbor Financial, as the National Director of Financial Planning at The Northern Trust Company, and as a tax partner at Ernst & Young in the financial planning group. Mr. Hines is a Certified Public Accountant (CPA) and a Chartered Financial Analyst (CFA). Mr. Hines holds a Bachelor of Science degree in Accounting from Marquette University, and a Master of Science in Taxation from the University of Wisconsin-Milwaukee.  Mr. Hines has been featured in publications including Fortune, American Banker, and the Premier edition of Wealth magazine. We believe that Mr. Hines’ experience as a CPA and CFA, his intelligence and educational background, qualifies him to serve as a director of the Corporation. Mr. Hines has completed over 120 Triathlons, including the Hawaii Ironman World Championship.

James S. Jacobs, M.D., age 66, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that Dr. Jacobs’ experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

William C. “Jake” Jacobs, CPA, age 31, is President, Chief Financial Officer and Treasurer of the Company. Effective as of February 27, 2019, the Board appointed Mr. Jacobs, the son of our Company’s Chief Executive Officer Gerard M. Jacobs, to serve as the President, Chief Financial Officer and Treasurer of the Company. Prior to becoming President, Chief Financial Officer and Treasurer of the Company, Mr. Jacobs served as an independent contractor for the Company for the past several years. Previously, Mr. Jacobs worked in the Assurance Division of Ernst & Young (doing business as EY), auditing both publicly traded and privately held companies. Mr. Jacobs graduated from the University of Southern California, with a double major in Accounting and Business Administration with a concentration in Finance. In 2015, Mr. Jacobs won a Gold Medal at the United States of America Snowboard and Freeski Association (USASA) National Championships in the Boardercross Snowboard Senior (23-29) Men’s division.

William C. Jacobs earns base compensation from the Company at the rate of $100,000 per year. He is also entitled to participate in a company-wide management bonus pool. He is also entitled to certain bonuses and warrants pursuant to his compensation agreement with the Company. He is also entitled to reimbursement for all of his business-related expenses.

Michael D. McCaffrey, J.D., age 73, has been a member of our board of directors since July 2007. He is an attorney practicing in Irvine, California and specializing in commercial and business litigation. Mr. McCaffrey has tried more than 100 jury and non-jury trials, representing numerous large companies, institutional lenders, real estate developers, contractors and various public and private corporations, partnerships and sole proprietorships. He has had sole or primary responsibility for defense and prosecution of significant matters including real property secured transactions; real estate syndication/fraud; partnership disputes/accounting/dissolution actions; corporate control; insurance (policyholders’ interests and insurers’ interests); employment litigation; prosecution, defense and expert witness on professional liability claims involving attorneys and accountants; construction, including prosecution and defense of major defect cases; and various business tort cases. We believe that Michael D.

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

Richard E. Morrissy, age 65, has been a member of our board of directors since July 2007. Since August 2016, Mr. Morrissy has been working at the UIC Department of Medicine’s Section of Infectious Disease in a research clinic called Project WISH as Clinical Coordinator in Regulatory Affairs. Previously, Mr. Morrissy was the Senior Research Specialist at the Department of Surgery – CS within the UIC College of Medicine. Mr. Morrissy was a project coordinator for the School of Pharmacy. His duties included serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He also designed and led focus groups, designed and critiqued research surveys, and edited manuscripts and scientific journals. We believe that Mr. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation. He received a B.A. in History from Western Illinois University in 1976.

Kevin J. Rocio, age 56, has been a member of our board of directors since February 2020. Mr. Rocio is a seasoned award-winning real estate professional, including commercial, residential, finance and development. Mr. Rocio is a graduate of Elmhurst College and an immediate past board member of the Albany Park Community Center. In 2014, Mr. Rocio was accepted into the CCIM (Certified Commercial Investment Member) Institute, a recognized group of experts in the commercial and investment real estate industry. Most recent accolades received by Mr. Rocio include: the Chicago Defenders “Men of Excellence Award”, the Chicago Association of REALTORS Commercial Award, and the National Association of Realtors “National Commercial Award.”

There are no agreements or understandings for our officers or directors to resign at the request of another person, and neither our officers nor directors are acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Family Relationships

William C. “Jake” Jacobs, CPA, is the son of Gerard M. Jacobs, J.D. Gerard M. Jacobs, J.D. and James S. Jacobs, M.D. are brothers. There are no other family relationships among any of our officers or directors.

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

Board Composition and Committees

Our board of directors is currently composed of nine members: Messrs. Gerard M. Jacobs, J.D. (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, M.D., Thomas W. Hines, CPA CFA, James S. Jacobs, M.D., Michael D. McCaffrey, J.D., Richard E. Morrissy, and Kevin J. Rocio. Our board of directors has determined that Joshua A. Bloom, M.D., Thomas W. Hines, CPA, CFA, Michael D. McCaffrey, J.D., Richard E. Morrissy, Vincent J. Mesolella and Kevin J. Rocio are independent directors at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

Audit Committee and Audit Committee Financial Expert

We have an audit committee consisting of Joshua A. Bloom, M.D., Thomas W. Hines, CPA, CFA, Michael D. McCaffrey, J.D.,

Vincent J. Mesolella, Richard E. Morrissy and Kevin J. Rocio as members. We have not adopted an Audit Committee charter. Vincent J. Mesolella serves as our audit committee chairman and financial expert. Our audit committee performs the following functions including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

Board Meetings

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. In the year ended December 31, 2019, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

Nominating Committee

We have a nominating committee consisting of the following members: Joshua A. Bloom, M.D., Thomas W. Hines, CPA, CFA, Michael D. McCaffrey, J.D., Vincent J. Mesolella, Richard E. Morrissy. and Kevin J. Rocio. Michael D. McCaffrey, J.D., is the nominating committee Chairman.

Investment Committee

Our board of directors has appointed an Investment Committee currently consisting of our Chief Executive Officer Gerard M. Jacobs, J.D., our President and Chief Financial Officer William C. Jacobs, CPA, our Chief Operating Officer Nicholas S. Warrender, and our director Thomas W. Hines, CPA, CFA. Future acquisitions by the Company of direct equity ownership interests in any entity other than Lifted Ablis, Bendistillery and Bend Spirits will be subject to unanimous approval by such Investment Committee and to majority approval by the Board of Directors of the Company, provided that the requirement of unanimous approval by such Investment Committee will be terminated if the investors in the Series A Convertible Preferred Stock no longer hold 25% or more of their investment in the form of Preferred Stock or common stock of the Company following conversion, or if the Company’s common stock has closed at $10.00 per share or higher for 20 consecutive trading days and there have been on average at least 50,000 shares traded on each of those 20 consecutive trading days, or if 84 months have passed since the first date that the Series A Registration Statement is effective.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe all of our directors, executive officers and 10% holders have met all applicable filing requirements, except as follows: our directors and officers Gerard M. Jacobs, J.D., Vincent Mesolella, Joshua A. Bloom, M.D., Thomas W. Hines, CPA, CFA, James S. Jacobs, M.D.,, Michael D. McCaffrey, J.D., Richard E. Morrissy, Kevin J. Rocio, Nicholas S. Warrender, and William C. "Jake" Jacobs, have not filed a Form 3 or Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executives

As of December 31, 2019, we did experience cash flow events as a result of cash payments to our CEO, Gerard M. Jacobs, and to payments to our President and CFO William C. "Jake" Jacobs. We did not experience cash flow events as a result of cash payments to our Chief Operating Officer Nicholas S. Warrender, who joined our company on February 24, 2020. We have not provided retirement benefits or severance or change of control benefits to Gerard M. Jacobs, William C. "Jake" Jacobs, or Nicholas S. Warrender.

Name	Year	Fees Earned or Paid in Cash ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, JD, CEO (1)	2019	$ 52,500		-	-	-	-	-	$ 52,500
	2018	-		-	-	-	-	-	-
William C. "Jake" Jacobs, CPA	2019	$ 220,000		-	-	-	-	-	$ 220,000
President and CFO (2)	2018	-		$ 60,900	-	-	-	-	$ 60,900
Nicholas S. Warrender, COO (3)	2019	-	-	-	-	-	-	-	$ -
	2018	-	-	-	-	-	-	-	$ -

(1) Historically, our Chief Executive Officer Gerard M. Jacobs did not receive cash compensation. Effective as of June 19, 2019 through the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) on February 24, 2020, the Company paid Gerard M. Jacobs consulting fees of $7,500 per month. Effective February 24, 2020, Gerard M. Jacobs runs the Company’s operations on a full time basis as the Company's Chief Executive Officer pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above. Gerard M. Jacobs is also entitled to certain warrants and bonuses pursuant to his compensation agreement with the Company. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement" above.

As of December 31, 2018, we did not experience any cash flow events as a result of any payments to our Chief Executive Officer, Gerard M. Jacobs. We have not provided retirement benefits or severance or change of control benefits to Mr. Gerard M. Jacobs. Unexercised options or warrants issued as compensation held by our Chief Executive Officer at the years ended December 31, 2018 and 2019 are set out in the table below title “Outstanding Equity Awards At Fiscal Year End”. No equity awards were made to Gerard M. Jacobs during 2018 and 2019.

There were financing warrants issued to Gerard M. Jacobs in 2018 and 2019 for working capital loans that Gerard M. Jacobs made to the Company in those years. Please refer to the sections “Operating Loans 2018” and “Operating Loans 2019” below under the section titled “ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE”.

(2) Historically, our President and CFO William C. “Jake” Jacobs has worked for $5,000 per month. Effective as of June 19, 2019 through the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) on February 24, 2020, the Company paid William C. "Jake" Jacobs consulting fees of $5,000 per month. Effective February 24, 2020, William C. "Jake" Jacobs serves as the Company's President and CFO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above. William C. "Jake" Jacobs is also entitled to certain warrants and bonuses pursuant to his compensation agreement with the Company, described above. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement" above.

William C. "Jake" Jacobs was an independent contractor of the Company from May 2014 until February 4, 2019, when he was promoted to President, CFO and Treasurer of the Company. As an independent contractor, William C. "Jake" Jacobs earned fees of $5,000 per month, plus reimbursement for all of his business-related expenses. However, from May 2016 through 2018, William C. "Jake" Jacobs was not paid the independent contractor fees that he had earned, and he was not reimbursed for any of his business-related expenses, because the Company did not have the cash to pay him. All of the independent contractor fees that were owed to William C. "Jake" Jacobs but were not paid because the Company did not have the cash to pay him, plus reimbursement for all of his business related expenses, were fully paid to him during 2019 out of the proceeds of the sale of the Company's Series A convertible preferred stock. These independent contractor fees totaled $40,000 for May 2016 through December 2016, $60,000 for 2017, $60,000 for 2018 and $60,000 for 2019, for a grand total of $220,000.

On April 1, 2018, we issued to William C. "Jake" Jacobs the right to purchase warrants, for an aggregate purchase price of $1.00, an aggregate of 210,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. We recorded stock compensation expense of $60,900 for the rights to purchase warrants issued to William C. "Jake" Jacobs.

(3) We did not experience any cash flow events during 2018 or 2019 as a result of payments to our Chief Operating Officer, Nicholas S. Warrender, who joined our Company on February 24, 2020. Effective February 24, 2020, Nicholas S. Warrender serves as the Company's COO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal years ended December 31, 2019 and 2018.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joshua A. Bloom, MD	2019	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-
Gerard M. Jacobs, JD (1)	2019	$ 52,500	-	-	-	-	-	$ 52,500
	2018	-	-	-	-	-	-	-
James S. Jacobs, MD (2)	2019	-	-	-	-	-	-	-
	2018	-	$ 11,600	-	-	-	-	$ 11,600
Michael D. McCaffrey, JD	2019	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-
Vincent J. Mesolella	2019	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-
Richard E. Morrissy	2019	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-
Thomas W. Hines, CPA, CFA	2019	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-

(1) Please refer to the section above “Compensation of Executives” for information about Gerard M. Jacobs’ compensation.

(2) On April 1, 2018, we issued to director James S. Jacobs the right to purchase warrants, for an aggregate purchase price of $1.00, an aggregate of 40,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. We recorded stock compensation expense of $11,600 for the rights to purchase warrants issued to James S. Jacobs.

Compensation Discussion and Analysis

Employment Agreements

At December 31, 2019, we had no full-time paid employees and had not yet entered into long term executive or non-executive employment agreements.

Historically, the Company’s CEO Gerard M. Jacobs ran the Company’s operations on a part-time basis and was compensated with equity. Gerard M. Jacobs had not historically received cash compensation, and, historically, the Company’s President and CFO William C. “Jake” Jacobs had worked for $5,000 per month. Effective as of June 19, 2019 through the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) on February 24, 2020, the Company paid Gerard M. Jacobs and William C. "Jake" Jacobs consulting fees of $7,500 and $5,000 per month, respectively, in addition to reimbursing Gerard M. Jacobs and William C. "Jake" Jacobs for business-related expenses. Beginning February 24, 2002, upon the closing of the acquisition of Lifted, Gerard M. Jacobs, William C. "Jake" Jacobs and Nicholas S. Warrender have been compensated pursuant to the terms of their Executive Employment Agreements with the Company. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above. In addition, Gerard M. Jacobs and William C. "Jake" Jacobs are entitled to compensation pursuant to their compensation agreement with the Company. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement" above.

The Company regularly engages outside consultants, accountants, independent contractors and other professional service providers for purposes of providing services to the Company. The Company endeavors, where able, to issue warrants in lieu of cash compensation, so as to preserve capital where needed and limit cash risk exposure.

Historically, funding for the Company was sourced from management affiliates and their contacts, who collectively loaned several hundred thousands of dollars in the past many years. The Company limits cash compensation to directors and does not have a cash compensation policy. The Company believes that, given the extensive experience of Gerard M. Jacobs, and the rest of the board of directors, and the current opportunity cost factor for each of them, that the amount of historical compensation provided in the form of options and rights to purchase warrants to purchase shares of common stock is fair and reasonable for the Company.

Compensation Committee

Two of our directors, Chief Executive Officer Gerard M. Jacobs and Chief Operating Officer Nicholas S. Warrender, and our President and CFO William C. "Jake" Jacobs, have entered into employment agreements with the Company. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above. In the future, it is possible that other directors may serve us in another capacity and may receive compensation from us in connection with that service. We have a compensation committee consisting of Joshua A. Bloom, M.D., Thomas W. Hines, CPA, CFA, Michael D. McCaffrey, J.D., Vincent J. Mesolella, Richard E. Morrissy, and Kevin J. Rocio as members. Joshua A. Bloom, M.D. serves as the committee’s chairman.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for our Chief Executive Officer outstanding as of December 31, 2019. The options are exercisable at the respective prices listed below.

Outstanding Equity Awards At Fiscal Year End (see description of columns (a) through (j) below)
(a) (b) (c) (d) (e) (f) (g) (h) (i) (j) Gerard M. Jacobs, 605,000 - - $2.00 9/29/2021(k) - - - - CEO 471,698 - - $2.00 11/4/2020(k) - - - -

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

(k)  Triggered by the closing of the acquisition of Lifted on February 24, 2020, the terms of Gerard M. Jacobs' stock options granted by the Company to purchase shares of common stock of the Company which were set  to expire (unless previously exercised) during November 2020 or during September 2021, respectively, were  extended so that all of such stock options may be exercised by Gerard M. Jacobs at any time on or before  December 31, 2024. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement" above.

Also, simultaneously with the execution of an employment agreement on February 24, 2020, the Company issued to Gerard M. Jacobs or his designee(s) five-year warrants giving Gerard M. Jacobs or his designee(s) the right to purchase 250,000 shares of common stock of Acquired Sales Corp. exercisable at $5.00 per share, vesting upon the closing of Acquired Sales Corp.'s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids).

Also, simultaneously with the execution of an employment agreement, Acquired Sales Corp. issued to William C. Jacobs or his designee(s) five-year warrants giving William C. Jacobs or his designee(s) the right to purchase 225,000 shares of common stock of Acquired Sales Corp. exercisable at $5.00 per share, vesting upon the closing of Acquired Sales Corp.'s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 6,627,124 shares of common stock issued and outstanding.

Name	Number of Series A Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Series B Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage	Options/ Warrants Owned	Overall Voting Power	Overall Voting Power (%)
Nicholas S. Warrender (1)	-	0.00%	-	-	3,900,455	68.81%	200,000	4,100,455	30.96%
Gerard M. Jacobs (2)	-	0.00%	-	-	451,823	7.97%	2,307,948	2,759,771	20.83%
ZIE Partners LLC (3)	25,000	72.67%	-	-	-	0.00%	-	2,500,000	18.87%
William C. "Jake" Jacobs, CPA (4)	-	0.00%	-	-	400,000	7.06%	450,000	850,000	6.42%
Thomas W. Hines, CPA CFA (5)	5,400	15.70%	-	-	-	0.00%	100,000	640,000	4.83%
Vincent J. Mesolella (6)	-	0.00%	-	-	7,862	0.14%	630,000	637,862	4.82%
Daniel F. Terry, Jr. (7)	-	0.00%	-	-	572,000	10.09%	-	572,000	4.32%
Elana Knight (8)	4,000	11.63%	60,000	100.00%	-	0.00%	-	460,000	3.47%
Roberti Jacobs Family Trust (9)	-	0.00%	-	-	181,623	3.20%	-	181,623	1.37%
James S. Jacobs, M.D. (10)	-	0.00%	-	-	79,500	1.40%	75,000	154,500	1.17%
Joshua A. Bloom, M.D. (11)	-	0.00%	-	-	50,000	0.88%	80,000	130,000	0.98%
Michael D. McCaffrey (12)	-	0.00%	-	-	-	0.00%	105,000	105,000	0.79%
Richard E. Morrissy (13)	-	0.00%	-	-	25,000	0.44%	80,000	105,000	0.79%
Kevin J. Rocio (14)	-	0.00%	-	-	-	0.00%	50,000	50,000	0.38%
Total of All Officers, Directors, and Affiliates as a group (14 persons and/or entities)	34,400	100.00%	60,000	100.00%	5,668,263	100.00%	4,077,948	13,246,211	100.00%
Total Officers and Directors as a group (10 persons) (15)	5,400		0		5,486,640		4,077,948	10,104,588

(1)Nicholas S. Warrender serves as Vice Chairman and Chief Operating Officer, and he owns 3,900,455 shares of Acquired Sales Corp.'s common stock.  The address for Nicholas S. Warrender is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Warrender also owns a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share. At the closing of the Lifted Merger, 645,000 shares of unregistered common stock of the Corporation were designated as contingent deferred compensation (the "Deferred Contingent Stock") to certain persons specified by Mr. Warrender in a schedule delivered by him to the Corporation at the closing of the Merger (the "Deferred Contingent Stock Recipients"); Mr. Warrender was not one of the specified Deferred Contingent Stock Recipients, but subject to certain conditions and contingencies, some or all of such Deferred Contingent Stock may be forfeited by the Deferred Contingent Stock Recipients, and in such case such forfeited Deferred Contingent Stock will be issued to Mr. Warrender as additional Merger consideration.

(2)The address for Mr. Gerard M. Jacobs is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Gerard M. Jacobs, our Chairman, Chief Executive Officer, Secretary, and Treasurer has voting control over the following: (a) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (b) 100,000 Company shares owned by his affiliate Miss Mimi Corporation; (c) 170,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (d) 200 shares owned by his wife; (e) 605,000 options at $2.00 per share, the vesting of which occurred upon the closing of the merger with Cogility; (f) 471,698 options at $2.00 per share (originating from Cogility); (g) 750,000 warrants at $0.01 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00; and (h) 31,250 financing warrants at $0.03 per share. Also, simultaneously with the execution of an employment agreement, Acquired Sales Corp. issued to Gerard M. Jacobs or his designee(s) five-year warrants giving Gerard M. Jacobs or his designee(s) the right to purchase 250,000 shares of common stock of Acquired Sales Corp. exercisable at $5.00 per share, vesting upon the closing of Acquired Sales Corp.'s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids). The Company has issued to Mr. Jacobs rights to purchase 750,000 warrants at $1.85 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Vincent J. Mesolella, a Director of the Company; the Company has no intention to acquire any of such real estate properties, so these warrants are not included in the table above. Gerard M. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(3)Christian Zann is the Manager of ZIE Partners LLC. The address for ZIE Partners LLC is 31 N. Suffolk Lane, Lake Forest, IL 60045. ZIE Partners LLC owns 25,000 shares of Acquired Sales Corp.'s Series A Preferred Stock, convertible into 2,500,000 shares of Acquired Sales Corp.'s common stock.

(4) The address of William C. “Jake” Jacobs, CPA, is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Jacobs owns 200,000 shares of common stock of the Company. Also, simultaneously with the execution of an employment agreement, Acquired Sales Corp. issued to William C. Jacobs or his designee(s) five-year warrants giving William C. Jacobs or his designee(s) the right to purchase 225,000 shares of common stock of Acquired Sales Corp. exercisable at $5.00 per share, vesting upon the closing of Acquired Sales Corp.'s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids).

William C. Jacobs was one of the specified Deferred Contingent Stock Recipients and received 200,000 shares of Deferred Contingent Stock. William C. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 225,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(5)The address for Thomas W. Hines, CPA CFA, is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Hines owns 5,400 shares of preferred stock convertible into 540,000 shares of our common stock at $1.00 per share. Thomas W. Hines was also one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(6)The address for Mr. Vincent J. Mesolella is 27 Paddock Drive, Lincoln, Road Island 02865. Mr. Mesolella has voting control over the following: (a) 7,862 shares of our common stock; (b) 5,000 options at $2.00 per share; (c) 25,000 options exercisable at $0.001 per share, and (d) the right to purchase from the Company 500,000 warrants at $0.01 per share for an aggregate consideration of $1.00. The Company has issued to Mr. Mesolella rights to purchase 500,000 warrants at $1.85 per share, which Mr. Mesolella or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Mr. Mesolella; the Company has no intention to acquire any of such real estate properties, so these warrants are not included in the table above. Vincent J. Mesolella was also one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(7) The address for Mr. Daniel F. Terry, Jr., is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. Mr. Daniel F. Terry owns 572,000 shares of our stock.

(8)The address for Elana Knight is 31 N. Suffolk Lane, Lake Forest, IL 60045. Elana Knight owns 4,000 shares of Acquired Sales Corp.'s Series A Preferred Stock, convertible into 400,000 shares of Acquired Sales Corp.'s common stock. Elana Knight also owns 60,000 shares of Acquired Sales Corp.'s Series B Preferred Stock, convertible into 60,000 shares of Acquired Sales Corp.'s common stock.

(9)The address for the Roberti Jacobs Family Trust is 31 N. Suffolk Lane, Lake Forest, Illinois 60045. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Mr. Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Gerard M. Jacobs is one of the grantors of the trust corpus, Gerard M. Jacobs and his spouse Grace A. Roberti-Jacobs currently are the co-trustees, and Gerard M. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust owns 181,623 shares.

(10) The address for Dr. James S. Jacobs is 1785 Krameria Street, Denver, Colorado 80220. Dr. James S. Jacobs owns 79,500 shares of stock. He or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Dr. James S. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(11) The address for Dr. Joshua A. Bloom is 1520 South Main Street, Racine, Wisconsin 53403. Dr. Joshua A. Bloom owns 50,000 shares of stock. He also owns: (a) he holds options to purchase 5,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Dr. Joshua A. Bloom was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(12) The address for Mr. Michael D. McCaffrey is 10 Celano Court, Newport Coast, California 92657. Mr. Michael D. McCaffrey does not own any shares of stock. However: (a) he holds options to purchase 5,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 50,000 warrants at between $0.01 and $1.85 per share for an aggregate purchase price of $2.00. Mr. Michael D. McCaffrey was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(13) The address for Mr. Richard E. Morrissy is 117 South Euclid Avenue, Oak Park, Illinois 60302. Mr. Richard E. Morrissy owns 25,000 shares of stock. He also owns: (a) options to purchase 5,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Mr. Richard E. Morrissy was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(14) The address for Mr. Kevin J. Rocio is 31 N. Suffolk Lane, Lake Forest, IL 60045. Mr. Kevin J. Rocio was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(15) Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust and Mr. Gerard M. Jacobs and his affiliate Miss Mimi Corporation, and his spouse, collectively total 2,759,771 shares (which total includes unexercised options, warrants and the right to purchase warrants to purchase shares of our common stock, all of which may be exercised at any time in the discretion of the holder or his designee; but which total excludes the right to purchase warrants to purchase an aggregate of 750,000 shares of our common stock, which may not be exercised until a required performance contingency is met, which the Corporation does not expect will occur) which may be voted together (without any double counting). The other directors hold a total of 5,922,817 shares (which total includes unexercised options, warrants and rights to purchase warrants to purchase shares of our common stock which may be exercised at any time in the discretion of the holder or his designee; but which total excludes the right to purchase warrants to purchase an aggregate of 500,000 shares of our common stock, which may not be exercised until a required performance contingency is met, and which the Corporation does not expect will occur) which may be voted together (without any double counting).

COMPENSATION PLANS

Equity Compensation Plans

None.

Option Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes transactions since January 1, 2018 to which we have been a party and, in which:

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

Purchase of Warrants and Exercise of Such Warrants

On April 1, 2018, we issued to director Dr. James S. Jacobs, brother of Chief Executive Officer Gerard M. Jacobs, rights to purchase warrants, for a purchase price of $1.00, an aggregate of 40,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. Dr. James S. Jacobs purchased such warrants and immediately exercised such warrants on September 23, 2019.

On November 28, 2014, we granted director Dr. James S. Jacobs the right to purchase warrants, for a purchase price of $1.00, an aggregate of 25,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be fully exercisable on or prior to December 31, 2024. Dr. James S. Jacobs purchased such warrants and immediately exercised such warrants on September 23, 2019.

On November 28, 2014, we granted director Mr. Richard E. Morrissy the right to purchase warrants, for a purchase price of $1.00, an aggregate of 25,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be fully exercisable on or prior to December 31, 2024. Mr. Richard E. Morrissy purchased such warrants and immediately exercised such warrants on September 23, 2019.

On November 28, 2014, we granted director Dr. Joshua A. Bloom the right to purchase warrants, for a purchase price of $1.00, an aggregate of 25,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be fully exercisable on or prior to December 31, 2024. Dr. Joshua A. Bloom purchased such warrants and immediately exercised such warrants on September 23, 2019.

On April 1, 2018, we issued to then independent contractor and now our President and Chief Financial Officer William C. Jacobs, son of chief executive officer Gerard M. Jacobs, rights to purchase warrants, for a purchase price of $1.00, an aggregate of 210,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. On March 13th, 2019, William C. Jacobs exercised these warrants to purchase 200,000 shares of common stock of the company, and assigned the remaining 10,000 warrants to a third party.

Operating Loans 2018

On July 16, 2018 and November 12, 2018, Dr. Joshua A. Bloom, a member of our Board of Directors, loaned the Company $10,025 and $10,000, respectively, for working capital needs. The loans bear interest at 15% per annum. The loans are payable on demand by lender. There is a default rate of 18% interest in the event that the loans are not paid on demand. The loans are secured by all of the assets of the Company. These loans were fully repaid by the Company on March 13, 2019. In addition, the loan terms grant Dr. Bloom a total of 25,000 financing warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $0.03 per share at any time through July 16, 2023. Dr. Bloom exercised such financing warrants on September 23, 2019.

On July 18, 2018 and November 8, 2018, Gerard M. Jacobs, our Chief Executive Officer and a member of our Board of Directors, loaned the Company $4,766 and $6,000, respectively, for working capital needs. The loans bear interest at 15% per annum. The loans are payable on demand by lender. There is a default rate of 18% interest in the event that the loans are not paid on demand. The loans are secured by all of the assets of the Company. Such loans were fully repaid by the Company on March 13, 2019. In addition, the loan terms grant Mr. Jacobs a total of 12,500 financing warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $0.03 per share at any time through July 16, 2023.

Operating Loans 2019

On January 7, 2019, January 21, 2019 and February 6, 2019, Gerard M. Jacobs, our Chief Executive Officer and a member of our board of directors, loaned the Company $5,968, $804, and $8,000, respectively, for working capital needs. The loans bear interest at 15% per annum. The loans are payable on demand by lender. There is a default rate of 18% interest in the event that the loans are not paid on demand. The loans are secured by all of the assets of the Company. Such loans were fully repaid by the Company on March 13, 2019. In addition, the loan terms grant Mr. Jacobs a total of 18,750 financing warrants to purchase shares of common stock of Acquired Sales Corp., exercisable at $0.03 per share at any time through July 16, 2023.

Investment in Series A Preferred Stock

On February 27, 2019, director Thomas W. Hines purchased 5,400 shares of our Series A Preferred Stock convertible into 540,000 shares of our common stock at $1.00 per share.

Compensation Agreement and Executive Employment Agreements of Gerard M. Jacobs and William C. "Jake" Jacobs

Historically, our Chief Executive Officer Gerard M. Jacobs did not receive cash compensation. Historically, William C. "Jake" Jacobs was an independent contractor of the Company from May 2014 until February 4, 2019, when he was promoted to President, CFO and Treasurer of the Company. As an independent contractor, William C. "Jake" Jacobs earned fees of $5,000 per month, plus reimbursement for all of his business-related expenses. However, from May 2016 through 2018, William C. "Jake" Jacobs was not paid the independent contractor fees that he had earned, and he was not reimbursed for any of his business-related expenses, because the Company did not have the cash to pay him. All of the independent contractor fees that were owed to William C. "Jake" Jacobs but were not paid because the Company did not have the cash to pay him, plus reimbursement for all of his business related expenses, were fully paid to him during 2019 out of the proceeds of the sale of the Company's Series A convertible preferred stock. These independent contractor fees totaled $40,000 for May 2016 through December 2016, $60,000 for 2017, $60,000 for 2018 and $60,000 for 2019, for a grand total of $220,000.

Effective as of June 19, 2019 through the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) on February 24, 2020, the Company paid Gerard M. Jacobs and William C. "Jake" Jacobs consulting fees of $7,500 and $5,000 per month, respectively.

Effective February 24, 2020, Gerard M. Jacobs runs the Company’s operations on a full time basis as the Company's Chief Executive Officer pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. Effective February 24, 2020, William C. "Jake" Jacobs serves as the Company's President and CFO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above.

Gerard M. Jacobs and William C. "Jake" Jacobs are also entitled to certain warrants and bonuses pursuant to their compensation agreement with the Company. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement" above.

Effective February 24, 2020, Nicholas S. Warrender serves as the Company's COO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above.

Acquisition of Real Estate in Rhode Island

As discussed in our prior public filings, we have attempted to acquire one or more parcels of real estate in Rhode Island, referred to as the Mesolella/Jacobs Properties that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to the Company. One of the Mesolella/Jacobs Properties was also partly owned by an affiliate of our Chief Executive Officer, Gerard M. Jacobs. Discussions among Messrs. Mesolella and Jacobs and our independent directors have made it highly likely that we will never purchase any of the Mesolella/Jacobs Properties.

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

Our management has reviewed the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exceptions of Gerard M. Jacobs, J.D., Dr. James S. Jacobs, and Nicholas S. Warrender, is an “independent director”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 16, 2018, the Company engaged Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm.

The head of the Company’s Audit Committee and the Company’s CEO sign engagement letters with Fruci before Fruci does any audit or tax-related work for the Company. Fruci was approved to provide audit and tax services for the Company for the years ended December 31, 2018 and 2019.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

For the year ended December 31, 2019:For the year ended December 31, 2018:

Audit Fees: $18,100Audit Fees: $12,500

Audit-Related Fees: $4,950Audit-Related Fees: None

Tax Fees: $2,000Tax Fees: $2,000

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

Form 8-KMarch 4, 2019

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

4.4Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Acquired Sales Corp.

99.1Press Release Dated March 4, 2019

Form 10-KMarch 12, 2019

10.35.2James S. Jacobs Right to Purchase Warrant Agreement

10.37Security Agreement

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

Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 7, 2019

10.45Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 21, 2019

10.46

Common Stock Purchase Warrants – Gerard M. Jacobs – dated February 6, 2019

Form 8-KMay 1, 2019

10.49Stock Sale and Purchase Agreement among Ablis Holding Company, Ablis, Inc., James A. Bendis, Acquired Sales Corp., Gerard M. Jacobs and William C. “Jake” Jacobs

10.50Stock Purchase Agreement among Bendistillery Inc., Bend Spirits, Inc., Bendis Homes Pinehurst, LLC, James A. Bendis, Alan T. Dietrich, Acquired Sales Corp., Gerard M. Jacobs and William C. “Jake” Jacobs

Form 8-KMay 23, 2019

10.52Letter of Intent between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender Enterprise Inc. d/b/a Lifted Liquids and its owner

Form 8-KJune 26, 2019

10.53Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019

Form 8-KAugust 20, 2019

10.54Agreement and Plan of Merger – CBD Lion LLC

10.55$300,000 Promissory Note to CBD Lion LLC

Form 8-KJanuary 8, 2019

10.56Merger Agreement between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender

Enterprise Inc. d/b/a Lifted Liquids and its owners and exhibits A through D (Executive A: Executive Employment Agreement; Exhibit B: Stockholders Agreement; Exhibit C: Registration Rights Agreement; and Exhibit D: Promissory Note)

This Form

10-KMarch 30, 2020

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

ITEM 16. FORM 10–K SUMMARY

This Item is optional. We may provide summaries in future Form 10-K filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACQUIRED SALES CORP.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

(Chief Executive Officer)

Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

Principal Executive Officer

Date: March 30, 2020

By: /s/ William C. “Jake” Jacobs, CPA

William C. “Jake” Jacobs, CPA, President, Chief Financial Officer and Treasurer

Principal Financial Officer

Date: March 30, 2020

/s/ Nicholas S. Warrender

Nicholas S. Warrender

Director

Date: March 30, 2020

/s/ Vincent J. Mesolella

Vincent J. Mesolella

Director

Date: March 30, 2020

/s/ Joshua A. Bloom, M.D.

Joshua A. Bloom, M.D.

Director

Date: March 30, 2020

/s/ Thomas W. Hines, CPA CFA

Thomas W. Hines, CPA CFA

Director

Date: March 30, 2020

/s/ James S. Jacobs, M.D.

James S. Jacobs, M.D.

Director

Date: March 30, 2020

/s/ Michael D. McCaffrey

Michael D. McCaffrey

Director

Date: March 30, 2020

/s/ Richard E. Morrissy

Richard E. Morrissy

Director

Date: March 30, 2020

/s/ Kevin J. Rocio

Kevin J. Rocio

Director

Date: March 30, 2020

ACQUIRED SALES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Acquired Sales Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acquired Sales Corp. (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two-year then ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and did not generate revenue during 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Spokane, Washington

March 30, 2020

ACQUIRED SALES CORP.
BALANCE SHEETS
	December 31,
	2019	2018
ASSETS
Current Assets
Cash and Cash Equivalents	$ 4,384,929	-
Prepaid Expenses	9,583	-
Note Receivable from CBD LION	200,000
Total Current Assets	4,594,512	-
Investment in Ablis	399,200	-
Investment in Bendistillery and Bend Spirits	1,497,000	-
Total Assets	$ 6,490,712	$ -
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable - Related Party
Accounts Payable - Related Party - Payable to William C. Jacobs	$ -	$ 164,417
Accounts Payable - Related Party - Payable to Gerard M. Jacobs	-	24,583
Accounts Payable - Related Party - Payable to Other Related Party	-	4,000
Accounts Payable - Related Party	-	193,000
Accounts Payable	38,485	113,450
Notes Payable - Related Party
Notes Payable - Payable to Joshua A. Bloom	-	20,025
Notes Payable - Payable to Gerard M. Jacobs	-	10,766
Notes Payable - Related Party	-	30,791
Interest Payable - Related Party
Interest - Payable to Joshua A. Bloom	-	914
Interest - Payable to Gerard M. Jacobs	-	467
Interest Payable - Related Party	-	1,381
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	145,017	-
Series B Convertible Preferred Stock Dividends Payable	5,741	-
Preferred Stock Dividends Payable	150,758	-
Total Current Liabilities	$ 189,243	$ 338,622
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized;
out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2019, and 0 shares of Series A Convertible Preferred Stock were issued or outstanding at December 31, 2018; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 100,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2019, and 0 shares of Series B Convertible Preferred Stock were issued or outstanding at December 31, 2018

	166	-
Common Stock, $0.001 par value; 100,000,000 shares authorized; 2,726,669 and 2,369,648 shares outstanding at December 31, 2019 and December 31, 2018, respectively	2,727	2,370
Additional Paid-in Capital	21,691,128	13,664,697
Accumulated Deficit	(15,392,552)	(14,005,689)
Total Shareholders' Equity (Deficit)	6,301,469	(338,622)
Total Liabilities and Shareholders' Equity	$ 6,490,712	$ -
The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF OPERATIONS
	For the Years Ended
	December 31,
	2019	2018
Selling, General and Administrative Expenses	$ (64,734)	$ (11,299)
Stock Compensation Expense	(874,154)	(72,500)
Consulting and Independent Contractor Fees	(112,500)	(60,000)
Professional Fees	(211,543)	(37,767)
Loss From Operations	(1,262,931)	(181,566)
Gain on Settlement	29,196	-
Interest Income	25,628	-
Interest Expense	(27,998)	(39,055)
Total Other Income	26,826	(39,055)
Loss Before Provision for Income Taxes
Provision for Income Taxes	-	-
Net Loss	$ (1,236,105)	$ (220,621)

Basic and Diluted Net Loss per Share	$ (0.48)	$ (0.09)

Basic and Diluted Weighted Average Number of Common Shares Outstanding:	2,577,349	2,369,648

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	-	$-	2,369,648	$2,370	$13,554,524	$(13,785,068)	$(228,174)
Net Loss						$(20,068)	$(20,068)
Balance, March 31, 2018	-	$-	2,369,648	$2,370	$13,554,524	$(13,805,136)	$(248,242)
Stock Compensation Expense					$72,500		$72,500
Net Loss			-	-	-	$(91,401)	$(91,401)
Balance, June 30, 2018	-	$-	2,369,648	$2,370	$13,627,024	$(13,896,537)	$(267,143)
Issuance of warrants to purchase common stock					$4,550		$4,550
Net Loss						$(34,807)	$(34,807)
Balance, September 30, 2018	-	$-	2,369,648	$2,370	$13,631,574	$(13,931,344)	$(297,400)
Net Loss					$33,123	$(74,345)	$(41,222)
Balance, December 31, 2018	-	$-	2,369,648	$2,370	$13,664,697	$(14,005,689)	$(338,622)

Balance, December 31, 2018	-	$-	2,369,648	$2,370	$13,664,697	$(14,005,689)	$(338,622)
Exercise of rights to purchase warrants to purchase shares of common stock			210,000	$210	$1,892		$2,102
Issuance of warrants to purchase common stock					$26,773		$26,773
Issuance of Series A Convertible Preferred Stock for cash	29,900	$30			$2,989,970		$2,990,000
Series A Preferred Stock dividend payable						$(18,552)	$(18,552)
Net Loss			-	-		$(44,440)	$(44,440)
Balance, March 31, 2019	29,900	$30	2,579,648	$2,580	$16,683,332	$(14,068,681)	$2,617,261

Issuance of Series A Convertible Preferred Stock for cash	36,250	$36			$3,624,964		$3,625,000
Stock Compensation Expense					$834,186		$834,186
Series A Preferred Stock dividend payable						$(26,425)	$(26,425)
Net Loss			-	-		$(896,815)	$(896,815)
Balance, June 30, 2019	66,150	$66	2,579,648	$2,580	$21,142,482	$(14,991,921)	$6,153,207
Exercise of warrants			147,021	$147	$8,778		$8,925
Issuance of Series B Convertible Preferred Stock for cash	90,000	$90			$449,910		$450,000
Series A Preferred Stock dividend payable						$(50,020)	$(50,020)
Series B Preferred Stock dividend payable						$(2,232)	$(2,232)
Stock Compensation Expense					$37,961		$37,961
Net Loss						$(146,466)	$(146,466)
Balance, September 30, 2019	156,150	$156	2,726,669	$2,727	$21,639,131	$(15,190,639)	$6,451,375
Issuance of Series B Convertible Preferred Stock for cash	10,000	$10			$49,990		$50,000
Series A Preferred Stock dividend payable						$(50,020)	$(50,020)
Series B Preferred Stock dividend payable						$(3,509)	$(3,509)
Stock Compensation Expense					$2,007		$2,007
Net Loss						$(148,384)	$(148,384)
Balance, December 31, 2019	166,150	$166	2,726,669	$2,727	$21,691,128	$(15,392,552)	$6,301,469

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
Cash Flows From Operating Activities
Net Loss	$(1,236,105)	$(220,621)
Adjustments to Reconcile Loss to Net Cash Used in Operating Activities:
Stock Compensation Expense	874,154	72,500
Financing Cost - Issuance of Warrants to Purchase Common Stock	26,773	37,673
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(9,583)	-
Accounts Payable to Related Parties	(191,776)	71,251
Accounts Payable	(74,965)	7,025
Net Cash Used in Operating Activities	(611,502)	(32,172)
Cash Flows From Investing Activities
Investment in Ablis	(399,200)	-
Investment in Bendistillery and Bend Spirits	(1,497,000)	-
Receipt of CBD Lion Loan Repayments	100,000
Loan to CBD Lion	(300,000)	-
Net Cash Used in Investing Activities	(2,096,200)	-
Cash Flows From Financing Activities
Financing Cost - Proceeds From Borrowing Under Notes Payable to Related Parties	14,772	30,791
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Parties	(45,562)	-
Financing Cost - Repayment of Interest Payable to Related Parties	(2,606)	-
Financing Cost - Interest Payable to Related Parties	-	1,381
Exercise of Warrants	11,027	-
Issuance of Series A Convertible Preferred Stock	6,615,000	-
Issuance of Series B Convertible Preferred Stock	500,000	-
Net Cash Provided by Financing Activities	7,092,631	32,172
Net Increase/(Decrease) in Cash	4,384,929	-
Cash and Cash Equivalents at Beginning of Year	-	-
Cash and Cash Equivalents at End of Year	$4,384,929	$-

	For the Years Ended
	December 31,
	2019	2018
Supplemental Cash Flow Information
Cash paid for interest	$2,606	$-
Cash paid for income taxes	$-	$-

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

Our business involves acquiring all or a portion of operating businesses involving the manufacture, sale and distribution of cannabinoid-infused products such as beverages, lotions, oils, hemp joints and cigarettes, tinctures, bath bombs, balms, body washes, gummies, food, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). In order to consummate a particular acquisition of a Canna-Infused Products Company, management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such Canna-Infused Products Company, for example operating businesses and/or assets involving distilled spirits, beer, wine, paraphernalia and real estate.

To date, we have acquired 100% of the ownership interests in one Canna-Infused Products Company d/b/a Lifted Made, 4.99% of the ownership interests in a second Canna-Infused Products Company called Ablis Holding Company ("Ablis"), and 4.99% of the ownership interests in two other businesses that manufacture distilled spirits called Bendistillery Inc. ("Bendistillery") and Bend Spirits, Inc. ("Bend Spirits").

For more information, please refer to “Description of the Business of Acquired Sales Corp.” and to "The Lifted Made Business" under the section “ITEM 1. BUSINESS” above.

Use of Estimates – The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include the allowance for doubtful accounts, inventory write-downs, estimated useful lives of property, plant and equipment, valuation allowance on deferred income tax assets and the fair value of stock options.

Cash and Cash Equivalents – Cash and cash equivalents as of December 31, 2019 and 2018 included cash on-hand. Cash equivalents are considered all accounts with an original maturity date within 90 days. Cash equivalents are carried at cost.

Notes Receivable – Notes receivable are classified on the balance sheet based on their maturity date.

Fair Value of Financial Instruments – The carrying amount of the financial instruments, which principally include cash, notes  receivables, accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments.

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Investments – Under US GAAP, the Company uses the cost method to account for our minority equity ownership interests in businesses in which the Company owns less than 20% of equity ownership, and have no substantial influence over the management of the businesses. Under the cost method of accounting, the Company reports the historical costs of the investments as assets on its balance sheet. However, US GAAP does not permit the consolidation of its financial statements with the financial statements of companies in which the Company owns minority equity ownership interests. US GAAP also requires the Company to record these types of investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As such, the Company will not be allowed to consolidate into its financial statements any portion of the revenues, earnings or assets of companies in which it owns minority equity ownership interests such as Ablis, Bendistillery and Bend Spirits. Moreover, even if there is evidence that the fair market values of the investments have increased above their historical costs, US GAAP does not allow increasing the recorded values of the investments. Under US GAAP, the only adjustments that may be made to the historical costs of the investments are write downs of the values of the investments, which must be made if there is evidence that the fair market values of the investments have declined to below the recorded historical costs.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2019 and 2018:

	For the Year Ended
	December 31,
	2019	2018
Net Loss	$ (1,236,105)	$ (220,621)
Weighted-Average Shares Outstanding	2,577,349	2,369,648

Basic and Diluted Earnings Loss per Share	$ (0.48)	$ (0.09)

At December 31, 2019, there were outstanding options to purchase 1,586,619 shares of common stock at between $0.001 and $2.00 per share, (b) rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share, and (c) financing warrants to purchase 31,250 shares of common stock at $0.03. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for the rights to purchase warrants to purchase 1.25 million shares of our commons stock, are not exercisable until a performance contingency is met.

At December 31, 2019, the Company had Series A Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, the Company has accepted subscriptions from four accredited investors to purchase 100,000 shares of Series B Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company. None of these are including in the diluted earnings calculation, given they are considered antidilutive.

In comparison, at December 31, 2018, there were outstanding options to purchase 1,186,132 shares of common stock at between $0.001 and $0.60 per share, (b) rights to purchase warrants to purchase 2,950,000 shares of common stock at between $0.01 and $1.85 per share, and (c) financing warrants to purchase 37,500 shares of common stock at $0.03. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for the rights to purchase warrants to purchase 1.25 million shares of our commons stock, are not exercisable until a performance contingency is met.

Recent Accounting Pronouncements – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact of ASU 2019-12 on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The accounting for any hosting contract is unchanged. ASU 2018-15 is effective on January 1, 2020 with early adoption permitted, including adoption in any interim period. The Company is currently evaluating the impact of ASU 2019-12 on its financial statements.

Off Balance Sheet Arrangements – We have no off balance sheet arrangements.

NOTE 2 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $15,392,552 as of December 31, 2019. During the year ended December 31, 2019, the Company recognized a net loss of $1,236,105.

As of December 31, 2019, the Company did not have any business or any sources of revenue. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s investments in Ablis, Bendistillery and Bend Spirits made the Company a minority owner of these companies. As a minority owner, the Company is not able to recognize any portion of Ablis’, Bendistillery’s or Bend Spirits’ revenues or earnings in the Company’s financial statements. The Company monitors its investments in Ablis, Bendistillery and Bend Spirits, and from time to time and will evaluate whether there has been a potential impairment of value.

NOTE 3 – THE COMPANY’S INVESTMENTS IN ABLIS, BENDISTILLERY AND BEND SPIRITS

On April 30, 2019, the Company purchased 4.99% of the common stock of each of Ablis Holding Company, Bendistillery Inc., and Bend Spirits, Inc. for an aggregate purchase price of $1,896,200. The Company’s investments in Ablis, Bendistillery and Bend Spirits made the Company a minority owner of these companies. As a minority owner, the Company will not be able to recognize any portion of Ablis’, Bendistillery’s or Bend Spirits’ revenues or earnings in the Company’s financial statements.

Pursuant to US GAAP, the Company is obligated to periodically review its investments. The Company has limited ability to comment on these companies’ operations and financial performance. The Company’s ability to review the financial performance of its investment in these companies is limited: the financial statements of these companies are not audited; the Company is not active in the management of these companies; and these companies have not held meetings of their boards of directors since the closing of our investment.  Consequently, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies, and to reviews of unaudited financial statements that are delivered to us on an irregular basis.

Based on the financial and non-financial information regarding the year ended December 31, 2019, that the management of Ablis, Bendistillery and Bend Spirits provided to the Company in a conference call held on March 9, 2020, the Company has concluded that an impairment of its investment in these companies as of December 31, 2019 is not warranted. The factors that led the Company to the conclusion that an impairment of its investment in these companies has of December 31, 2019 is not warranted includes, among other things:  positive sales trends during recent months; indications of the Companies’ ability to maintain profitability; and certain initiatives that are being undertaken by these companies in regard to leadership, sales representatives, and product distribution and pricing.

NOTE 4 – NOTES RECEIVABLE

CBD Lion LLC

On August 8, 2019, the Company made an unsecured $300,000 loan to Lion (the “Loan”) evidenced by a promissory note (the “Note”) in connection with the proposed Merger Agreement with Lion. Per the terms of the Note, if the Transaction did not close and the merger agreement were terminated, then the Loan was to be repaid by Lion to the Company in six equal monthly installments of principal, together with accrued interest at the rate of 6% per year, with the first such installment due and payable by Lion to the Company on the first day of the first calendar month following the termination of the merger agreement. The Merger Agreement was terminated by the Company on November 14, 2019 and the Note became payable. During December 2019, the principal of the Note was repaid by Lion down to $200,000, and Lion also paid the accrued interest on the Note of $6,945.

Due to termination of the Merger Agreement, and per Section 5.15(b) of the Merger Agreement, as of December 31, 2019 the Company owed CBD Lion $31,500 for reimbursement of professional fees related to the audit of CBD Lion.

This left Lion with a net balance owed to the Company of $168,500 as of December 31, 2019. In March 2020, Lion and the Company agreed that the repayment of such $168,500 will be made in eleven equal monthly installments of principal due and payable by Lion to the Company on the first day of each calendar month starting on April 1, 2020, and that no additional interest will accrue. Imputed interest on the remaining amounts owed by Lion to the Company will be evaluated during the first quarter of 2020.

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

NOTE 5 – TRANSACTIONS WITH RELATED PARTIES

On June 21, 2016, a company affiliated with Gerard M. Jacobs, Chief Executive Officer of Acquired Sales, made a non-interest bearing loan of $4,000 to the Company, which is payable upon demand.

At December 31, 2019, there are no expense reimbursements owed to Gerard M. Jacobs. In comparison, at December 31, 2018, there were expense reimbursements owed to Gerard M. Jacobs totaling $24,583.

At December 31, 2019, there was a prepaid consulting fee of $7,500 paid to Gerard M. Jacobs. In comparison, at December 31, 2018, there were no prepaid consulting fees paid to Gerard M. Jacobs.

At December 31, 2019, there are no independent contractor fees or expense reimbursements owed to William C. Jacobs. In comparison, at December 31, 2018, there were independent contractor fees of $160,000 and expense reimbursements of $4,417 owed to William C. Jacobs totaling $164,417. William C. Jacobs is the son of Gerard M. Jacobs, Chief Executive Officer of Acquired Sales, and the nephew of director James S. Jacobs.

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

As of December 31, 2018, a total of $30,791 had been borrowed by AQSP on such terms, and warrants to purchase 25,000 shares of common stock of AQSP had been issued to Joshua A. Bloom and warrants to purchase 12,500 shares of common stock of AQSP had been issued to Gerard M. Jacobs. These loans were fully repaid by the Company on March 13, 2019.

The warrants to purchase common stock that were issued to Joshua A. Bloom and Gerard M. Jacobs on July 16, 2018 and July 18, 2018 were valued using the Black-Scholes valuation model as of the date they were issued. The values of these warrants were fully expensed because the notes were payable upon demand. The expense recognized related to the issuance of the warrants to Joshua A. Bloom on July 16, 2018 was $3,250. Gerard M. Jacobs’ warrants were issued to him on July 18, 2018, and the expense recognized related to the issuance of these warrants was $1,300.

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

NOTE 6 – SHAREHOLDERS’ EQUITY

Share-Based Compensation – Share-based compensation expense recognized during the years ended December 31, 2019 and 2018 was $874,154 and $72,500, respectively.

Share-Based Compensation in 2019

During the year ended December 31, 2019, we issued warrants to purchase a total of 416,942 unregistered shares of our common stock at $1.00 per share to our investment bankers and finders. Using the Black-Scholes valuation model for each issuance, we recorded total share-based compensation expense of $874,154 for the issuances of these warrants.

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2019 and changes during the year then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2018	2,923,632	$ 0.87	4.93	$ 2,410,100
Financing Warrants Issued During Q1 2019	18,750
Warrants Granting the Right to Purchase Shares of Common Stock Issued During Q2 2019	410,942
Options that Expired During Q2 2019	(9,434)
Rights to Purchase Warrants to Purchase Shares of Common Stock Exercised During Q1 2019	(210,000)
Warrants Granting the Right to Purchase Shares of Common Stock Issued During Q3 2019	5,400
Warrants exercised during Q3 2019	(147,021)
Warrants Granting the Right to Purchase Shares of Common Stock Issued During Q4 2019	600
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2019	2,992,869	$ 0.97	3.47	$ 4,570,144
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, December 31, 2019	4,242,869	$ 1.23	3.92	$ 5,382,644

Share-Based Compensation in 2018

On April 1, 2018, we issued to director James S. Jacobs and to William C. Jacobs, then an independent contractor and now our President and CFO, rights to purchase warrants, for an aggregate purchase price of $2.00, an aggregate of 250,000 shares of common stock of the Company (40,000 to James S. Jacobs, and 210,000 to William C. Jacobs), at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. Using the Black-Scholes valuation model, we recorded total stock compensation expense of $72,500 related to these rights to purchase warrants; this consists of $11,600 of stock compensation for the rights to purchase warrants issued to James S. Jacobs, and $60,900 of stock compensation for the rights to purchase warrants issued to William C. Jacobs.

NOTE 7 – INCOME TAXES

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

During the years ended December 31, 2019 and 2018, the Company did not incur any current tax on its continuing operations and there was no deferred tax provision or benefit from continuing operations. At December 31, 2019, the Company has total U.S. Federal net operating loss carry forwards of $2,440,592. $1,968,244 of the total net operating loss carryforwards were generated from tax years prior to January 1, 2018 and expire between December 31, 2029 and December 31, 2037. The remaining $472,349 in net operating loss carryforwards have an indefinite carryforward period and can only offset 80% of taxable income.

As of December 31, 2019, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2014 through 2018. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2019	2018
Tax expenses (benefit) at statutory rate (21%)	$(254,542)	$(46,330)
Non-deductible expenses	$2,606	276
Revision of prior years' deferred tax assets	$12,600	(30,034)
Change in valuation allowance	$239,337	(1,488,585)
Provision for Income Taxes	$-	$-

The decrease in the valuation allowance in 2018 was the result of the decrease in corporate tax rate as a result of the Tax Act; had the corporate tax rate stayed the same in 2018 as it were in 2017, the valuation allowance would have increased by $111,835 in 2018. The tax effects of temporary differences and carry forwards that gave rise to the net deferred income tax asset as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Operating loss carry forwards	$ 484,157	$ 428,393
Stock-based compensation	1,816,938	2,874,127
Other	0	233
Less: Valuation allowance	(2,301,095)	(2,061,891)
Net Deferred Income Tax Asset	$-	-

The deferred tax asset valuation allowance increased by $239,204 and decreased by $1,488,585 during the years ended December 31, 2019 and 2018, respectively.

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

Previously, on April 30, 2019, the Company issued warrants to purchase 14,042 unregistered shares of common stock of the Company, issued to the two finders (7,021 warrants were issued to each finder) in regard to the purchase of 4.99% of the stock of Ablis. Using the Black-Scholes valuation model, these warrants were valued and expensed as being worth $40,708.

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

In 2019, warrants to purchase 402,900 unregistered shares of common stock of the Company were issued to these brokers. Using the Black-Scholes valuation model, these warrants were valued and expensed as being worth $833,446.

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

Amounts Payable to Gerard M. Jacobs and William C. Jacobs

The Company’s CEO Gerard M. Jacobs runs the Company’s operations on a part-time basis and is compensated with equity. Gerard M. Jacobs has not historically received cash compensation, and, historically, the Company’s President and CFO William C. “Jake” Jacobs has worked for $5,000 per month. Effective as of June 19, 2019 through the earlier of the closing of the Company’s acquisition of CBD Lion LLC, which is now terminated or the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) (“Lifted”), the Company has agreed to pay Gerard M. Jacobs and William C. “Jake” Jacobs consulting fees of $7,500 and $5,000 per month, respectively. In addition, upon the closing of the acquisition described herein, their salaries, equity incentives, expense reimbursements and bonuses will increase. There are also to be significant bonuses awarded to Gerard M. Jacobs and William C. “Jake” Jacobs in the event that the Company closes on the acquisition of Lifted, and in the event that the Company raises $15 million and $25 million, as described in the current report on Form 8-K, and its exhibit, filed with the SEC on or about June 25, 2019. Please note that as of December 31, 2019, the Company had not yet closed on its acquisition of Lifted, and the Company had not raised $15 million and $25 million, so no accruals for the bonuses triggered by these events had been made. As of March 22, 2020, the Company has closed on the acquisition of Lifted, and the bonuses have been accrued for but have not yet paid. The Company has not yet raised $15 million or $25 million.

Professional Contracts

In June 2019, the Company executed annual engagement contracts with its stock transfer agent and its securities attorney; the Company has a prepaid balance with its stock transfer agent.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the 12 month period ended December 31, 2019, all necessary Board approvals, Board Investment Committee approvals and stockholder approvals for the Lifted transaction were given on January 4, 2020, and January 10, 2020, respectively.

Acquisition of 100% of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids)

On February 24, 2020 we closed on the acquisition of 100% of the ownership of CBD-infused products maker Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) of Zion, Illinois (the “Merger”), for consideration of (1) $3,750,000 in cash, (2) $3,750,000 in the form of a secured promissory note, (3) 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), (4) 645,000 shares of unregistered common stock of the Company that constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger, and (5) warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger.

Pursuant to the Merger, Lifted Liquids, Inc. d/b/a Lifted Made, an Illinois corporation ("Lifted" or "Lifted Made"), is now operating as a wholly-owned subsidiary of the Company, led by Nicholas S. Warrender as Lifted's CEO and also as Vice Chairman and Chief Operating Officer of Acquired Sales.

Nicholas S. Warrender shall, subject to certain conditions, enjoy so-called “piggyback registration rights” and "demand registration rights" in regard to the Stock Consideration, pursuant to a Registration Rights Agreement.

From the date of acquisition (February 24, 2020) on, Lifted will be fully consolidated within the Company’s financial statements.

Remaining Payment Obligations of CBD Lion to the Company

On August 8, 2019, the Company made an unsecured $300,000 loan to Lion (the “Loan”) evidenced by a promissory note (the “Note”) in connection with the proposed Merger Agreement with Lion. Per the terms of the Note, if the Transaction did not close and the merger agreement were terminated, then the Loan was to be repaid by Lion to the Company in six equal monthly installments of principal, together with accrued interest at the rate of 6% per year, with the first such installment due and payable by Lion to the Company on the first day of the first calendar month following the termination of the merger agreement. The Merger Agreement was terminated by the Company on November 14, 2019 and the Note became payable. During December 2019, the principal of the Note was repaid by Lion down to $200,000, and Lion also paid the accrued interest on the Note of $6,945.

Due to termination of the Merger Agreement, and per Section 5.15(b) of the Merger Agreement, as of December 31, 2019 the Company owed CBD Lion $31,500 for reimbursement of professional fees related to the audit of CBD Lion.

This left Lion with a net balance owed to the Company of $168,500 as of December 31, 2019. In March 2020, Lion and the Company agreed that the repayment of such $168,500 will be made in eleven equal monthly installments of principal due and payable by Lion to the Company on the first day of each calendar month starting on April 1, 2020, and that no additional interest will accrue. Imputed interest on the remaining amounts owed by Lion to the Company will be evaluated during the first quarter of 2020.

Payment of Dividends to Holders of Series A Preferred Stock

Between February 28, 2020 and March 21, 2020, the Company made payments of dividends totaling $89,700 to holders of the Company’s Series A Convertible Preferred Stock.