Form 10-Q
period 2020-03-31
ACQUIRED SALES CORP
filed 2020-05-20
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12 of the Act:

Common Stock, $0.001 par value                            AQSP                          OTC Markets

Title of each class                                     Trading symbol(s)                   Name of exchange on which registered

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2020, there were 6,627,124 shares of the registrant’s common stock outstanding.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION4

ITEM 1. STATEMENTS4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS39

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK43

ITEM 4. CONTROLS AND PROCEDURES43

PART II — OTHER INFORMATION43

Item 1. Legal Proceedings.43

Item 1A. Risk Factors.44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.44

Item 3. Defaults Upon Senior Securities.44

Item 4. Mine Safety Disclosures.44

Item 5. Other Information.45

Item 6. Exhibits.45

SIGNATURES47

PART I — FINANCIAL INFORMATION

ITEM 1. STATEMENTS

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

THE IMPACTS OF COVID-19 ON ACQUIRED SALES CORP., ON ITS WHOLLY OWNED SUBSIDIARY LIFTED LIQUIDS, INC. D/B/A LIFTED MADE, AND ON LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME COULD BE DISASTROUS FOR OUR COMPANY. AMONG THE MANY POTENTIALLY DISASTROUS IMPACTS OF COVID-19:

•THE U.S. ECONOMY MAY BE PUSHED INTO A DEEP RECESSION OR DEPRESSION THAT COULD MATERIALLY ADVERSELY IMPACT ACQUIRED SALES CORP. AND LIFTED MADE

•ACQUIRED SALES CORP. AND LIFTED MADE COULD LOSE SOME OR ALL OF OUR KEY DIRECTORS, OFFICERS AND EMPLOYEES, WHO MAY BE IRREPLACEABLE

•LIFTED MADE COULD BE UNABLE TO OBTAIN HIGH QUALITY RAW GOODS AND PACKAGING MATERIALS NEEDED TO MANUFACTURE ITS PRODUCTS, OR OBTAINING HIGH QUALITY RAW GOODS AND PACKAGING MATERIALS COULD BE MORE EXPENSIVE AND/OR DELAYED

•LIFTED MADE COULD BE UNABLE TO DISTRIBUTE OR SELL ITS PRODUCTS PROFITABLY, IF AT ALL

•U.S. CONSUMERS COULD BE SO FINANCIALLY DISTRESSED THAT THEY CANNOT OR WILL NOT PURCHASE LIFTED MADE'S PRODUCTS

•U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM OPERATING PROFITABLY, IF AT ALL, OR THAT EFFECTIVELY LIMIT LIFTED’S EMPLOYEES FROM PERFORMING THEIR WORK FOR LIFTED IN A NORMAL AND COST-EFFECTIVE MANNER

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

THE IMPACTS OF COVID-19 ARE ALREADY BEING EXPERIENCED BY ACQUIRED SALES CORP. AND LIFTED MADE. ON MARCH 20, 2020, ILLINOIS GOVERNOR J.B. PRITZKER ISSUED EXECUTIVE ORDER 2020-10, ENTITLED "EXECUTIVE ORDER IN RESPONSE TO COVID-19 (COVID-19 EXECUTIVE ORDER NO. 8)", PURSUANT TO WHICH, WITH CERTAIN EXCEPTIONS, ALL INDIVIDUALS CURRENTLY LIVING WITHIN THE STATE OF ILLINOIS ARE ORDERED TO STAY AT HOME OR AT THEIR PLACE OF RESIDENCE, EXCEPT AS ALLOWED IN THE EXECUTIVE ORDER, FROM MARCH 21, 2020 THROUGH MAY 30, 2020.

NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW SUCH EXECUTIVE ORDER WILL IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

PLEASE ALSO CONSIDER "RISK FACTORS RELATING TO LIFTED AND FUTURE ACQUISITIONS - Pandemics or disease outbreaks, such as the novel coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect Lifted’s and target companies’ operations and results of operations", in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2020 for the period ended December 31, 2019.

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

The results for the period ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 for the period ended December 31, 2019.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets, March 31, 2020 (Unaudited) and December 31, 2019	6
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019 (Unaudited)	7
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2019 and 2020 (Unaudited)	8
Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2020 and 2019 (Unaudited)	9
Notes to the Condensed Consolidated Financial Statements (Unaudited)	10-35

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$ 822,782	$ 4,384,929
Prepaid Expenses	42,426	9,583
Interest Receivable	370	-
Note Receivable from CBD LION	168,500	200,000
Accounts Receivable, net of $29,048 allowance in 2020	362,578	-
Sales Tax Receivable	797	-
Sales Tax Refund Receivable	41,290	-
Inventory	261,896	-
Total Current Assets	1,700,639	4,594,512
Goodwill	22,292,767	-
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Fixed Assets, less accumulated depreciation of $1,738 in 2020	93,658	-
Intangible Assets, less accumulated amortization of $139 in 2020	4,305	-
Security Deposit	1,600	-
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $21,821 in 2020	21,535	-
Total Assets	$ 26,010,704	$ 6,490,712
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	18,482	-
Deferred Revenue	43,463	-
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	100,000	-
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	250,000	-
Management Bonuses Payable - Related Party	350,000	-
Accounts Payable and Accrued Expenses	135,412	38,485
Accounts Payable to Nicholas S. Warrender	840	-
Interest Payable - Related Party
Interest - Payable to Nicholas S. Warrender	7,603	-
Interest Payable - Related Party	7,603	-
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	89,497	145,017
Series B Convertible Preferred Stock Dividends Payable	9,481	5,741
Preferred Stock Dividends Payable	98,978	150,758
Total Current Liabilities	$ 654,778	$ 189,243
Non-Current Liabilities
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	$ 3,750,000	$ -
Non-Current Operating Lease Liability	2,954	-
Total Non-Current Liabilities	$ 3,752,954	$ -
Total Liabilities	$ 4,407,732	$ 189,243
Commitments and Contingencies	-	-
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

	166	166

Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,627,124 shares issued and outstanding and 645,000 deferred contingent stock committed to be issued, subject to conditions, as part of the Lifted Made merger, outstanding at March 31, 2020, and 2,726,669 shares outstanding at December 31, 2019	6,627	2,727

Additional Paid-in Capital	38,787,277	21,691,128

Accumulated Deficit	(17,191,098)	(15,392,552)
Total Shareholders' Equity (Deficit)	21,602,972	6,301,469
Total Liabilities and Shareholders' Equity	$ 26,010,704	$ 6,490,712

Please see the accompanying notes to the condensed consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Net Sales	$370,424	$0
Cost of Goods Sold	198,109	0
Gross Profit	172,315	0
Stock Compensation Expense	1,393,648	0
Selling, General and Administrative Expenses	24,703	11,473
Management Bonuses	350,000	0
Bad Debt Expense	728	0
Payroll and Independent Contractor Expenses	83,217	15,000
Professional Fees	66,554	21,467
Advertising and Marketing	10,286	0
Depreciation and Amortization	1,877	0
Loss From Operations	(1,758,698)	(47,940)
Other Income/(Expenses)
Gain on Settlement	0	29,196
Interest Expense	(7,605)	(27,998)
Interest Income	5,676	2,302
Net Loss	$(1,760,627)	$(44,440)

Basic and Diluted Net Loss Per Common Share	$(0.41)	$(0.02)

Basic and Diluted Weighted Average Number of Common Shares Outstanding:	4,312,568	2,405,777

Please see the accompanying notes to the condensed consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	-	$-	2,369,648	$2,370	$13,664,697	$(14,005,689)	$(338,622)
Exercise of rights to purchase warrants to purchase shares of common stock			210,000	$210	$1,892		$2,102
Issuance of warrants to purchase common stock					$26,773		$26,773
Issuance of Series A Convertible Preferred Stock for cash	29,900	$30			$2,989,970		$2,990,000
Series A Preferred Stock dividend payable						$(18,552)	$(18,552)
Net Loss			-	-		$(44,440)	$(44,440)
Balance, March 31, 2019	29,900	$30	2,579,648	$2,580	$16,683,332	$(14,068,681)	$2,617,261

Balance, December 31, 2019	166,500	$166	2,726,669	$2,727	$21,691,128	$(15,392,552)	$6,301,469
Issuance of warrants to Gerard M. Jacobs upon execution of employment agreement					$733,499		$733,499
Issuance of warrants to William C. Jacobs upon execution of employment agreement					$660,149		$660,149
Issuance of common stock consideration as part of the acquisition of Lifted Liquids, Inc.			3,900,455	$3,900	$10,722,351		$10,726,251
Issuance of warrants to purchase shares of common stock as part of the acquisition of Lifted Liquids, Inc.					$4,980,150		$4,980,150
Series A Preferred Stock dividend payable						$(34,179)	$(34,179)
Series B Preferred Stock dividend payable						$(3,740)	$(3,740)
Net Loss			-	-		$(1,760,627)	$(1,760,627)
Balance, March 31, 2020	166,500	$166	6,627,124	$6,627	$38,787,277	$(17,191,098)	$21,602,972

Please see the accompanying notes to the condensed consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities
Net Loss	$(1,760,627)	$(44,440)
Adjustments to Reconcile Loss to Net Cash Used in Operating Activities:
Stock Compensation Expense	1,393,648	-
Bad Debt Expense	728	-
Depreciation and Amortization	1,877	-
Financing Cost - Issuance of Warrants to Purchase Common Stock	-	26,773
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(21,919)	-
Sales Tax Receivable	(797)	-
Sales Tax Refund Receivable	(41,290)	-
Pre-Paid Expenses	(32,843)	-
Interest Receivable	(370)	-
Inventory	5,578	-
Loan to Shareholder	9,000	-
Accounts Payable and Accrued Expenses	110,284	(144,124)
Change in ROU Asset	4,485	-
Change in Lease Liability	(4,464)	-
Deferred Revenue	(21,233)	-
Net Cash Used in Operating Activities	(357,944)	(161,791)
Cash Flows From Investing Activities
Net Cash Paid as Part of Lifted Liquids, Inc. Acquisition	(3,130,610)	-
Reduction of CBD Lion Note Receivable	31,500	-
Purchase of Fixed Assets	(15,393)	-
Net Cash Used in Investing Activities	(3,114,503)	-
Cash Flows From Financing Activities
Payments of Dividends to Series A Convertible Preferred Stock Holders	(89,700)	-
Financing Cost - Proceeds From Borrowings Under Notes Payable to Related Parties	-	14,772
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Parties	-	(45,562)
Financing Cost - Repayment of Interest Payable to Related Parties	-	(2,606)
Exercise of Rights to Purchase Warrants to Purchase Shares of Common Stock	-	2,102
Issuance of Series A Convertible Preferred Stock	-	2,990,000
Net Cash Provided by/ (Used in) Financing Activities	(89,700)	2,958,706
Net Increase/(Decrease) in Cash	(3,562,147)	2,796,915
Cash and Cash Equivalents at Beginning of Period	4,384,929	-
Cash and Cash Equivalents at End of Period	$822,782	$2,796,915

	For the Three Months Ended
	March 31,
	2020	2019
Supplemental Cash Flow Information
Cash Paid For Interest	$2	$2,606
Cash Paid For Income Taxes	$-	$-

Please see the accompanying notes to the condensed consolidated financial statements for more information.

Acquired Sales Corp.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986.

Our business involves acquiring all or a portion of operating businesses involving the manufacture, sale and distribution of cannabinoid-infused products such as beverages, lotions, oils, hemp joints and cigarettes, tinctures, bath bombs, balms, body washes, gummies, food, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). Our business also involves selling and distributing hand sanitizer, and potentially other personal protective equipment, during the pendency of the COVID-19 pandemic, and possibly longer.

In order to consummate a particular acquisition of a Canna-Infused Products Company, management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such Canna-Infused Products Company, for example operating businesses and/or assets involving pumps, distilled spirits, beer, wine, paraphernalia and real estate.

To date, we have acquired 100% of the ownership interests in one Canna-Infused Products Company now called Lifted Liquids, Inc. d/b/a Lifted Made (formerly Warrender Enterprise Inc. d/b/a Lifted Liquids), 4.99% of the ownership interests in a second Canna-Infused Products Company called Ablis Holding Company ("Ablis"), and 4.99% of the ownership interests in two other businesses that manufacture distilled spirits called Bendistillery Inc. ("Bendistillery") and Bend Spirits, Inc. ("Bend Spirits").

We have also terminated a planned acquisition of Canna-Infused Products Company called CBD Lion LLC.

At this point in time, we are in discussions with several companies in our acquisition pipeline that are involved in cannabinoid businesses and related businesses of various types. However, our cash on hand is currently limited, so in order to close future acquisitions it is highly likely that it will be necessary for us to raise additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

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

Lifted currently has 23 full time and part time employees who are engaged in product formulation, design and branding, website development, private label client management, sales, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. One of Lifted’s part time employees is based in south Florida, one is based in Colorado, and the rest of the Lifted team is based in Zion, Illinois, Lake Forest, Illinois, and New Smyrna Beach, Florida.

Description of Property

Lifted does not own any physical properties. Lifted’s corporate office, manufacturing facility and warehouse is located in Zion, Illinois, where Lifted has rented 3,300 square feet of space under a lease that terminates in June 2021. Lifted has plans to expand its operations in Zion as opportunities arise. Some of Lifted’s equipment is temporarily located in a third party’s rented space that is adjacent to Lifted’s space.

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

Lifted currently believes that it would be able to find replacement manufacturers with minimal negative impact on its business. However, Lifted's vape pens and cartridges are sourced exclusively from China, and much of Lifted's boxes, packaging and other items are sourced from China. COVID-19 and tariffs imposed on products sourced from China could make it difficult or impossible to source these products cost effectively, or at all, from China. COVID-19 and/or tariffs could make it difficult or impossible for Lifted to manufacture needed quantities of its products, if at all, and could drastically increase Lifted's product costs, all of which could have a serious detrimental impact on Lifted’s sales and profit margins.

Products

Lifted’s focus is manufacturing, sales and distribution of effective, quality products formulated in a clean room. Lifted sources cannabinoids from several suppliers, which are then incorporated into proprietary formulations in house.

Lifted produces its own lines of cannabinoid-infused products, as well as numerous cannabinoid-infused products for private label clients. Lifted’s current list of products include: lotions, tinctures, bath bombs, oral sprays, lube, gummies, hemp joints, vape e-liquids, vape pens, electronic cigarettes, electronic cigarette e-liquid, food and other edibles, and non-prescription cannabinoid formulations.

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

Marketing

Lifted markets itself by networking throughout the industry, through word of mouth, its websites, and by attending trade shows. During 2020, Lifted began public relations and digital marketing efforts. These efforts are expensive, and there can be no guarantee or assurance that these efforts will be successful or result in any additional sales or profits for Lifted.

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

Online Sales

Lifted sells its products online primarily through www.LiftedMade.com, www.LiftedMadeSanitizer.com, www.UrbFlower.com, www.eLiquidRetail.com, www.LiftedLiquids.com, and www.LiftedDose.com.

Description of Legal Proceedings

Lifted is involved in three pending lawsuits, two as a defendant, and the other as the plaintiff:

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

(c) False Advertising Matter – On or about May 11, 2020, Accelerated Analytical, Inc. and Act Laboratories, LLC d/b/a Accelerated Cannabis Laboratories (together “Accelerated” or “Plaintiff”) filed a lawsuit against our wholly owned subsidiary Lifted Liquids, Inc. (“Lifted”) and member of our Board of Directors, Nicholas Warrender, in the US District Court, Western District of Wisconsin (Case #3:20-cv-00442). Accelerated provided certificates of analysis (“COAs) for a number of the ingredients and formulations used in Lifted’s products. Plaintiff’s complaint alleged that the defendants have, among other things, modified and/or misused Plaintiff’s COAs in connection with the sale of Lifted’s products. The Plaintiffs allege that Defendants’ actions constituted “false advertising” under the US trademark law and “deceptive trade practices” under Wisconsin state law. The Plaintiff does not quantify any alleged damages in its complaint but, in addition to attorneys' fees and costs, seeks injunctive relief to, among other things, prohibit Defendants from distributing any COAs that purport to be from Accelerated, refrain from selling certain products alleged to have been associated with false or misleading COA(s), provide Accelerated with copies of altered and/or fabricated COAs, and provide customer lists to Accelerated. Plaintiffs sought a temporary restraining order which was denied by the Court. We expect Plaintiffs to attempt to obtain a preliminary injunction. Defendants dispute that Plaintiffs have suffered any damages as a result of the alleged actions by Defendants and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action. The alleged actions by Defendants appear to have occurred prior to the closing of the Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Lifted became our wholly owned subsidiary on February 24, 2020. Pursuant to the Merger Agreement, Mr. Warrender is required to indemnify our subsidiary Lifted for damages or costs incurred as a result of any malfeasance on his part. The Merger Agreement also requires both Lifted and Mr. Warrender to indemnify Acquired Sales Corp. for damages or costs that we incur as a result of this lawsuit.

Lifted expects to file a lawsuit soon against a digital marketing company in regard to that company’s money back guarantee of a $25,000 upfront fee paid by Lifted.

Description of Worker’s Compensation Claim

During the year ended December 31, 2019, Lifted became involved in the following pending worker’s compensation claim, as the defendant:

MARTHA, EDGAR v. LIFTED LIQUIDS – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

Costs and effects of compliance with environmental laws

To Lifted’s knowledge, Lifted does not currently use or generate any hazardous materials in its operations.

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

•The Promissory Note, payable jointly by the Company and Lifted to Nicholas S. Warrender, is in the principal amount of $3,750,000. The Promissory Note is secured by all of the assets of the Company and Lifted, and by a pledge of all of the common stock of Lifted, Ablis, Bendistillery and Bend Spirits that are owned by the Company. The Promissory Note accrues interest at the rate of 2% annually, and has a term of five years, subject to mandatory partial prepayment using 50% of all capital raised by the Company other than capital raised in connection with two potential acquisitions in Wisconsin, and subject to mandatory full prepayment if and when Lifted achieves an aggregate post-Closing EBITDA of $7,500,000. Lifted will not be using any of the loan or grant money that Lifted has received from the SBA to make any payments on the Promissory Note payable jointly by the Company and Lifted to Nicholas S. Warrender.

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

•Upon the Closing of the Merger, the number of directors of the Corporation has been increased from seven to nine: Gerard M. Jacobs, JD (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead outside director), Joshua A. Bloom, MD, Thomas W. Hines, CPA, CFA, James S. Jacobs, MD, Michael D. McCaffrey, JD, Richard E. Morrissy, and Kevin J. Rocio.

•Upon the Closing of the Merger, the officers of the Corporation are as follows, each to hold office until his successor is duly elected or appointed and qualified or until his earlier death, resignation, or removal in accordance with applicable Law: Gerard M. Jacobs, JD - Chairman, CEO and Secretary;  William C. "Jake" Jacobs, CPA - President, CFO and Treasurer; and Nicholas S. Warrender - Co-Founder, Vice Chairman, and Chief Operating Officer.

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

As of the date of acquisition (February 24, 2020), the Merger was considered a business combination. The accounting treatment of the Merger is that the Company is deemed to be the accounting acquirer of Lifted, and Lifted is deemed to be the accounting acquiree, under the acquisition method of accounting. From February 24, 2020 forward, Lifted’s financial statements are consolidated with the Company’s financial statements.

The federal income tax consequences of the Merger are as follows: The transaction is expected to be booked as a tax-free exchange of stock pursuant to Internal Revenue Code Section 368, resulting in no federal income tax consequences of the stock portion of the transaction.

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$3,750,000

Note consideration	$3,750,000

3,900,455 shares of unregistered common stock of the Company valued as of January 7, 2020 (date of entering into an Agreement and Plan of Merger)	$10,726,251

Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share	$4,980,150

Total merger consideration	$23,206,401

Assets acquired:
Cash and cash equivalents	$619,390
Accounts Receivable	$341,387
Inventory	$267,474
Loan to Shareholder	$9,000
Fixed Assets	$80,003
Intangible Assets	$4,444
Security Deposit	$1,600
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $20,010 in 2020 and $17,336 in 2019	$23,346
Goodwill	$22,292,767
Total assets acquired	$23,639,411

Liabilities assumed:
Accounts Payable and Accrued Expenses	$345,075
Operating Lease Liability	$15,569
Deferred Revenue	$64,696
Non-Current Operating Lease Liability	$7,670
Total Liabilities assumed	$433,010

Net Assets Acquired	$23,206,401

Net Assets Acquired (Excluding Goodwill)	$913,634

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

The Promissory Note shall have mandatory prepayments, subject to certain limitations, within five business days following the closing of any equity or debt capital raise by the Company or Lifted following the date of the Merger Agreement wherein Mr. Warrender is entitled to be paid at least 50% of the net proceeds of such capital raise toward a prepayment of the principal and accrued interest on the Promissory Note, excluding only the capital raise for the potential Wisconsin Acquisitions referred to in Section 5.23(a) of the Merger Agreement. See “Obligation to Pursue Two Opportunities” below. Lifted will not be using any of the loan or grant money that Lifted has received from the SBA to make any payments on the Promissory Note payable jointly by the Company and Lifted to Nicholas S. Warrender.

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

Executive Employment Agreements

At the closing of the Merger, the Company entered into employment agreements with Nicholas S. Warrender to serve as Co-Founder, Vice Chairman and Chief Operating Officer of the Company and as Chief Executive Officer of Lifted, with Gerard M. Jacobs, JD, to serve as Chairman, Chief Executive Officer and Secretary of the Company, and with William C. "Jake" Jacobs, CPA to serve as President, Chief Financial Officer and Treasurer of the Company (collectively the “Executive Employment Agreements”), which can be summarized as follows:

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

Obligation to Pursue a Hemp Processing System Deal

The Merger Agreement obligates us to use good faith efforts to pursue an opportunity in the cannabinoid industry.

Nicholas S. Warrender's father, Robert Warrender II, has introduced us to a potential business opportunity to process CBD from hemp using a system that is currently undergoing proof of concept operational testing and that incorporates particular filtration and pump equipment and technology identified by Robert Warrender II. Robert Warrender II believes that this advanced hemp processing system has the potential to allow significantly higher throughput, and lower per unit costs of production. We have agreed to analyze the results of the proof of concept's construction, operating costs, and operating results. If such analysis is favorable and is approved by our Board in its discretion, then we will use good faith efforts to attempt to proceed forward, in a joint venture or other arrangement involving Robert Warrender II, with a project(s) consisting of one or more of such hemp processing systems, subject to various conditions including a capital raise associated therewith, and any equity compensation received by Robert Warrender II from the financing, construction, operation, leasing and/or sale of such project(s) shall be structured in the form of shares of common stock of Acquired Sales valued at the then-current trading price per share of common stock of Acquired Sales but in no event at higher than $5.00 per share of common stock of Acquired Sales.

Post-Merger Business

We have escrowed $123,895 which is earmarked for the payment of 3% annual dividends on our Series A and Series B convertible preferred stock during 2020, and our remaining funds are expected to be sufficient to allow us to pay the post-closing salaries of Gerard M. Jacobs, our CEO, and of William C. "Jake" Jacobs, our President and CFO during 2020, the fees and expenses of our securities lawyer and auditors during 2020, and certain other operational expenses.

However, beyond those payments, our available capital is limited. We have not yet paid an aggregate of $350,000 of bonuses owed to our CEO Gerard M. Jacobs, our CEO, and of William C. "Jake" Jacobs, our President and CFO, because we currently do not have the funds to do so. Also, we do not have available capital to fund further acquisitions.

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

The Market

CBD is an acronym for cannabidiol, a chemical compound from the hemp plant. Lifted is involved in the manufacture and sale of various products infused with CBD, and also in the manufacture and sale of products involving certain other cannabinoids such as CBG. On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act.

According to Brightfield Group, a predictive analysis and market research company based in Illinois, CBD sales in 2019 had the potential to reach as high as $5 billion, based largely due to the 2018 Farm Bill passed at the end of 2018. Lifted’s CBD sales are typically made through distributors and wholesalers, online, at natural food stores and at smoke and vape shops.

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

Canna-Infused Products Companies are subject to regulation by federal government state and local governments. The health and safety impacts of cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBDs can have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. The regulation of hemp, hemp oil, CBDs, and cannabinoid-infused products is evolving. Lifted may become subject to new rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon Canna-Infused Products Companies from U.S. federal agencies, such as the US Food and Drug Administration (the “FDA”), and/or state and local governments. The FDA sometimes appears to believe that CBDs are drugs, and that the sale of most cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain cannabinoid-infused products are illegal.

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

An Investment Committee appointed by the Company’s Board of Directors, currently consisting of our CEO Gerard M. Jacobs, JD, our Chief Operating Officer Nicholas S. Warrender, our director Thomas W. Hines, CPA, CFA, and our President and CFO William C. "Jake" Jacobs, CPA, will review material furnished to it and will vote whether or not the Investment Committee believes a potential acquisition is in the Company’s best interests and the interests of the Company’s shareholders. If the Investment Committee votes unanimously to approve a potential acquisition, then such acquisition will be presented to the Board of Directors of the Company for their review and a vote. The Company does not intend to proceed forward with a potential acquisition without the unanimous approval of the Investment Committee and approval by a majority of the Company’s Board of Directors.

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

As of May 11, 2020, Acquired Sales Corp. has cash on hand of approximately $325,779, which are the remaining proceeds from the sale of Series A Convertible Preferred Stock between February 27, 2019 and May 13, 2019, and proceeds from the sale of Series B Convertible Preferred Stock starting on June 28, 2019.

As of May 11, 2020, Lifted had cash on hand of approximately $533,000, of which $114,145 consists of loans and grants from the SBA. All of the SBA PPP money has been put into a segregated bank account, and so far, $33,645 of that money has been used to pay payroll, $1,600 has been used for rent, and $233 has been used for utilities. In prior years, the Company’s payables have been greater than their cash on hand. Historically, the Company has had inconsistent income generating ability and is therefore reliant on raising money from loans or stock sales.

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

Consolidated Financial Statements – The accompanying financial statements are consolidated and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2020. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Condensed Consolidated Statements of Operations, certain expense categories less than $10,000 are consolidated into the Selling, General and Administrative Expenses category. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

Use of Estimates – The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include the allowance for doubtful accounts, estimated useful lives of property, plant and equipment, valuation allowance on deferred income tax assets and the fair value of stock options.

Cash and Cash Equivalents – Cash and cash equivalents as of March 31, 2020 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Notes Receivable – Notes receivable are classified on the balance sheet based on their maturity date.

Fair Value of Financial Instruments – The historical carrying amount of the financial instruments, which principally include cash, trade receivables, historical accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments.

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. Allowances for bad debts of $29,048 and $49,329 were recorded at March 31, 2020 and December 31, 2019, respectively.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Raw Goods	$227,370	$-
Finished Goods	$34,527	$-
Total Inventory	$261,897	$-

Monthly overhead costs such as payments for rent, electric, gas and labor are allocated to finished goods based on the estimated percentage cost toward the finished goods.

Fixed Assets – Fixed assets are recorded and stated at cost. Fixed assets that cost less than $2,500 are expensed, and fixed assets that cost $2,500 or more are capitalized. Depreciation of machinery and equipment, leasehold improvements, and computer equipment, is based on the asset’s estimated useful life and is calculated using the straight-line method. Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income.

Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.

Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Security Deposit – The Company has paid a security deposit to its lessor for the Company’s current office, manufacturing and warehouse space.

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

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606.

Revenue Recognition on the Sale of Raw Materials to Customers

The Company sells water soluble CBD, distillate and isolate (“Raw Materials”) to various customers. The Company does not offer terms to customers buying Raw Materials. In the majority of sales of Raw Materials to customers, customers are required to pay the full price before receiving the Raw Materials. In some cases, with the sale of large quantities of Raw Materials to customers with whom the Company has established relationships, the Company may allow the customer to pay 50% of the purchase up front, and then, after delivery of the product, the customer is required to pay the remaining 50% of the purchase price.

Revenue Recognition on the Sale of Products to Private Label Clients

In the majority of cases, private label clients are required to pay up front for the goods that they order. If the private label client orders more than ten stock keeping units (“SKUs”) in an order, the Company will collect a down payment of at least 50% of the total purchase order, and then will collect the remaining amount upon delivery of the purchased goods.

Revenue Recognition on the Sale of Lifted Liquids-Branded Products to Wholesalers, Distributors and End Users

The Company sells its own branded products to distributors, which then sell Lifted’s products to vape shops, CBD stores, convenience stores, health food stores, and other outlets. The Company also sells its own branded products to wholesalers and directly to consumers online.

The Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers.

Promotional and other allowances (variable consideration) recorded as a reduction to gross sales, primarily include consideration given to the Company’s distributors or retail customers including, but not limited to discounted or free products.

The Company’s promotional and other allowance accruals are established during the year for its anticipated liabilities. These accruals require management’s judgment. Differences between such estimated expenses and actual expenses for promotional and other allowance costs are recognized in earnings in the period such differences are determined.

Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Described below are some of the reasons why an end customer may want to return an ordered item, and how the Company responds in each situation:

1) The ordered item breaks in transit to the customer. In this case, the Company will replace the broken item at no cost to the customer.

2) The Company sent the wrong item to the customer. In this case, the Company will allow the customer to keep, at no cost to the customer, the item that was mistakenly sent to the customer. The Company will also send the correct product to the customer, at no cost to the customer.

3) The customer ordered the wrong product. In this case, the customer, at his/her own expense, must mail the mistakenly ordered product back to the Company, and the Company will mail the correct product to the customer.

The three scenarios described above do not occur frequently, and occurrences are immaterial.

In the event that a wholesaler or distributor wants to return a purchase, the Company will exchange the wholesaler’s or distributor’s purchase for store credit or for items of the same value so long as the purchase is not open or damaged; as such, any difference in sale price is immaterial.

Disaggregation of Revenue

Nearly all of the Company’s sales occur inside the United States of America.

Contract Liabilities

Amounts received from distributors at inception of their distribution contracts or at the inception of certain sales or marketing programs would be accounted for as deferred revenue. Cash received from a customer before the purchased product is shipped to the customer is treated as deferred revenue. There was deferred revenue of $43,463 at March 31, 2020, and deferred revenue of $64,696 at December 31, 2019.

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, as well as internal transfer costs, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials.

Operating Expenses – Operating expenses include payroll costs, travel costs, professional service fees, insurance, utility charges, advertising and marketing, depreciation and other general and administrative costs.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Net Loss	$(1,760,627)	$(44,440)
Weighted Average Shares Outstanding	4,312,568	2,405,777

Basic and Diluted Loss per Share	$(0.41)	$(0.02)

At March 31, 2020, there were outstanding options to purchase 1,586,619 shares of common stock exercisable at between $0.001 and $2.00 per share, (b) rights to purchase warrants to purchase 2,625,000 shares of common stock exercisable at between $0.01 and $1.85 per share, (c) financing warrants to purchase 31,250 shares of common stock exercisable at $0.03 per share, (d) warrants to purchase 1,820,000 shares of common stock at $5.00 per share, and (e) and warrants to purchase 475,000 shares at $5.00 per share. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for certain rights to purchase warrants to purchase 1.25 million shares of our common stock, which are not exercisable until a performance contingency is met, and except for 745,000 of the 1,820,000 warrants exercisable at $5.00 per share which are not yet vested and subject to certain performance contingencies. Also outstanding at March 31, 2020 was Series A Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, the Company has accepted subscriptions from four accredited investors to purchase 100,000 shares of Series B Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company. None of these are including in the diluted earnings calculation, given they are considered antidilutive.

In comparison, at March 31, 2019, there were outstanding options to purchase 1,186,132 shares of common stock exercisable at between $0.001 and $3.18 per share, (b) rights to purchase warrants to purchase 2,740,000 shares of common stock exercisable at between $0.01 and $1.85 per share, and (c) financing warrants to purchase 56,250 shares of common stock exercisable at $0.03 per share. All of them were exercisable at any time in the sole discretion of the holder except for certain rights to purchase warrants to purchase 1.25 million shares of our commons stock, which are not exercisable until a performance contingency is met. Also outstanding at March 31, 2019 were 29,900 shares of Preferred Stock, convertible into 2,990,000 shares of the Company’s common stock at an exercise price of $1.00 per common stock share pursuant to the Series A Preferred Stock’s voluntary conversion rights. All of these options, rights to purchase warrants to purchase shares of common stock, financing warrants and Preferred Stock shares were excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive.

Recent Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (codified as Accounting Standards Codification (“ASC”) Topic 326). ASC 326 adds to US GAAP the current expected credit loss model, a measurement model based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022, though early adoption is permitted. The Company believes the adoption will modify the way the Company analyzes financial instruments. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The accounting for any hosting contract is unchanged. ASU 2018-15 is effective on January 1, 2020 with early adoption permitted, including adoption in any interim period. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements.

Advertising and Marketing Expenses – Advertising costs are expensed as incurred. During the three months ended March 31, 2020, the Company incurred $10,286 in advertising and marketing expenses, of which were primarily public relations and digital marketing. During the year ended December 31, 2019, the Company incurred $2,757 in advertising and marketing expenses, of which were primarily online advertising.

Compensated Absences – Paid time off (“PTO”) is provided to employees and subcontractors that obtain approval for it from Nicholas S. Warrender, CEO of Lifted. Any approved PTO is granted at Mr. Warrender’s discretion, and mandatory PTO is zero days, thus no accrual is necessary.

Off Balance Sheet Arrangements – The Company has no off balance sheet arrangements.

Reclassifications – Some items from the prior period have been reclassified within the financial statements to conform with the current presentation.

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern – The COVID-19 pandemic and its ramifications, combined with the expenses and potential liabilities associated with litigation involving Lifted, have created significant adverse risks to the Company, which cause substantial doubt about the Company’s ability to continue as a going concern. Also, the Company has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially those related to vaping, vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk. The Company maintains levels of cash in a bank deposit account that, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and it believes it is not exposed to any significant credit risk on cash.

No assurance or guarantee whatsoever can be given that the net income of the Company’s wholly-owned subsidiary Lifted Made will be sufficient to allow the Company to pay all of its operating expenses and the dividends accruing on the Company’s preferred stock. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has one revenue-generating subsidiary, Lifted Made. If and to the extent that the revenue generated by Lifted Made is not adequate to pay the Company’s operating expenses and the dividends accruing on its preferred stock, then Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing additional profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Pursuant to US GAAP, the Company is obligated to periodically review its investments. The Company has limited ability to comment on these companies’ operations and financial performance. The Company’s ability to review the financial performance of its investment in these companies is limited: the financial statements of these companies are not audited and the Company is not active in the management of these companies. Consequently, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies, and to reviews of unaudited financial statements that are delivered to us on an irregular basis.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	March 31, 2020	December 31, 2019
Machinery & Equipment	$ 69,900	$ -
Computer Equipment	$ 5,407	$ -
Leasehold Improvements	$ 20,089	$ -
Sub-total:	$ 95,396	$ -

Less: accumulated depreciation	$ 1,738	$ -
	$ 93,658	$ -

Estimated useful lives per asset class are:

Asset Class	Estimated Useful Life
Machinery & Equipment	120 months
Computer Equipment	60 months
Leasehold Improvements	48 months

Depreciation expense of $1,738 was recognized during the quarter ended March 31, 2020.

NOTE 6 – NOTES RECEIVABLE

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

This left Lion with a net balance owed to the Company of $168,500 as of December 31, 2019. On March 2, 2020, Lion and the Company agreed that the repayment of such $168,500 will be made in eleven equal monthly installments of principal due and payable by Lion to the Company on the first day of each calendar month starting on April 1, 2020, and that no additional interest will accrue. During the quarter ended March 31, 2020, The Company wrote off as bad debt interest of $2,006 that was receivable from the CBD Lion for the period January 1, 2020 through March 1, 2020. The Company calculated imputed interest receivable of $370 from CBD Lion for the period March 2, 2020 through March 31, 2020.

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

NOTE 7 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website – During the year ended December 31, 2019, Lifted paid a third party to develop a new website, www.LiftedMade.com, with new features and functionality. A total of $5,000 was spent developing the website during the year ended December 31, 2019. The website is being amortized over 32 months, and $139 in amortization related to the website was recognized during the quarter ended March 31, 2020.

NOTE 8 – RELATED PARTY TRANSACTIONS

Commissions Paid – During the three months ended March 31, 2020, $3,777 in commissions were paid to Robert Warrender, who is Nicholas S. Warrender’s brother. In 2019, $34,972 in commissions were paid to Robert Warrender.

Shipping Costs – Lifted shares a shipping account with a company operated by Nicholas S. Warrender’s father. Lifted does this in an effort to reduce shipping costs, as the shipper gives a price discount based on volume. The cost of shipping Lifted’s products are paid for by Nicholas S. Warrender’s father’s company, and Lifted reimburses Nicholas S. Warrender’s father’s company.

Amounts Owed to Related Parties

Amounts Owed to GJacobs

At March 31, 2020, there was a management bonus payable of $250,000 owed to the Company's CEO GJacobs; there were no other payables owed to GJacobs. In comparison, at March 31, 2019, there are expense reimbursements owed to the Company's CEO GJacobs, CEO totaling $3,555. At December 31, 2019, there were no expense reimbursements owed to GJacobs.

On June 21, 2016, a company affiliated with GJacobs, made a non-interest-bearing loan of $4,000 to the Company, which was payable upon demand. The $4,000 note payable to the company affiliated with GJacobs was repaid during the quarter ended March 31, 2019.

Amounts Owed to WJacobs

At March 31, 2020, there was a management bonus payable of $100,000 owed to WJacobs; there were no other payables owed to WJacobs. In comparison, at March 31, 2019, there were independent contractor fees of $130,000, salary of $5,000, and expense reimbursements of $1,825 owed to WJacobs, who is now the Company's President and CFO, totaling $136,825. At December 31, 2019, there were no payables owed to WJacobs. WJacobs is the son of GJacobs, our Chief Executive Officer, and the nephew of director James S. Jacobs.

During the quarter ended March 31, 2019, WJacobs was paid $40,000 for independent contractor fees he was owed for May 2016 through December 2016. He was also reimbursed $4,417 for expenses he incurred from January 2016 through November 2018.

Amounts Owed to Nicholas S. Warrender

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

As such, of March 31, 2020, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $7,603 owed to Nicholas S. Warrender.

Total reimbursements of $840 were also payable to Nicholas S. Warrender at March 31, 2020.

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

NOTE 9 – DISTRIBUTIONS TO NICHOLAS S. WARRENDER

Distributions to Nicholas S. Warrender to Cover the Income Taxes Owed by Nicholas S. Warrender in Regard to the Net Income of Lifted Prior to February 24, 2020

Pursuant to Section 5.11 of the Agreement and Plan of Merger by and among the Company, Lifted, Gerard M. Jacobs, William C. Jacobs, Warrender Enterprise Inc. and Nicholas S. Warrender dated January 7, 2020, certain Estimated Tax Distributions were to be made to Nicholas S. Warrender to cover estimated income tax obligations of Nicholas S. Warrender in regard to the net income of Warrender Enterprise Inc. during 2019 and during the short taxable year commencing on January 1, 2020 and ending on February 23, 2020, the date before the closing date of the Merger. The parties orally agreed that these Estimated Tax Distributions would be made to Nicholas S. Warrender as promptly as feasible following the closing date. On March 6, 2020, Lifted distributed a total of $193,767 of Estimated Tax Distributions based upon good faith estimates of such federal and state income tax obligations of Nicholas S. Warrender calculated by a third party tax preparation firm.

NOTE 10 – SHAREHOLDERS’ EQUITY

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

Share-Based Compensation – During the period ended March 31, 2020, the Company recognized $733,530 in share-based compensation related to the issuance of warrants to GJacobs. The Company also recognized $660,177 in share-based compensation related to the issuance of warrants to WJacobs. These warrants were issued to GJacobs and WJacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to GJacobs and WJacobs upon the execution of employment agreements, which were signed on February 24, 2020 upon the closing of the acquisition of Lifted. The five-year warrants give GJacobs the right to purchase 250,000 shares of common stock of AQSP exercisable at $5.00 per share. The five-year warrants give WJacobs the right to purchase 225,000 shares of common stock of AQSP exercisable at $5.00 per share. The warrants were valued using the Black-Scholes valuation model as of the date of issuance, assuming an estimated life of 2.5 years and estimated future volatility of 361.49%.

There was no share-based compensation expense recognized during the period ended March 31, 2019.

Stock Option and Warrant Activity – The following is a summary of stock option and warrant activity as of March 31, 2020 and changes during the period then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, December 31, 2019	4,242,869	$ 1.23	3.92	$ 5,382,644
Warrants to Purchase Common Stock Issued in the Lifted Made merger during Q1 2020	1,820,000
Warrants Issued to GJacobs and WJacobs	475,000
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, March 31, 2020	4,542,869	$ 2.35	4.66	$ 5,158,518
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, March 31, 2020	6,537,869	$ 2.56	4.71	$ 6,221,018

Upon the execution of GJacobs’ employment agreement on February 24, 2020, the terms of GJacobs’ stock options granted by the Company to purchase shares of common stock of the Company which were set to expire on November 4, 2020 and September 29, 2021 were extended so that all of such stock options may be exercised by GJacobs at any time on or before December 31, 2024. GJacobs owns 471,698 options that were originally set to expire on November 4, 2020, and 605,000 options that were originally to expire on September 29, 2021; the expiration dates for all of these options were extended to December 31, 2024.

NOTE 11 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Operating Lease Right-of-Use Asset – In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). The amended guidance, which is effective for the Company on January 1, 2019, requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet; lease expense for these types of leases are recognized on a straight-line basis over the lease term. Options to extend or terminate a lease are not included in the determination of the right-of-use asset or lease liability unless it is reasonably certain to be exercised. Lifted adopted ASU 2016-02 using the modified retrospective approach, electing the package of practical expedients.

Lifted does not own any physical properties. Lifted’s corporate office, manufacturing facility and warehouse is located in Zion, Illinois, where Lifted has rented 3,300 square feet of space. The lease started June 1, 2018, and terminates on June 1, 2021. Lifted has plans to expand its operations in Zion as opportunities arise. Some of Lifted’s equipment is temporarily located in a third party’s rented space that is adjacent to Lifted’s space. The Company’s lease agreement does not contain any material residual value guarantees or materially restrictive covenants.

As the Company's lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information provided by a banker in determining the present value of lease payments. The discount rate used in the computations was 5.5%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2020
Operating Lease Right-of-Use Asset	Non-Current Assets	$21,535

Liability	Balance Sheet Line	March 31, 2020
Current Operating Lease Liability	Current Liabilities	$18,482
Operating Lease Liability	Non-Current Liabilities	$2,954

Lease Cost

The table below summarizes the components of lease costs for the period ended March 31, 2020.

March 31, 2020
Operating lease costs for March 2020. Please note: as described in Note 2, a portion of monthly overhead costs such as this rent are allocated to finished goods. Utility costs such as this rent are included in the total Selling, General and Administrative Expenses account.	$1,600

Maturities of lease liabilities as of March 31, 2020 are as follows:

Remaining lease payments in 2020	$14,400
Less: Interest for remaining 2020 fiscal year	$(571)
Present value of lease liabilities	$13,829

Processing Services Agreement Between the Company and Merkabah Labs LLC – On May 9, 2019, Lifted entered into a one year Processing Services Agreement with Merkabah Labs, LLC ("Merkabah Labs"). Pursuant to such Processing Services Agreement, among other things, Merkabah Labs agreed to produce and sell a water soluble CBD nano product to Lifted, and so long as Lifted was not in breach of certain specified minimum quantity purchase requirements, Lifted shall be Merkabah Labs' exclusive supplier of such product for the duration of the Processing Services Agreement. In addition, among other things, Lifted and Merkabah Labs each agreed in such Processing Services Agreement not to disclose, directly or indirectly, to any person or entity the other party's confidential information, and the receiving party agreed that is shall not use the other party's confidential information for its private benefit, but only in furtherance of the purposes of such Processing Services Agreement. Lifted has filed a lawsuit against Merkabah Labs, its majority owner Ryan Puddy, Merkabah Technologies, LLC, and Ralph L. Taylor III (collectively, the "defendants") alleging, among other things: that the defendants' orchestrated and deliberately misappropriated Lifted's confidential business, proprietary, and trade secret information, in breach of contract and breach of fiduciary duties; that the defendants wrongfully acquired, disclosed, and used Lifted's information through unauthorized access to Lifted's internal email communications and other improper means in violation of federal, state and common law; that defendants consciously conspired and deliberately pursued a fraudulent and malicious scheme to pick apart Lifted's business from within and steal Lifted's confidential business, proprietary, and trade secret information to further their own economic or corporate interests, to the detriment of Lifted; and that defendants knowingly benefitted from their colluded misappropriation of Lifted's confidential business, proprietary, and trade secret information, and unfair competition enabling defendants to quickly create a competing company using Lifted's resources and personnel and reap the associated awards in the marketplace without contributing or expending any of their own time, money, resources, knowledge or experience.

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

Amounts Payable to Gerard M. Jacobs and William C. Jacobs

Gerard M. Jacobs has not historically received cash compensation, and, historically, the Company’s President and CFO William C. “Jake” Jacobs has worked for $5,000 per month. Effective as of June 19, 2019 through the earlier of the closing of the Company’s acquisition of CBD Lion LLC, which is now terminated or the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) (“Lifted”), the Company has agreed to pay Gerard M. Jacobs and William C. “Jake” Jacobs consulting fees of $7,500 and $5,000 per month, respectively. In addition, upon the closing of the acquisition described herein, their salaries, equity incentives, expense reimbursements and bonuses will increase. There are also to be significant bonuses awarded to Gerard M. Jacobs and William C. “Jake” Jacobs for closing on the acquisition of Lifted, and upon the earlier of December 1, 2020 or the first date when the Company has raised a total of at least $15 million, and upon the earlier of December 1, 2021 or the first date when the Company has raised a total of at least $25 million, as described in the current report on Form 8-K, and its exhibit, filed with the SEC on or about June 25, 2019. Please note that as of December 31, 2019, the Company had not yet closed on its acquisition of Lifted, and the Company had not raised $15 million and $25 million, so no accruals for the bonuses triggered by these events had been made. As of April 23, 2020, the Company has closed on the acquisition of Lifted, and the bonuses triggered by the acquisition of Lifted have been accrued for but have not yet been paid. As of the date of this report on Form 10-Q, the Company has not yet raised $15 million or $25 million.

NOTE 12 – LEGAL PROCEEDINGS

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies, the Company records accruals for contingencies to the extent that management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred.

Lifted is involved in three pending lawsuits, two as a defendant, and the other as the plaintiff, described below:

MILE HIGH LABS, INC., Plaintiff, v. WARRENDER ENTERPRISE, INC. d/b/a LIFTED LIQUIDS, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW) – In August 2019, Mile High Labs, Inc. sued Lifted in federal court in Colorado, alleging that Lifted reneged on an alleged purchase of $825,000 worth of CBD isolate. Lifted has challenged the jurisdiction of the Colorado court, arguing that Lifted does not conduct business in Colorado. When appropriate, Lifted intends to deny the material allegations of the complaint. However, no assurance or guarantee can be given regarding the disposition of this lawsuit. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted and the Company, and upon the price of the Company's common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit. The Company has recorded an accrual for the use of $60,000 worth of the CBD isolate in question.

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

False Advertising Matter – On or about May 11, 2020, Accelerated Analytical, Inc. and Act Laboratories, LLC d/b/a Accelerated Cannabis Laboratories (together “Accelerated” or “Plaintiff”) filed a lawsuit against our wholly owned subsidiary Lifted Liquids, Inc. (“Lifted”) and member of our Board of Directors, Nicholas Warrender, in the US District Court, Western District of Wisconsin (Case #3:20-cv-00442). Accelerated provided certificates of analysis (“COAs) for a number of the ingredients and formulations used in Lifted’s products. Plaintiff’s complaint alleged that the defendants have, among other things, modified and/or misused Plaintiff’s COAs in connection with the sale of Lifted’s products. The Plaintiffs allege that Defendants’ actions constituted “false advertising” under the US trademark law and “deceptive trade practices” under Wisconsin state law. The Plaintiff does not quantify any alleged damages in its complaint but, in addition to attorneys' fees and costs, seeks injunctive relief to, among other things, prohibit Defendants from distributing any COAs that purport to be from Accelerated, refrain from selling certain products alleged to have been associated with false or misleading COA(s), provide Accelerated with copies of altered and/or fabricated COAs, and provide customer lists to Accelerated. Plaintiffs sought a temporary restraining order which was denied by the Court. We expect Plaintiffs to attempt to obtain a preliminary injunction. Defendants dispute that Plaintiffs have suffered any damages as a result of the alleged actions by Defendants and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action. The alleged actions by Defendants appear to have occurred prior to the closing of the Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Lifted became our wholly owned subsidiary on February 24, 2020. Pursuant to the Merger Agreement, Mr. Warrender is required to indemnify our subsidiary Lifted for damages or costs incurred as a result of any malfeasance on his part. The Merger Agreement also requires both Lifted and Mr. Warrender to indemnify Acquired Sales Corp. for damages or costs that we incur as a result of this lawsuit.

Lifted expects to file a lawsuit soon against a digital marketing company in regard to that company’s money back guarantee of a $25,000 upfront fee paid by Lifted.

NOTE 13 – WORKER’S COMPENSATION CLAIM

During the year ended December 31, 2019, Lifted became involved in the following pending worker’s compensation claim, as the defendant:

MARTHA, EDGAR v. LIFTED LIQUIDS – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

NOTE 14 – SUBSEQUENT EVENTS

Cancellation of Shares of Common Stock

Several years ago, pursuant to a fully signed settlement agreement (the "Settlement Agreement"), the Company purchased for $50,000 (the "Purchase") all of the shares of the Company’s common stock (the "Shares") owned by Matthew Ghourdjian ("Ghourdjian") and by the Deborah Sue Ghourdjian Separate Property Trust ("Ghourdjian Trust").

Prior to the closing of the Purchase, Ghourdjian and the Ghourdjian Trust orally expressed uncertainty as to whether or not certain of the Shares totaling 166,888 shares (the "166,888 Shares") had already been orally sold by Ghourdjian and the Ghourdjian Trust to a third party. With Ghourdjian and the Ghourdjian Trust being unable to find any evidence of such a sale of the 166,888 Shares but also being unable to locate the physical stock certificates evidencing the 166,888 Shares, the Settlement Agreement was written so that the Company purchased from Ghourdjian and the Ghourdjian Trust all of the Shares owned by Ghourdjian or by the Ghourdjian Trust, and stipulated that the aggregate number of the Shares without the 166,888 Shares was a minimum of 690,796 shares (the "690,796 Shares").

At the closing of the Purchase, the Company paid $50,000 for the Shares and Ghourdjian and the Ghourdjian Trust delivered to the Company certificates evidencing the 690,796 Shares.

The 166,888 Shares continued to be shown on the books of Colonial Stock Transfer ("Colonial") as being owned by Ghourdjian and the Ghourdjian Trust. On April 2, 2020 the 166,888 Shares were cancelled.

Receipt of Loans under the Economic Injury Disaster Loan Program and the Paycheck Protection Program

In response to the coronavirus (COVID-19) pandemic the U.S. Small Business Administration (the “SBA”) is making small business owners eligible to apply for an Economic Injury Disaster Loan advance of up to $10,000 under its Economic Injury Disaster Loan program (the “EIDL”). This advance provides economic relief to businesses that are currently experiencing a temporary loss of revenue. This loan advance will not have to be repaid. Lifted applied for and received a $10,000 loan advance under the EIDL (“EIDL Advance”). Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. The Note matures on April 14, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid by Lifted at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. Acquired Sales Corp. intends that Lifted would use at least 75% of the PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that Lifted will obtain forgiveness of the PPP Loan in whole or in part.

With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, and breaches of the provisions of the Note.

All of the SBA PPP money has been put into a segregated bank account, and so far, $33,645 of that money has been used to pay payroll, $1,600 has been used for rent, and $233 has been used for utilities. In prior years, the Company’s payables have been greater than their cash on hand. Historically, the Company has had inconsistent income generating ability and is therefore reliant on raising money from loans or stock sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquired Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp. and Lifted, unless the context otherwise indicates.

IMPACTS OF COVID-19

THE COVID-19 SITUATION AND ITS RAMIFICATIONS, INCLUDING ILLINOIS GOVERNOR J.B. PRITZKER’S STAY AT HOME ORDER WHICH HAS BEEN EXTENDED THROUGH MAY 30, 2020, HAS MATERIALLY ADVERSELY AFFECTED THE COMPANY’S ABILITY TO FUNCTION AS IT NORMALLY DOES WITH MANY EMPLOYEES WORKING REMOTELY AND SUPPLY AND DISTRIBUTION CHANNELS SERIOUSLY DISRUPTED. THE COMPANY HAS EXPERIENCED LOSS OF REVENUE IN REGARD TO ITS ANTICIPATED CANNA-INFUSED PRODUCTS BUSINESS. NO ASSURANCES OR GUARANTEES WHATSOEVER CAN BE GIVEN THAT THE COMPANY’S CANNA-INFUSED PRODUCTS BUSINESS WILL EVER RETURN TO NORMAL. THE COMPANY IS NOT CURRENTLY IN A POSITION TO FULLY ASSESS THE IMPACTS OF THE COVID-19 SITUATION AND ITS RAMIFICATIONS, INCLUDING ILLINOIS GOVERNOR J.B. PRITZKER’S STAY AT HOME ORDER, ON THE COMPANY’S FUTURE SALES AND PROFITABILITY. IN ADDITION, THE COMPANY CURRENTLY BELIEVES THAT THE COVID-19 SITUATION AND ITS RAMIFICATIONS, INCLUDING ILLINOIS GOVERNOR J.B. PRITZKER’S STAY AT HOME ORDER, ARE HAVING A MATERIAL ADVERSE IMPACT ON THE COMPANY’S SUPPLY AND PACKAGING, DISTRIBUTION CHANNELS, SALES, CAPITAL RAISING, ACQUISITION OPPORTUNITIES, AND OTHER FUTURE PROSPECTS.

The funding totaling $159,622.50 that the Company has received from the SBA has provided the Company with additional liquidity, and the Company has been able to offset some of its loss revenue through the sale of hand sanitizer. The Company is not currently in a position to fully assess how long such liquidity and the revenue from the sales of hand sanitizer will allow the Company to continue to pay all of its operating expenses. There is a significant risk that, unless additional capital is obtained, the Company’s growth prospects and initiatives could be materially adversely impacted.

Material Damage to Lifted's Business Resulting From the Ongoing COVID-19 Pandemic:

As AQSP stated in its annual report on Form 10-K filed with the SEC on March 30, 2020, the COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker's Executive Order in response to the pandemic, have materially damaged Lifted's business, among other things by disrupting Lifted's access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program (collectively the "Federal Financial Assistance").

Expectations to Continue as a Going Concern:

Notwithstanding the material damage to our business described above, the management of Lifted currently expects Lifted to continue as a going concern during the 12 months following the date of this report, for several reasons:

•The Federal Financial Assistance has significantly increased Lifted's liquidity. As of May 11, 2020, Lifted had cash on hand of approximately $533,000 including the Federal Financial Assistance. In addition, we observe that as of May 11, 2020, Lifted's parent company AQSP had cash on hand of approximately $325,779. This total consolidated cash on hand of $858,779 is significant.

•As of today, Lifted’s current assets significantly outweigh Lifted's current liabilities. However, we do owe a total of $350,000 in management bonuses to GJacobs and WJacobs, and we do not have the money to pay these bonuses. GJacobs and WJacobs are entitled to these bonuses and could demand payment of them.

•When Lifted's core business of manufacturing, packaging, selling and distributing CBD-infused products was materially damaged by the COVID-19 pandemic and its ramifications, Lifted diverted a significant portion of its available human and financial capital toward a new line of business manufacturing, selling, brokering and distributing hand sanitizer. To date, the demand for Lifted’s hand sanitizer has been significant, and in April Lifted acquired a new machine for filling and labeling a higher number of bottles of sanitizer per hour. With this new machine, and with the assistance of its third party distributors including certain distributors with access to large retail chains, Lifted is hoping to obtain significantly higher sales of sanitizer products. However, we expect that the national supply of hand sanitizer will gradually increase, and the price of and Lifted's profits on hand sanitizer products will gradually decrease, over time.

•While Lifted's access to its employees, suppliers and packaging has been materially disrupted by the COVID-19 pandemic and its ramifications, the demand by distributors for the quantities of Lifted’s new hemp flower brand Urb that Lifted has able to manufacture and package to date has been significant. Some outsourcing by Lifted has helped increase the production of Urb products during the COVID-19 pandemic, and in April Lifted bough a rolling machine and grinder to improve the efficiency of production of Urb products in-house. And very recently, significantly more Urb packaging has arrived at Lifted, giving Lifted hopes that we will have more Urb product in inventory and ready for delivery whenever nationwide distributors are allowed to re-open as the COVID-19 pandemic hopefully subsides. However, we expect that other hemp companies will copy the Urb brand's innovative and colorful packaging and thus create more competition against Lifted's Urb products, over time.

•When the COVID-19 pandemic hopefully subsides, Lifted plans to launch a cannabinoid-infused facial skin care line with proprietary formulations developed by chemist Shannon Tor of Tor Salon Products, Mundelein, Illinois. Mr. Tor is an accomplished chemist who helped drive the growth of the St. Ives, L’Oréal, and Carmex brands earlier in his career. However, Lifted has no guarantees that this new skin care line will be successful in the marketplace.

•Lifted is taking proactive steps to attempt to gain brand awareness and drive more direct-to-consumer sales online. Lifted has hired Rosen PR in New York City to assist with Lifted’s public relations efforts. As a result, Lifted and Nick Warrender have been steadily gaining more coverage in various publications and on podcasts. Lifted has also hired Nison Co., a firm specializing in SEO, to assist with Lifted’s organic search engine rankings.

(3) Lifted plans to take actions to continue as a going concern, if necessary:

If the COVID-19 pandemic and its ramifications, or if other events and circumstances adverse to Lifted's business, challenge Lifted’s ability to continue as a going concern within one year after the date that AQSP’s consolidated financial statements are issued, then we would plan to sustain Lifted as a going concern by taking one or more of the following actions:

•causing Lifted’s parent company AQSP to complete private placements of AQSP's common stock and/or preferred stock

•borrowing from banks and/or private investors

•acquiring and/or developing profitable businesses that will create positive income from operations

•causing Lifted’s parent company AQSP to accrue rather than pay dividends on AQSP's outstanding preferred stock

We believe that by taking some combination of these actions, Lifted should be able to be provided with sufficient capital, future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees that Lifted will be successful in consummating such actions on acceptable terms, if at all, and that is why in AQSP's filings with the SEC we are careful to include a "going concern" risk.

ITEM 1. STATEMENTS

Prior to the acquisition of Lifted on February 24, 2020, Acquired Sales Corp. had no sources of revenue, and Acquired Sales Corp. had a history of recurring losses, which has resulted in an accumulated deficit of $17,191,098 as of March 31, 2020. From February 24, 2020 (the acquisition date) forward, Lifted’s financial statements are consolidated with the Company’s financial statements. Acquired Sales Corp. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year, and the Company is obligated to pay management bonuses that it does not currently have sufficient to pay. These matters raise substantial doubt about our ability to continue as a going concern.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2020. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our annual report on Form 10-K filed with the SEC on March 30, 2020, that can be read at www.sec.gov.

Overview

Please refer to “NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.” for information.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of March 31, 2020 and December 31, 2019, as well as cash flows for the three months ended March 31, 2020 and 2019.

	March 31, 2020	December 31, 2019
Current Assets	$ 1,700,639	$ 4,594,512
Current Liabilities	654,778	189,243
Working Capital	1,045,861	4,405,269

For the Three Months Ended
March 31,
	2020	2019
Net Cash Used in Operating Activities	$ (357,944)	$ (161,791)
Net Cash Used in Investing Activities	$ (3,114,503)	$ -
Net Cash Provided by/ (Used in) Financing Activities	$ (89,700)	$ 2,958,706

Comparison of March 31, 2020 to March 31, 2019

At March 31, 2020, we had consolidated cash and cash equivalents of $822,782. This consisted of $382,600 in cash at Lifted, and $440,182 in cash at AQSP. In comparison, at March 31, 2019, AQSP had cash and cash equivalents of $2,796,915.

Consolidated current assets of $1,700,639 at March 31, 2020 consisted of $1,090,754 in current assets at Lifted, and $609,885 in current assets at AQSP. Current assets at AQSP primarily consisted of cash on hand of $440,182 and note receivable from CBD Lion of $168,500. The consolidated current assets are adequate to fund current operations and to fulfill corporate obligations or to fund growth and potential acquisitions. In comparison, at March 31, 2019, total current assets consisted of $2,796,915 in cash.

Consolidated current liabilities as of March 31, 2020 of $654,778 consisted of $191,212 of current liabilities at Lifted, and $463,566 of current liabilities at AQSP. At March 31, 2020, primarily driving the current liabilities at AQSP was $350,000 in accrued management bonuses payable to GJacobs and WJacobs, dividends payable of $89,497 to the Series A Convertible Preferred Stock holders, and dividends payable of $9,481 payable to the Series B Convertible Preferred Stock holders.

In comparison, current liabilities at March 31, 2019 of $179,654 consisted of accounts payable to related parties of $140,380, trade accounts payable of $20,722, and dividends payable of $18,552 to the Series A Convertible Preferred Stock holders. Accounts payable to related parties consisted of independent contractor fees and expense reimbursements. Trade accounts payable accounts consisted of liabilities for professional fees.

Comparison of the three months ended March 31, 2020 to March 31, 2019

During the three months ended March 31, 2020, AQSP recognized a total of $1,393,648 in stock compensation expense. Of the total, $733,499 came from the issuance of warrants to GJacobs. The Company also recognized $660,149 in stock compensation expense related to the issuance of warrants to WJacobs. These warrants were issued to GJacobs and WJacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to GJacobs and WJacobs upon the execution of employment agreements, which were signed on February 24, 2020. Also during the three months ended March 31, 2020, AQSP recognized a total of $350,000 in management bonus expense. Pursuant to GJacobs’ and WJacobs’ employment agreements, GJacobs and WJacobs were to be paid $250,000 and $100,000, respectively, upon the closing of AQSP’s acquisition of Lifted. These management bonuses are accrued for on the balance sheet as of March 31, 2020, and still today, AQSP has not yet paid these bonuses. These bonuses are payable upon demand.

In comparison, during the three months ended March 31, 2019, we incurred selling, general and administrative expenses of $26,473. Selling, general and administrative expenses primarily consisted of independent contractor fees, and reimbursement for expenses incurred by the Company’s chief executive officer and independent contractor. In comparison, during the three months ended March 31, 2018, we incurred selling, general and administrative expenses of $16,995. Selling, general and administrative expenses primarily consisted of independent contractor fees, and reimbursement for expenses incurred by the Company’s chief executive officer and independent contractor.

During the three months ended March 31, 2020, net cash used in operating activities was $357,944, net cash used in investing activities was $3,114,503, and net cash used in financing activities was $89,700. In comparison, during the three months ended March 31, 2019, net cash used in operating activities was $161,791. During the three months ended March 31, 2019, net cash provided by financing activities was $2,958,706.

The Company currently has one revenue-generating subsidiary, Lifted Made. If and to the extent that the revenue generated by Lifted Made is not adequate to pay the Company’s operating expenses, the dividends accruing on its preferred stock, and the interest payable to Nicholas S. Warrender, then Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing additional profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Critical Accounting Policies

Critical accounting policies are discussed in “NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.”

CBD Lion LLC

Please refer to Note 5 – Notes Receivable.

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

Other Matters

We may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business in addition to the matters discussed above in “NOTE 12 – LEGAL PROCEEDINGS”. We intend to defend vigorously against any such claims. Although the outcome of these other matters is currently not determinable, our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations, or cash flows.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2019, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at March 31, 2020. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Description of Legal Proceedings

Lifted is involved in three pending lawsuits, two as a defendant, and the other as the plaintiff:

(a) MILE HIGH LABS, INC., Plaintiff, v. WARRENDER ENTERPRISE, INC. d/b/a LIFTED LIQUIDS, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW) – In August 2019, Mile High Labs, Inc. sued Lifted in federal court in Colorado, alleging that Lifted reneged on an alleged purchase of $825,000 worth of CBD isolate. Lifted has challenged the jurisdiction of the Colorado court, arguing that Lifted does not conduct business in Colorado. When appropriate, Lifted intends to deny the material allegations of the complaint. However, no assurance or guarantee can be given regarding the disposition of this lawsuit. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted and the Company, and upon the price of the Company's common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit. The Company has recorded an accrual for the use of $60,000 worth of the CBD isolate in question.

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

(c) False Advertising Matter – On or about May 11, 2020, Accelerated Analytical, Inc. and Act Laboratories, LLC d/b/a Accelerated Cannabis Laboratories (together “Accelerated” or “Plaintiff”) filed a lawsuit against our wholly owned subsidiary Lifted Liquids, Inc. (“Lifted”) and member of our Board of Directors, Nicholas Warrender, in the US District Court, Western District of Wisconsin (Case #3:20-cv-00442). Accelerated provided certificates of analysis (“COAs) for a number of the ingredients and formulations used in Lifted’s products. Plaintiff’s complaint alleged that the defendants have, among other things, modified and/or misused Plaintiff’s COAs in connection with the sale of Lifted’s products. The Plaintiffs allege that Defendants’ actions constituted “false advertising” under the US trademark law and “deceptive trade practices” under Wisconsin state law. The Plaintiff does not quantify any alleged damages in its complaint but, in addition to attorneys' fees and costs, seeks injunctive relief to, among other things, prohibit Defendants from distributing any COAs that purport to be from Accelerated, refrain from selling certain products alleged to have been associated with false or misleading COA(s), provide Accelerated with copies of altered and/or fabricated COAs, and provide customer lists to Accelerated. Plaintiffs sought a temporary restraining order which was denied by the Court. We expect Plaintiffs to attempt to obtain a preliminary injunction. Defendants dispute that Plaintiffs have suffered any damages as a result of the alleged actions by Defendants and intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action. The alleged actions by Defendants appear to have occurred prior to the closing of the Agreement and Plan of Merger (“Merger Agreement”) pursuant to which Lifted became our wholly owned subsidiary on February 24, 2020. Pursuant to the Merger Agreement, Mr. Warrender is required to indemnify our subsidiary Lifted for damages or costs incurred as a result of any malfeasance on his part. The Merger Agreement also requires both Lifted and Mr. Warrender to indemnify Acquired Sales Corp. for damages or costs that we incur as a result of this lawsuit.

Lifted expects to file a lawsuit soon against a digital marketing company in regard to that company’s money back guarantee of a $25,000 upfront fee paid by Lifted.

Description of Pending Worker’s Compensation Claim

During the year ended December 31, 2019, Lifted became involved in following pending worker’s compensation claim, as the defendant:

MARTHA, EDGAR v. LIFTED LIQUIDS – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities during the period were disclosed in Item 3.02 of the current report filed on May 10, 2019.

We issued common stock, committed to issue restricted common stock, and warrants all in connection with Merger.

On April 2, 2020, 166,888 shares of common stock were cancelled.

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

4.3	Registration Rights Agreement
4.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Acquired Sales Corp.
99.1	Press Release Dated March 4, 2019

Form 10-K	March 12, 2019
10.35.2	James S. Jacobs Right to Purchase Warrant Agreement
10.37	Security Agreement
10.38	Demand Promissory Note Payable to Joshua A. Bloom dated July 16, 2018
10.39	Common Stock Purchase Warrants – Joshua A. Bloom – dated July 16, 2018
10.40	Demand Promissory Note Payable to Gerard M. Jacobs dated July 18, 2018
10.41	Common Stock Purchase Warrants – Gerard M. Jacobs – dated July 18, 2018
10.42	Common Stock Purchase Warrants – Gerard M. Jacobs – dated November 8, 2018
10.43	Common Stock Purchase Warrants – Joshua A. Bloom – dated November 12, 2018
10.44	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 7, 2019
10.45	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 21, 2019
10.46	Common Stock Purchase Warrants – Gerard M. Jacobs – dated February 6, 2019

Form 8-K	May 1, 2019

10.49	Stock Sale and Purchase Agreement among Ablis Holding Company, Ablis, Inc., James A. Bendis, Acquired Sales Corp., Gerard M. Jacobs and William C. “Jake” Jacobs
10.50

Stock Purchase Agreement among Bendistillery Inc., Bend Spirits, Inc., Bendis Homes Pinehurst, LLC, James A. Bendis, Alan T. Dietrich, Acquired Sales Corp., Gerard M. Jacobs and William C. “Jake” Jacobs

Form 8-K	May 23, 2019
10.52	Letter of Intent between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender Enterprise Inc. d/b/a Lifted Liquids and its owner

Form 8-K	June 26, 2019
10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019

Form 8-K	August 20, 2019
10.54	Agreement and Plan of Merger – CBD Lion LLC
10.55	$300,000 Promissory Note to CBD Lion LLC

Form 8-K	January 8, 2020
10.56

Merger Agreement between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender

Enterprise Inc. d/b/a Lifted Liquids and its owners and exhibits A through D (Executive A: Executive Employment Agreement; Exhibit B: Stockholders Agreement; Exhibit C: Registration Rights Agreement; and Exhibit D: Promissory Note)

Form 10-K	March 30, 2020

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

Form 8-K/A	May 8, 2020
23.1	Consent of Fruci & Associates II, PLLC
99.1

Financial statements: Balance sheets of Warrender Enterprise, Inc. of December 31, 2019 and December 31,

2018, and the related statements of operations, shareholder’s equity (deficit), and cash flows for the two-year period ended December 31, 2019

This 10-Q
10.57	U.S. Small Business Administration Note – Paycheck Protection Program Loan
31.1

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

31.2

Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by William C. Jacobs

32.1

Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by William C. Jacobs
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

Dated: May 20, 2020
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer