Form 10-Q
period 2020-06-30
ACQUIRED SALES CORP
filed 2020-08-19
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large accelerated filer □	Accelerated filer □
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2020, there were 6,460,236 shares of the registrant’s common stock outstanding.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION4

ITEM 1. STATEMENTS4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS37

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK42

ITEM 4. CONTROLS AND PROCEDURES42

PART II — OTHER INFORMATION42

Item 1. Legal Proceedings.42

Item 1A. Risk Factors.43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.43

Item 3. Defaults Upon Senior Securities.43

Item 4. Mine Safety Disclosures.43

Item 5. Other Information.43

Item 6. Exhibits.43

SIGNATURES45

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

THE IMPACTS OF COVID-19 ARE ALREADY BEING EXPERIENCED BY ACQUIRED SALES CORP. AND LIFTED MADE. ON MARCH 20, 2020, ILLINOIS GOVERNOR J.B. PRITZKER ISSUED EXECUTIVE ORDER 2020-10, ENTITLED "EXECUTIVE ORDER IN RESPONSE TO COVID-19 (COVID-19 EXECUTIVE ORDER NO. 8)", PURSUANT TO WHICH, WITH CERTAIN EXCEPTIONS, ALL INDIVIDUALS CURRENTLY LIVING WITHIN THE STATE OF ILLINOIS WERE ORDERED TO STAY AT HOME OR AT THEIR PLACE OF RESIDENCE, EXCEPT AS ALLOWED IN THE EXECUTIVE ORDER. THE GOVERNOR IS CONTINUING TO ISSUE AMENDED EXECUTIVE ORDERS WHICH PROFOUNDLY AFFECT THE CONDUCT OF BUSINESS WITHIN THE STATE OF ILLINOIS.

NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW SUCH EXECUTIVE ORDER, AND SUBSEQUENT AMENDED EXECUTIVE ORDERS, WILL IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

DURING THE ONGOING COVID-19 PANDEMIC, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES HAVE BEEN SIGNIFICANTLY DEPENDENT UPON THE RE-SALE OF HAND SANITIZER TO A SMALL NUMBER OF CUSTOMERS, AND UPON THE RECEIPT BY LIFTED MADE OF $149,622.50 BORROWED FROM THE U.S. SMALL BUSINESS ADMINISTRIATION (“SBA”) UNDER THE SBA’S PAYROLL PROTECTION PROGRAM (THE “PPP LOAN”) AND UPON THE RECEIPT BY LIFTED MADE OF

$10,000 GRANTED TO IT BY THE SBA UNDER THE SBA’S ECONOMIC INJURY DISASTER LOAN PROGRAM. SUCH RE-SALES OF HAND SANITIZER MAY NOT CONTINUE IN THE FUTURE, AND THE PPP LOAN MAY BE REQUIRED TO BE REPAID. CONSEQUENTLY, LIFTED’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

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

The results for the period ended June 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 for the period ended December 31, 2019.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets, June 30, 2020 (Unaudited) and December 31, 2019	5
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)	6
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2019 and 2020 (Unaudited)	7
Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (Unaudited)	8
Notes to the Condensed Consolidated Financial Statements (Unaudited)	9-16

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$ 510,803	$ 4,384,929
Prepaid Expenses	2,083	9,583
Interest Receivable	838	-
Note Receivable from CBD LION	122,546	200,000
Accounts Receivable, net of $13,214 allowance in 2020	394,697	-
Inventory	500,037	-
Total Current Assets	1,531,004	4,594,512
Goodwill	22,292,767	-
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Fixed Assets, less accumulated depreciation of $4,858 in 2020	106,581	-
Intangible Assets, less accumulated amortization of $556 in 2020	3,888	-
Security Deposit	1,600	-
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $26,368 in 2020	16,988	-
Total Assets	$ 25,849,028	$ 6,490,712
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	16,911	-
Deferred Revenue	79,380	-
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	100,000	-
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	250,000	-
Management Bonuses Payable - Related Party	350,000	-
Accounts Payable and Accrued Expenses	302,927	38,485
Interest Payable - Related Party
Interest - Payable to Nicholas S. Warrender	26,301	-
Interest Payable - Related Party	26,301	-
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	45,521	145,017
Series B Convertible Preferred Stock Dividends Payable	13,221	5,741
Preferred Stock Dividends Payable	58,742	150,758
Total Current Liabilities	$ 834,261	$ 189,243
Non-Current Liabilities
Paycheck Protection Program Loan	149,623	-
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	$ 3,750,000	$ -
Total Non-Current Liabilities	$ 3,899,623	$ -
Total Liabilities	$ 4,733,884	$ 189,243
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized;
out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at June 30, 2020, and 0 shares of Series A Convertible Preferred Stock were issued or outstanding at December 31, 2019; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 100,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at June 30, 2020, and 0 shares of Series B Convertible Preferred Stock were issued or outstanding at December 31, 2019

	166	166

Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,460,236 shares issued and outstanding and 645,000 deferred contingent stock committed to be issued, subject to conditions, as part of the Lifted Made merger, outstanding at June 30, 2020, and 2,726,669 shares outstanding at December 31, 2019	6,460	2,727

Additional Paid-in Capital	38,787,444	21,691,128

Accumulated Deficit	(17,678,926)	(15,392,552)
Total Shareholders' Equity (Deficit)	21,115,144	6,301,469
Total Liabilities and Shareholders' Equity	$ 25,849,028	$ 6,490,712

Please see the accompanying notes to the condensed consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Sales	$ 1,267,942	$ 0	$ 1,638,367	$ 0
Cost of Goods Sold	1,018,047	0	1,216,157	0
Gross Profit	249,895	0	422,210	0
Stock Compensation Expense	0	834,186	1,393,648	834,186
Selling, General and Administrative Expenses	42,664	44,285	63,522	32,337
Management Bonuses	0	0	350,000	0
Bad Debt	24,904	0	27,637	0
Payroll, Consulting and Independent Contractor Expenses	239,749	0	322,966	37,500
Professional Fees	176,890	23,503	243,444	44,971
Advertising and Marketing	53,922	464	66,048	1,384
Depreciation and Amortization	4,171	0	6,048	0
Warehouse and Lab Expense	56,625	0	56,625	0
Loss From Operations	(349,030)	(902,438)	(2,107,728)	(950,378)
Other Income/(Expenses)
Gain on Settlement	0	0	0	29,196
Interest Expense	(19,019)	0	(26,623)	(27,998)
Warehouse Buildout Credits	400	0	400	0
Gain on Forgiveness of Debt	10,000	0	10,000	0
Refund of Merchant Account Fees	34,429	0	34,429	0
Settlement Costs	(97,000)	0	(97,000)	0
Interest Income	907	5,623	6,583	7,925
Net Loss	$ (419,313)	$ (896,815)	$ (2,179,939)	$ (941,255)

Basic and Diluted Net Loss Per Common Share	$ (0.06)	$ (0.35)	$ (0.40)	$ (0.38)

Basic and Diluted Weighted Average Number of Common Shares Outstanding:	6,462,070	2,579,648	5,387,319	2,492,713

Please see the accompanying notes to the condensed consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	-	$ -	2,369,648	$ 2,370	$ 13,664,697	$ (14,005,689)	$ (338,622)
Exercise of rights to purchase warrants to purchase shares of common stock			210,000	$ 210	$ 1,892		$ 2,102
Issuance of warrants to purchase common stock					$ 26,773		$ 26,773
Issuance of Series A Convertible Preferred Stock for cash	29,900	$ 30			$ 2,989,970		$ 2,990,000
Series A Preferred Stock dividend payable						$ (18,552)	$ (18,552)
Net Loss			-	-		$ (44,440)	$ (44,440)
Balance, March 31, 2019	29,900	$ 30	2,579,648	$ 2,580	$ 16,683,332	$ (14,068,681)	$ 2,617,261
Issuance of Series A Convertible Preferred Stock for cash	36,250	$ 36			$ 3,624,964		$ 3,625,000
Stock Compensation Expense					$ 834,186		$ 834,186
Series A Preferred Stock dividend payable						$ (26,425)	$ (26,425)
Net Loss						$ (896,815)	$ (896,815)
Balance, June 30, 2019	66,150	$ 66	2,579,648	$ 2,580	$ 21,142,482	$ (14,991,921)	$ 6,153,207

Balance, December 31, 2019	166,500	$ 166	2,726,669	$ 2,727	$ 21,691,128	$ (15,392,552)	$ 6,301,469
Issuance of warrants to Gerard M. Jacobs upon execution of employment agreement					$ 733,499		$ 733,499
Issuance of warrants to William C. Jacobs upon execution of employment agreement					$ 660,149		$ 660,149
Issuance of common stock consideration as part of the acquisition of Lifted Liquids, Inc.			3,900,455	$ 3,900	$ 10,722,351		$ 10,726,251
Issuance of warrants to purchase shares of common stock as part of the acquisition of Lifted Liquids, Inc.					$ 4,980,150		$ 4,980,150
Series A Preferred Stock dividend payable						$ (34,179)	$ (34,179)
Series B Preferred Stock dividend payable						$ (3,740)	$ (3,740)
Net Loss			-	-		$ (1,760,627)	$ (1,760,627)
Balance, March 31, 2020	166,500	$ 166	6,627,124	$ 6,627	$ 38,787,277	$ (17,191,098)	$ 21,602,972

Series A Preferred Stock dividend payable						$ (64,775)	$ (64,775)
Series B Preferred Stock dividend payable						$ (3,740)	$ (3,740)
Cancellation of shares of common stock			(166,888)	$ (167)	$ 167		$ -
Net Loss						$ (419,313)	$ (419,313)
Balance, June 30, 2020	166,500	$ 166	6,460,236	$ 6,460	$ 38,787,444	$ (17,678,926)	$ 21,115,144

Please see the accompanying notes to the condensed consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities
Net Loss	$ (2,179,939)	$ (941,255)
Adjustments to Reconcile Loss to Net Cash Used in Operating Activities:
Stock Compensation Expense	1,393,648	834,186
Bad Debt Expense	27,637	-
Depreciation and Amortization	6,048	-
Financing Cost - Issuance of Warrants to Purchase Common Stock	-	26,773
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(80,947)	-
Prepaid Expenses	7,500	(2,083)
Interest Receivable	(838)	-
Inventory	(232,563)	-
Loan to Shareholder	9,000	-
Accounts Payable and Accrued Expenses	295,655	(264,104)
Change in ROU Asset	9,031	-
Change in Lease Liability	(8,990)	-
Deferred Revenue	14,684	-
Net Cash Used in Operating Activities	(740,074)	(346,483)
Cash Flows From Investing Activities
Net Cash Paid as Part of Lifted Liquids, Inc. Acquisition	(3,130,610)	-
Reduction of CBD Lion Note Receivable	77,455	-
Net Purchase of Fixed Assets	(32,070)	-
Investment in Ablis	-	(399,200)
Investment in Bendistillery and Bend Spirits	-	(1,497,000)
Net Cash Used in Investing Activities	(3,085,225)	(1,896,200)
Cash Flows From Financing Activities
Proceeds from Paycheck Protection Program Loan	149,623	-
Payments of Dividends to Series A Convertible Preferred Stock Holders	(198,450)	-
Financing Cost - Proceeds From Borrowings Under Notes Payable to Related Parties	-	14,772
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Parties	-	(45,562)
Financing Cost - Repayment of Interest Payable to Related Parties	-	(2,606)
Exercise of Rights to Purchase Warrants to Purchase Shares of Common Stock	-	2,102
Issuance of Series A Convertible Preferred Stock	-	6,615,000
Net Cash Provided by/(Used in) Financing Activities	(48,827)	6,583,706
Net Increase/(Decrease) in Cash	(3,874,126)	4,341,023
Cash and Cash Equivalents at Beginning of Period	4,384,929	-
Cash and Cash Equivalents at End of Period	$ 510,803	$ 4,341,023

	For the Six Months Ended
	June 30,
	2020	2019
Supplemental Cash Flow Information
Cash Paid For Interest	$ 322	$ 2,606
Cash Paid For Income Taxes	$ -	$ -

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

Our business is primarily engaged in the identification, structuring and seeking to execute on acquisitions of all or a portion of one or more operating businesses involving the manufacture, sale and distribution of cannabinoid-infused products such as beverages, water, other liquids, water soluble nano drops or liquids, lotions, sprays, conditioners, creams, oils, pre-rolled hemp joints and hemp cigarettes, cartridges, syringes, tinctures, powder, water packets, effervescent tablets, capsules, bath bombs, balms, body washes, gummies, food, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). Our business also involves selling and distributing hand sanitizer, and potentially other personal protective equipment, during the pendency of the COVID-19 pandemic, and possibly longer.

In order to consummate a particular acquisition of a Canna-Infused Products Company, management of the Company is open-minded to the concept of also acquiring all or a portion of one or more operating businesses and/or assets that are related to such Canna-Infused Products Company, for example operating businesses and/or assets involving pumps, distilled spirits, beer, wine, paraphernalia and real estate. In addition, management of the Company is open-minded to the concept of acquiring all or a portion of one or more operating businesses and/or assets that are considered to be “essential” businesses which are unlikely to be shut down by the government during pandemics such as COVID-19.

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

At this point in time, we are in discussions with companies in our acquisition pipeline that are involved in cannabinoid businesses and related businesses of various types. However, our cash on hand is currently limited, so in order to close future acquisitions it is highly likely that it will be necessary for us to raise additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

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

History

Lifted was originally incorporated in the state of Wisconsin on September 19, 2014. Lifted was created with a passion to build a culture-based organization focused upon quality products and a healthier lifestyle. Lifted produces its own lines of products made with hemp, hemp flower, hemp-derived cannabinoid-infused products, as well as numerous hemp-derived cannabinoid-infused products for private label clients. In addition, Lifted has a raw goods supply chain that many customers benefit from: hemp-derived delta-8-THC distillate, CBD and CBG isolate, hemp flower, full spectrum CBD, broad spectrum water soluble CBD, CBD distillate and more. Lifted also sells and distributes gel and liquid hand sanitizer in various size bottles.

Officers and Employees

The executives of Lifted have backgrounds in the vaping industry, graphic design, marketing, and supply chain management, skills that have helped Lifted distinguish itself from the competition. The Lifted team occasionally attends trade shows throughout the USA to promote Lifted’s products and brand, and in support of Lifted’s private label clients. Lifted sometimes evaluates new products by introducing them to potential customers at certain vape shops in Wisconsin and Illinois which are partly owned by Warrender. The Company holds an option to purchase Warrender's interests in such vape shops for a nominal price.

Lifted currently has 23 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. One of Lifted’s independent contractors is based in south Florida, one independent contractor is based in Colorado, one independent contractor is based in California, and the rest of the Lifted team is based in Zion, Illinois, Lake Forest, Illinois, and New Smyrna Beach, Florida.

Description of Property

Lifted does not own any physical properties. Lifted’s corporate office, manufacturing facility and warehouse is located in Zion, Illinois, where Lifted has rented 3,300 square feet of space under a lease that terminates in June 2021. Lifted is currently temporarily using additional space located adjacent to its rented space and is making payments in lieu of rent therefor.

Sources of Supply

Lifted sources raw goods such as hemp-derived cannabinoids and flower from independent suppliers. Lifted’s hemp and hemp-derived raw materials are third-party lab tested. Lifted also sources gel and liquid sanitizer from various third parties.

Lifted acquires its disposable vape pens and cartridges from third party manufacturers and, in its clean room, adds Lifted’s proprietary vape solutions into the disposable vape pens and vape cartridges.

Lifted also acquires a variety of bottles, boxes, packaging and other items from third party manufacturers.

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

Products

Lifted’s focus is manufacturing, sales and distribution of effective, quality products formulated in a clean room. Lifted also re-bottles and re-sells gel and liquid hand sanitizer. Lifted sources hemp-derived cannabinoids and other ingredients from many different suppliers. The ingredients are then incorporated into proprietary formulations in house.

Lifted produces its own lines of hemp-derived cannabinoid-infused products, as well as numerous hemp-derived cannabinoid-infused products for private label clients. Lifted’s current list of products include: hemp-derived delta-8-THC nano drops, nano CBD water enhancer packets, lotions, sexual lubricant, tinctures, bath bombs, oral sprays, gummies, hemp cigarettes and hemp joints, vape e-liquids, vape pens, e-cigarettes, food and other edibles and non-prescription cannabinoid formulations.

A third party manufacture makes lotion for Lifted in accordance with Lifted's specifications. Lifted also produces its edible cannabinoid-infused gummy products, bath bombs and e-cigarettes through third party manufacturers.

Lastly, Lifted sells and distributes gel and liquid hand sanitizer in various size bottles.

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

The market for cannabinoid-infused vapes and cartridges is currently subjected to prohibitions of certain products in certain jurisdictions in response to deaths and illnesses that have occurred and that are apparently associated with vaping. In addition, certain jurisdictions have prohibited the sale of smokable hemp products and products containing flavored e-liquids. These various prohibitions and regulations may have a material adverse effect on Lifted's financial condition, operating results, liquidity, cash flow and operational performance.

Intellectual Property

Lifted maintains proprietary formulations and other trade secrets. However, Lifted owns no registered patents and has no patent applications pending.

R&D expenditures

Lifted's research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products. Lifted spent less than $10,000 on research and development efforts over the past two years. Research and development costs are expensed as they are incurred.

Marketing

Lifted markets itself by networking throughout the industry, through word of mouth, its websites, and by attending trade shows. During 2020, Lifted has also begun public relations and search engine optimization efforts. There can be no guarantee or assurance that these efforts will be successful or result in any additional sales or profits for Lifted.

Distribution

Lifted’s distribution is done internally and through third party distributors who distribute throughout the U.S. Lifted and these distributors distribute Lifted’s products to vape and smoke shops, physical therapy clinics, convenience stores, grocery stores, natural food stores, and other locations. Lifted believes but cannot guarantee that in the event that it lost its relationship with one or more of its current distributors that other replacement distributors could be found without significant disruption to Lifted’s business. However, the COVID-19 pandemic has seriously disrupted Lifted’s distribution channels.

Online Sales

Lifted sells its own line of products and its private label clients’ products online primarily through www.LiftedMade.com.

Description of Legal Proceedings

Lifted currently is involved in three pending lawsuits, two as the plaintiff and one as the defendant:

(a)Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC) In January 2020, Lifted filed a lawsuit against Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and former Lifted representative Ralph L. Taylor III in connection with alleged breach of contract and intentional misappropriation, inducement, and illegal transfer and use of Lifted's confidential business, proprietary, and trade secret information by Merkabah Labs, LLC and Ralph L. Taylor III. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted and the Company, and upon the price of the Company's common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

(b)Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

(c)Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe

Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C) On July 1, 2020, Lifted filed a lawsuit against Luxvoni LLC d/b/a Luxvoni Marketing Solutions (“Luxvoni”) in regard to Luxvoni’s money back guarantee of a $25,000 upfront fee paid by Lifted to Luxvoni for digital marketing services which were never provided to Lifted.

During June 2020, Lifted entered into settlement agreements that were mutually acceptable to the parties which have resolved the following two lawsuits:

(1)Mile High Labs, Inc., Plaintiff, v. Warrender Enterprise, Inc. d/b/a Lifted Liquids, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW); and

(2)Accelerated Analytical, Inc., et al. v. Lifted Liquids, Inc. d/b/a Lifted Made, et al., Case No. 3:20-cv-442-wmc (United States District Court for the Western District of Wisconsin)

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

•The purpose of the 645,000 shares of unregistered common stock of Acquired Sales that constitutes the Deferred Contingent Stock is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of shares of the Deferred Contingent Stock certain employees of Lifted and William C. "Jake" Jacobs, the Company's President and CFO. The vesting of certain shares of the Deferred Contingent Stock is subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Deferred Contingent Stock will be issued and delivered to Nicholas S. Warrender as additional Merger consideration.

•The purpose of the Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of Warrants certain employees, officers and directors of Lifted and the Company. The vesting of certain of the Warrants will be subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Warrants will be terminated.

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

The Market

Delta-8-THC, CBD, CBG and CBN are chemical compounds which can be derived from hemp. On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In addition, several states have enacted laws and regulations that negatively impact the sale of cannabinoid-infused products.

Lifted’s product sales of cannabinoid-infused products are typically made through distributors, with a limited number of sales online or direct to retail outlets.

While Lifted is optimistic regarding the future of its business selling hemp-derived cannabinoid products, the manufacture and sale of Canna-Infused Products involve significant risks that have the potential to bankrupt Lifted and the Company.

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

Hemp and hemp-derived cannabinoid-infused products which exceed a delta-9 THC concentration of 0.3% are illegal. Any failure to keep the delta-9 THC concentration in hemp or cannabinoid-infused products below 0.3% could subject us to action by regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon our Company's business and the trading price of our common stock.

In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of CBD-infused products or THC-infused products. This may result in regulatory actions or lawsuits against the Company.

Also, certain hemp products may, over time, gradually increase their delta-9-THC concentration, and this may ultimately cause such products to exceed the 0.3% delta-9-THC concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon our Company.

Lifted is attempting to only conduct business related to manufacturing and commercializing hemp-derived products to the extent permitted in jurisdictions where it may operate. Lifted intends to ensure regulatory compliance in each jurisdiction in which it operates.

Competition

Lifted faces intense competition in the cannabinoid industry from both existing and emerging companies that offer similar products to Lifted. Some of Lifted's current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the cannabinoid industry nationally and locally, Lifted may not be able to create and maintain a competitive advantage in the marketplace. Lifted’s success will depend on its ability to keep pace with any changes in local and national markets, especially in light of legal and regulatory changes. Lifted’s success will depend on its ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance. In addition, there is massive competition in all aspects of the sanitizer sale and resale business.

Receipt of Loans under the Economic Injury Disaster Loan Program and the Paycheck Protection Program

In response to the coronavirus (COVID-19) pandemic, the U.S. Small Business Administration (the “SBA”) is making small business owners eligible to apply for an Economic Injury Disaster Loan advance of up to $10,000 under its Economic Injury Disaster Loan program (the “EIDL”). This advance provides economic relief to businesses that are currently experiencing a temporary loss of revenue. This loan advance will not have to be repaid. Lifted applied for and received a $10,000 loan advance under the EIDL (“EIDL Advance”) on April 20, 2020. Lifted recognized a $10,000 gain on the forgiveness of the EIDL Advance on April 21, 2020. Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. The Note matures on April 14, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. As of June 30, 2020, Lifted had an accrual of $320 for the interest on the PPP Loan. The Note may be prepaid by Lifted at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. Acquired Sales Corp. believes that Lifted has used at least 75% of the PPP Loan amount for designated qualifying expenses and Lifted plans to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that Lifted will obtain forgiveness of the PPP Loan in whole or in part.

With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, and breaches of the provisions of the Note.

In prior years, Acquired Sales Corp.’s payables have been greater than its cash on hand. Historically, Acquired Sales Corp. has had inconsistent income generating ability and has therefore been reliant on raising money from loans or stock sales.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock (“Series A Preferred Stock”)

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series B Convertible Preferred Stock (“Series B Preferred Stock”)

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B2 Preferred Stock may be converted.

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

As of August 12, 2020, Acquired Sales Corp. has cash on hand of approximately $112,730, which are the remaining proceeds from the sale of Series A Convertible Preferred Stock between February 27, 2019 and May 13, 2019, and proceeds from the sale of Series B Convertible Preferred Stock between July 24, 2019 and December 5, 2019. As of August 12, 2020, Lifted had cash on hand of approximately $195,995. In prior years, Acquired Sales Corp.’s payables have been greater than its cash on hand. Historically, Acquired Sales Corp. has had inconsistent income generating ability and is therefore has been reliant on raising money from loans or stock sales.

Offices

Our CEO lives in Illinois, our President and CFO lives in Florida, and our COO lives in Wisconsin. We currently do not have a dedicated corporate office for Acquired Sales Corp. Lifted’s corporate office is located in Zion, Illinois. There are no agreements or understandings with respect to any office facility subsequent to the completion of any potential acquisition. We may lease a corporate headquarters in connection with a change in the management of our Company, or in connection with the completion of a merger or acquisition, or otherwise.

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

NOTE 2 – POST-MERGER INFORMATION AND ACCOUNTING TREATMENT OF THE MERGER

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

The Application of Accounting Guidance to the Merger

Quoted below are the accounting standards codification guidance relating to the accounting treatment of the Company’s acquisition of Lifted as of the date of Merger, followed by the Company’s comments regarding the application of that guidance to the Merger:

Guidance: “Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following:

1. a. The relative voting rights in the combined entity after the business combination. The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity. In determining which group of owners retains or receives the largest portion of the voting rights, an entity shall consider the existence of any unusual or special voting arrangements and options, warrants, or convertible securities.”

The Company’s Comments: In evaluating which entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity, the Company observes that: (1) the voting rights held by the Company’s outstanding common stock, options and warrants, and convertible securities represented a total of 13,684,538 shares on a fully diluted basis; and (2) the voting rights held by the Company’s outstanding common stock, options and warrants, convertible securities, 3,900,455 shares of common stock issued to Nicholas S. Warrender, 645,000 shares of deferred contingent common stock issued in the merger, and the 1,820,000 warrants granted in the merger, represented a total of 20,049,993 shares on a fully diluted basis. Consequently, the existing shareholders of the Company owned 68% of the merged entity on a fully diluted basis. Note: many of the 645,000 shares of deferred contingent stock and many of the 1,820,000 warrants granted in the transaction were issued to current officers and directors of the Company, and, pursuant to the Compensation Agreement dated June 19, 2019, as a result of the Company’s closing of the acquisition of Lifted, Gerard M. Jacobs and William C. Jacobs were awarded warrants to purchase 250,000 and 225,000 shares of common stock of the Company at $5.00 per share, respectively, so the existing shareholders of the Company actually owned more than 68% of the combined entity on a fully diluted basis. The foregoing analysis of the relative voting rights of the combined entity suggests that the Company should be considered to be the accounting acquirer in the Merger.

Guidance: “2. b. The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest. The acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity.”

The Company’s Comments: The stockholders agreement entered into between Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs effectively prevents Nicholas S. Warrender from exercising any control over the combined entity that is not approved by the Company’s current management team of Gerard M. Jacobs and William C. Jacobs. This effect of the stockholders agreement suggests that the Company should be considered the accounting acquirer in the Merger.

Guidance: “3. c. The composition of the governing body of the combined entity. The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity.”

The Company’s Comments: The pre-closing directors of the Company had seven seats on the Board of Directors of the combined entity, and Nicholas S. Warrender and his nominee Kevin J. Rocio received only two seats. In addition, the stockholders agreement between Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs effectively prevents Nicholas S. Warrender from taking control over the Board of Directors of the combined entity post-closing. The foregoing analysis suggests that the Company should be considered the accounting acquirer in the Merger.

Guidance: “4. d. The composition of the senior management of the combined entity. The acquirer usually is the combining entity whose former management dominates the management of the combined entity.”

The Company’s Comments: The pre-closing officers of the Company continue to serve as the Company’s Chairman, CEO, President, CFO, Treasurer and Secretary. The only additional officer role is that of Nicholas S. Warrender, who now serves as the Company’s Vice Chairman and COO. The foregoing analysis suggests that the Company should be considered the accounting acquirer in the Merger.

Guidance: “5. e. The terms of the exchange of equity interests. The acquirer usually is the combining entity that pays a premium over the precombination fair value of the equity interests of the other combining entity or entities.”

The Company’s Comments: It is very difficult to say with any certainty whether or not the Company paid a premium over the precombination fair value of Lifted. Most of the companies in the cannabis industry are losing money and nevertheless are enjoying market capitalizations that are massively higher than the consideration that the Company paid to acquire Lifted. However, Lifted has historically been involved in the vaping and e-liquids industry, and it is unclear what discount to fair value should be attributed to that involvement. The foregoing analysis does not assist us in reaching any conclusion as to which entity should be considered the accounting acquirer in the Merger.

Guidance: “55-13 The acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.”

The Company’s Comments: In terms of assets, prior to the closing, the Company’s cash on hand of over $4 million significantly exceeded Lifted’s assets. On the other hand, Lifted’s revenues and earnings significantly exceed the Company’ revenue and earnings. This analysis does not assist us in reaching any conclusion as to which entity should be considered the accounting acquirer in the Merger.

Guidance: “55-14 In a business combination involving more than two entities, determining the acquirer shall include a consideration of, among other things, which of the combining entities initiated the combination, as well as the relative size of the combining entities, as discussed in the preceding paragraph.”

The Company’s Comments: This consideration is not applicable as the Merger of the Company and Lifted did not involve more than two entities.

Guidance: “55-15 A new entity formed to effect a business combination is not necessarily the acquirer. If a new entity is formed to issue equity interests to effect a business combination, one of the combining entities that existed before the business combination shall be identified as the acquirer by applying the guidance in paragraphs 805-10-55-10 through 55-14. In contrast, a new entity that transfers cash or other assets or incurs liabilities as consideration may be the acquirer.”

The Company’s Comments: This consideration is not applicable as the Company and Lifted are not structuring a business combination.

Conclusion

Based on the foregoing analysis of the facts surrounding the Company’s acquisition of Lifted, it is the Company’s position that the Company is the accounting acquirer of Lifted in the Merger, and Lifted is the accounting acquiree in the Merger, under the acquisition method of accounting.

As such, as of February 24, 2020 (the acquisition date), the Company recognized, separately from goodwill, the identifiable assets acquired and the liabilities assumed in the Merger.

The federal income tax consequences of the Merger are as follows: The transaction is expected to be booked as a tax-free exchange of stock pursuant to Internal Revenue Code Section 368, resulting in no federal income tax consequences of the stock portion of the transaction.

Purchase Price Allocation

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents		$ 3,750,000

Note consideration		$ 3,750,000

3,900,455 shares of unregistered common stock of the Company valued as of January 7, 2020 (date of entering into the Agreement and Plan of Merger)

$ 10,726,251

Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share

$ 4,980,150

Total merger consideration		$ 23,206,401

Assets acquired:
Cash and cash equivalents		$ 619,390
Accounts Receivable		$ 341,387
Inventory		$ 267,474
Loan to Shareholder		$ 9,000
Fixed Assets		$ 80,003
Intangible Assets		$ 4,444
Security Deposit		$ 1,600
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $20,010 in 2020 and $17,336 in 2019		$ 23,346
Goodwill		$ 22,292,767
Total assets acquired		$ 23,639,411

Liabilities assumed:
Accounts Payable and Accrued Expenses		$ 345,075
Operating Lease Liability		$ 15,569
Deferred Revenue		$ 64,696
Non-Current Operating Lease Liability		$ 7,670
Total Liabilities assumed		$ 433,010

Net Assets Acquired		$ 23,206,401

	Net Assets Acquired (Excluding Goodwill)	$ 913,634

Determination of the Fair Value of the Shares of Common Stock and Warrants Issued as Part of the Merger Consideration

The Company determined the fair value of the shares of common stock issued on February 24, 2020 as part of the Merger Consideration by multiplying the stock closing price on January 7, 2020 ($2.75) by the number of common stock shares issued (3,900,455) in the Merger. January 7, 2020 was the date of entering into the Agreement and Plan of Merger.

The Company determined the fair value of the warrants issued on February 24, 2020 as part of the Merger Consideration by using the Black-Scholes valuation model, which incorporated the following assumptions: expected future stock volatility 362%; risk-free interest rate of 1.55%; dividend yield of 0% and an expected term of 2.57 years. The expected future stock volatility was based on the historical volatility of Acquired Sales Corp.’s common stock price per share. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the warrants. The expected term of each warrant was based on the midpoint between the date the warrant vested and the contractual term of the warrant. The values of the warrants were considered part of the Merger consideration.

Allocation of Purchase Price to Goodwill

The Company’s primary motivation for acquiring Lifted was to secure the exclusive services of Nicholas S. Warrender. Mr. Warrender founded Lifted in 2015 with $900, and since its inception has done a masterful job staying ahead of e-liquid and cannabinoid industry trends, navigating industry challenges and launching innovative, advanced branded products before competitors launched their branded products. Mr. Warrender is focused and relentless, and attracts many people who like his energy and creativeness and want to do business with him. In the Company’s opinion, Lifted’s customers do business with Lifted primarily because of Mr. Warrender; and, at the time of the Merger, Mr. Warrender was the only full time employee handling sales for Lifted. There were no other material identifiable intangible assets that were considered appropriate for recognition at the time of close. In a very significant sense, Lifted is Mr. Warrender, and Mr. Warrender is Lifted. This is why the Company recognized $22,292,767 of the total acquisition consideration paid in the Merger as being goodwill.

OLCC Review of New Directors of the Company

To our knowledge, our directors Nicholas S. Warrender and Kevin J. Rocio still need to be formally approved by the Oregon Liquor Control Commission ("OLCC"), in light of the Company's ownership of common stock of distilled spirits manufacturers Bendistillery and Bend Spirits, Bend, Oregon. Pursuant to the OLCC’s procedures, the Company has submitted to the OLCC Personal History Forms for Nicholas S. Warrender and Kevin J. Rocio, and to the Company’s knowledge, neither of Nicholas S. Warrender nor Kevin J. Rocio has any personal history that would disqualify him from serving as a director of the Company. The Company would plan to consult with Oregon legal counsel in the event that the OLCC were to object to either Nicholas S. Warrender or Kevin J. Rocio serving as a director of the Company, a situation that the Company presently has no grounds to expect to occur.

While no guarantee or assurance can be given as to the ultimate consequences in the event that the OLCC were to object to either Nicholas S. Warrender or Kevin J. Rocio serving as a director of the Company, the management of the Company believes that the worst case scenario in the event that the OLCC were to object to Kevin J. Rocio serving as a director of the Company would involve Kevin J. Rocio being removed from the Board of Directors of the Company, and that the worst case scenario in the event that the OLCC were to object to Nicholas S. Warrender serving as a director of the Company would involve the Company being forced to sell the shares of common stock that the Company owns in Bendistillery Inc. and Bend Spirits, Inc., even if such a sale is at a loss.

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

Stockholders Agreement

At the closing of the Merger Agreement, our COO Nicholas S. Warrender, our CEO Gerard M. Jacobs, and our President and CFO William C. "Jake" Jacobs entered into a Stockholders Agreement which can be summarized as follows: each of them will vote all shares of our common stock now or hereafter owned or controlled by him as unanimously agreed upon by all three of them, including as to the following matters: election, removal and filling vacancies on our board of directors; our charter and bylaws; employment agreements, consulting agreements, fee agreements, base salaries, bonuses, management bonus pools amounts and calculations, management bonus pool allocations and payments, future stock options or warrants issuances, and any other direct or indirect compensation or benefits of any nature whatsoever; acquisitions; divestitures; and capital raises.

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

(2) The closing of the Lifted Merger triggered obligations of the Company to pay cash bonuses to the Company's CEO Gerard M. Jacobs and the to the Company's President and CFO William C. "Jake" Jacobs of $250,000 and $100,000, respectively, which bonuses have not yet been paid, and which are due and payable upon demand;

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

Post-Merger Business

We have escrowed $15,000 which is earmarked for the remaining 3% annual dividends on our Series A and Series B convertible preferred stock payable during 2020, and our remaining funds are expected to be sufficient to allow us to pay the post-closing salaries of Gerard M. Jacobs, our CEO, and of William C. "Jake" Jacobs, our President and CFO during 2020, the fees and expenses of our securities lawyer and auditors during 2020, and certain other operational expenses.

However, beyond those payments, our available capital is limited. We have not yet paid an aggregate of $350,000 of bonuses which are owed to Gerard M. Jacobs, our CEO, and William C. "Jake" Jacobs, our President and CFO, because we currently do not have the funds to do so. These bonuses are payable upon demand. Also, we do not have available capital to fund further acquisitions.

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

NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements include the accounts and operations of the Company for all periods presented.

Consolidated Financial Statements – The accompanying financial statements are consolidated and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2020. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Condensed Consolidated Statements of Operations, certain expense categories less than $10,000 are consolidated into the Selling, General and Administrative Expenses category. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

Cash and Cash Equivalents – Cash and cash equivalents as of June 30, 2020 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. Allowance for bad debt of $13,214 was recorded at June 30, 2020.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Raw Goods	$432,465	$-
Finished Goods	$67,572	$-
Total Inventory	$500,037	$-

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods.

Fixed Assets – Fixed assets are recorded and stated at cost. Typically, fixed assets that cost less than $2,500 are expensed, and fixed assets that cost $2,500 or more are capitalized. Depreciation of machinery and equipment, furniture and fixtures, leasehold improvements, and computer equipment, is based on the asset’s estimated useful life and is calculated using the straight-line method. Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income.

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

Goodwill

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests. The Company will perform its annual fair value assessment at December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted.

Revenue

The Company recognizes revenue in accordance with ASC 606.

Revenue Recognition on the Sale of Raw Materials to Customers

The Company sells hemp flower, hemp-derived cannabinoids and other raw materials (“Raw Materials”) to various customers. The Company does not offer terms to customers buying Raw Materials. In the majority of sales of Raw Materials to customers, customers are required to pay the full price before receiving the Raw Materials. In some cases, with the sale of large quantities of Raw Materials to customers with whom the Company has established relationships, the Company may allow the customer to pay 50% of the purchase up front, and then, after delivery of the product, the customer is required to pay the remaining 50% of the purchase price.

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

Revenue Recognition on the Sale of Lifted Liquids-Branded Products to Wholesalers, Distributors and End Users

The Company sells its own branded products to distributors, which then sell Lifted’s products to vape and smoke shops, CBD stores, convenience stores, health food stores, and other outlets. The Company also sells its own branded products to wholesalers and directly to consumers online.

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

Promotional and other allowances (variable consideration) recorded as a reduction to gross sales, primarily include consideration given to the Company’s distributors or retail customers including, but not limited to, discounted products.

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

Contract Liabilities

Amounts received from a customer before the purchased product is shipped to the customer is treated as deferred revenue. There was deferred revenue of $79,380 at June 30, 2020.

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

Operating Expenses – Operating expenses include payroll, professional fees, advertising and marketing, insurance, utilities, depreciation and other general and administrative costs.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2020	2019		2020	2019
Net Loss	$ (419,313)	$ (896,815)	Net Loss	$ (2,179,939)	$ (941,255)
Weighted Average Shares Outstanding	6,462,070	2,579,648	Weighted Average Shares Outstanding	5,387,319	2,492,713

Basic and Diluted Loss per Share	$ (0.06)	$ (0.35)	Basic and Diluted Loss per Share	$ (0.40)	$ (0.38)

At June 30, 2020, there were outstanding options and warrants to purchase 1,586,619 shares of common stock exercisable at between $0.001 and $5.00 per share, (b) rights to purchase warrants to purchase 2,625,000 shares of common stock exercisable at between $0.01 and $1.85 per share, (c) financing warrants to purchase 31,250 shares of common stock exercisable at $0.03 per share, (d) warrants to purchase 475,000 shares of common stock at $5.00 per share, and (e) warrants to purchase 1,820,000 shares of common stock at $5.00 per share. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for certain rights to purchase warrants to purchase 1.25 million shares of our common stock, which are not exercisable until a performance contingency is met, and except for 745,000 of the 1,820,000 warrants exercisable at $5.00 per share which are not yet vested and subject to certain performance contingencies. Also outstanding at June 30, 2020 was Series A Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, the Company has accepted subscriptions from four accredited investors to purchase 100,000 shares of Series B Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company. None of these are including in the diluted earnings calculation, given they are considered antidilutive.

In comparison, at June 30, 2019, there were (a) outstanding options and warrants to purchase 1,176,698 shares of common stock exercisable at between $0.001 and $2.00 per share, (b) rights to purchase warrants to purchase 2,740,000 shares of common stock exercisable at between $0.01 and $1.85 per share, (c) financing warrants to purchase 56,250 shares of common stock exercisable at $0.03 per share, and (d) warrants to purchase 410,942 shares of common stock exercisable at $1 per share. As of the date of this report, a warrant holder delivered to the Company his notice of exercise of his warrant to purchase 7,021 shares of common stock of the Company for a purchase price of $7,021, and all of the others may be exercised at any time in the sole discretion of the holder except for certain rights to purchase warrants to purchase 1.25 million shares of our commons stock, which are not exercisable until a performance contingency is met. Also outstanding at June 30, 2019 were 66,150 shares of Series A Preferred Stock, convertible into 6,615,000 shares of the Company’s common stock at an exercise price of $1.00 per common stock share, pursuant to the Series A Preferred Stock’s voluntary conversion rights. All of these options, rights to purchase warrants to purchase shares of common stock, financing warrants and Series A Preferred Stock shares were excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive.

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

Advertising and Marketing Expenses – Advertising costs are expensed as incurred. During the three and six months ended June 30, 2020, the Company incurred $53,922 and $66,048 in advertising and marketing expenses, of which were primarily public relations and digital marketing. During the three and six months ended June 30, 2019, the Company incurred $464 and $1,384 in advertising and marketing expenses, respectively.

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

NOTE 4 – RISKS AND UNCERTAINTIES

Going Concern – The COVID-19 pandemic and its ramifications, combined with the expenses and potential liabilities associated with litigation involving Lifted, combined with the regulatory risks and uncertainties associated with the e-liquids and cannabinoid-infused products industries, combined with the risks associated with internet hacking or sabotage, combined with the risks of employee and/or independent contractor disloyalty or theft of Company information and opportunities, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern. Also, the Company has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. Also, the Company has not yet paid an aggregate of $350,000 of bonuses owed to its CEO Gerard M. Jacobs, and William C. "Jake" Jacobs, President and CFO, because it currently does not have the funds to do so. These bonuses are due and payable upon demand. In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially those related to vaping, vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk. The Company maintains levels of cash in a bank deposit account that, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and it believes it is not exposed to any significant credit risk on cash.

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

Concentration of Credit Risks – During the quarter ended June 30, 2020, one customer made up approximately 56% of Lifted’s sales, another customer made up approximately 29% of Lifted’s sales, and another customer made up approximately 19% of Lifted’s sales. During the period February 24, 2020 through June 30, 2020, one customer made up approximately 43% of Lifted’s sales, and another customer made up approximately 22% of Lifted’s sales, and a last customer made up approximately 15% of Lifted’s sales. Regarding the purchases of raw goods and finished goods (“Supplies”), during the quarter ended June 30, 2020, approximately 47% of the Supplies that Lifted purchased were from one vendor, and approximately 20% of the purchased Supplies were from another vendor. During the period February 24, 2020 through June 30, 2020, approximately 36% of the Supplies that Lifted purchased were from one vendor, and approximately 17% of the purchased Supplies were from another vendor. The loss of Lifted’s relationships with these vendors and customers could have a material adverse effect on Lifted’s business.

NOTE 5 – THE COMPANY’S INVESTMENTS IN ABLIS, BENDISTILLERY AND BEND SPIRITS

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

Pursuant to US GAAP, the Company is obligated to periodically review its investments in Ablis, Bendistillery and Bend Spirits. During the fourth quarter of each year, the Company typically obtains the financial statements of Ablis, Bendistillery and Bend Spirits, which typically have been reviewed by a third party accounting firm, and the Company performs an annual impairment assessment. The Company’s investments are valued at cost less impairment, pursuant to ASC 321. The reviewed financial statements of these companies are not audited, the Company is not active in the management of these companies, and except for these companies’ annual meeting of its Board of Directors, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies and to reviews of those reviewed financial statements.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	June 30, 2020	December 31, 2019
Machinery & Equipment	$85,350	$-
Leasehold Improvements	$26,089	$-
Sub-total:	$111,439	$-

Less: accumulated depreciation	$(4,858)	$-
	$106,581	$-

Estimated useful lives per asset class are:

Asset Class	Estimated Useful Life
Machinery & Equipment	120 months
Leasehold Improvements	48 months

Depreciation expense of $3,754 was recognized during the three months ended June 30, 2020. Depreciation expense of $5,492 was recognized during the period February 24, 2020 through June 30, 2020. During the quarter, $54,507 of previously capitalized property and equipment was written off, expensed through the account Warehouse and Lab Expense.

NOTE 7 – NOTES RECEIVABLE

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

This left Lion with a net balance owed to the Company of $168,500 as of December 31, 2019. On March 2, 2020, Lion and the Company agreed that the repayment of such $168,500 will be made in eleven equal monthly installments of principal due and payable by Lion to the Company on the first day of each calendar month starting on April 1, 2020, and that no additional interest will accrue. During the quarter ended March 31, 2020, The Company wrote off as bad debt interest of $2,006 that was receivable from the CBD Lion for the period January 1, 2020 through March 1, 2020. The Company calculated imputed interest receivable of $838 from CBD Lion for the period March 2, 2020 through June 30, 2020.

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

NOTE 8 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website – The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $556 in amortization related to the website was recognized between February 24, 2020 (the date of the Merger) through June 30, 2020.

NOTE 9 – RELATED PARTY TRANSACTIONS

Commissions Paid

Robert Warrender

During the six months ended June 30, 2020, $3,777 in commissions were paid to Robert Warrender, who is Nicholas S. Warrender’s brother. In 2019, $34,972 in commissions were paid to Robert Warrender.

Vincent J. Mesolella

During the six months ended June 30, 2020, $172 in commissions were paid to Vincent J. Mesolella, who is Acquired Sales Corp.’s lead outside director.

Shipping Costs – Lifted shares a shipping account with a company operated by Nicholas S. Warrender’s father. Lifted does this in an effort to reduce shipping costs, as the shipper gives a price discount based on volume. The cost of shipping Lifted’s products are paid for by Nicholas S. Warrender’s father’s company, and Lifted reimburses Nicholas S. Warrender’s father’s company.

Amounts Owed to Related Parties

Amounts Owed to GJacobs

At June 30, 2020, there was a management bonus payable of $250,000 owed to the Company's CEO GJacobs; there were no other payables owed to GJacobs. In comparison, at June 30, 2019, there were expense reimbursements owed to GJacobs totaling $3,555, and there were also consulting fees of $7,500 payable to GJacobs.

Amounts Owed to WJacobs

At June 30, 2020, there was a management bonus payable of $100,000 owed to WJacobs; there were no other payables owed to WJacobs. In comparison, at June 30, 2019, there were expense reimbursements of $8,015 owed to WJacobs.

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

As such, as of June 30, 2020, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $26,301 owed to Nicholas S. Warrender.

NOTE 10 – DISTRIBUTIONS TO NICHOLAS S. WARRENDER

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

NOTE 11 – SHAREHOLDERS’ EQUITY

Cancellation of Shares of Common Stock – Several years ago, pursuant to a fully signed settlement agreement (the "Settlement Agreement"), the Company purchased for $50,000 (the "Purchase") all of the shares of the Company’s common stock (the "Shares") owned by Matthew Ghourdjian ("Ghourdjian") and by the Deborah Sue Ghourdjian Separate Property Trust ("Ghourdjian Trust").

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

Convertible Preferred Stock Dividends Paid and Accrued

At June 30, 2020, the Company recognized dividends payable of $45,521 to the to the Series A Convertible Preferred Stock holders and dividends payable of $13,221 payable to the Series B Convertible Preferred Stock holders. During the six months ended June 30, 2020, a total of $198,450 of cash dividends were paid to the Series A Convertible Preferred Stock holders and Series B Convertible Preferred Stock holders.

Share-Based Compensation – During the six months ended June 30, 2020, the Company recognized $733,530 in share-based compensation related to the issuance of warrants to GJacobs. The Company also recognized $660,177 in share-based compensation related to the issuance of warrants to WJacobs. These warrants were issued to GJacobs and WJacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to GJacobs and WJacobs upon the execution of employment agreements, which were signed on February 24, 2020 upon the closing of the acquisition of Lifted. The five-year warrants give GJacobs the right to purchase 250,000 shares of common stock of AQSP exercisable at $5.00 per share. The five-year warrants give WJacobs the right to purchase 225,000 shares of common stock of AQSP exercisable at $5.00 per share. The warrants were valued using the Black-Scholes valuation model as of the date of issuance, assuming an estimated life of 2.5 years and estimated future volatility of 361.49%.

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

Stock Option and Warrant Activity – The following is a summary of stock option and warrant activity as of June 30, 2020 and changes during the period then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, December 31, 2019	2,992,869 (1)	$ 0.97	3.47	$ 4,570,144

Warrants to Purchase Common Stock Issued in the Lifted Made merger during Q1 2020 (Currently Exercisable)

Warrants to Purchase Common Stock Issued in the Lifted Made merger during Q1 2020 (not Currently Exercisable)

	1,075,000 (1) 745,000
Warrants Issued to GJacobs and WJacobs during Q1 2020 (Currently Exercisable)	475,000 (1)
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, June 30, 2020	Sum of (1) s= 4,542,869	$ 2.35	4.41	$ 2,462,750
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, June 30, 2020	6,537,869	$ 2.56	4.46	$ 2,462,750

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

NOTE 12 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

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

Lifted does not own any physical properties. Lifted’s corporate office, manufacturing facility and warehouse is located in Zion, Illinois, where Lifted has rented 3,300 square feet of space under a lease that terminates in June 2021. Lifted is currently temporarily using additional space located adjacent to its rented space and is making payments in lieu of rent therefor.

As the Company's lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information provided by a banker in determining the present value of lease payments. The discount rate used in the computations was 5.5%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2020
Operating Lease Right-of-Use Asset	Non-Current Assets	$16,988

Liability	Balance Sheet Line	June 30, 2020
Current Operating Lease Liability	Current Liabilities	$16,911

Lease Cost

The table below summarizes the components of lease costs for the period ended June 30, 2020.

June 30, 2020
Operating lease costs for April-June 2020. Please note: as described in Note 2, a portion of monthly overhead costs such as this rent are allocated to finished goods. Utility costs such as this rent are included in the total Selling, General and Administrative Expenses account.	$4,800

Maturities of lease liabilities as of June 30, 2020 are as follows:

Remaining lease payments in 2020	$9,600
Less: Interest for remaining 2020 fiscal year	$(317)
Present value of lease liabilities	$9,283

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

Commissions on Sales

Lifted has agreed to pay up to 7% commissions to certain individuals, some of whom are affiliated with the Company and some of whom are relatives of affiliates of the Company, in connection with certain sales of Lifted’s products. Commissions are based upon the total purchase prices paid by the referrers’ customers, excluding shipping costs and any governmentally imposed taxes and fees, all of which must be paid by the referrers’ customers. Some of these agreements extend through December 31, 2040, and one extends through December 31, 2025. Commissions are paid on each purchase order of Lifted products received from and paid for by the referrers’ customers. In the Condensed Consolidated Statements of Operations, these commissions are included in the “Payroll, Consulting and Independent Contractor” totals.

As mentioned in NOTE 9 – RELATED PARTY TRANSACTIONS, during the six months ended June 30, 2020, $172 in commissions were paid to Vincent J. Mesolella, who is Acquired Sales Corp.’s lead outside director.

NOTE 13 – LEGAL PROCEEDINGS

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

Lifted currently is involved in three pending lawsuits, two as the plaintiff and one as the defendant:

(a)Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC) In January 2020, Lifted filed a lawsuit against Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and former Lifted representative Ralph L. Taylor III in connection with alleged breach of contract and intentional misappropriation, inducement, and illegal transfer and use of Lifted's confidential business, proprietary, and trade secret information by Merkabah Labs, LLC and Ralph L. Taylor III. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted and the Company, and upon the price of the Company's common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

(b)Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

(c)Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C) On July 1, 2020, Lifted filed a lawsuit against Luxvoni LLC d/b/a Luxvoni Marketing Solutions (“Luxvoni”) in regard to Luxvoni’s money back guarantee of a $25,000 upfront fee paid by Lifted to Luxvoni for digital marketing services which were never provided to Lifted.

During June 2020, Lifted entered into settlement agreements that were mutually acceptable to the parties which have resolved the following two lawsuits:

(1)Mile High Labs, Inc., Plaintiff, v. Warrender Enterprise, Inc. d/b/a Lifted Liquids, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW); and

(2)Accelerated Analytical, Inc., et al. v. Lifted Liquids, Inc. d/b/a Lifted Made, et al., Case No. 3:20-cv-442-wmc (United States District Court for the Western District of Wisconsin).

NOTE 14 – SUBSEQUENT EVENTS

Lifted believes that having a reliable source of supply of delta-8-THC and delta-9-THC products is important to Lifted’s business. During June 2020, Lifted signed a contract which grants to Lifted an exclusive right (but not the obligation) to purchase certain delta-8-THC and delta-9-THC products from a lab in the Midwest, provided that such exclusivity shall continue only in the event that Lifted purchases from such lab an aggregate of at least $100,000 of product during 2020, and an aggregate of at least $250,000 of product during 2021 and each subsequent year thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquired Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp. and Lifted, unless the context otherwise indicates.

IMPACTS OF COVID-19

THE COVID-19 SITUATION AND ITS RAMIFICATIONS, INCLUDING ILLINOIS GOVERNOR J.B. PRITZKER’S STAY AT HOME ORDER, HAS MATERIALLY ADVERSELY AFFECTED THE COMPANY’S ABILITY TO FUNCTION AS IT NORMALLY DOES WITH MANY EMPLOYEES WORKING REMOTELY AND SUPPLY AND DISTRIBUTION CHANNELS SERIOUSLY DISRUPTED. THE COMPANY HAS EXPERIENCED LOSS OF REVENUE IN REGARD TO ITS ANTICIPATED CANNA-INFUSED PRODUCTS BUSINESS. NO ASSURANCES OR GUARANTEES WHATSOEVER CAN BE GIVEN THAT THE COMPANY’S CANNA-INFUSED PRODUCTS BUSINESS WILL EVER RETURN TO NORMAL. THE COMPANY IS NOT CURRENTLY IN A POSITION TO FULLY ASSESS THE IMPACTS OF THE COVID-19 SITUATION AND ITS RAMIFICATIONS, INCLUDING ILLINOIS GOVERNOR J.B. PRITZKER’S STAY AT HOME ORDER, ON THE COMPANY’S FUTURE SALES AND PROFITABILITY. IN ADDITION, THE COMPANY CURRENTLY BELIEVES THAT THE COVID-19 SITUATION AND ITS RAMIFICATIONS, INCLUDING ILLINOIS GOVERNOR J.B. PRITZKER’S STAY AT HOME ORDER, ARE HAVING A MATERIAL ADVERSE IMPACT ON THE COMPANY’S SUPPLY AND PACKAGING, DISTRIBUTION CHANNELS, SALES, CAPITAL RAISING, ACQUISITION OPPORTUNITIES, AND OTHER FUTURE PROSPECTS.

The funding totaling $159,622.50 that the Company has received from the SBA has provided the Company with additional liquidity, and the Company has been able to offset some of its lost revenue through the sale of hand sanitizer. Very recently, the Company has seen some increases in the sale of hand sanitizer and its initial sales of hemp-derived delta-8-THC. The Company is not currently in a position to fully assess how long such liquidity and the revenue from the sales of hand sanitizer and hemp-derived delta-8-THC will allow the Company to continue to pay all of its operating expenses. There is a significant risk that, unless additional capital is obtained, the Company’s growth prospects and initiatives could be materially adversely impacted.

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

Expectations to Continue as a Going Concern:

Notwithstanding the material damage to our business described above, the management of Lifted currently expects Lifted to continue as a going concern during the 12 months following the date of this report, for the following reasons:

•The Federal Financial Assistance has significantly increased Lifted's liquidity. As of August 12, 2020, Lifted had cash on hand of approximately $195,995 including the Federal Financial Assistance. In addition, we observe that as of August 12, 2020, Lifted's parent company AQSP had cash on hand of approximately $112,730. This total consolidated cash on hand of $308,725 is significant.

•As of today, Lifted’s current assets significantly outweigh Lifted's current liabilities. However, we do owe a total of $350,000 in management bonuses to GJacobs and WJacobs, and we do not have the money to pay these bonuses. GJacobs and WJacobs are entitled to these bonuses and could demand payment of them.

•When Lifted's core business of manufacturing, packaging, selling and distributing cannabinoid-infused products was materially damaged by the COVID-19 pandemic and its ramifications, Lifted diverted a significant portion of its available human and financial capital toward a new line of business manufacturing, selling, brokering and distributing hand sanitizer. To date, the demand for Lifted’s hand sanitizer has been significant, and in April 2020 Lifted acquired a new machine for filling and labeling a higher number of bottles of sanitizer per hour. With this new machine, and with the assistance of its third party distributors including certain distributors with access to large retail chains, Lifted is hoping to obtain significantly higher sales of sanitizer products. However, we expect that the national supply of hand sanitizer will gradually increase, and the price of and Lifted's profits on hand sanitizer products will gradually decrease, over time.

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

•Lifted’s operations may need to be relocated, either due to local zoning or other municipal objections to Lifted’s business, or due to Lifted’s need for space that is air conditioned and sufficiently large to accommodate expansion. Lifted is currently exploring alternative locations in the event that relocation is necessary or desirable. There can be no guarantee or assurance whatsoever that the Company will be able to find an alternative location at an acceptable price that will allow it to conduct its business.

•Lifted has commenced selling hemp-derived delta-8-THC nano drops and cartridges and gummies.

•Lifted has commenced selling nano CBD water enhancer packets.

•When the COVID-19 pandemic hopefully subsides, Lifted hopes to launch a cannabinoid-infused facial skin care line with proprietary formulations developed by an experienced chemist. However, Lifted has no guarantees that this new skin care line will be successful in the marketplace.

•Lifted is taking proactive steps to attempt to gain brand awareness and drive more direct-to-consumer sales online. Lifted has used public relations firms to assist with Lifted’s public relations efforts. Lifted has also hired a firm specializing in SEO to assist with Lifted’s organic search engine rankings. However, Lifted has also experienced outages of its website, which may be due hacking and/or sabotage, which has hurt Lifted’s online sales and presumably has also negatively impacted Lifted’s perception with consumers.

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

ITEM 1. STATEMENTS

Prior to the acquisition of Lifted on February 24, 2020, Acquired Sales Corp. had no sources of revenue, and Acquired Sales Corp. had a history of recurring losses, which has resulted in an accumulated deficit of $17,678,926 as of June 30,

2020. Acquired Sales Corp. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year, and the Company is obligated to pay an aggregate of $350,000 in management bonuses that it does not currently have sufficient to pay. These matters raise substantial doubt about our ability to continue as a going concern.

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

Overview

Please refer to “NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.” for information.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of June 30, 2020 and December 31, 2019, as well as cash flows for the six months ended June 30, 2020 and 2019.

	June 30, 2020	December 31, 2019
Current Assets	$ 1,531,004	$ 4,594,512
Current Liabilities	834,261	189,243
Working Capital	696,743	4,405,269

For the Six Months Ended
June 30,
	2020	2019
Net Cash Used in Operating Activities	$ (740,074)	$ (346,483)
Net Cash Used in Investing Activities	$ (3,085,225)	$ (1,896,200)
Net Cash Provided by/(Used in) Financing Activities	$ (48,827)	$ 6,583,706

Comparison of June 30, 2020 to June 30, 2019

At June 30, 2020, we had consolidated cash and cash equivalents of $510,803. In comparison, at June 30, 2019, we had cash and cash equivalents of $4,341,023.

Consolidated current assets of $1,531,004 at June 30, 2020 consisted prepaid expenses for professional fees of $2,083, interest receivable of $838, note receivable from CBD Lion of $122,546, and net accounts receivable of $394,697. We believe that the consolidated current assets are adequate to fund current operations and to fulfill corporate obligations. In comparison, at June 30, 2019, total current assets were $4,343,106, which consisted of cash of $4,341,023 and prepaid expenses for professional fees of $2,083.

Other assets at June 30, 2020 primarily include goodwill of $22,292,767, intangible assets (less accumulated amortization) of $3,888, and our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. At June 30, 2019, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which totaled $1,896,200.

Consolidated current liabilities as of June 30, 2020 totaled $834,261. At June 30, 2020, primarily driving the current liabilities was $350,000 in accrued management bonuses payable to GJacobs and WJacobs, dividends payable of $45,521 to the Series A Convertible Preferred Stock holders, dividends payable of $13,221 payable to the Series B Convertible Preferred Stock holders, interest of $26,301 payable to Nicholas S. Warrender, and deferred revenue of $79,380.

In comparison, current liabilities at June 30, 2019 of $86,099 consisted of dividends payable of $44,977 to our Series A Preferred Stock shareholders, trade accounts payable of $22,052, and accounts payable to related parties of $19,070. Accounts payable to related parties consisted of expense reimbursements and consulting fees, and trade accounts payable consisted of liabilities for professional fees.

Comparison of the three and six months ended June 30, 2020 to June 30, 2019

During the three and six months ended June 30, 2020, Lifted recognized net sales of $1,267,942 and $1,638,367, respectively. During the six months ended June 30, 2020, AQSP recognized a total of $1,393,648 in stock compensation expense. Of the total, $733,499 came from the issuance of warrants to GJacobs. The Company also recognized $660,149 in stock compensation expense related to the issuance of warrants to WJacobs. These warrants were issued to GJacobs and WJacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to GJacobs and WJacobs upon the execution of employment agreements, which were signed on February 24, 2020. Also during the three months ended March 31, 2020, AQSP recognized a total of $350,000 in management bonus expense. Pursuant to GJacobs’ and WJacobs’ employment agreements, GJacobs and WJacobs were to be paid $250,000 and $100,000, respectively, upon the closing of AQSP’s acquisition of Lifted. These management bonuses are accrued for on the balance sheet as of March 31, 2020, and still today, AQSP has not yet paid these bonuses. These bonuses are payable upon demand. Also, Lifted applied for and received a $10,000 loan advance under the EIDL (“EIDL Advance”) on April 20, 2020. Lifted recognized a $10,000 gain on the forgiveness of this EIDL Advance on April 21, 2020. During the three months ended June 30, 2020, Lifted was refunded $34,429 of merchant account fees, and the Illinois Department of Revenue refunded Lifted $43,817 of sales tax.

During the three months ended June 30, 2020, approximately 49% of sales were generated from the sale of e-liquid and disposable e-cigarettes, 47% of sales were generated from the sale of hand sanitizer, and 4% of sales were generated from the sale of CBD. During the period February 24, 2020 (date of the Merger) through June 30, 2020, approximately 53% of sales were generated from the sale of e-liquid and disposable e-cigarettes, 37% of sales were generated from the sale of hand sanitizer, and 10% of sales were generated from the sale of CBD.

In comparison, during the three and six months ended June 30, 2019, we did not recognize any sales. During the three and six months ended June 30, 2019, we incurred selling, general and administrative expenses of $44,749 and $71,221, respectively. Selling, general and administrative expenses primarily consisted of professional fees and independent contractor fees. During the quarter ended June 30, 2019, we recognized stock compensation expense of $834,186, primarily related to the value of warrants to purchase unregistered shares of common stock issued to brokers for the capital raised for the Company by such brokers in the Company’s private placement of Series A Preferred Stock. Using the Black-Scholes model, these warrants had a value of $793,478. Also contributing to the interest expense recognized during the second quarter of 2019 was warrants to purchase $40,708 worth of unregistered shares of common stock, which the Company issued to two finders in regard to the purchase of 4.99% of the stock of Ablis. During the six months ended June 30, 2019, we recognized interest expense of $27,998; this related to the issuance of financing warrants and the related interest.

During the six months ended June 30, 2020, net cash of $740,074 was used, primarily for payroll and the purchase of inventory. During the same period, $3,085,225 net cash was used in investing activities, the majority of which was cash paid as part of the Lifted acquisition, and remainder used to purchase fixed assets. During the six months ended June 30, 2020, $48,827 net cash was used in financing activities, which consisted of $149,623 of proceeds from the PPP Loan offset by $198,450 in payments of dividends to holders of the Series A Convertible Preferred Stock. In comparison, during the six months ended June 30, 2019, we used cash of $346,483, primarily to pay accrued independent contractor fees and to pay professional fees. Also, during the six months ended June 30, 2019, $1,896,200 was used in investing activities; this cash was invested in Ablis, Bendistillery and Bend Spirits. Lastly, during the six months ended June 30, 2019, $6,583,706 was provided by financing activities; this cash was primarily provided by the issuance of Series A Preferred Stock, and was primarily offset by the repayment of borrowings under notes payable to related parties.

During the six months ended June 30, 2020, cash decreased by $3,874,126, and we had $510,803 in unrestricted cash at June 30, 2020. In comparison, during the six months ended June 30, 2019, cash increased by $4,341,023, and we had $4,341,023 in unrestricted cash at June 30, 2019.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2019, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at June 30, 2020. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Lifted currently is involved in three pending lawsuits, two as the plaintiff and one as the defendant:

(d)Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC) In January 2020, Lifted filed a lawsuit against Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and former Lifted representative Ralph L. Taylor III in connection with alleged breach of contract and intentional misappropriation, inducement, and illegal transfer and use of Lifted's confidential business, proprietary, and trade secret information by Merkabah Labs, LLC and Ralph L. Taylor III. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted and the Company, and upon the price of the Company's common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

(e)Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

(f)Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C) On July 1, 2020, Lifted filed a lawsuit against Luxvoni LLC d/b/a Luxvoni Marketing Solutions (“Luxvoni”) in regard to Luxvoni’s money back guarantee of a $25,000 upfront fee paid by Lifted to Luxvoni for digital marketing services which were never provided to Lifted.

During June 2020, Lifted entered into settlement agreements that were mutually acceptable to the parties which have resolved the following two lawsuits:

(3)Mile High Labs, Inc., Plaintiff, v. Warrender Enterprise, Inc. d/b/a Lifted Liquids, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW); and

(4)Accelerated Analytical, Inc., et al. v. Lifted Liquids, Inc. d/b/a Lifted Made, et al., Case No. 3:20-cv-442-wmc (United States District Court for the Western District of Wisconsin)

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered sales of equity securities were disclosed in Item 3.02 of the current report filed on May 10, 2019, in  the Company’s quarterly reports on Form 10-Q for the periods ending June 30, 2019 and September 30, 2019 and in the Company’s annual report on Form 10-K for the period ending December 31, 2019.

In addition, we issued common stock, committed to issue restricted common stock, and warrants all in connection with the Merger.

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

10.53Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019

Form 8-KAugust 20, 2019

10.54Agreement and Plan of Merger – CBD Lion LLC

10.55$300,000 Promissory Note to CBD Lion LLC

Form 8-KJanuary 8, 2020

10.56Merger Agreement between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender Enterprise Inc. d/b/a Lifted Liquids and its owners and exhibits A through D (Executive A: Executive Employment Agreement; Exhibit B: Stockholders Agreement; Exhibit C: Registration Rights Agreement; and Exhibit D: Promissory Note)

Form 10-KMarch 30, 2020

31.1

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

32.1

Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

Form 8-K/AMay 8, 2020

23.1Consent of Fruci & Associates II, PLLC

99.1Financial statements: Balance sheets of Warrender Enterprise, Inc. of December 31, 2019 and December 31,

2018, and the related statements of operations, shareholder’s equity (deficit), and cash flows for the two-year period ended December 31, 2019

Form 10-QMay 20, 2020

10.57 U.S. Small Business Administration Note – Paycheck Protection Program Loan

Form S-1/A	July 6, 2020
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws
5.1	Opinion of David S. Hunt, P.C.
10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.56

Merger Agreement between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender Enterprise Inc. d/b/a Lifted Liquids and its owners and exhibits A through D (Executive A: Executive Employment Agreement; Exhibit B: Stockholders Agreement; Exhibit C: Registration Rights Agreement; and Exhibit D: Promissory Note)

23.1	Consent of Fruci & Associates II, PLLC - Independent Registered Public Accounting Firm regarding the financial statements of Acquired Sales Corp.
23.2	Consent of Fruci & Associates II, PLLC - Independent Registered Public Accounting Firm regarding the financial statements of Warrender Enterprise, Inc.
23.3	Consent David S. Hunt, P.C. (included in Exhibit 5.1)
24.1	Power of Attorney (included on signature page)

This 10-Q

31.1 31.2

Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by William C. Jacobs

32.1 32.2

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

Dated: August 19, 2020
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer