Form 10-Q
period 2020-09-30
ACQUIRED SALES CORP
filed 2020-11-13
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Common Stock, $0.001 par value                            AQSP                          OTCQB Venture Market

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

Large accelerated filer o	Accelerated filer o
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company o

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2020, there were 6,485,236 shares of the registrant’s common stock outstanding.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION4

ITEM 1. STATEMENTS4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK43

ITEM 4. CONTROLS AND PROCEDURES43

PART II — OTHER INFORMATION44

Item 1. Legal Proceedings.44

Item 1A. Risk Factors.45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.45

Item 3. Defaults Upon Senior Securities.45

Item 4. Mine Safety Disclosures.45

Item 5. Other Information.45

Item 6. Exhibits.45

SIGNATURES47

PART I — FINANCIAL INFORMATION

ITEM 1. STATEMENTS

IMPACTS OF COVID-19

LIKE MANY BUSINESSES IN THE UNITED STATES TODAY, ACQUIRED SALES CORP. AND ITS WHOLLY OWNED SUBSIDIARY LIFTED LIQUIDS, INC. D/B/A LIFTED MADE ARE FACING AN UNPRECEDENTED AND HIGHLY RISKY BUSINESS ENVIRONMENT AND UNCERTAIN FUTURE CAUSED BY THE CORONAVIRUS KNOWN AS COVID-19.

THE IMPACTS OF COVID-19 ON ACQUIRED SALES CORP., ON LIFTED MADE, AND ON LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME COULD BE DISASTROUS FOR OUR COMPANY. AMONG THE MANY POTENTIALLY DISASTROUS IMPACTS OF COVID-19:

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

•LIFTED MADE COULD BE UNABLE TO DISTRIBUTE OR SELL ITS PRODUCTS PROFITABLY, IF AT ALL

•U.S. CONSUMERS COULD BE SO FINANCIALLY DISTRESSED THAT THEY CANNOT OR WILL NOT PURCHASE LIFTED MADE'S PRODUCTS

•U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM OPERATING PROFITABLY, IF AT ALL, OR THAT EFFECTIVELY LIMIT LIFTED MADE’S EMPLOYEES FROM PERFORMING THEIR WORK FOR LIFTED MADE IN A NORMAL AND COST-EFFECTIVE MANNER

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

THE IMPACTS OF COVID-19 HAVE SIGNIFICANTLY DISRUPTED ACQUIRED SALES CORP. AND LIFTED MADE DURING 2020. AMONG OTHER THINGS, VARIOUS FEDERAL, STATE AND LOCAL EXECUTIVE ORDERS HAVE SIGNIFICANTLY DISRUPTED DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY DURING 2020.

BUT, DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY HAVE BEGUN TO PERFORM BETTER DURING THE THIRD QUARTER OF 2020, COMPARED TO DURING THE SECOND QUARTER OF 2020.

HOWEVER, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW THE ANTICIPATED “SECOND WAVE” OF COVID-19 WILL PLAY OUT AND IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

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

NEVERTHELESS, AS DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY HAVE BEGUN TO PERFORM BETTER DURING THE THIRD QUARTER OF 2020, COMPARED TO DURING THE SECOND QUARTER OF 2020, THE CONSOLIDATED CASH ON HAND OF ACQUIRED SALES CORP. AND LIFTED MADE HAS IMPROVED SIGNIFICANTLY AND AS OF NOVEMBER 11, 2020, WAS A TOTAL OF $531,474. TO DATE, LIFTED MADE HAS ALSO INVESTED CASH OF $200,000 INTO A COMPANY CALLED SMPLYLIFTED LLC, WHICH SMPLYLIFTED LLC HAS USED TO PURCHASE INVENTORY. LIFTED MADE EXPECTS TO INVEST ADDITIONAL CASH INTO SMPLYLIFTED LLC, ALSO TO BE USED TO PRIMARILY PURCHASE INVENTORY. LIFTED MADE HAS A 50% MEMBERSHIP INTEREST IN SMPLYLIFTED LLC.

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

The results for the period ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 for the period ended December 31, 2019.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets, September 30, 2020 (Unaudited) and December 31, 2019	6
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)	7
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2020 (Unaudited)	8
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (Unaudited)	9
Notes to the Condensed Consolidated Financial Statements (Unaudited)	10-37

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 156,730	$ 4,384,929
Prepaid Expenses	16,633	9,583
Interest Receivable	1,475	-
Note Receivable from CBD LION	76,591	200,000
Accounts Receivable, net of $90,790 allowance in 2020	652,558	-
Inventory	654,509	-
Total Current Assets	1,558,496	4,594,512
Goodwill	22,292,767	-
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Fixed Assets, less accumulated depreciation of $9,534 in 2020	107,198	-
Intangible Assets, less accumulated amortization of $973 in 2020	3,471	-
Security Deposit	1,600	-
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $30,977 in 2020	12,379	-
Total Assets	$ 25,872,111	$ 6,490,712
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	12,322	-
Deferred Revenue	82,979	-
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	100,000	-
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	250,000	-
Management Bonuses Payable - Related Party	350,000	-
Accounts Payable and Accrued Expenses	225,776	38,485
Interest Payable - Related Party
Interest - Payable to Nicholas S. Warrender	45,206	-
Interest Payable - Related Party	45,206	-
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	95,541	145,017
Series B Convertible Preferred Stock Dividends Payable	3,501	5,741
Preferred Stock Dividends Payable	99,042	150,758
Total Current Liabilities	$ 815,325	$ 189,243
Non-Current Liabilities
Paycheck Protection Program Loan	149,623	-
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	$ 3,750,000	$ -
Total Non-Current Liabilities	$ 3,899,623	$ -
Total Liabilities	$ 4,714,948	$ 189,243
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized;
out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at September 30, 2020, and 66,150 shares of Series A Convertible Preferred Stock were issued or outstanding at December 31, 2019; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 100,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at September 30, 2020, and 100,000 shares of Series B Convertible Preferred Stock were issued or outstanding at December 31, 2019

	166	166

Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,460,236 shares issued and outstanding and 645,000 deferred contingent stock committed to be issued, subject to conditions, as part of the Lifted Made merger, outstanding at September 30, 2020, and 2,726,669 shares outstanding at December 31, 2019	6,460	2,727

Additional Paid-in Capital	38,787,444	21,691,128

Accumulated Deficit	(17,636,907)	(15,392,552)
Total Shareholders' Equity (Deficit)	21,157,163	6,301,469
Total Liabilities and Shareholders' Equity	$ 25,872,111	$ 6,490,712

Please see the accompanying notes to the condensed consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Sales	$ 1,509,437	$ 0	$ 3,147,802	$ 0
Cost of Goods Sold	878,327	0	2,094,484	0
Gross Profit	631,110	0	1,053,318	0
Stock Compensation Expense	0	37,961	1,393,648	872,147
Selling, General and Administrative Expenses	47,315	12,825	104,600	45,153
Bank Charges and Merchant Fees	14,702	90	20,980	100
Management Bonuses	0	0	350,000	0
Bad Debt	94,251	0	121,887	0
Payroll, Consulting and Independent Contractor Expenses	275,149	45,000	598,115	82,500
Professional Fees	50,235	52,142	293,679	97,112
Advertising and Marketing	26,670	3,782	92,718	5,166
Depreciation and Amortization	5,092	0	11,140	0
Warehouse & Lab Expenses (too small to capitalize)	3,974	0	60,559	0
Income/(Loss) From Operations	113,722	(151,800)	(1,994,008)	(1,102,178)
Other Income/(Expenses)
Gain on Settlement	0	0	0	29,196
Interest Expense	(19,281)	0	(45,905)	(27,998)
Warehouse Buildout Credits	600	0	1,000	0
Gain on Forgiveness of Debt	0	0	10,000	0
Refund of Merchant Account Fees	0	0	34,429	0
Settlement Costs	0	0	(97,000)	0
Interest Income	782	5,334	7,365	13,259
Total Other Income/(Expenses)	(17,899)	5,334	(90,111)	14,457
Income/(Loss) Before Provision for Income Taxes
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$ 95,823	$ (146,466)	$ (2,084,119)	$ (1,087,721)

Basic and Diluted Net Loss Per Common Share	$ 0.01	$ (0.06)	$ (0.36)	$ (0.43)

Basic and Diluted Weighted Average Number of Common Shares Outstanding:	6,460,236	2,597,302	5,747,569	2,527,576

Please see the accompanying notes to the condensed consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	-	$ -	2,369,648	$ 2,370	$ 13,664,697	$ (14,005,689)	$ (338,622)
Exercise of rights to purchase warrants to purchase shares of common stock			210,000	$ 210	$ 1,892		$ 2,102
Issuance of warrants to purchase common stock					$ 26,773		$ 26,773
Issuance of Series A Convertible Preferred Stock for cash	29,900	$ 30			$ 2,989,970		$ 2,990,000
Series A Preferred Stock dividend payable						$ (18,552)	$ (18,552)
Net Loss			-	-		$ (44,440)	$ (44,440)
Balance, March 31, 2019	29,900	$ 30	2,579,648	$ 2,580	$ 16,683,332	$ (14,068,681)	$ 2,617,261
Issuance of Series A Convertible Preferred Stock for cash	36,250	$ 36			$ 3,624,964		$ 3,625,000
Stock Compensation Expense					$ 834,186		$ 834,186
Series A Preferred Stock dividend payable						$ (26,425)	$ (26,425)
Net Loss			-	-		$ (896,815)	$ (896,815)
Balance, June 30, 2019	66,150	$ 66	2,579,648	$ 2,580	$ 21,142,482	$ (14,991,921)	$ 6,153,207
Exercise of warrants			147,021	$ 147	$ 8,778		$ 8,925
Issuance of Series B Convertible Preferred Stock for cash	90,000	$ 90			$ 449,910		$ 450,000
Series A Preferred Stock dividend payable						$ (50,020)	$ (50,020)
Series B Preferred Stock dividend payable						$ (2,232)	$ (2,232)
Stock Compensation Expense					37,961		$ 37,961
Net Loss						$ (146,466)	$ (146,466)
Balance, September 30, 2019	156,150	$ 156	2,726,669	$ 2,727	$ 21,639,131	$ (15,190,639)	$ 6,451,375

Balance, December 31, 2019	166,500	$ 166	2,726,669	$ 2,727	$ 21,691,128	$ (15,392,552)	$ 6,301,469
Issuance of warrants to Gerard M. Jacobs upon execution of employment agreement					$ 733,499		$ 733,499
Issuance of warrants to William C. Jacobs upon execution of employment agreement					$ 660,149		$ 660,149
Issuance of common stock consideration as part of the acquisition of Lifted Liquids, Inc.			3,900,455	$ 3,900	$ 10,722,351		$ 10,726,251
Issuance of warrants to purchase shares of common stock as part of the acquisition of Lifted Liquids, Inc.					$ 4,980,150		$ 4,980,150
Series A Preferred Stock dividend payable						$ (34,179)	$ (34,179)
Series B Preferred Stock dividend payable						$ (3,740)	$ (3,740)
Net Loss			-	-		$ (1,760,627)	$ (1,760,627)
Balance, March 31, 2020	166,500	$ 166	6,627,124	$ 6,627	$ 38,787,277	$ (17,191,098)	$ 21,602,972
Series A Preferred Stock dividend payable						$ (64,775)	$ (64,775)
Series B Preferred Stock dividend payable						$ (3,740)	$ (3,740)
Cancellation of shares of common stock			(166,888)	$ (167)	$ 167		$ -
Net Loss						$ (419,313)	$ (419,313)
Balance, June 30, 2020	166,500	$ 166	6,460,236	$ 6,460	$ 38,787,444	$ (17,678,926)	$ 21,115,144
Series A Preferred Stock dividend payable						$ (50,020)	$ (50,020)
Series B Preferred Stock dividend payable						$ (3,784)	$ (3,784)
Net Income						$ 95,823	$ 95,823
Balance, September 30, 2020	166,500	$ 166	6,460,236	$ 6,460	$ 38,787,444	$ (17,636,907)	$ 21,157,163

Please see the accompanying notes to the condensed consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities
Net Loss	$ (2,084,119)	$ (1,087,721)
Adjustments to Reconcile Loss to Net Cash Used in Operating Activities:
Stock Compensation Expense	1,393,648	872,147
Bad Debt Expense	121,887	-
Depreciation and Amortization	11,140	-
Financing Cost - Issuance of Warrants to Purchase Common Stock	-	26,773
Spoiled and Written Off Inventory	62,186	-
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(433,058)	-
Prepaid Expenses	(7,050)	(833)
Interest Receivable	(1,475)	-
Inventory	(449,221)	-
Loan to Shareholder	9,000	-
Trade Accounts Payable and Accrued Expenses	192,203	(191,776)
Accounts Payable and Interest Payable to Related Parties	45,206	(106,465)
Change in ROU Asset	13,641	-
Change in Lease Liability	(13,579)	-
Deferred Revenue	18,283	-
Net Cash Used in Operating Activities	(1,121,308)	(487,875)
Cash Flows From Investing Activities
Net Cash Paid as Part of Lifted Liquids, Inc. Acquisition	(3,130,610)	-
Reduction of CBD Lion Note Receivable	123,409	-
Issuance of Note to CBD Lion	-	(300,000)
Purchase of Fixed Assets	(37,363)	-
Investment in Ablis	-	(399,200)
Investment in Bendistillery and Bend Spirits	-	(1,497,000)
Net Cash Used in Investing Activities	(3,044,564)	(2,196,200)
Cash Flows From Financing Activities
Proceeds from Paycheck Protection Program Loan	149,623	-
Payments of Dividends to Series A Convertible Preferred Stockholders	(198,450)	-
Payments of Dividends to Series B Convertible Preferred Stockholders	(13,500)	-
Financing Cost - Proceeds From Borrowings Under Notes Payable to Related Parties	-	14,772
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Parties	-	(45,562)
Financing Cost - Repayment of Interest Payable to Related Parties	-	(2,606)
Exercise of Warrants	-	11,027
Issuance of Series A Convertible Preferred Stock	-	6,615,000
Issuance of Series B Convertible Preferred Stock	-	450,000
Net Cash Provided by/(Used in) Financing Activities	(62,327)	7,042,631
Net Increase/(Decrease) in Cash	(4,228,199)	4,358,556
Cash and Cash Equivalents at Beginning of Period	4,384,929	-
Cash and Cash Equivalents at End of Period	$ 156,730	$ 4,358,556

	For the Nine Months Ended
	September 30,
	2020	2019
Supplemental Cash Flow Information
Cash Paid For Interest	$ 699	$ 2,606
Cash Paid For Income Taxes	$ -	$ -

Please see the accompanying notes to the condensed consolidated financial statements for more information.

Acquired Sales Corp.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQB Venture Market under the trading symbol AQSP.

Our business is primarily engaged in the identification, structuring and seeking to execute on acquisitions of all or a portion of one or more operating businesses involving the manufacture, sale and distribution of cannabinoid-infused products such as beverages, shots, water, other liquids, water soluble nano drops or liquids, lotions, sprays, conditioners, creams, oils, pre-rolled hemp joints and hemp cigarettes, cartridges, syringes, tinctures, powder, water packets, effervescent tablets, capsules, bath bombs, balms, body washes, gummies, food, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). Our business also involves selling and distributing products containing nicotine. Our business also involves selling and distributing hand sanitizer during the pendency of the COVID-19 pandemic, and possibly longer.

Management of the Company is open-minded to the concept of also acquiring operating businesses and/or assets involving products containing nicotine, marijuana, distilled spirits, beer, wine, and real estate.

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

At this point in time, we are in discussions with certain companies in our acquisition pipeline. However, our cash on hand is currently limited, so in order to close future acquisitions it is highly likely that it will be necessary for us to raise additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

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

Products

Lifted produces its own lines of products and private labelled products made with hemp, hemp flower, and hemp-derived cannabinoids including delta-8-THC, CBD, CBG and CBN. Lifted also sells and distributes products containing nicotine, and gel and liquid hand sanitizer in various size bottles.

Officers and Employees

The executives of Lifted have backgrounds in the vaping industry, graphic design, marketing, and supply chain management, skills that have helped Lifted distinguish itself from the competition. Prior to COVID-19, the Lifted team occasionally attended trade shows throughout the USA to promote Lifted’s products and brand, and in support of Lifted’s private label clients. Lifted sometimes evaluates new products by introducing them to potential customers at certain vape shops in Wisconsin and Illinois which are partly owned by Warrender. The Company holds an option to purchase Warrender's interests in such vape shops for a nominal price.

Lifted currently has approximately 26 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. One of Lifted’s independent contractors is based in south Florida, one independent contractor is based in Colorado, one independent contractor is based in Louisiana, and the rest of the Lifted team is based in Zion, Illinois, Lake Forest, Illinois, and Jacksonville, Florida.

Description of Property

Lifted does not own any physical properties. Lifted’s corporate office, manufacturing facility and warehouse is located in Zion, Illinois, where Lifted has rented 3,300 square feet of space under a lease that terminates on June 1, 2021. Lifted is currently temporarily using additional space located adjacent to its rented space and is making payments in lieu of rent therefor.

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

Lifted also acquires a variety of vape pens and cartridges, bottles, boxes, packaging and other items from third party manufacturers.

Lifted currently believes that it would be able to find replacement manufacturers with minimal negative impact on its business. However, Lifted's vape pens and cartridges are sourced exclusively from China, and much of Lifted's boxes, packaging and other items are sourced from China. COVID-19, Chinese holidays, and tariffs imposed on products sourced from China could make it difficult or impossible to source these products cost effectively, or at all, from China. COVID-19, Chinese holidays and/or tariffs could make it difficult or impossible for Lifted to manufacture needed quantities of its products, if at all, and could drastically increase Lifted's product costs, all of which could have a serious detrimental impact on Lifted’s sales and profit margins.

Products

Lifted’s focus is manufacturing, sales and distribution of effective, quality products formulated in a clean room. Lifted also re-bottles and re-sells gel and liquid hand sanitizer. Lifted sources hemp-derived cannabinoids and other ingredients from many different suppliers. The ingredients are then incorporated into proprietary formulations in house.

Lifted produces its own lines of hemp-derived cannabinoid-infused products, as well as numerous hemp-derived cannabinoid-infused products for private label clients. Lifted’s current list of products include: hemp flower; hemp-derived delta-8-THC infused vape cartridges, gummies, and caviar cones; hemp-derived nano CBD water enhancer packets; hemp-derived cannabinoid-infused lotions, sexual lubricant, tinctures, bath bombs, oral sprays, bug spray, muscle gel, moon rocks, gummies, caviar cones, vape pens, vape cartridges, dog food and other edibles, and non-prescription cannabinoid formulations; and hemp cigarettes and joints.

A third party manufacture makes cannabinoid-infused lotion for Lifted in accordance with Lifted's specifications. Lifted also produces its cannabinoid-infused gummy products and bath bombs through third party manufacturers.

Lastly, Lifted sells and distributes gel and liquid hand sanitizer in various size bottles. Lifted also distributes disposable e-cigarettes containing nicotine.

Product Risks

Some of Lifted's inhalable products currently contain nicotine. There is a risk that Lifted could be targeted by regulators or consumers with claims that its inhalable products are unsafe.

The market for cannabinoid-infused vapes and cartridges is currently subjected to prohibitions of certain products in certain jurisdictions in response to deaths and illnesses that have occurred and that are apparently associated with vaping. In addition, certain jurisdictions have prohibited the sale of smokable hemp and hemp-derived products, and delta-8-THC. These various prohibitions and regulations may have a material adverse effect on Lifted's financial condition, operating results, liquidity, cash flow and operational performance.

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

Marketing

Lifted markets itself by networking throughout the industry through word of mouth and its website. Prior to the COVID-19 pandemic, Lifted also occasionally attended trade shows. During 2020, Lifted has also begun public relations and search engine optimization efforts. There can be no guarantee or assurance that these efforts will be successful or result in any additional sales or profits for Lifted.

Distribution

Lifted’s distribution is done internally and through third party distributors who distribute throughout the U.S. Lifted and these distributors distribute Lifted’s products to vape and smoke shops, convenience stores, grocery stores, gyms, natural food stores, wellness stores, and other locations. Lifted believes but cannot guarantee that in the event that it lost its relationship with one or more of its current distributors, that other replacement distributors could be found without significant disruption to Lifted’s business. However, the COVID-19 pandemic has seriously disrupted Lifted’s distribution channels, although such disruption has begun to decrease.

Online Sales

Lifted sells its own brands’ of products and its private label clients’ products online primarily through www.LiftedMade.com.

Description of Legal Proceedings

Lifted currently is involved in two pending lawsuits, one as the plaintiff and one as the defendant:

(1)Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC) In January 2020, Lifted filed a lawsuit against Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and former Lifted representative Ralph L. Taylor III in connection with alleged breach of contract and intentional misappropriation, inducement, and illegal transfer and use of Lifted's confidential business, proprietary, and trade secret information by Merkabah Labs, LLC and Ralph L. Taylor III. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted and the Company, and upon the price of the Company's common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

(2)Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

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

On October 16, 2020, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit:

(1)Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C) On July 1, 2020, Lifted filed a lawsuit against Luxvoni LLC d/b/a Luxvoni Marketing Solutions (“Luxvoni”) in regard to Luxvoni’s money back guarantee of a $25,000 upfront fee paid by Lifted to Luxvoni for digital marketing services which were never provided to Lifted.

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

•The purpose of the 645,000 shares of unregistered common stock of Acquired Sales that constitutes the Deferred Contingent Stock is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of shares of the Deferred Contingent Stock certain employees of Lifted and William C. "Jake" Jacobs, the Company's President and CFO. The vesting of certain shares of the Deferred Contingent Stock is subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Deferred Contingent Stock will be issued and delivered to Nicholas S. Warrender as additional Merger consideration, unless Nicholas S. Warrender agrees to an alternative allocation of such unvested Deferred Contingent Stock.

•The purpose of the Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of Warrants certain employees, officers and directors of Lifted and the Company. The vesting of certain of the Warrants will be subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Warrants will be terminated or alternatively allocated to other employees of Lifted.

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

•Upon the Closing of the Merger, the authorized number of directors of the Corporation was increased from seven to nine. The Corporation’s directors currently consist of eight persons following the recent resignation of Michael D. McCaffrey: Gerard M. Jacobs, JD (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, MD, James S. Jacobs, MD, Richard E. Morrissy, Kevin J. Rocio, and Robert T. Warrender II.

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

The Market

Delta-8-THC, CBD, CBG, CBN and other cannabinoids can be derived from hemp. On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In addition, several states have enacted laws and regulations that negatively impact the sale of hemp and hemp-derived products.

Lifted’s product sales of hemp-derived products are typically made through distributors, with a limited but growing number of sales online or direct to retail outlets.

While Lifted is optimistic regarding the future of its business selling hemp-derived products, the manufacture and sale of Canna-Infused Products involve significant risks that have the potential to bankrupt Lifted and the Company.

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

Canna-Infused Products Companies are subject to regulation by federal government state and local governments. The health and safety impacts of cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBD may or could have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. The regulation of hemp, hemp oil, hemp-derived cannabinoids, and cannabinoid-infused products is evolving. Lifted may become subject to new rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon Canna-Infused Products Companies from U.S. federal agencies, such as the US Food and Drug Administration (the “FDA”), and/or state and local governments. The FDA sometimes appears to believe that cannabinoids are drugs, and that the sale of most cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain hemp-derived cannabinoid-infused products is illegal.

Other hemp-derived cannabinoids, such as delta-8 THC, have generated controversy among legal commentators, regarding their legality. Lifted sells significant quantities of products containing hemp-derived delta-8 THC, and any legislative and/or regulatory crackdown on delta-8 THC could have a material adverse effect upon our Company’s business and the trading price of our common stock.

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

In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of legal hemp-derived products or marijuana-infused products. This may result in regulatory actions or lawsuits against the Company.

Also, certain hemp-derived products may, over time, gradually increase their delta-9-THC concentration, and this may ultimately cause such products to exceed the 0.3% delta-9-THC concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon our Company.

Lifted is attempting to only conduct business related to manufacturing and commercializing hemp-derived products to the extent permitted in jurisdictions where it may operate.

The legislative and regulatory landscape surrounding nicotine-containing products has created risks for Lifted’s business.

Competition

Lifted faces intense competition in the cannabinoid industry, in the nicotine products industry, and in the sanitizer industry, from both existing and emerging companies that offer similar products to Lifted. Some of Lifted's current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the cannabinoid industry nationally and locally, Lifted may not be able to create and maintain a competitive advantage in the marketplace. Lifted’s success will depend on its ability to keep pace with any changes in local and national markets, especially in light of legal and regulatory changes. Lifted’s success will depend on its ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

Receipt of Loans under the Economic Injury Disaster Loan Program and the Paycheck Protection Program

In response to the coronavirus (COVID-19) pandemic, the U.S. Small Business Administration (the “SBA”) is making small business owners eligible to apply for an Economic Injury Disaster Loan advance of up to $10,000 under its Economic Injury Disaster Loan program (the “EIDL”). This advance provides economic relief to businesses that are currently experiencing a temporary loss of revenue. This loan advance will not have to be repaid. Lifted applied for and received a $10,000 loan advance under the EIDL (“EIDL Advance”) on April 20, 2020. Lifted recognized a $10,000 gain on the forgiveness of the EIDL Advance on April 21, 2020. Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”)

under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. The Note matures on April 14, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. As of September, 2020, Lifted had an accrual of $697 for the interest on the PPP Loan. The Note may be prepaid by Lifted at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. Acquired Sales Corp. believes that Lifted has used at least 75% of the PPP Loan amount for designated qualifying expenses and Lifted plans to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that Lifted will obtain forgiveness of the PPP Loan in whole or in part.

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

As of November 11, 2020, Acquired Sales Corp. has cash on hand of approximately $103,930, which are the remaining proceeds from the sale of Series A Convertible Preferred Stock between February 27, 2019 and May 13, 2019, proceeds from the sale of Series B Convertible Preferred Stock between July 24, 2019 and December 5, 2019, and collection of loan repayments by CBD Lion to Lifted. As of November 11, 2020, Lifted had cash on hand of approximately $427,544. To date, Lifted has also invested cash of $200,000 into a company called SmplyLifted LLC, which SmplyLifted LLC has used to purchase inventory. Lifted expects to invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory. Lifted has a 50% membership interest in SmplyLifted LLC. In prior years, Acquired Sales Corp.’s payables have been greater than its cash on hand. Historically, Acquired Sales Corp. has had inconsistent income generating ability and is therefore has been reliant on raising money from loans or stock sales.

Offices

Our CEO lives in Illinois, our President and CFO lives in Florida, and our COO lives in Wisconsin. We currently do not have a dedicated corporate office for Acquired Sales Corp. other than home office space provided by our CEO in Lake Forest, Illinois. Lifted’s corporate office is located in Zion, Illinois. The future location of Acquired Sales Corp.’s corporate office will depend upon a number of factors including where our CEO lives and what potential acquisitions we close.

We do not believe that Lifted’s current rented space in Zion, Illinois, is adequate in light of various issues including zoning uncertainties, lack of air conditioning, and the need for additional space to accommodate anticipated growth in Lifted’s business. We anticipate that Lifted will need to rent alternative space either in southeastern Wisconsin or northeastern Illinois within the next few months.

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

Election of New Board of Directors; Resignation of Michael D. McCaffrey as a director

As described in Acquired Sales Corp.’s Form 8-K filed with the SEC on September 9, 2020, on September 9, 2020, pursuant to Nevada corporate law, stockholders of Acquired Sales Corp. who own more than 2/3rds of the outstanding shares of common stock of Acquired Sales Corp. elected a new Board of Directors consisting of Gerard M. Jacobs, JD (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, MD, James S. Jacobs, MD, Michael D. McCaffrey, JD, Richard E. Morrissy, Kevin J. Rocio, and Robert T. Warrender II. Robert T. Warrender II replaced director Thomas W. Hines who was not re-elected to the Board. Mr. Hines was a member of the Company’s Nominating, Audit and Investment Committees and will no longer serve in those roles.

Robert T. Warrender, II, age 68, is the owner and founder of American Process Equipment, Inc. in Zion, IL. In 1993, Mr. Warrender founded American Process Equipment, Inc., which specializes in specialty pumps and related systems. Mr. Warrender has authored industry publications and technical papers for the pump industry and has served as a consultant to companies in related industries. Mr. Warrender attended the University of Wisconsin-Parkside. Mr. Warrender coached junior high school basketball for 20 years. Mr. Warrender is the father of Nicholas S. Warrender who currently serves as the Company’s Vice Chairman of the Board and Chief Operating Officer, and as the CEO of Acquired Sales Corp.’s wholly owned subsidiary Lifted Made.

On October 12, 2020, Michael D. McCaffrey, J.D, resigned from the Board of Directors of Acquired Sales Corp. Mr. McCaffrey served as a member of the Nominating, Compensation and Audit Committees of the Board. Mr. McCaffrey confirmed that his resignation was not the result of any disagreement with the Company.

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

Purchase Price Allocation

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$3,750,000

Note consideration	$3,750,000

3,900,455 shares of unregistered common stock of the Company valued as of January 7, 2020 (date of entering into the Agreement and Plan of Merger)	$10,726,251

Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share	$4,980,150

Total merger consideration	$23,206,401

Assets acquired:
Cash and cash equivalents	$619,390
Accounts Receivable	$341,387
Inventory	$267,474
Loan to Shareholder	$9,000
Fixed Assets	$80,003
Intangible Assets	$4,444
Security Deposit	$1,600
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $20,010 in 2020 and $17,336 in 2019	$23,346
Goodwill	$22,292,767
Total assets acquired	$23,639,411

Liabilities assumed:
Accounts Payable and Accrued Expenses	$345,075
Operating Lease Liability	$15,569
Deferred Revenue	$64,696
Non-Current Operating Lease Liability	$7,670
Total Liabilities assumed	$433,010

Net Assets Acquired:	$23,206,401

Net Assets Acquired (Excluding Goodwill):	$913,634

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

Allocation of Purchase Price to Goodwill

The Company’s primary motivation for acquiring Lifted was to secure the exclusive services of Nicholas S. Warrender. Mr. Warrender founded Lifted in 2014 with $900, and since its inception has done a masterful job staying ahead of industry trends, navigating industry challenges and launching innovative, advanced branded products before competitors launched their branded products. Mr. Warrender is focused and relentless, and attracts many people who like his energy and creativeness and want to do business with him. In the Company’s opinion, Lifted’s customers do business with Lifted primarily because of Mr. Warrender; and, at the time of the Merger, Mr. Warrender was the only full time employee handling sales for Lifted. There were no other material identifiable intangible assets that were considered appropriate for recognition at the time of close. In a very significant sense, Lifted is Mr. Warrender, and Mr. Warrender is Lifted. This is why the Company recognized $22,292,767 of the total acquisition consideration paid in the Merger as being goodwill.

OLCC Review of New Directors of the Company

To our knowledge, our directors Nicholas S. Warrender, Kevin J. Rocio and Robert T. Warrender II still need to be formally approved by the Oregon Liquor Control Commission ("OLCC"), in light of the Company's ownership of common stock of distilled spirits manufacturers Bendistillery and Bend Spirits, Bend, Oregon.

The Company has submitted to the OLCC Personal History Forms for Nicholas S. Warrender and Kevin J. Rocio, and to the Company’s knowledge, neither of Nicholas S. Warrender nor Kevin J. Rocio has any personal history that would disqualify him from serving as a director of the Company. The Company intends to submit to the OLCC Personal History Forms for Robert T. Warrender II, and to the Company’s knowledge Robert T. Warrender II does not have any personal history that would disqualify him from serving as a director of the Company.

The Company would plan to consult with Oregon legal counsel in the event that the OLCC were to object to Nicholas S. Warrender, Kevin J. Rocio or Robert T. Warrender II serving as a director of the Company, a situation that the Company presently has no grounds to expect to occur.

While no guarantee or assurance can be given as to the ultimate consequences in the event that the OLCC were to object to Nicholas S. Warrender, Kevin J. Rocio or Robert T. Warrender II serving as a director of the Company, the management of the Company believes that the worst case scenario in the event that the OLCC were to object to Kevin J. Rocio or Robert T. Warrender II serving as a director of the Company would involve Kevin J. Rocio or Robert T. Warrender II, as the case may be, being removed from the Board of Directors of the Company, and that the worst case scenario in the event that the OLCC were to object to Nicholas S. Warrender serving as a director of the Company would involve the Company being forced to sell the shares of common stock that the Company owns in Bendistillery Inc. and Bend Spirits, Inc., even if such a sale is at a loss.

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

Nevertheless, we still intend to continue post-closing our strategy of acquiring Canna-Infused Products Companies and potentially certain other companies and assets. In order to continue our acquisition strategy, we will need to raise a significant amount of additional capital to pay the cash portion of the consideration paid in our acquisitions, and to inject growth capital into the acquired companies. We anticipate that additional capital will need to be raised in some combination of the following: (1) Private placements of shares of our Series B Convertible Preferred Stock convertible at $5 per share; (2) Private placements of shares of newly declared series of convertible preferred stock convertible at to-be-negotiated price(s) per share, which may be significantly less than the current trading price per share of our common stock, depending upon the financial performance of Lifted, market conditions, and cannabinoid industry conditions; (3) Private placements of newly issued shares of our common stock, at to-be-negotiated price(s) per share, which may be significantly less than the current trading price per share of our common stock, depending upon the financial performance of Lifted, market conditions, and cannabinoid industry conditions; (4) Borrowings from banks or other third parties, which may not be available, or which may be expensive if available at all; (5) Structuring potential acquisitions either as all stock deals, or as a combination of stock plus notes; (6) Using cash flow generated by Lifted's business to pay the cash portion of merger consideration; and/or (7) Merging into Acquired Sales an entity or entities that have cash on hand or cash flow that would allow other acquisitions to be completed.

NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying financial statements include the accounts and operations of the Company for all periods presented.

Consolidated Financial Statements – The accompanying financial statements are consolidated and do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements included in Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2020. In particular, the basis of presentation and significant accounting principles were presented in Note 1 to the annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Condensed Consolidated Statements of Operations, certain expense categories less than $10,000 are consolidated into the Selling, General and Administrative Expenses category. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

Cash and Cash Equivalents – Cash and cash equivalents as of September 30, 2020 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation

(“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. Allowance for bad debt of $90,790 was recorded at September 30, 2020; there was no allowance for bad debt recorded at September 30, 2019.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Raw Goods	$ 551,876	$ -
Finished Goods	$ 102,633	$ -
Total Inventory	$ 654,509	$ -

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods.

The following were written off as obsolete inventory during the quarter ended September 30, 2020:

1)Raw goods used in the production of nicotine-infused e-liquid products;

2)Finished products containing nicotine e-liquid;

3)Raw goods formerly used for making certain hemp and hemp-derived products;

4)Finished products made for certain former private label clients containing hemp and hemp-derived products; and

5)Melted CBD-infused hard candies.

The process of determining obsolete inventory during the quarter involved:

1)Identifying raw goods that would no longer be used in the manufacture of finished goods;

2)Identifying finished goods that would no longer be sold; and

3)Valuing and expensing raw and finished goods that would no longer be sold.

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

Described below are some of the reasons why a customer may want to return an ordered item, and how the Company responds in each situation:

1) The ordered item breaks, melts, or separates in transit to the customer. In this case, the Company will replace the broken, melted or separated item at no cost to the customer.

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

4) The ordered item is recalled. In a situation where product is recalled, the Company will offer a replacement, credit, or refund.

Historically, the scenarios described above have occurred infrequently, and occurrences have been immaterial. However, during the third quarter of 2020, the Company provided many replacements, and issued refunds or credits to many customers who purchased delta 8-THC gummies that melted in transit, and delta 8-THC nano drops that had separation issues.

Disaggregation of Revenue

Nearly all of the Company’s sales occur inside the United States of America.

Contract Liabilities

Amounts received from a customer before the purchased product is shipped to the customer is treated as deferred revenue. There was deferred revenue of $82,979 at September 30, 2020.

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, as well as internal transfer costs, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. $62,186 of cost of goods sold relates to spoiled and obsolete inventory written off during the quarter ended September 30, 2020.

Operating Expenses – Operating expenses include stock compensation expense, selling, general and administrative expenses, bank charges and merchant fees, management bonuses, bad debt, payroll, consulting and independent contractor expenses, professional fees, advertising and marketing, depreciation and amortization, warehouse and lab expenses, and spoiled and written off inventory.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2020	2019		2020	2019
Net Gain/(Loss)	$ 95,823	$ (146,466)	Net Loss	$ (2,084,119)	$ (1,087,721)
Weighted Average Shares Outstanding	6,460,236	2,579,302	Weighted Average Shares Outstanding	5,747,569	2,527,576

Basic and Diluted Net Gain/(Loss) per Share	$ 0.01	$ (0.06)	Basic and Diluted Net Loss per Share	$ (0.36)	$ (0.43)

At September 30, 2020, there were outstanding options and warrants to purchase 1,586,619 shares of common stock exercisable at between $0.001 and $5.00 per share, (b) rights to purchase $1.00 warrants to purchase 2,625,000 shares of common stock exercisable at between $0.01 and $1.85 per share, (c) financing warrants to purchase 31,250 shares of common stock exercisable at $0.03 per share, (d) warrants to purchase 475,000 shares of common stock at $5.00 per share, and (e) warrants to purchase 1,820,000 shares of common stock at $5.00 per share. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock, except for an option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.001 that was exercised by a director of the Company on October 27, 2020. However, all of them may be exercised at any time in the sole discretion of the holder except for certain rights to purchase warrants to purchase 1.25 million shares of our common stock, which are not exercisable until a performance contingency is met, and except for 745,000 of the 1,820,000 warrants exercisable at $5.00 per share which are not yet vested and subject to certain performance contingencies. Also outstanding at September 30, 2020 was Series A Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, the Company has accepted subscriptions from four accredited investors to purchase 100,000 shares of Series B Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company. None of these are including in the diluted earnings per share calculation, given that they are considered antidilutive.

In comparison, at September 30, 2019, there were 4,211,019 stock options and warrants, and 31,250 financing warrants outstanding that were excluded from the computation of diluted earnings loss per share because their effects would have been anti-dilutive. The Company also had Series A Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, the Company had accepted subscriptions from three accredited investors to purchase 90,000 shares of Series B Preferred Stock for an aggregate purchase price of $450,000 in cash, convertible at the option of the holder into 90,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

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

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is effective for public business entities that meet the definition of a SEC filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The FASB noted that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the three and nine months ended September 30, 2020, the Company incurred $26,670 and $92,718 in advertising and marketing expenses, of which were primarily public relations and digital marketing. During the three and nine months ended September 30, 2019, the Company incurred $3,782 and $5,166 in advertising and marketing expenses, respectively.

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

NOTE 4 – RISKS AND UNCERTAINTIES

Going Concern – The COVID-19 pandemic and its ramifications, combined with the expenses and potential liabilities associated with litigation involving Lifted, combined with the regulatory risks and uncertainties associated with the cannabinoid-infused products, vaping and nicotine products industries, combined with the risks associated with internet hacking or sabotage, combined with the risks of employee and/or independent contractor disloyalty or theft of Company information and opportunities, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern. Also, the Company has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. Also, the Company has not yet paid an aggregate of $350,000 of bonuses owed to its CEO Gerard M. Jacobs, and William C. "Jake" Jacobs, President and CFO, because it currently does not have the funds to do so. These bonuses are due and payable upon demand. In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially those related to CBD, delta-8 THC, nicotine products, vaping, vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk. The Company maintains levels of cash in a bank deposit account that, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and it believes it is not exposed to any significant credit risk on cash.

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

The Company currently has one revenue-generating subsidiary, Lifted Made. If and to the extent that the revenue generated by Lifted Made is not adequate to pay the Company’s operating expenses and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing additional profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

Concentration of Credit Risks – During the quarter ended September 30, 2020, one customer made up approximately 34% of Lifted Made’s sales. During the period February 24, 2020 through September 30, 2020, two customers made up approximately 35% of Lifted’s sales. Regarding the purchases of raw goods and finished goods (“Supplies”), during the quarter ended September 30, 2020, approximately 74% of the Supplies that Lifted purchased were from four vendors. During the period February 24, 2020 through September 30, 2020, approximately 51% of the Supplies that Lifted purchased were from two vendors. The loss of Lifted’s relationships with these vendors and customers could have a material adverse effect on Lifted’s business.

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

SmplyLifted LLC

Acquired Sales Corp. and Lifted Made and privately-held SMPLSTC, Costa Mesa, CA (www.SMPLSTCBD.com) have partnered to create an equally-owned new entity called SmplyLifted LLC, which will begin selling non-tobacco nicotine pouches in several flavors and nicotine strengths.

On September 22, 2020, SmplyLifted LLC was formed. Although SmplyLifted LLC was formed during the period ended September 30, 2020, no activity took place during the period ended September 30, 2020, and no operating agreement was executed until subsequent to period end. Please refer to “NOTE 14 – SUBSEQUENT EVENTS” for more information about SmplyLifted LLC and events related to SmplyLifted LLC that occurred after September 30, 2020.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	September 30, 2020	December 31, 2019
Machinery & Equipment	$ 90,643	$ -
Leasehold Improvements	$ 26,089	$ -
Sub-total:	$ 116,732	$ -

Less: accumulated depreciation	$ (9,534)	$ -
	$ 107,198	$ -

Estimated useful lives per asset class are:

Asset Class	Estimated Useful Life
Machinery & Equipment	120 months
Leasehold Improvements	48 months

Depreciation expense of $4,675 was recognized during the three months ended September 30, 2020. Depreciation expense of $10,167 was recognized during the period February 24, 2020 through September 30, 2020.

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

This left Lion with a net balance owed to the Company of $168,500 as of December 31, 2019. On March 2, 2020, Lion and the Company agreed that the repayment of such $168,500 will be made in eleven equal monthly installments of principal due and payable by Lion to the Company on the first day of each calendar month starting on April 1, 2020, and that no additional interest will accrue. During the quarter ended March 31, 2020, The Company wrote off as bad debt interest of $2,006 that was receivable from the CBD Lion for the period January 1, 2020 through March 1, 2020. The Company calculated imputed interest receivable of $1,475 from CBD Lion for the period March 2, 2020 through September 30, 2020.

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

NOTE 8 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website – The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $973 in amortization related to the website was recognized between February 24, 2020 (the date of the Merger) through September 30, 2020.

Goodwill Recognized in the Acquisition of Lifted – As described in “NOTE 2 – POST-MERGER INFORMATION AND ACCOUNTING TREATMENT OF THE MERGER”, the Company recognized $22,292,767 of the total acquisition consideration paid in the Merger as being goodwill. Per “NOTE 3 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES”, the Company will perform its annual fair value assessment at December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted.

NOTE 9 – RELATED PARTY TRANSACTIONS

Commissions Paid

Robert Warrender

During the nine months ended September 30, 2020, $3,777 in commissions were paid to Robert Warrender, who is Nicholas S. Warrender’s brother. In 2019, $34,972 in commissions were paid to Robert Warrender.

Vincent J. Mesolella

During the nine months ended September 30, 2020, $172 in commissions were paid to Vincent J. Mesolella, who is Acquired Sales Corp.’s lead outside director.

Shipping Costs – Lifted shares a shipping account with a company operated by Nicholas S. Warrender’s father, Robert T. Warrender II, who is also a member of the board of directors of Acquired Sales Corp. Lifted does this in an effort to reduce shipping costs, as the shipper gives a price discount based on volume. Lifted reimburses Robert T. Warrender II for the cost of shipping. During the quarter ended September 30, 2020, Lifted reimbursed Robert T. Warrender II $11,936.98 in shipping costs. During the nine months ended September 30, 2020, Lifted reimbursed Robert T. Warrender II $21,069.64 in shipping costs.

Amounts Owed to Related Parties

Amounts Owed to Gerard M. Jacobs

At September 30, 2020, there was a management bonus payable of $250,000 owed to the Company's CEO Gerard M. Jacobs; there were no other payables owed to Gerard M. Jacobs. In comparison, at September 30, 2019, there was nothing owed to Gerard M. Jacobs.

Amounts Owed to William C. “Jake” Jacobs

At September 30, 2020, there was a management bonus payable of $100,000 owed to William C. “Jake” Jacobs; there were no other payables owed to William C. “Jake” Jacobs. In comparison, at September 30, 2019, there was nothing owed to William C. “Jake” Jacobs.

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

As such, as of September 30, 2020, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $45,206 owed to Nicholas S. Warrender.

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

Issuance of Series A Convertible Preferred Stock – The Company has authorized 400,000 shares of its Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of common stock. The Series A Convertible Preferred Stock accrues dividends at the rate of 3% annually. The accrued Series A Convertible Preferred Stock dividends are cumulative. The Series A Convertible Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series A Convertible Preferred Stock have no voting rights. The holders of the Series A Convertible Preferred Stock shall have voluntary conversion rights. Shares of Series A Convertible Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

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

As of September 30, 2020, the Company has accrued a liability of $95,541 as dividends payable to holders of the Series A Convertible Preferred Stock. Dividends have been declared by the Board of Directors, and the Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock.

Issuance of Series B Convertible Preferred Stock – The Company has authorized 5,000,000 shares of its Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock may be converted into one shares of common stock. The Series B Convertible Preferred Stock accrues dividends at the rate of 3% annually. The accrued Series B Convertible Preferred Stock dividends are cumulative. The Series B Convertible Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $7.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series B Convertible Preferred Stock have no voting rights. The holders of the Series B Convertible Preferred Stock shall have voluntary conversion rights. Shares of Series B Convertible Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $9.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

On June 28, 2019, we commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Convertible Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, the Company has accepted subscriptions from four accredited investors to purchase 100,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

As of September 30, 2020, the Company has accrued a liability of $3,501 as dividends payable to holders of the Series B Convertible Preferred Stock. Dividends have been declared by the Board of Directors, and the Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock.

Convertible Preferred Stock Dividends Paid and Accrued

At September 30, 2020, the Company recognized dividends payable of $95,541 to the to the Series A Convertible Preferred Stock holders and dividends payable of $3,501 payable to the Series B Convertible Preferred Stock holders. During the nine months ended September 30, 2020, a total of $211,950 of cash dividends were paid to the Series A Convertible Preferred Stock holders and Series B Convertible Preferred Stock holders.

Share-Based Compensation – During the nine months ended September 30, 2020, the Company recognized $733,530 in share-based compensation related to the issuance of warrants to Gerard M. Jacobs. The Company also recognized $660,177 in share-based compensation related to the issuance of warrants to William C. “Jake” Jacobs. These warrants were issued to Gerard M. Jacobs and William C. “Jake” Jacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to Gerard M. Jacobs and William C. “Jake” Jacobs upon the execution of employment agreements, which were signed on February 24, 2020 upon the closing of the acquisition of Lifted. The five-year warrants give Gerard M. Jacobs the right to purchase 250,000 shares of common stock of AQSP exercisable at $5.00 per share. The five-year warrants give William C. “Jake” Jacobs the right to purchase 225,000 shares of common stock of AQSP exercisable at $5.00 per share. The warrants were valued using the Black-Scholes valuation model as of the date of issuance, assuming an estimated life of 2.5 years and estimated future volatility of 361.49%.

During the nine months ended September 30, 2019, the Company recognized total stock compensation expense of $872,147. Of this total, $831,439 related to the value of 402,300 warrants to purchase unregistered shares of common stock of the Company, for the capital raised for the Company by brokers. $40,708 was the value of a total of 14,042 warrants to purchase unregistered shares of common stock of the Company, issued to two finders (7,021 warrants were issued to each finder) in regard to the purchase of 4.99% of the stock of Ablis.

Stock Option and Warrant Activity – The following is a summary of stock option and warrant activity as of September 30, 2020 and changes during the period then ended:

					Weighted-Average	Aggregate
				Weighted-Average	Remaining Contractual	Intrinsic
		Shares		Exercise Price	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, December 31, 2019		2,992,869	(1)	$ 0.97	3.47	$ 4,570,144
Warrants to Purchase Common Stock Issued in the Lifted Made merger during Q1 2020 (Currently Exercisable)		1,075,000	(1)
Warrants to Purchase Common Stock Issued in the Lifted Made merger during Q1 2020 (not Currently Exercisable)		745,000
Warrants Issued to GJacobs and WJacobs during Q1 2020 (Currently Exercisable)		475,000	(1)
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, September 30, 2020	Sum of (1)s=	4,542,869		$ 2.35	4.16	$ 2,011,606
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, September 30, 2020		6,537,869		$ 2.56	4.21	$ 2,011,606

Upon the execution of Gerard M. Jacobs’ employment agreement on February 24, 2020, the terms of Gerard M. Jacobs’ stock options granted by the Company to purchase shares of common stock of the Company which were set to expire on November 4, 2020 and September 29, 2021 were extended so that all of such stock options may be exercised by Gerard M. Jacobs at any time on or before December 31, 2024. Gerard M. Jacobs owns 471,698 options that were originally set to expire on November 4, 2020, and 605,000 options that were originally to expire on September 29, 2021; the expiration dates for all of these options were extended to December 31, 2024.

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

Lifted does not own any physical properties. Lifted’s corporate office, manufacturing facility and warehouse is located in Zion, Illinois, where Lifted has rented 3,300 square feet of space under a lease that terminates June 1, 2021. Lifted is currently temporarily using additional space located adjacent to its rented space and is making a monthly payment of $2,200 in lieu of rent therefor.

As the Company's lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information provided by a banker in determining the present value of lease payments. The discount rate used in the computations was 5.5%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2020
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $30,977 in 2020	Non-Current Assets	$ 12,379

Liability	Balance Sheet Line	September 30, 2020
Current Operating Lease Liability	Current Liabilities	$ 12,322

Lease Cost

The table below summarizes the components of lease costs for the period ended September 30, 2020:

September 30, 2020

Operating lease costs for July-September 2020. Please note: as described in Note 3, a portion of monthly overhead costs such as this rent are allocated to finished goods. Utility costs such as this rent are included in the total Selling, General and Administrative Expenses account.

$ 4,800

Maturities of lease liabilities as of September 30, 2020 are as follows:

Remaining lease payments in 2020	$ 4,800
Less: Interest for remaining 2020 fiscal year	$ (127)
Present value of lease liabilities	$ 4,673

Minimum payments from October 1, 2020 through the end of the lease on June 1, 2021 total $12,800.

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

Amounts Payable to Gerard M. Jacobs and William C. Jacobs

Gerard M. Jacobs has not historically received cash compensation, and, historically, the Company’s President and CFO William C. “Jake” Jacobs has worked for $5,000 per month. Effective as of June 19, 2019 through the earlier of the closing of the Company’s acquisition of CBD Lion LLC, which is now terminated or the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) (“Lifted”), the Company has agreed to pay Gerard M. Jacobs and William C. “Jake” Jacobs consulting fees of $7,500 and $5,000 per month, respectively. In addition, upon the closing of the acquisition described herein, their salaries, equity incentives, expense reimbursements and bonuses will increase. There are also to be significant bonuses awarded to Gerard M. Jacobs and William C. “Jake” Jacobs for closing on the acquisition of Lifted, and upon the earlier of December 1, 2020 or the first date when the Company has raised a total of at least $15 million, and upon the earlier of December 1, 2021 or the first date when the Company has raised a total of at least $25 million, as described in the current report on Form 8-K, and its exhibit, filed with the SEC on or about June 25, 2019. Please note that as of December 31, 2019, the Company had not yet closed on its acquisition of Lifted, and the Company had not raised $15 million and $25 million, so no accruals for the bonuses triggered by these events had been made. As of February 24, 2020, the Company has closed on the acquisition of Lifted, and the bonuses triggered by the acquisition of Lifted have been accrued for but have not yet been paid. As of the date of this report on Form 10-Q, the Company has not yet raised $15 million or $25 million.

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

As mentioned in NOTE 9 – RELATED PARTY TRANSACTIONS, during the nine months ended September 30, 2020, $172 in commissions were paid to Vincent J. Mesolella, who is Acquired Sales Corp.’s lead outside director.

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

Lifted currently is involved in two pending lawsuits, one as the plaintiff and one as the defendant:

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

On October 16, 2020, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit:

(1)Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C) On July 1, 2020, Lifted filed a lawsuit against Luxvoni LLC d/b/a Luxvoni Marketing Solutions (“Luxvoni”) in regard to Luxvoni’s money back guarantee of a $25,000 upfront fee paid by Lifted to Luxvoni for digital marketing services which were never provided to Lifted.

NOTE 14 – SUBSEQUENT EVENTS

Departure of Director Michael D. McCaffrey, J.D.

As described in the Current Report on Form 8-K filed on October 13, 2020, on October 12, 2020, Michael D. McCaffrey, JD, resigned from the Board of Directors of Acquired Sales Corp. Mr. McCaffrey served as a member of the Nominating, Compensation and Audit Committees of the Board. Mr. McCaffrey confirmed that his resignation was not the result of any disagreement with the Company.

Creation of SmplyLifted LLC

As described in the press release issued on October 19, 2020, Acquired Sales Corp. and Lifted Made and privately-held SMPLSTC, Costa Mesa, CA (www.SMPLSTCBD.com) have partnered to create an equally-owned new entity called SmplyLifted LLC, which will begin selling non-tobacco nicotine pouches in several flavors and nicotine strengths. Lifted Made, SMPLSTC, and three individuals have a 50%, 20%, 10%, 10%, and 10% membership interest in SmplyLifted LLC, respectively.

The nicotine pouches will initially come in various flavors and strengths of nicotine, and will be sold in plastic canisters containing 20 pouches. The canisters will be competitively priced, and are expected to be sold globally by retailers and direct to consumers online.

Exercise of Options

On October 27, 2020, a director of the Company exercised an option to purchase 25,000 shares of Acquired Sales Corp.’s common stock at an exercise price of $0.001 per share.

SmplyLifted LLC Purchase Order Transaction

On October 27, 2020, Lifted paid a vendor $200,000 on behalf of SmplyLifted LLC as a down payment on a purchase order of inventory. Later that same day, SmplyLifted LLC reimbursed Lifted for such $200,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquired Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp. and Lifted, unless the context otherwise indicates.

IMPACTS OF COVID-19

THE IMPACTS OF COVID-19 HAVE SIGNIFICANTLY DISRUPTED ACQUIRED SALES CORP. AND LIFTED MADE DURING 2020. AMONG OTHER THINGS, VARIOUS FEDERAL, STATE AND LOCAL EXECUTIVE ORDERS HAVE SIGNIFICANTLY DISRUPTED DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY DURING 2020.

BUT, DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY HAVE BEGUN TO PERFORM BETTER DURING THE THIRD QUARTER OF 2020, COMPARED TO DURING THE SECOND QUARTER OF 2020.

HOWEVER, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW THE ANTICIPATED “SECOND WAVE” OF COVID-19 WILL PLAY OUT AND IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

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

NEVERTHELESS, AS DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY HAVE BEGUN TO PERFORM BETTER DURING THE THIRD QUARTER OF 2020, COMPARED TO DURING THE SECOND QUARTER OF 2020, THE CONSOLIDATED CASH ON HAND OF ACQUIRED SALES CORP. AND LIFTED MADE HAS IMPROVED SIGNIFICANTLY AND AS OF NOVEMBER 11, 2020, WAS A TOTAL OF $531,474. TO DATE, LIFTED MADE HAS ALSO INVESTED CASH OF $200,000 INTO A COMPANY CALLED SMPLYLIFTED LLC, WHICH SMPLYLIFTED LLC HAS USED TO PURCHASE INVENTORY. LIFTED MADE EXPECTS TO INVEST ADDITIONAL CASH INTO SMPLYLIFTED LLC, ALSO TO BE PRIMARILY USED TO PURCHASE INVENTORY. LIFTED MADE HAS A 50% MEMBERSHIP INTEREST IN SMPLYLIFTED LLC.

BUT, THE COMPANY EMPHASIZES THAT THE COMPANY IS NOT CURRENTLY IN A POSITION TO FULLY ASSESS HOW LONG SUCH LIQUIDITY AND THE COMPANY’S SALES WILL ALLOW THE COMPANY TO CONTINUE TO PAY ALL OF ITS OPERATING EXPENSES. THERE IS A SIGNIFICANT RISK THAT, UNLESS ADDITIONAL CAPITAL IS OBTAINED, THE COMPANY’S OPERATIONS, GROWTH PROSPECTS AND INITIATIVES INCLUDING NEW PRODUCTS, AND ACQUISITION OPPORTUNITIES COULD BE MATERIALLY ADVERSELY IMPACTED.

NO ASSURANCES OR GUARANTEES WHATSOEVER CAN BE GIVEN THAT THE COMPANY’S BUSINESS WILL EVER RETURN TO “NORMAL”. THE COMPANY IS NOT CURRENTLY IN A POSITION TO FULLY ASSESS THE IMPACTS OF THE COVID-19 SITUATION AND ITS RAMIFICATIONS ON THE COMPANY’S FUTURE SALES AND PROFITABILITY.

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

Expectations to Continue as a Going Concern:

Notwithstanding the material damage to our business described above, the management of Lifted currently expects Lifted to continue as a going concern during the 12 months following the date of this report, for the following reasons:

•Lifted’s sales over the past quarter plus the Federal Financial Assistance has significantly increased Lifted's liquidity. As of November 11, 2020, Lifted had cash on hand of approximately $427,544 including the Federal Financial Assistance. In addition, we observe that as of November 11, 2020, Lifted's parent company AQSP had cash on hand of approximately $103,930. This total consolidated cash on hand of $531,474 is significant. To date, Lifted has also invested cash of $200,000 into a company called SmplyLifted LLC, which SmplyLifted LLC has used to purchase inventory. Lifted expects to invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory. Lifted has a 50% membership interest in SmplyLifted LLC.

•As of today, Lifted’s current assets significantly outweigh Lifted's current liabilities. However, we do owe a total of $350,000 in management bonuses to Gerard M. Jacobs and William C. “Jake” Jacobs, and we do not have the money to pay these bonuses, which are payable upon demand. Gerard M. Jacobs and William C. “Jake” Jacobs are entitled to these bonuses and could demand payment of them.

•When Lifted's core business of manufacturing, packaging, selling and distributing cannabinoid-infused products was materially damaged by the COVID-19 pandemic and its ramifications, Lifted diverted a significant portion of its available human and financial capital toward a new line of business selling, re-selling, brokering and distributing hand sanitizer. To date, this hand sanitizer business has been significant for Lifted. However, the national supply of hand sanitizer has increased, and this business may not be significant for Lifted going forward.

•As the COVID-19 pandemic and its ramifications have recently moderated, the demand by distributors for Lifted’s Urb Finest Flowers (“Urb”) brand of hemp and hemp-derived products has gradually increased. However, other companies may attempt to copy the Urb brand's innovative and colorful packaging and products and thus create more competition against Lifted's Urb products, over time.

•Lifted’s operations may need to be relocated, either due to local zoning uncertainties or other municipal objections to Lifted’s business, or due to Lifted’s need for space that is air conditioned and sufficiently large to accommodate expansion. Lifted is currently exploring alternative locations in the event that relocation is necessary or desirable. There can be no guarantee or assurance whatsoever that the Company will be able to find an alternative location at an acceptable price that will allow it to conduct its business.

•Lifted has commenced selling hemp-derived delta-8-THC cartridges, gummies and caviar cones. However, hemp-derived delta-8-THC products may be illegal in certain states, and additional federal, state and/or local prohibitions or restrictions may be imposed on hemp-derived delta-8-THC products.

•Lifted is involved in the distribution of disposable e-cigarettes containing nicotine. Tobacco-based nicotine products and non-tobacco based nicotine products are subject to extensive regulations and in some cases are subject to federal, state and/or local prohibitions or restrictions.

•Lifted has commenced selling nano CBD water enhancer packets.

•Lifted is taking proactive steps to attempt to gain brand awareness and drive more direct-to-consumer sales online. Lifted has used public relations firms to assist with Lifted’s public relations efforts. Lifted has also hired a firm specializing in SEO to assist with Lifted’s organic search engine rankings. However, Lifted has also experienced outages of its website, which may be due hacking and/or sabotage, which has hurt Lifted’s online sales and presumably has also negatively impacted Lifted’s perception with certain consumers.

•Some of the products that Lifted sells or re-sells are manufactured by third parties who, in certain instances, have experienced significant challenges in manufacturing high quality products. This has negatively impacted Lifted’s perception with certain distributors, retailers and consumers.

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

ITEM 1. STATEMENTS

Prior to the acquisition of Lifted on February 24, 2020, Acquired Sales Corp. had no sources of revenue, and Acquired Sales Corp. had a history of recurring losses, which has resulted in an accumulated deficit of $17,636,907 as of September 30, 2020. Acquired Sales Corp. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year, and the Company is obligated to pay an aggregate of $350,000 in management bonuses that it does not currently have sufficient to pay. These matters raise substantial doubt about our ability to continue as a going concern.

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

Overview

Please refer to “NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.” for information.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of September 30, 2020 and December 31, 2019, as well as cash flows for the nine months ended September 30, 2020 and 2019.

	September 30, 2020	December 31, 2019
Current Assets	$ 1,558,496	$ 4,594,512
Current Liabilities	815,325	189,243
Working Capital	743,171	4,405,269

	For the Nine Months Ended
	September 30,
	2020	2019
Net Cash Used in Operating Activities	$(1,121,308)	$(487,875)
Net Cash Used in Investing Activities	$(3,044,564)	$(2,196,200)
Net Cash Provided by/(Used in) Financing Activities	$(62,327)	$7,042,631

Comparison of September 30, 2020 to September 30, 2019

At September 30, 2020, we had consolidated cash and cash equivalents of $156,730. In comparison, at September 30, 2019, we had cash and cash equivalents of $4,358,556.

Consolidated current assets of $1,558,496 at September 30, 2020 consisted of prepaid expenses of $16,633, interest receivable of $1,475, note receivable from CBD Lion of $76,591, and net accounts receivable of $652,558. We believe that the consolidated current assets are adequate to fund current operations and to fulfill corporate obligations. In comparison, at September 30, 2019, total current assets were $4,359,389, which consisted of cash of $4,358,556 and prepaid expenses of $833.

Other assets at September 30, 2020 primarily include goodwill of $22,292,767, our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200, fixed assets (less accumulated depreciation) of $107,198, and intangible assets (less accumulated amortization) of $3,471. At September 30, 2019, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which totaled $1,896,200.

Consolidated current liabilities as of September 30, 2020 totaled $815,325. At September 30, 2020, primarily driving the current liabilities was $350,000 in accrued management bonuses payable to Gerard M. Jacobs and William C. “Jake” Jacobs, dividends payable of $95,541 to the Series A Convertible Preferred Stock holders, dividends payable of $3,501 payable to the Series B Convertible Preferred Stock holders, interest of $45,206 payable to Nicholas S. Warrender, and deferred revenue of $82,979. In comparison, current liabilities at September 30, 2019 of $104,214 consisted of dividends payable of $94,997 to our Series A Preferred Stock shareholders, dividends payable of $2,232 to our Series B Preferred Stock shareholders, and trade accounts payable of $6,985.

Comparison of the three and nine months ended September 30, 2020 to September 30, 2019

During the three and nine months ended September 30, 2020, Lifted recognized net sales of $1,509,437 and $3,147,802, respectively. During the nine months ended September 30, 2020, AQSP recognized a total of $1,393,648 in stock compensation expense. Of the total, $733,499 came from the issuance of warrants to Gerard M. Jacobs. The Company also recognized $660,149 in stock compensation expense related to the issuance of warrants to William C. “Jake” Jacobs. These warrants were issued to Gerard M. Jacobs and William C. “Jake” Jacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to Gerard M. Jacobs and William C. “Jake” Jacobs upon the execution of employment agreements, which were signed on February 24, 2020. Also during the three months ended March 31, 2020, AQSP recognized a total of $350,000 in management bonus expense. Pursuant to Gerard M. Jacobs’ and William C. “Jake” Jacobs’ employment agreements, Gerard M. Jacobs and William C. “Jake” Jacobs were to be paid $250,000 and $100,000, respectively, upon the closing of AQSP’s acquisition of Lifted. These management bonuses are accrued for on the balance sheet as of March 31, 2020, and still today, AQSP has not yet paid these bonuses. These bonuses are payable upon demand. Also, Lifted applied for and received a $10,000 loan advance under the EIDL (“EIDL Advance”) on April 20, 2020. Lifted recognized a $10,000 gain on the forgiveness of this EIDL Advance on April 21, 2020. During the three months ended June 30, 2020, Lifted was refunded $34,429 of merchant account fees, and the Illinois Department of Revenue refunded Lifted $43,817 of sales tax.

During the three months ended September 30, 2020, approximately 9%, 55% and 36% of sales were generated from the sale of e-liquid and disposable e-cigarettes, hemp and hemp-derived products, and hand sanitizer, respectively. During the period February 24, 2020 (date of the Merger) through September 30, 2020, approximately 30%, 31% and 39% of sales were generated from the sale of e-liquid and disposable e-cigarettes, hemp and hemp-derived products, and hand sanitizer, respectively. Sanitizer sales were COVID-specific and future revenues from this product line may be minimal. During the three months ended September 30, 2020, $6,900 worth of melted CBD-infused hard candies was expensed, and $9,383 worth of other finished goods were expensed (primarily e-liquids), and $45,546 worth of raw goods (primarily related to e-liquid manufacturing) was expensed. The CBD-infused hard candies were expensed because they had melted together and were no longer sellable as individual units. The e-liquid-related raw goods and finished goods were expensed because Lifted discontinued the sale of certain e-liquid products in early September 2020.

During the three and nine months ended September 30, 2020, we incurred selling, general and administrative expenses of $47,315 and $104,600, respectively. Selling, general and administrative expenses primarily consisted of rent, utilities, lab testing expenses, heath/dental/vision expenses, travel, meals and entertainment, SEC filing fees, marketing (press releases), OTC Markets-related expenses, office supplies, postage, state filing fees, and phone and internet and hotspot expenses. In comparison, during the three and nine months ended September 30, 2019, we incurred selling, general and administrative expenses of $12,825 and $45,153, respectively. Selling, general and administrative expenses primarily consisted of travel, meals & entertainment, marketing (press releases), office supplies, postage, state filing fees, and phone and internet and hotspot expenses.

During the nine months ended September 30, 2020, net cash of $1,121,308 was used in operations, primarily for payroll and the purchase of inventory. During the same period, $3,044,564 net cash was used in investing activities, the majority of which was cash paid as part of the Lifted acquisition, and remainder used to purchase fixed assets. During the nine months ended September 30, 2020, $62,327 net cash was used in financing activities, which consisted of $149,623 of proceeds from the PPP Loan offset by $198,450 in payments of dividends to holders of the Series A Convertible Preferred Stock and $13,500 in payments of dividends to holders of the Series B Convertible Preferred Stock.

In comparison, during the nine months ended September 30, 2019, during the nine months ended September 30, 2019, we used net cash in operating activities of $487,875. Cash was used primarily to repay amounts owed to related parties, and to pay made trade accounts payable. During the nine months ended September 30, 2019, we used net cash in investing activities of $2,196,200. $1,896,200 of this cash was used to purchase minority stakes of Ablis, Bendistillery and Bend Spirits. We also loaned $300,000 to CBD Lion. Net cash provided by financing activities was $7,042,361 for the nine months ended September 30, 2019; this cash was primarily provided by the issuance of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, and was primarily offset by the repayment of borrowings under notes payable to related parties.

During the nine months ended September 30, 2020, cash decreased by $4,228,199, and we had $156,730 in unrestricted cash at September 30, 2020. In comparison, during the nine months ended September 30, 2019, cash increased by $4,358,556, and we had $4,358,556 in unrestricted cash at September 30, 2019.

The Company currently has one revenue-generating subsidiary, Lifted Made. If and to the extent that the revenue generated by Lifted Made is not adequate to pay the Company’s operating expenses, the dividends accruing on its preferred stock, and the interest payable to Nicholas S. Warrender, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing additional profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2019, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at September 30, 2020. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Lifted currently is involved in two pending lawsuits, one as the plaintiff and one as the defendant:

(1)Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC) In January 2020, Lifted filed a lawsuit against Merkabah Labs, LLC, Merkabah Technologies, LLC, Ryan Puddy and former Lifted representative Ralph L. Taylor III in connection with alleged breach of contract and intentional misappropriation, inducement, and illegal transfer and use of Lifted's confidential business, proprietary, and trade secret information by Merkabah Labs, LLC and Ralph L. Taylor III. Any unfavorable result in the lawsuit could have a material adverse effect on Lifted and the Company, and upon the price of the Company's common stock. In addition, Lifted is incurring, and is expected to continue to incur, substantial time, effort and legal fees associated with this lawsuit.

(2)Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

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

On October 16, 2020, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit:

(1)Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case

No. A-20-817416-C) On July 1, 2020, Lifted filed a lawsuit against Luxvoni LLC d/b/a Luxvoni Marketing Solutions (“Luxvoni”) in regard to Luxvoni’s money back guarantee of a $25,000 upfront fee paid by Lifted to Luxvoni for digital marketing services which were never provided to Lifted.

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

4.4Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Acquired Sales Corp.

99.1Press Release Dated March 4, 2019

Form 10-KMarch 12, 2019

10.35.2	James S. Jacobs Right to Purchase Warrant Agreement
10.37	Security Agreement
10.38	Demand Promissory Note Payable to Joshua A. Bloom - dated July 16, 2018
10.39	Common Stock Purchase Warrants – Joshua A. Bloom – dated July 16, 2018
10.4	Demand Promissory Note Payable to Gerard M. Jacobs - dated July 18, 2018
10.41	Common Stock Purchase Warrants – Gerard M. Jacobs – dated July 18, 2018
10.42	Common Stock Purchase Warrants – Gerard M. Jacobs – dated November 8, 2018
10.43	Common Stock Purchase Warrants – Joshua A. Bloom – dated November 12, 2018
10.44	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 7, 2019
10.45	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 21, 2019
10.46	Common Stock Purchase Warrants – Gerard M. Jacobs – dated February 6, 2019

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

Form S-1/AJuly 6, 2020

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

Form 8-KSeptember 9, 2020

5.02Departure of Thomas W. Hines as a Director and Election of Robert T. Warrender, II as a Director

Form 8-KOctober 13, 2020

5.02Departure of Michael D. McCaffrey as a Director

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

Dated: November 13, 2020
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer