Form 10-K
period 2020-12-31
ACQUIRED SALES CORP
filed 2021-03-31
CIK 1391135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

File Number: 000-51230

ACQUIRED SALES CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0479286
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

4227 Habana Ave., Jacksonville, Florida	32217
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]  No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,524,936. The voting stock held by non-affiliates on that date consisted of 1,170,634 shares of common stock.

As of March 30, 2021, there were 9,763,236 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

IMPACTS OF COVID-19

LIKE MANY BUSINESSES IN THE UNITED STATES TODAY, ACQUIRED SALES CORP. (SOMETIMES “AQSP” OR “ACQUIRED SALES”) AND ITS WHOLLY OWNED SUBSIDIARY LIFTED LIQUIDS, INC. D/B/A LIFTED MADE (SOMETIMES “LIFTED” OR “LIFTED MADE”) ARE FACING AN UNPRECEDENTED AND HIGHLY RISKY BUSINESS ENVIRONMENT AND UNCERTAIN FUTURE CAUSED BY THE CORONAVIRUS KNOWN AS COVID-19.

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

THE IMPACTS OF COVID-19 SIGNIFICANTLY DISRUPTED ACQUIRED SALES CORP. AND LIFTED MADE DURING 2020. AMONG OTHER THINGS, VARIOUS FEDERAL, STATE AND LOCAL EXECUTIVE ORDERS SIGNIFICANTLY DISRUPTED DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY DURING 2020. WHILE LIFTED MADE’S DISTRIBUTION CHANNELS PERFORMED BETTER DURING THE THIRD AND FOURTH QUARTERS OF 2020, COMPARED TO DURING THE SECOND QUARTER OF 2020, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW LIFTED MADE’S DISTRIBUTION CHANNELS WILL PERFORM DURING 2021. MANY DISTRIBUTORS, RETAILERS AND CONSUMERS IN THE CANNABINOID AND VAPE INDUSTRIES APPEAR TO BE FINANCIALLY DISTRESSED, AND THE TERMS AND CONDITIONS ASSOCIATED WITH CERTAIN DISTRIBUTORS’ AND RETAILERS’ PURCHASES AND PAYMENTS FOR LIFTED MADE’S PRODUCTS ARE BEING MATERIALLY ADVERSELY IMPACTED.

WHILE DISTRIBUTION OF CERTAIN VACCINES IN REGARD TO COVID-19 HAS BEGUN, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO WHAT IMPACT THESE VACCINES WILL HAVE. IN PARTICULAR, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW THE ANTICIPATED “SECOND WAVE” OF COVID-19, AND HOW EMERGING/MUTATED STRAINS OF THE COVID-19 VIRUS, WILL PLAY OUT AND IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

DURING THE SECOND AND THIRD QUARTERS OF 2020, THE SOLVENCY AND CASH FLOW OF OUR LIFTED

MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE RE-SALE OF HAND SANITIZER TO A SMALL NUMBER OF CUSTOMERS, AND UPON THE RECEIPT BY LIFTED MADE OF $149,622.50 BORROWED FROM THE U.S. SMALL BUSINESS ADMINISTRIATION (“SBA”) UNDER THE SBA’S PAYROLL PROTECTION PROGRAM (THE “PPP LOAN”) AND UPON THE RECEIPT BY LIFTED MADE OF $10,000 GRANTED TO IT BY THE SBA UNDER THE SBA’S ECONOMIC INJURY DISASTER LOAN PROGRAM. SUCH RE-SALES OF HAND SANITIZER ARE UNLIKELY TO CONTINUE IN THE FUTURE, AND THE PPP LOAN MAY BE REQUIRED TO BE REPAID. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

DURING THE THIRD AND FOURTH QUARTERS OF 2020, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE SALE OF HEMP-DERIVED DELTA-8-THC PRODUCTS. U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS AND AGENCIES MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM SELLING DELTA-8-THC PRODUCTS. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

NOTWITHSTANDING THE FOREGOING DESCRIBED RISKS, AS DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY HAVE PERFORMED BETTER, AND AS LIFTED MADE’S SALES OF DELTA-8-THC PRODUCTS HAVE ACCELERATED, DURING THE THIRD AND FOURTH QUARTERS OF 2020, COMPARED TO DURING THE SECOND QUARTER OF 2020, THE CONSOLIDATED CASH ON HAND OF ACQUIRED SALES CORP. AND LIFTED MADE HAS IMPROVED SIGNIFICANTLY AND AS OF MARCH 27, 2021, WAS A TOTAL OF $761,707. TO DATE, LIFTED MADE HAS ALSO INVESTED CASH OF $587,500 INTO A COMPANY CALLED SMPLYLIFTED LLC, WHICH SMPLYLIFTED LLC HAS PRIMARLY USED TO PURCHASE INVENTORY CONSISTING OF TOBACCO-FREE NICOTINE POUCHES. LIFTED MADE EXPECTS TO INVEST ADDITIONAL CASH INTO SMPLYLIFTED LLC, ALSO TO BE USED TO PRIMARILY PURCHASE INVENTORY OF TOBACCO-FREE NICOTINE POUCHES. LIFTED MADE HAS A 50% MEMBERSHIP INTEREST IN SMPLYLIFTED LLC.

Material Damage to Lifted's Business Resulting From the Ongoing COVID-19 Pandemic:

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

Expectations to Continue as a Going Concern:

Notwithstanding the material damage to our business described above, the management of Lifted currently expects Lifted to continue as a going concern during the 12 months following the date of this report, for the following reasons:

•Lifted’s sales over the past two quarters plus the Federal Financial Assistance has significantly increased Lifted's liquidity. As of March 27, 2021, the consolidated cash on hand of Acquired Sales Corp., Younite Corp. and Lifted Made was a total of $761,707, including the Federal Financial Assistance. This total consolidated cash on hand of $761,707 is significant. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has used to purchase inventory of tobacco-free nicotine pouches. Lifted expects to invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has a 50% membership interest in SmplyLifted LLC.

•As of today, Lifted’s current assets significantly outweigh Lifted's current liabilities. However, we do owe a total of $350,000 in management bonuses to Gerard M. Jacobs, Acquired Sales Corp.’s CEO, and to William C. “Jake” Jacobs, Acquired Sales Corp.’s President and CFO, and we currently do not have the money to pay these bonuses, which are payable upon demand. At any time on or after January 1, 2021, Gerard M. Jacobs and William C. “Jake” Jacobs also have the right to demand payment of a total of an additional $350,000 in management bonuses (for a total of $700,000 in management bonuses), plus accrued interest at 2% annually commencing January 1, 2021, and we currently do not have the money to pay these bonuses either, which are payable upon demand. Gerard M. Jacobs and William C. “Jake” Jacobs are entitled to these bonuses and could demand payment of them.

•When Lifted's core business of manufacturing, packaging, selling and distributing cannabinoid-infused products was materially damaged by the COVID-19 pandemic and its ramifications, Lifted diverted a significant portion of its available human and financial capital toward a new line of business selling, re-selling, brokering and distributing hand sanitizer. This hand sanitizer business was significant for Lifted during the second and third quarters of 2020. However, the national supply of hand sanitizer has increased, and this business is not expected to be significant for Lifted going forward.

•During the third and fourth quarters of 2020, the demand by distributors for Lifted’s Urb Finest Flowers (“Urb”) brand of hemp and hemp-derived products has gradually increased. However, other companies may attempt to copy the Urb brand's innovative and colorful packaging and products and thus create more competition against Lifted's Urb products, over time.

•Lifted has commenced selling hemp-derived delta-8-THC cartridges, gummies, chocolate, dabs, caviar cones, saucy dmnds, CBG delta-8-THC flower, and a disposable delta-8-THC vape. During the third and fourth quarters of 2020, Lifted’s sales of hemp-derived delta-8-THC products has accelerated, and has become a very significant percentage of Lifted’s business. However, the competition against Lifted’s hemp-derived delta-8-THC products is increasing, and pricing is under pressure. In addition, hemp-derived delta-8-THC products may be illegal in certain states, and additional federal, state and/or local prohibitions or restrictions may be imposed on hemp-derived delta-8-THC products. In particular, a recent DEA statement has been interpreted by some as prohibiting the sale of certain hemp-derived delta-8-THC products. Any inability to sell hemp-derived delta-8-THC products would have a material adverse impact on Lifted’s business and on the trading price of Acquired Sales Corp.’s common stock.

•Lifted’s operations, currently located in Zion, Illinois, need to be relocated to a space that does not have any local zoning uncertainties or other municipal objections to Lifted’s business, and that is air conditioned and sufficiently large to accommodate expansion. Lifted has entered into a multi-year lease of a building located in Kenosha, Wisconsin, and intends to gradually move into this building during the first quarter of 2021. Any failure or inability to complete this move for any reason would have a material adverse impact on Lifted’s business and on the trading price of Acquired Sales Corp.’s common stock.

•Lifted is involved in the distribution of disposable e-cigarettes containing nicotine, and Lifted owns 50% of SmplyLifted LLC, which sells tobacco-free nicotine pouches. Tobacco-based nicotine products and non-tobacco based nicotine products are subject to extensive regulations and in some cases are subject to federal, state and/or local prohibitions or restrictions.

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

•causing Lifted’s parent company AQSP to complete private placements of AQSP's common stock and/or preferred stock

•borrowing from banks and/or private investors

•acquiring and/or developing profitable businesses that will create positive income from operations

•causing Lifted’s parent company AQSP to accrue rather than pay dividends on AQSP's outstanding preferred stock

•selling the 4.99% of the ownership of Ablis Holding Company, Bendistillery Inc. and Bend Spirits, Inc. that is owned by Acquired Sales Corp.

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

PLEASE ALSO CONSIDER "RISK FACTORS RELATING TO LIFTED AND FUTURE ACQUISITIONS, INCLUDING “Pandemics or disease outbreaks, such as the novel coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect Lifted’s and target companies’ operations and results of operations", BELOW.

Description of the Business of Acquired Sales Corp.

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQX Best Market under the trading symbol AQSP.

Our business is primarily engaged in the identification, structuring and seeking to execute on acquisitions of all or a portion of one or more operating businesses involving the manufacture, sale and distribution of hemp-derived cannabinoid-infused products such as beverages, shots, water, other liquids, water soluble nano drops or liquids, lotions, sprays, conditioners, creams, oils, pre-rolled hemp joints and hemp cigarettes, caviar cones, dabs, cartridges, gummies, saucy dmnds, CBG delta-8-THC flower, disposable delta-8-THC vapes, tinctures, powder, water packets, effervescent tablets, capsules, bath bombs, balms, body washes, gummies, food, chocolate, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). Our business also involves selling and distributing products containing nicotine. During 2020, our business also involved selling and distributing hand sanitizer, but it is unlikely that this hand sanitizer business will continue going forward.

Management of the Company is open-minded to the concept of also acquiring operating businesses and/or assets involving products containing marijuana, distilled spirits, beer, wine, and real estate.

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

We have also terminated a planned acquisition of a Canna-Infused Products Company called CBD Lion LLC.

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

Officers and Employees

The executives of Lifted have backgrounds in the vaping industry, graphic design, marketing, and supply chain management, skills that have helped Lifted distinguish itself from the competition. Prior to COVID-19, the Lifted team occasionally attended trade shows throughout the USA to promote Lifted’s products and brand, and in support of Lifted’s private label clients. Lifted sometimes evaluates new products by introducing them to potential customers at certain vape shops in Wisconsin and Illinois which are partly owned by Nicholas S. Warrender. The Company holds an option to purchase Mr. Warrender's interests in such vape shops for a nominal price.

Lifted currently has approximately 46 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. Most of Lifted’s employees are based in Kenosha, WI, and Zion, IL, and the rest are located in Florida, Louisiana and California. Lifted’s independent contractors are located in California, Florida, Utah, Colorado and Rhode Island.

Description of Property

Acquired Sales Corp.’s CEO Gerard M. Jacobs and its President and CFO William C. Jacobs live in Florida, and Acquired Sales Corp.’s COO lives in Wisconsin. The Company currently does not have a dedicated corporate office for Acquired Sales Corp. other than in the home office spaces provided by the Company’s CEO and President in Florida. The future location of Acquired Sales Corp.’s corporate office will depend upon a number of factors including where our CEO is living at the time.

Lifted does not own any physical properties. Lifted’s corporate office, manufacturing facility and warehouse is located in Zion, Illinois, where Lifted has rented 3,300 square feet of space under a lease that terminates on June 1, 2021. Lifted is currently temporarily using additional space located adjacent to its rented space and is making payments in lieu of rent therefor.

As reported in Acquired Sales Corp.’s Current Report on Form 8-K filed with the SEC on December 22, 2020, on December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Landlord”) for office, laboratory and warehouse space in a building located at 5511 95th Avenue, in the City of Kenosha, State of Wisconsin (the “Premises”).

The purpose of the Lease is to supplement and eventually replace Lifted’s current 3,300 square foot leased manufacturing facility and warehouse located in Zion, Illinois, as well as the space that Lifted has been temporarily using located adjacent to that rented space. Lifted’s current rented space in Zion, Illinois, is not adequate in light of various issues including zoning uncertainties, lack of air conditioning, and small size.

Under the terms of the “triple-net” Lease, starting on January 1, 2021, Lifted leased approximately 11,238 square feet at the Premises at $6.13 per square foot per year in base rent ($68,888.94 in 2021), which is subject to a 2% increase in base rent each year, plus certain operating expenses and taxes. The Lease will continue until midnight on the fifth anniversary date of the commencement date of the Lease. Lifted shall have the right to extend the original five year term of the Lease for one extension period of two years, commencing upon the expiration of the original term.  Lifted and Landlord are required to execute an “Amendment of Extension” prior to six months before the expiration of the original term.

Under the terms of the lease, the tenant, Lifted, has the option to purchase the property at any time prior to December 31, 2025, and in any event, Lifted is obligated to purchase the property on or before that date. Pursuant to the Lease, in all cases Lifted’s purchase price for the Premises shall be in an amount equal to the greater of: (1) the fair market value of the Premises at the time Lifted purchases the Premises; or (2) any remaining principal balance of any purchase-money mortgage for the Premises existing at the time of the closing of Lifted’s purchase, plus the corresponding amount identified in the Additional Purchase Price Schedule attached as Exhibit B to the Lease, which is an additional amount ranging between $300,000 and $375,000 based on the number of years that have passed between the commencement of the Lease and the purchase of the Premises by Lifted.

Landlord is an entity owned by Nicholas S. Warrender, the Company’s Vice Chairman and COO, the CEO of Lifted, and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, Mr. Warrender is able to benefit through his entity 95th Holdings, LLC by receiving rent and by eventually selling the Premises to Lifted.

The foregoing description is qualified in its entirety by reference to the Lease Agreement and exhibits which were filed as Exhibit 10.58 to the Current Report on Form 8-K filed with the SEC on December 22, 2020, and which are incorporated herein by reference.

Lifted owns 50% of SmplyLifted LLC (“SmplyLifted”). The other 50% of SmplyLifted is owned by SMPLSTC LLC and its principals, who are located in Costa Mesa, California. SmplyLifted conducts its business at Lifted’s and SMPLSTC LLC’s offices, currently without any rent or other charges being payable by SmplyLifted.

Sources of Supply

Lifted sources certain raw goods and products from independent suppliers. Lifted’s hemp and hemp-derived raw materials are third-party lab tested. Lifted also sources gel and liquid sanitizer from various third parties.

Lifted acquires its disposable vape pens and cartridges from third party manufacturers and, in its clean room, adds Lifted’s proprietary vape solutions into the disposable vape pens and vape cartridges.

Lifted also acquires a variety of vape pens and cartridges, bottles, containers, boxes, labels, packaging and other items from third party manufacturers.

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

SmplyLifted sources its inventory, packaging and marketing materials from independent suppliers.

Products

Lifted’s focus is manufacturing, sales and distribution of effective, quality products formulated in a clean room. In the past, Lifted has re-bottled and re-sold gel and liquid hand sanitizer. Such re-sales of hand sanitizer are unlikely to continue in the future. Lifted sources hemp-derived cannabinoids and other ingredients and products from many different suppliers. The ingredients are then incorporated into proprietary formulations in house.

Lifted produces its own lines of hemp-derived cannabinoid-infused products, as well as numerous hemp-derived cannabinoid-infused products for private label clients. Lifted’s current list of products include: hemp flower; CBG delta-8-THC flower, hemp-derived delta-8-THC infused vape cartridges, a disposable delta-8-THC vape, saucy dmnds, gummies, chocolate, dabs and caviar cones; hemp-derived nano CBD water enhancer packets; hemp-derived cannabinoid-infused lotions, sexual lubricant, tinctures, bath bombs, oral sprays, bug spray, muscle gel, moon rocks, gummies, caviar cones, vape pens, vape cartridges, dog food and other edibles, and non-prescription cannabinoid formulations; and hemp cigarettes and joints.

A third party manufacture makes cannabinoid-infused lotion for Lifted in accordance with Lifted's specifications. Lifted also produces its cannabinoid-infused gummy products and bath bombs through third party manufacturers.

Lifted also distributes disposable e-cigarettes containing nicotine.

Lifted owns 50% of SmplyLifted LLC, which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com).

Product Risks

Some of Lifted's and SmplyLifted’s products currently contain nicotine, delta-8-THC, CBD and other cannabinoids. There is a risk that Lifted could be targeted by regulators or consumers with claims that its products are unsafe.

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

SmplyLifted markets itself by networking throughout the industry through word of mouth and its website.

Distribution

Lifted’s and SmplyLifted’s distribution is done internally and through third party distributors who distribute throughout the U.S. Lifted, SmplyLifted and these distributors distribute Lifted’s and SmplyLifted’s products to vape and smoke shops, convenience stores, grocery stores, gyms, natural food stores, wellness stores, and other locations. Lifted and SmplyLifted believe but cannot guarantee that in the event that it lost its relationship with one or more of its current distributors, that other replacement distributors could be found without significant disruption to Lifted’s and SmplyLifted’s business. However, the COVID-19 pandemic has seriously disrupted Lifted’s distribution channels, although such disruption has begun to decrease. Lifted has entered into a distribution agreement with Girish GPO for the distribution of CBD and delta-8-THC products to potentially thousands of independent pharmacies nationwide.

Online Sales of Lifted Made Products

Lifted sells its own brands of products and its private label clients’ products online primarily through www.LiftedMade.com.

Commissions on Sales

Lifted has agreed to pay 7% commissions on certain sales to certain individuals, some of whom are affiliated with the Company and some of whom are relatives of affiliates of the company.

Creation of SmplyLifted LLC

As described in the press release issued on October 19, 2020, Acquired Sales Corp. and Lifted Made and privately-held SMPLSTC, Costa Mesa, CA (www.SMPLSTCBD.com) have partnered to create an equally-owned new entity called SmplyLifted LLC, which has begun selling non-tobacco nicotine pouches in four flavors and four and six mg. nicotine strengths under the brand name FR3SH (www.GETFR3SH.com). The nicotine pouches are sold in plastic canisters containing 20 pouches. The canisters are competitively priced, and are expected to be sold globally by retailers and direct to consumers online. Lifted Made, SMPLSTC, and three individuals have a 50%, 20%, 10%, 10%, and 10% membership interest in SmplyLifted LLC, respectively.

Online Sales of SmplyLifted LLC Products

Currently, SmplyLifted LLC sells its brand of nicotine pouches, FR3SH, to wholesalers and distributors. Soon, SmplyLifted LLC plans to sell its nicotine pouches direct-to-consumer online through www.GETFR3SH.com.

Description of Legal Proceedings

Lifted currently is involved in one pending lawsuit, as the defendant:

(1)Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

During 2020, Lifted entered into settlement agreements that were mutually acceptable to the parties which have resolved the following four lawsuits:

(1)Mile High Labs, Inc., Plaintiff, v. Warrender Enterprise, Inc. d/b/a Lifted Liquids, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW); and

(2)Accelerated Analytical, Inc., et al. v. Lifted Liquids, Inc. d/b/a Lifted Made, et al., Case No. 3:20-cv-442-wmc (United States District Court for the Western District of Wisconsin)

(3)Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C).

(4)Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC).

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

•Upon the Closing of the Merger, the authorized number of directors of the Corporation was increased from seven to nine. The Corporation’s directors currently consist of eight persons following the election of a new board of directors and the subsequent resignation of Michael D. McCaffrey: Gerard M. Jacobs, JD (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, MD, James S. Jacobs, MD, Richard E. Morrissy, Kevin J. Rocio, and Robert T. Warrender II.

•Upon the Closing of the Merger, the officers of the Corporation are as follows, each to hold office until his successor is  duly elected or appointed and qualified or until his earlier death, resignation, or removal in accordance with applicable Law: Gerard M. Jacobs, JD - Chairman, CEO and Secretary;  William C. "Jake" Jacobs, CPA - President, CFO and Treasurer; and Nicholas S. Warrender - Vice Chairman and Chief Operating Officer.

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

The Company’s Comments: In terms of assets, prior to the closing, the Company’s cash on hand of over $4 million significantly exceeded Lifted’s assets. On the other hand, Lifted’s revenues and earnings significantly exceed the Company’s revenue and earnings. This analysis does not assist us in reaching any conclusion as to which entity should be considered the accounting acquirer in the Merger.

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

Purchase Price Allocation

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$ 3,750,000

Note consideration	$ 3,750,000

3,900,455 shares of unregistered common stock of the Company valued as of January 7, 2020 (date of entering into the Agreement and Plan of Merger)	$ 10,726,251

Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share	$ 4,980,150

Total merger consideration	$ 23,206,401

Assets acquired:
Cash and cash equivalents	$ 619,390
Accounts Receivable	$ 341,387
Inventory	$ 267,474
Loan to Shareholder	$ 9,000
Fixed Assets	$ 80,003
Intangible Assets	$ 4,444
Security Deposit	$ 1,600
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $20,010 in 2020 and $17,336 in 2019	$ 23,346
Goodwill	$ 22,292,767
Total assets acquired	$ 23,639,411

Liabilities assumed:
Accounts Payable and Accrued Expenses	$ 345,075
Operating Lease Liability	$ 15,569
Deferred Revenue	$ 64,696
Non-Current Operating Lease Liability	$ 7,670
Total Liabilities assumed	$ 433,010

Net Assets Acquired:	$ 23,206,401

Net Assets Acquired (Excluding Goodwill):	$ 913,634

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

OLCC Review of New Directors of the Company

To our knowledge, our directors Nicholas S. Warrender, Kevin J. Rocio and Robert T. Warrender II still need to be formally approved by the Oregon Liquor Control Commission ("OLCC"), in light of the Company's ownership of common stock of distilled spirits manufacturers Bendistillery and Bend Spirits, Bend, Oregon. The Company has submitted to the OLCC Personal History Forms for Nicholas S. Warrender, Kevin J. Rocio and Robert T. Warrender II, and to the Company’s knowledge, none of Nicholas S. Warrender, Kevin J. Rocio nor Robert T. Warrender II has any personal history that would disqualify him from serving as a director of the Company.

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

The Promissory Note shall have mandatory prepayments, subject to certain limitations, within five business days following the closing of any equity or debt capital raise by the Company or Lifted following the date of the Merger Agreement wherein Mr. Warrender is entitled to be paid at least 50% of the net proceeds of such capital raise toward a prepayment of the principal and accrued interest on the Promissory Note, excluding only the capital raise for the potential Wisconsin Acquisitions referred to in Section 5.23(a) of the Merger Agreement. See “Obligation to Pursue Two Opportunities” below. Lifted did not use any of the loan or grant money that Lifted has received from the SBA to make any payments on the Promissory Note payable jointly by the Company and Lifted to Nicholas S. Warrender.

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

Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement

The Company entered into a Compensation Agreement dated as of June 19, 2019, with our CEO Gerard M. Jacobs and our President and CFO William C. "Jake" Jacobs. The material terms of the Compensation Agreement, as amended on December 1, 2020, can be summarized as follows:

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

(2) The closing of the Lifted Merger triggered obligations of the Company to pay cash bonuses to the Company's CEO Gerard M. Jacobs and the to the Company's President and CFO William C. "Jake" Jacobs of $250,000 and $100,000, respectively, which bonuses have not yet been paid, and which are accruing 2% annual interest on and after January 1, 2021;

(3) Upon demand by Gerard M. Jacobs and William C. Jacobs on or after January 1, 2021, or the first date when we have raised a total of at least $15 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively, plus 2% annual interest accruing on and after January 1, 2021;

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

Obligation to Pursue Two Acquisitions in Wisconsin

The Merger Agreement imposes a legally binding obligation upon us to use good faith efforts to acquire two companies located in Wisconsin. These two companies are completely unrelated to, and are not affiliated in any way with, Nicholas S. Warrender. Since the Merger Agreement was entered into, we and Nicholas S. Warrender have mutually agreed to abandon all efforts to acquire the two companies located in Wisconsin, and no further time, efforts, or expense are being incurred in relation to these two companies located in Wisconsin.

Obligation to Pursue a Hemp Processing System Deal

The Merger Agreement imposes a legally binding obligation upon us to use good faith efforts to pursue an opportunity in the cannabinoid industry. Nicholas S. Warrender's father, Board member Robert T. Warrender II, has introduced us to a potential business opportunity to process CBD from hemp using a system that is currently undergoing proof of concept operational testing and that incorporates particular filtration and pump equipment and technology identified by Robert T. Warrender II. Robert T. Warrender II believes that this advanced hemp processing system has the potential to allow significantly higher throughput, and lower per unit costs of production. We have agreed to analyze the results of the proof of concept's construction, operating costs, and operating results. If such analysis is favorable and is approved by our Board in its discretion, then we will use good faith efforts to attempt to proceed forward, in a joint venture or other arrangement involving Robert T. Warrender II, with a project(s) consisting of one or more of such hemp processing systems, subject to various conditions including a capital raise associated therewith, and any equity compensation received by Robert T. Warrender II from the financing, construction, operation, leasing and/or sale of such project(s) shall be structured in the form of shares of common stock of Acquired Sales valued at the then-current trading price per share of common stock of Acquired Sales but in no event at higher than $5.00 per share of common stock of Acquired Sales.

Since the Company’s acquisition of Lifted Made in February 2020, there have been no material discussions among the Company, Lifted Made, and Robert T. Warrender II regarding the development or financing of any hemp processing system and to date no such project has proceeded forward. If the project proceeds, and there is no assurance that it will proceed, a company owned by Robert T. Warrender II could potentially supply certain pumps and other equipment for that project.

Post-Merger Business

Our cash on hand is expected to be sufficient to allow us to pay the post-closing salaries of Gerard M. Jacobs, our CEO, and of William C. "Jake" Jacobs, our President and CFO during 2021, the fees and expenses of our securities lawyer and auditors during 2021, and certain other operational expenses.

However, beyond those payments, our available capital is limited. We have not yet paid an aggregate of $350,000 of bonuses owed to Gerard M. Jacobs, our CEO, and to William C. "Jake" Jacobs, our President and CFO, because we currently do not have the funds to do so. These bonuses are payable upon demand. Gerard M. Jacobs and William C. “Jake” Jacobs are entitled to an additional aggregate of $350,000 of bonuses that are payable to them upon demand on or after January 1, 2021. And we do not have available capital to fund further acquisitions.

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

Liquidity and Capital Resources

Currently, the Company’s only wholly-owned subsidiary, Lifted Made, is generating enough free cash flow to allow the Company and Lifted Made to fund their operations at their current levels and to grow Lifted Made’s business in a conservative, capital-constrained fashion. However, no guarantee or assurance can be given that Lifted Made’s current level of free cash flow will continue in the future, especially in light of the continuing COVID-19 pandemic, and U.S. federal, state and local laws, regulations and executive orders that are associated with the pandemic or that otherwise impact hemp-derived products and nicotine products.

The Company and Lifted Made have aspirations to grow significantly faster than at their current levels, both organically and via acquisitions. But, to do so would require the Company to raise many millions of dollars of additional capital.

The $3,750,000 note payable jointly by the Company and Lifted Made to Nicholas S. Warrender (the “Note”) is secured by a perfected first lien security interest (the “Security Interest”) that encumbers all of the assets of the Company and Lifted Made.

The existence of the Note and the Security Interest make it extremely difficult for the Company and Lifted Made to raise capital via borrowing, since few if any potential lenders are interested in making loans to the Company and/or to Lifted Made that would be unsecured or that would be secured by a second lien that is subordinate to the Note and the Security Interest, except perhaps on terms that would be extremely expensive or otherwise unattractive to the Company.

And currently, management of the Company is reluctant to raise capital by selling equity securities of the Company (common stock and/or convertible preferred stock) at or below the current trading price of the Company’s common stock.

Even if the Company is able to raise additional capital via borrowing or the sale of equity securities of the Company: (1) the Company is contractually obligated to allocate and apply 50% of all such additional capital toward a partial or full repayment of the Note; and (2) the Company is currently obligated to pay a total of $350,000 in management bonuses to Gerard M. Jacobs and William C. Jacobs, and there will also be a total of an additional $350,000 in management bonuses payable to Gerard M. Jacobs and William C. Jacobs upon demand by them anytime on or after January 1, 2021. Additional capital raised by the Company that is used to pay down the Note or that is used to pay accrued management bonuses to Gerard M. Jacobs and William C. Jacobs is collectively referred to as the “Allocated Capital”.

If, notwithstanding these impediments, the Company and/or Lifted Made is able to raise debt or equity capital that is in addition to the Allocated Capital (the “Growth Capital”), then the Growth Capital would likely be used first to assist Lifted Made’s organic growth. Lifted Made could expend $1,000,000 or more of the Growth Capital to purchase additional raw materials and inventory, and to hire more sales people and production staff.

Any additional Growth Capital available would likely be used in connection with potential acquisitions. It is unclear how much additional Growth Capital would be needed to fund future acquisitions. While the Company would prefer to engage in 100% stock-for-stock acquisitions, potential acquisition candidates frequently prefer that a significant portion of the acquisition consideration be in cash. Also, the process of conducting a due diligence investigation and audit of potential acquisition candidates can be very expensive and requires cash. Also, some potential acquisitions may only make sense if the Company is in a position to inject cash into the potential acquisition candidates simultaneously with the closing of the acquisitions, in order to pay off accrued liabilities or to provide needed growth capital.

There is no assurance that the Company and Lifted Made will be able obtain the additional Growth Capital needed to accelerate our growth beyond current levels. Our ability to obtain Growth Capital will depend on the level of pandemic-related stress on Lifted Made’s distributors and customers, investor demand, our performance and reputation, the price of the Company’s common stock, and other factors beyond our control.

Our inability to raise additional Growth Capital could result in the delay or indefinite postponement of our growth objectives.

There can be no assurance or guarantee that any additional Growth Capital will be available on acceptable terms and conditions, if at all. The lack of availability of additional Growth Capital could have a material adverse effect on our Company and the trading price of our common stock.

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

Nicotine and Canna-Infused Products Companies are subject to regulation by federal government, state and local governments. The health and safety impacts of nicotine, delta-8-THC, CBD, CBG, CBN and other cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBD may or could have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage.

The regulation of nicotine, hemp, hemp oil, hemp-derived cannabinoids, and cannabinoid-infused products is evolving. Lifted may become subject to new rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon nicotine and Canna-Infused Products Companies imposed by U.S. federal agencies, such as the US Food and Drug Administration (the “FDA”), the US Drug Enforcement Administration (the “DEA”), and/or state and local governments.

The FDA sometimes appears to believe that cannabinoids are drugs, and that the sale of most cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain hemp-derived cannabinoid-infused products is illegal.

Other hemp-derived cannabinoids, such as delta-8-THC, have generated controversy among legal commentators, regarding their legality. In particular, the DEA has issued a statement that some have interpreted as making hemp-derived delta-8-THC illegal. Lifted sells significant quantities of products containing hemp-derived delta-8-THC, and any legislative and/or regulatory crackdown on delta-8-THC could have a material adverse effect upon our Company’s business and upon the trading price of our common stock.

Hemp and hemp-derived cannabinoid-infused products which exceed a delta-9-THC concentration of 0.3% are currently illegal. Any failure to keep the delta-9-THC concentration in hemp-derived or cannabinoid-infused products below 0.3% could subject us to action by regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon our Company's business and upon the trading price of our common stock.

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

The legislative and regulatory landscape surrounding nicotine-containing products has created risks for Lifted’s business. Laws and regulations have been adopted that can impose significant liabilities upon companies operating in the nicotine industry, especially in regard to sales to minors.

Competition

Lifted faces intense competition in the cannabinoid industry and in the nicotine products industry from both existing and emerging companies that offer similar products to Lifted. Some of Lifted's current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the cannabinoid industry nationally and locally, Lifted may not be able to create and maintain a competitive advantage in the marketplace. Lifted’s success will depend on its ability to keep pace with any changes in local and national markets, especially in light of legal and regulatory changes. Lifted’s success will depend on its ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

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

Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. The Note matures on April 14, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. As of December 31, 2020, Lifted had an accrual of $1,074 for the interest on the PPP Loan. The Note may be prepaid by Lifted at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. Acquired Sales Corp. believes that Lifted has used at least 75% of the PPP Loan amount for designated qualifying expenses and Lifted plans to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that Lifted will obtain forgiveness of the PPP Loan in whole or in part.

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

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock (“Series A Preferred Stock”)

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series B Convertible Preferred Stock (“Series B Preferred Stock”)

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted.

Acquisition Process

The structure of the Company’s participation in business opportunities and ventures will continue to be situational.

The Company is likely to structure future acquisitions as a purchase of 19.99% or less, or 100%, of a target company’s equity ownership interest, or as a so-called tax-free reorganization. However, in particular situations, the Company is willing to consider alternative deal structures including joint ventures. For example, during 2020, the Company’s Lifted Made subsidiary entered into a 50-50 joint venture called SmplyLifted LLC, with the other 50% of SmplyLifted LLC being owned by SMPLSTC LLC and its principals.

In deals that are structured as tax-free reorganizations, it is expected that the Company will issue a relatively large number of newly issued shares of the Company, and, as a result, substantial additional dilution to the percentage ownership of our current stockholders.

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

As of March 27, 2021, the consolidated cash on hand of Acquired Sales Corp., Younite Corp. and Lifted Made was a total of $761,707, including the Federal Financial Assistance. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted expects to invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has a 50% membership interest in SmplyLifted LLC.

In prior years, Acquired Sales Corp.’s payables have been greater than its cash on hand. Historically, Acquired Sales Corp. has had inconsistent income generating ability and is therefore has been reliant on raising money from loans or stock sales.

Employees

Gerard M. Jacobs, our Chairman, Chief Executive Officer and Secretary, manages the Company’s operations with the assistance of William C. "Jake" Jacobs, our President, Chief Financial Officer and Treasurer, and Nicholas S. Warrender, our Vice Chairman and Chief Operating Officer, under the Executive Employment Agreements described above.

We expect to continue to use consultants, attorneys, accountants, other professionals and independent contractors as necessary.

Election of New Board of Directors; Resignation of Michael D. McCaffrey as a director

As described in Acquired Sales Corp.’s Form 8-K filed with the SEC on September 9, 2020, on September 9, 2020, pursuant to Nevada corporate law, stockholders of Acquired Sales Corp. who own more than 2/3rds of the outstanding shares of common stock of Acquired Sales Corp. elected a new Board of Directors consisting of Gerard M. Jacobs, JD (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, MD, James S. Jacobs, MD, Michael D. McCaffrey, JD, Richard E. Morrissy, Kevin J. Rocio, and Robert T. Warrender II. Robert T. Warrender II replaced director Thomas W. Hines who was not re-elected to the Board. Mr. Hines was a member of the Company’s Nominating, Audit and Investment Committees and no longer serves in those roles.

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

October 27, 2020 Shortfall Loan to SmplyLifted LLC for Purchase Order Transaction

On October 27, 2020, Lifted paid a vendor $200,000 on behalf of SmplyLifted LLC as a down payment on a purchase order of inventory. Later that same day, SmplyLifted LLC reimbursed Lifted for such $200,000.

Stock Buy-back Transactions with a Non-Affiliate Stockholder

On November 24, 2020, Acquired Sales Corp. purchased 36,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $0.95 per share for a total of $34,200. These shares are held in treasury.

On January 8, 2021, Acquired Sales Corp. purchased an additional 36,000 shares of common stock of the Company from the same non-affiliate shareholder, also in a private transaction, for $0.95 per share for a total of $34,200. These shares are also held in treasury.

December 1, 2020 Amendment to Compensation Agreement dated as of June 19, 2019

Due to the COVID-19 pandemic and for other reasons, the Company was not in a position to pay Gerard M. Jacobs, CEO, and William C. “Jake” Jacobs, President and CFO, the $250,000 and $100,000 bonuses, that were to be paid to them, respectively, on December 1, 2020, pursuant to the Compensation Agreement dated as of June 19, 2019. In recognition of this reality, the Company, Gerard M. Jacobs and William C. “Jake” Jacobs agreed that in lieu of such payments, upon the earlier of the date when Gerard M. Jacobs or William C. “Jake” Jacobs delivers to the Company written demands for payments which may not be sooner than January 1, 2021, or the first date when the Company has raised a total of at least $15 million after January 1, 2019, the Company shall pay Gerard M. Jacobs and William C. “Jake” Jacobs cash bonuses in the amounts of $250,000 and $100,000, respectively (the “Delayed December 1, 2020 Cash Bonuses”); provided that (i) commencing on January 1, 2021, the cash bonuses of $250,000 and $100,000 that were due and payable by the Company to Gerard M. Jacobs and William C. “Jake” Jacobs upon the closing of the Company’s acquisition of Lifted, which have not yet been paid and are payable upon demand by Gerard M. Jacobs and William C. “Jake” Jacobs, shall accrue interest until paid in full at the rate of 2% per year, and (ii) commencing on January 1, 2021, the Delayed December 1, 2020 Cash Bonuses, which have not yet been paid and are payable upon demand by Gerard M. Jacobs and William C. “Jake” Jacobs on or after January 1, 2021, shall accrue interest until paid in full at the rate of 2% per year.

December 3, 2020 Shortfall Loan and December 4, 2020 SmplyLifted LLC Purchase Order Transaction

On December 3, 2020, both Lifted and SMPLSTC each made shortfall loans of $93,750 (a total of $187,500) to SmplyLifted LLC for the purchase of inventory. Because of online banking issues, on December 4, 2020, Lifted paid a vendor the $187,500 on behalf of SmplyLifted LLC as a down payment on a purchase order of inventory. On December 7, 2020, SmplyLifted LLC reimbursed Lifted for such $187,500.

Signing of Exclusive Independent Pharmacy Distribution Agreement with Girish GPO

On December 7, 2020, Acquired Sales Corp. announced that Lifted has signed an exclusive agreement with Girish GPO, Des Plaines, IL (www.GirishGPO.com), to distribute certain of Lifted’s CBD and delta-8-THC products to independent pharmacies throughout the United States. In the exclusive agreement, Girish GPO has committed to distribute Lifted’s products to at least 500 independent pharmacies within 90 days, and to use its best efforts to distribute Lifted’s products to 2,500 independent pharmacies nationwide within 180 days. The initial term of the distribution agreement is six months, with yearly extensions possible thereafter.

Lifted’s hemp-derived products available for distribution under this agreement include CBD and nano CBD tinctures, CBD salves, CBD muscle gel, delta-8-THC gummies, delta-8-THC tinctures, delta-8-THC cartridges, delta-8-THC dabs, and a 510 compatible battery specifically designed for vaping delta-8-THC cartridges.

Pursuant to the exclusive agreement with Girish GPO, on December 7, 2020 Lifted initiated a $30,000 ACH (the “Escrow”) to an account managed by Girish GPO’s attorney (the “Escrowee”). The Escrow shall be used by the Escrowee to repay Girish GPO if and to the extent that Girish GPO has paid commissions to its sales representatives on purchase orders for products that were accepted by Lifted but for which Lifted has failed to deliver the products. At the end of the first 180 days following the effective date of the agreement, the amount remaining in the Escrow shall be returned by the Escrowee to Lifted.

December 24, 2020 Shortfall loan to SmplyLifted LLC for Purchase Order Transaction

On December 24, 2020, Lifted paid a vendor $200,000 on behalf of SmplyLifted LLC for the purchase of inventory. This is accounted for as a shortfall loan to SmplyLifted. As of the date of this report, Lifted has not yet been reimbursed by SmplyLifted for this $200,000.

January 27, 2021 Shortfall loan to SmplyLifted LLC for Purchase Order Transaction

On January 27, 2021, Lifted paid a vendor $93,750 on behalf of SmplyLifted LLC for the purchase of inventory. This is accounted for as a shortfall loan to SmplyLifted. As of the date of this report, Lifted has not yet been reimbursed by SmplyLifted for this $93,750.

Reallocation of Contingent Deferred Stock and Terminated Warrants

On December 24, 2020, a total of 25,000 shares of forfeited contingent deferred stock and warrants to purchase a total of 25,000 shares exercisable at $5 per share were reallocated by Nicholas S. Warrender to another Lifted employee.

Planned Name Change to LFTD Inc.

On March 8, 2021, the Company announced that its board of directors and the holders of a majority of its outstanding shares have voted to change the name of the company to LFTD Inc., subject to changing the company’s articles of incorporation in Nevada, all necessary securities filings and governmental approvals. The planned name change is intended to better reflect the company’s ownership of rapidly growing Lifted Made, which has received national recognition for its outstanding Urb Finest Flowers brand of hemp-derived delta 8 THC, CBD, CBN and CBG products. In connection with the name change, the company plans to request a new trading symbol that more closely relates to the new company name.

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

We have incurred substantial losses in the past

We have a history of losses and we may incur additional losses in the future. For the years ended December 31, 2020, and December 2019, we had net losses of $1,534,589 and $1,236,105, respectively. As of December 31, 2020 and December 31, 2019, we had accumulated deficits of $17,141,175 and $15,392,552, respectively. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our balance sheet is weak and we lack liquidity

Our balance sheet is weak. Among other financial obligations, we owe Nicholas S. Warrender $3,750,000 under the Promissory Note, which is accruing interest at 2% per annum, and which was executed on February 24, 2020, as part of the Lifted Merger. Please note that this obligation did not exist as of December 31, 2019. We also owe Gerard M. Jacobs and William C. "Jake" Jacobs an aggregate of $350,000 in bonuses, which were also triggered on February 24, 2020 pursuant to the Compensation Agreement, as a result of the closing of the Lifted Merger; starting January 1, 2021, these bonuses are accruing interest at 2% per annum. We also will be obligated to pay upon demand to Gerard M. Jacobs and William C. “Jake” Jacobs an aggregate of $350,000 in Delayed December 1, 2020 Cash Bonuses; starting January 1, 2021, these bonuses are accruing interest at 2% per annum. Again, these bonus obligations did not exist as of December 31, 2019. We have also borrowed the $149,622.50 PPP Loan from the SBA. This obligation did not exist as of December 31, 2019. We are also accruing 3% annual dividends on our Series A and Series B Convertible Preferred Stock. There is no guarantee that we can obtain the funding needed to pay these financial obligations, to pay for our operations, and to pay for additional acquisitions on acceptable terms, if at all, and neither our directors, officers, or any third party is obligated to provide any financing. A failure to pay our financial obligations when they become due and payable could materially adversely affect our Company and the trading price of our common stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable. Failure to achieve profitability will materially adversely affect our Company and the trading price of our common stock.

Our future profitability may be significantly reduced by our annual management bonus pools

Our future profitability may be significantly reduced by our annual management bonus pools. Pursuant to the terms of the employment agreements that we have entered into with our senior executives, we have agreed to pay to our senior executives and their designees (who may include employees, contractors, consultants, and directors of our Company) an annual management bonus pool, which will be an aggregate annual amount that is equal to 33% of the amount, if any, by which our earnings before interest, taxes, depreciation and amortization (“EBITDA”) in a given calendar year exceeds our EBITDA during the prior calendar year, or 33% of the amount by which our EBITDA in a given calendar year exceeds a target amount that has been mutually agreed upon by the Chairman of our Compensation Committee of our Board of Directors and our senior executives. Depending upon the trajectory of our future growth, if any, in our EBITDA, such annual management bonus pools may turn out to be extremely large amounts of money. The obligation to pay such annual management bonus pools could materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by many significant economic, health, safety and financial issues

Businesses are materially adversely affected by periods of significant economic slowdown or recession, tariff wars, pandemics, fears of inflation or deflation, rising interest rates, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as they relate to our proposed acquisitions, the capital and credit markets have experienced volatility and disruption. National and global political, trade, financial and business conditions have experienced difficulties. Access to financing often is negatively impacted. Credit is often limited. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Prominent risks include issues involving interest rate fluctuations, the coronavirus, questions about the legality and health risks of nicotine, delta-8-THC, CBD and other cannabinoids, vaping, trade disputes with China and other countries, turmoil in the Middle East and around the world, oil prices, rising health care costs, social and political unrest, and many other issues. These factors could materially adversely affect our Company and the trading price of our common stock.

We need to raise substantial amounts of additional capital to pay our existing obligations

We need to raise substantial amounts of additional capital to pay the $3,750,000 Promissory Note owed to Nicholas S. Warrender, to pay the $149,622.50 PPP Loan owed to the SBA, to pay an aggregate of $350,000 in bonuses payable to our other officers triggered by the closing of our acquisition of Lifted, to pay the $350,000 of Delayed December 1, 2020 Cash Bonuses to our other officers, to pay an aggregate of up to $350,000 in bonuses that will be earned by our officers on December 1, 2021, or earlier if the Company raises an aggregate of $25,000,000 of capital, to pay for future acquisitions, to pay 3% dividends on our preferred stock, and to cover overhead costs. No assurance or guaranty whatsoever can be given that we will be able to raise this additional capital on acceptable terms, if at all. Failure to raise substantial amounts of additional capital could materially adversely affect our Company and the trading price of our common stock.

Growth capital may be unavailable or only available on dilutive, expensive, or otherwise unattractive or risky terms

The continued expansion of our business will require growth capital. For example, from time to time, we may enter into transactions to acquire assets or the capital stock or other equity interests of other entities, and it is likely that closing such transactions will require a significant amount of cash.

There can be no assurance that Lifted or any other acquisition that we may make will be profitable or will generate the growth capital we need in the future.

There can be no assurance that we will obtain growth capital from third party equity investors. Our ability to obtain growth capital from third party equity investors will depend on investor demand, our performance and reputation, market conditions and other factors. Our inability to obtain growth capital from third party equity investors could result in the delay or indefinite postponement of our current business objectives or in our inability to continue to carry on our business. Even if growth capital is available from third party equity investors, it may only be available on highly dilutive or otherwise unattractive terms and conditions.

There can be no assurance that we will obtain growth capital from debt providers. Even if debt financing is available, it may only be available on very expensive or otherwise unattractive terms and conditions. For example, any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Debt financings may also contain provisions that, if breached, may entitle lenders or their agents to accelerate the repayment of loans or realize upon security over our assets, and there is no assurance that we would be able to repay such loans in such an event or prevent the enforcement of security granted pursuant to any such debt financing.

In summary, we cannot assure you that we will be able to raise needed equity or debt capital on commercially acceptable terms, or at all. Delay, disruption, or failure to obtain sufficient financing may result in the delay or failure of our business plans. Our inability to raise sufficient capital on commercially acceptable terms, or at all, could have a material adverse effect on our Company and the trading price of our common stock.

Our future capital requirements are uncertain

Our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of Lifted's products and services; the amounts of packaging and inventory that will be needed to operate our business and to be able to increase our production to meet consumer demand for our products in the future; the levels of promotion and advertising that will be required to launch Lifted's new products and services and to achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; our relationships with our customers; and our need to attract and retain talented employees. The terms and conditions, amounts and timing of our capital raises may not be in sync with our capital needs, all of which could materially adversely affect our Company and the trading price of our common stock.

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

Our common stock may never be listed on the NASDAQ or the NYSE national exchange

While our common stock was recently upgraded from trading on the OTCQB Venture Market to the OTCQX Best Market, you should not assume that an effort to further upgrade the trading of our common stock to the NASDAQ or the NYSE would be successful, or if successful, that such listing requirements will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, and ability to establish a sufficient number of market makers. A failure or inability to upgrade the trading of our common stock to the NASDAQ or the NYSE could materially adversely affect our Company and the trading price of our common stock.

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

Our common stock lacks institutional or analyst support

Our Company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our common stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our common stock, and may adversely affect an investor’s ability to trade a significant amount of our common stock. This lack of institutional or analyst support could materially adversely affect our Company and the trading price of our common stock. Moreover, in the event that we obtain securities or industry analyst coverage, if one or more of the analysts who cover us or our business downgrade our securities or publish inaccurate or unfavorable research about us or our business, our Company and the trading price of our common stock could be materially adversely affected.

The public float of our common stock is small

The public float of our common stock is small, which may limit the willingness or ability of some individuals, funds and institutions to invest in our common stock. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

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

Sales of shares of our common stock, or the perception in the public markets that these sales may occur in the future, may cause the trading price of our common stock to fall

Since the trading volume of our common stock is very low and the amount of our common stock in the public float is very small, any sales or attempts to sell our common stock, or the perception that sales or attempts to sell our common stock could occur, could adversely affect the trading price of our common stock. The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market. In addition, if any of our significant stockholders sells a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock or common stock equivalents by us would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount to the then-current trading price of our common stock. Moreover, the perception in the public market that stockholders may sell shares of our stock or that we may issue additional shares of common stock could depress the market for our shares and make it more difficult for us to sell equity securities in the future at any time, if at all. These factors could have a material adverse effect on our Company and the trading price of our common stock.

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

Our common stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our common stock or other securities convertible into our common stock, and may also include the issuance of significant numbers of options, warrants or other securities convertible into shares of our common stock. We also may issue significant numbers of shares of our common stock, or options, warrants, or other securities convertible into shares of our common stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of shares of common stock, options and/or warrants, or rights to purchase warrants, to our officers, directors, employees and/or independent contractors, and to investment bankers and finders, especially in connection with the closing of capital raises and acquisitions, or as incentives to attract and retain talented personnel. Such transactions may significantly increase the number of outstanding shares of our common stock, and may be highly dilutive to our existing stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. This dilution could have a material adverse effect on our Company and the trading price of our common stock. In addition, we have options, warrants, and rights to purchase warrants, outstanding covering several million shares of our common stock. If all of these millions of options and warrants were to be exercised, the number of outstanding shares of our common stock would increase significantly. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution could have a material adverse effect on our Company and the trading price of our common stock.

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

Raising capital by selling our common stock or convertible preferred stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. Many potential purchasers of equity securities in micro-cap and small-cap publicly traded companies with extremely low trading volumes are only willing to purchase at a significant discount to the trading price of the common stock of such companies. In addition, we may be required to pay cash fees and/or fees in the form of warrants equal to 7% or more of the gross sales proceeds raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer’s common stock in advance of the pricing of the issue. This could make our raising capital by selling equity securities significantly more expensive and materially adversely affect the trading price of our common stock.

Debt financing is difficult to obtain and could be expensive

Debt financing is difficult to obtain in the current credit markets, especially for companies involved in the nicotine, marijuana, delta-8-THC, CBD and other cannabinoid industries. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. Providers of debt may also be issued options, warrants, or rights to purchase warrants, to purchase shares of our common stock. This could materially adversely affect our Company and the trading price of our common stock.

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

Failure to pay the $3.75 Million Note Payable to Nicholas S. Warrender that is secured by all of the Company’s Assets Would be Catastrophic

A large portion of the cash consideration paid by the Company to acquire Lifted was paid via a $3,750,000 Promissory Note payable to Nicholas S. Warrender, the Company’s COO and the CEO of Lifted and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares which is 60.14% of the Company’s outstanding common stock. The $3,750,000 Promissory Note is secured in favor of Mr. Warrender with of the Company’s assets.  These assets include all of the common stock of Lifted, and the common stock that we own of Ablis, Bendistillery and Bend Spirits. If we fail to repay the Promissory Note, Mr. Warrender would be entitled to commence proceedings likely to result in seizure and sale of our assets. The result would be catastrophic for the Company and would likely result in a total loss of the value of our stock and would be detrimental to the Company’s ability to survive.

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

Increases in taxes and regulatory compliance costs may reduce our margins

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

We have accumulated net operating losses (“NOLs”) arising from our operations and foreign and domestic acquisitions of approximately $2,509,816 as of December 31, 2020.  We have recognized valuation allowances to reduce these amounts to our current estimate for NOLs that will be recoverable against future taxable income prior to their expiration in accordance with the appropriate tax regulations.  If our estimates change or we do not generate sufficient taxable income prior to the expiration of these NOLs we may have to record additional valuation allowances resulting in higher income tax expense.

In addition, we may periodically restructure our legal entities and if taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially affected.  In connection with such restructurings we could also incur additional charges associated with consulting fees and other charges.

In addition, changes in tax interpretations and changes in tax regulations and legislation could impose significant burdens upon our management’s time and resources, and may require us to expend significant additional amounts on accounting, tax, legal and other matters.

All of the foregoing could materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business and the trading price of our common stock. This risk is especially important relative to the nicotine, marijuana, delta-8-THC, CBD and other cannabinoid industries, which are controversial socially, scientifically and legally.

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

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the retention of our current directors and officers. Some of our directors and officers may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting new directors and officers, and retaining our current directors and officers, may be expensive. We may in the future pay director fees to one or more of our directors. The costs of incentives to retain and attract directors and officers could materially adversely affect our Company and the trading price of our common stock.

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

We may not be able to obtain or afford insurance coverage in respect of the risks our business faces, or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that we face

We may not be able to obtain or afford insurance coverage in respect of the risks our business faces, including product liability insurance, protecting our assets, and operations. Even if insurance is obtained, our insurance coverage may be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could impede our liquidity, profitability or solvency, all of which could materially adversely affect our Company and the trading price of our common stock.

RISK FACTORS RELATING TO LIFTED AND SMPLYLIFTED LLC (COLLECTIVELY, “LIFTED”) AND FUTURE ACQUISITIONS

The FDA has not approved Lifted Made’s cannabinoid products for any medical purpose, and Lifted Made could face cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA

Lifted Made has not applied to the FDA for any approvals of any of Lifted Made’s products, and may never do so. The FDA has not approved any of Lifted Made’s products for any medical purpose, and may never do so. Lifted Made may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA or the DEA for failure to obtain FDA or DEA approval of its products, or for Lifted Made’s packaging, labeling, advertisements and promotions of its products without any FDA or DEA approvals. For example, the FDA might take action against Lifted Made alleging that Lifted Made has engaged in the promotion of an unapproved drug. Historically, the FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted Made and other companies selling cannabinoid products that are similar to Lifted Made’s products. Defending cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA may cause Lifted Made and Acquired Sales Corp. to expend a great deal of management time and legal fees. Any cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA could have a material adverse effect on our company and the trading price of our common stock.

Investors may file litigation including class action lawsuits against Lifted Made and/or Acquired Sales Corp. because the FDA has not approved Lifted Made’s cannabinoid products for any medical purpose, or because the FDA or DEA has issued cease and desist letters, or brought lawsuits or other enforcement actions against Lifted Made, or for other reasons associated with the packaging, labeling, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted Made’s products

Investors may file litigation including class action lawsuits against Lifted Made and/or Acquired Sales Corp. for many different reasons, such as: (1) Lifted Made has not applied to the FDA for any approvals of any of Lifted Made’s products, and may never do so; (2) The FDA has not approved any of Lifted Made’s products for any medical purpose, and may never do so; (3) Lifted Made may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA for failure to obtain FDA approval of its products, or for Lifted Made’s packaging, labeling, advertisements and promotions of its products without any FDA approvals. For example, the FDA might take action against Lifted Made alleging that Lifted Made has engaged in the promotion of an unapproved drug. The FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted Made and other companies selling cannabinoid products that are similar to Lifted Made’s products; (4) Lifted Made may be subject to cease and desist letters, lawsuits or other enforcement actions by the DEA alleging that Lifted Made’s products are illegal; and (5) Investors may file litigation including class action lawsuits against Lifted Made and/or Acquired Sales Corp. for other reasons associated with the packaging, labeling, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted Made’s products. Defending lawsuits by investors may cause Lifted Made and Acquired Sales Corp. to expend a great deal of management time and legal fees. Any lawsuits by investors could have a material adverse effect on our company and the trading price of our common stock.

Investors may file litigation including class action lawsuits against Lifted Made and/or Acquired Sales Corp. due to drops in the trading price of Acquired Sales Corp.’s common stock triggered by FDA or DEA cease and desist letters, lawsuits or enforcement actions against Lifted Made

Our common stock has relatively low trading volume, and the trading price is volatile. FDA or DEA cease and desist letters, lawsuits or enforcement actions against Lifted Made could cause drops in the trading price of Acquired Sales Corp.’s common stock. Defending lawsuits by investors may cause Lifted Made and Acquired Sales Corp. to expend a great deal of management time and legal fees. Any lawsuits by investors could have a material adverse effect on our company and the trading price of our common stock.

The Preventing Online Sales of E-Cigarettes to Children Act may have a material adverse effect on certain portions of Lifted’s online sales

The “Consolidated Appropriations Act, 2021” signed into law on December 27, 2020, includes the Preventing Online Sales of E-Cigarettes to Children Act, which extends the Jenkins Act and Prevent All Cigarette Trafficking Act (“PACT”) to cover all electronic nicotine delivery system (“ENDS”) products, including related accessories that do not contain nicotine (collectively, the “Amended PACT Act”). Under the Amended PACT Act, the United States Postal Service (“USPS”) is required to impose new restrictions that prohibit the shipping of ENDS products through USPS no later than April 2021. The Amended PACT Act also imposes a number of stringent requirements for online sales. By March 27, 2021, online vape retailers will be required to: (1) engage in third party identity verification for all sales; (2) use a shipping service that verifies age at delivery; (3) follow all Amended PACT Act shipping requirements; (4) register with the US Attorney General; (5) register with the tobacco tax administrator of any state in which products are sold; (6) collect all applicable local taxes; (7) share all transactions for a state with that state’s tax administrator following that state’s reporting rules; and (8) maintain records of any delivery interruptions or incomplete deliveries due to failure to confirm identity for five years.

These requirements may be applicable to certain portions of Lifted’s online sales. To the extent that these requirements apply to Lifted’s online sales, they have the potential to impose significant costs and restrictions that may cause the online sale and delivery of certain of Lifted’s products to be extremely difficult or even impossible. At this point in time, Lifted is evaluating the Amended Pact Act with the assistance of legal counsel and no assurance or guarantee whatsoever can be provided that the Amended Pact Act will not have a material adverse impact on a portion of Lifted’s future online sales. The Amended Pact Act may have a material adverse effect on Lifted and Acquired Sales Corp. and on the trading price of our common stock.

The regulatory and tax rules applicable to SmplyLifted’s FR3SH tobacco-free nicotine pouches are evolving and in some cases may be unclear or ambiguous

SmplyLifted LLC’s FR3SH pouches contain tobacco-free nicotine. Tobacco-free nicotine is a novel form of nicotine. The regulatory and tax rules applicable to tobacco-free nicotine are evolving and in some cases may be unclear or ambiguous. This lack of regulatory and tax clarity is compounded by the fact that during the pendency of the COVID-19 pandemic, access to government personnel who might be in a position to provide clarity is quite limited. Regardless of this lack of clarity or ambiguousness of the regulatory and tax rules, if SmplyLifted were to fail to comply, SmplyLifted might be subject to lawsuits or other regulatory actions that could have a material adverse effect on SmplyLifted or on the trading price of our common stock.

Pandemics or disease outbreaks, such as the novel coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect Lifted’s and target companies’ operations and results of operations

Pandemics or disease outbreaks such as the novel coronavirus known as COVID-19 may depress demand for cannabinoid-infused and nicotine products manufactured by Lifted and target companies for many reasons. Governmentally imposed restrictions on public gatherings or interactions may limit Lifted’s and target companies’ ability to manufacture, sell and distribute their products, and may also restrict Lifted’s and target companies’ customers’ and consumers’ ability or willingness to purchase Lifted’s and target companies’ products.

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

Lifted’s and target companies’ operations may become limited in their ability to procure, deliver, produce or distribute their cannabinoid-infused and nicotine products because of transport restrictions related to quarantines or travel bans.

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

Lifted and target companies, or the cannabis or nicotine industries more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception

The cannabis and nicotine industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the cannabis and nicotine sold to consumers. The perception of the cannabis and nicotine industries, and cannabis and nicotine products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) relating to the consumption of cannabis or nicotine products, including unexpected safety or efficacy concerns arising with respect to cannabis or nicotine products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis or nicotine markets or any particular cannabis or nicotine product or delivery system or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for Lifted’s and target companies’ products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis or nicotine, or Lifted’s and target companies’ products specifically, or associating the consumption of cannabis or nicotine with illness or other negative effects or events, could adversely affect Lifted and target companies. This adverse publicity could arise even if the adverse effects associated with cannabis or nicotine products resulted from consumers’ failure to use such products legally, appropriately or as directed, and could materially adversely affect our Company and the trading price of our common stock.

Nicotine is an addictive chemical and governmental health authorities want to curb its use

Nicotine is a highly addictive chemical, and governmental health authorities want to curb its use, especially by minors. Lifted’s and target companies’ tobacco-free nicotine pouches contain nicotine, and it is highly likely that these pouches will be subject to extensive scrutiny, regulations, restrictions and/or prohibition by governmental health authorities in order to curb nicotine use. Such governmental action could materially adversely affect our Company and the trading price of our common stock.

Many nicotine-containing products have been linked to cancer

Many nicotine-containing products such as cigarettes and cigars have been linked to lung, mouth, throat and other cancers. If Lifted’s and target companies’ nicotine-containing products or pouches are perceived by government health authorities, or proven by scientific studies, as being carcinogenic, then such products and pouches could be subject to regulations, restrictions and/or prohibitions by governmental health authorities in order to prevent cancer. Governmental regulations may already prohibit or require warning labels to be displayed on such products and pouches in certain jurisdictions. Lawsuits related to the use of such products and pouches may also occur. Such governmental regulations, restrictions and/or prohibitions by governmental health authorities, and such lawsuits, could materially adversely affect our Company and the trading price of our common stock.

Some vaping products may have been linked to deaths and illnesses

Federal, state and local authorities are investigating deaths and illnesses apparently related to vaping. We can provide no guarantees or assurances that nicotine pouches, vaping, e-liquids and electronic cigarettes will not be prohibited, banned and/or heavily regulated in response to these deaths and illnesses, nor that Lifted and target companies will not be sued by customers who use Lifted's and target companies’ nicotine pouches, vaping, e-liquids and electronic cigarette products. Prohibition, banning or regulation of such products, or lawsuits related to the use of Lifted's products, could have a material adverse effect on our Company, and could have a material adverse effect on the trading price of our common stock.

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

Lifted and target companies may lose profits or become subject to liability arising from any breach of contract or fraudulent or illegal activity by our suppliers, testing labs, employees, independent contractors, consultants and others

Lifted and target companies are exposed to the risk that their suppliers, testing labs, employees, independent contractors, consultants, service providers and licensors may engage in breach of contract or fraudulent or other illegal activity. Misconduct by these parties could include intentional undertakings of unauthorized activities, or reckless or negligent undertakings of authorized activities, in each case on Lifted's or target companies’ behalf or in Lifted's or target companies’ service that violate: (i) confidentiality agreements; (ii) other contracts; (iii) government regulations; (iv) manufacturing standards; (v) laws that require the true, complete and accurate reporting of financial information or data; or (vi) Lifted's or target companies’ agreements with insurers. In particular, the target companies could be exposed to loss of sales, revenue and profits, class action and other litigation, increased governmental inspections and related sanctions, the loss of any compliance certifications or the inability to obtain future compliance certifications, or reputational damage as a result of prohibited activities that are undertaken without Lifted's or target companies’ knowledge or permission and contrary to Lifted's and target companies’ confidentiality agreements, contracts, internal policies, procedures and operating requirements.

Lifted and target companies may be required to expend substantial time, effort and legal fees in order to address such situations.

Lifted and target companies may not always identify and prevent misconduct by their suppliers, testing labs, employees, independent contractors and other third parties, including service providers and licensors, and the precautions taken by Lifted and target companies to detect and prevent this activity may not be effective in controlling unknown, unanticipated or unmanaged risks or losses or in protecting Lifted and target companies from governmental investigations or other actions or lawsuits stemming from such misconduct. If any such actions are instituted against Lifted and target companies, and Lifted and target companies are not successful in defending themselves or asserting their rights, those actions could have a significant impact on their businesses, including the imposition of civil, criminal or administrative penalties, damages, monetary fines and contractual damages, reputational harm, diminished profits and future earnings or curtailment of their operations. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted and target companies may be subject to risks related to their information technology systems, including the risk that they may be the subject of a cyber-attack and the risk that they may be in non-compliance with applicable privacy laws

Lifted and target companies may have entered into agreements with third parties for web services, hardware, software, telecommunications and other information technology (“IT”), services in connection with their operations. Their operations may depend, in part, on how well they and their vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, disruptions in Internet and mobile commerce, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays, increases in capital expenses, or potential costs and business disruption that may result if Lifted's or target companies’ customers complain or assert claims regarding Lifted's or target companies’ technology. Lifted's and target companies’ operations may also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact Lifted's and target companies’ reputations and results of operations.

There are a number of laws protecting the confidentiality of customer personal information, and restricting the use and disclosure of that protected information. Lifted and target companies may collect and store personal information about their customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if Lifted or target companies are found to be in violation of the privacy or security rules under laws protecting the confidentiality of customer information, including as a result of data theft and privacy breaches, Lifted and target companies could be subject to sanctions and civil or criminal penalties, which could increase their liabilities and harm their reputations.

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

Lifted and target companies may be unable to grow

Lifted and target companies’ businesses are subject to a variety of business risks generally associated with developing companies. Lifted's and target companies’ ability to grow, and to expand and maintain market acceptance for their products, will depend on a number of factors, many of which may beyond their control. Future development and expansion could place significant strain on Lifted's and target companies’ management personnel and likely will require them to recruit additional management personnel, and there is no assurance that they will be able to do so. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted's and target companies’ sales and operating results may also fluctuate for many other reasons, including due to risks described elsewhere in this section and due to risks and uncertainties associated with the following topics and issues:

•Issues associated with the legality or safety of Lifted’s products containing nicotine, delta-8-THC, CBD and other cannabinoids;

•Lifted's and target companies’ ability to retain and increase sales to existing customers, attract new customers, satisfy their customers’ demands, and maintain profit margins;

•Lifted's and target companies’ ability to retain and expand their network of wholesalers and distributors;

•Lifted’s and target companies’ ability to expand their online sales;

•Competition from substantially larger and financially stronger competitors;

•Continued access to raw materials and suppliers, some of whom may be acquired by competitors or otherwise become unavailable to Lifted and target companies;

•Lifted's and target companies’ ability to offer products on favorable terms, manage inventory, and fulfill orders;

•The introduction of competitive stores, websites, products, services, price decreases, or improvements, and changes in consumer preferences and trends;

•Changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services, including outside the U.S.;

•Timing, effectiveness, and costs of expansion and upgrades of Lifted's and target companies’ systems and infrastructure;

•The success of Lifted's and target companies’ geographic, service, and product line expansions;

•The extent to which Lifted and target companies finance, and the terms of any such financing for, Lifted's and target companies’ current operations and future growth;

•The outcomes of legal proceedings and claims, which may include significant settlement costs, monetary damages or injunctive relief and could have a material adverse impact on Lifted's and target companies’ operating results;

•Variations in the mix of products and services Lifted and target companies sell;

•Variations in Lifted's and target companies’ level of merchandise and vendor returns;

•The extent to which Lifted and target companies offer favorable shipping terms, reduce prices, and provide additional benefits to their customers;

•Factors affecting Lifted's and target companies’ reputations or brand images;

•The extent to which Lifted and target companies invest in technology and content, fulfillment, and other expense categories;

•Increases in the prices of energy products and commodities like paper and packing supplies;

•The ability to collect amounts owed to Lifted and target companies when they become due;

•The extent to which Lifted and target companies’ are affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

•Terrorist attacks and armed hostilities.

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

In addition, in any infringement proceeding, some or all of Lifted's and target companies’ trademarks, patents or other intellectual property rights or other proprietary know-how, and that which they may license from others, or arrangements or agreements seeking to protect the same for Lifted's and target companies’ benefit, may be found invalid, unenforceable, anticompetitive or not infringed or may be interpreted narrowly and such proceeding could put existing intellectual property applications at risk of not being issued. In addition, other parties may claim that Lifted's and target companies’ products, or those that they license from others, infringe on their proprietary, copyright or patent protected rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources and legal fees, result in injunctions or temporary restraining orders or require the payment of damages. As well, Lifted and target companies may need to obtain licenses from third parties who allege that Lifted and target companies have infringed on their lawful rights. Such licenses may not be available on terms acceptable to Lifted and target companies, or at all. In addition, Lifted and target companies may not be able to obtain or utilize on terms that are favorable to them, or at all, licenses or other rights with respect to intellectual property that they do not own.

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

Canna-Infused Products Companies and nicotine industry companies are subject to regulatory risks, both nationally and internationally

Lifted, Ablis and other Canna-Infused Products Companies are subject to risks associated with the federal government’s and state and local governments’ evolving regulation of hemp, hemp oil, hemp-derived ingredients, delta-8-THC, delta-9-THC, CBD, CBG, CBN and other cannabinoids, tobacco, nicotine, and other products. We can provide no assurance that one or more federal agencies, such as the US Food and Drug Administration (the “FDA”), the US Drug Enforcement Administration (“DEA”), or state and local governments will not attempt to impose rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon Canna-Infused Products Companies and nicotine industry companies.

For example, the US federal government has recently enacted a law that may make it more difficult to sell online and ship nicotine, vape and other products. In addition, several states have enacted laws and regulations that negatively impact the sale of cannabinoid-infused and nicotine products.

Moreover, if Canna-Infused Products Companies and nicotine industry companies expand internationally (of which there is no guarantee that they ever would), we can provide no guarantee or assurance that Canna-Infused Products Companies or nicotine industry companies will be able to comply with all applicable governmental laws and regulations. Such regulatory action could have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s sales are dependent upon the sale of delta-8-THC products, which may be restricted or prohibited by the DEA or other governmental laws or regulations

During the third and fourth quarters of 2020, Lifted’s sales were significantly dependent upon the sale of products containing hemp-derived delta-8-THC. The DEA and other federal, state and local governments and agencies may impose laws, rules, regulations and executive orders that effectively prohibit Lifted from selling delta-8-THC products. Consequently, Lifted’s and Acquired Sales Corp.’s future financial prospects are uncertain, and no guarantee or assurance whatsoever can be made that Lifted and Acquired Sales Corp. will be able to continue to pay their financial obligations when they become due and payable in the future. This risk could have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations. Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness or stock dilution; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; and (vi) the loss or reduction of control over certain of our assets. Material acquisitions have been and may continue to be material to our business strategy. There is no guarantee that any acquisition will be accretive. The existence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could result in our incurring those liabilities. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may seek to enter into marketing relationships, affiliations, strategic alliances, or expand the scope of currently existing relationships, with third parties that Lifted and target companies believe will have a beneficial impact on them, and there are risks that such strategic alliances or expansions of Lifted's and target companies’ currently existing relationships may not enhance their businesses in the desired manner

Lifted and target companies may expand the scope of, and may in the future enter into, strategic alliances with third parties that they believe will complement or augment their existing businesses. Their ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance their businesses, and may involve risks that could adversely affect them, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Lifted and target companies may become dependent on their strategic partners and actions by such partners could harm their businesses. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will be developed, maintained or achieve the expected benefits to their businesses or that they will be able to consummate future strategic alliances on satisfactory terms, or at all. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to product liability claims or regulatory action if their products are alleged to have caused significant loss or injury

Lifted and target companies, as manufacturers and distributors of products which in some cases are ingested by humans, face the risk of exposure to product liability claims, regulatory action and litigation if their products are alleged to have caused loss or injury. Lifted and target companies may be subject to these types of claims due to allegations that their products caused or contributed to injury or illness, failed to include adequate instructions for use, or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of nicotine, hemp-derived ingredients, delta-8-THC, CBD, CBG, CBN and other cannabinoids, and other cannabis products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any such products, like the manufacture and sale of any ingested product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Lifted and target companies may in the future have to recall certain of their products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against Lifted or a target company could result in increased costs and could adversely affect Lifted’s or such target company’s reputation and goodwill with its customers. There can be no assurance that Lifted and target companies will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities, if at all. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect Lifted's and target companies’ commercial arrangements with third parties. This could have a material adverse effect on our Company and the trading price of our common stock.

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

The US FDA appears to consider the sale of most cannabinoid-infused products to be illegal

The FDA appears to believe that cannabinoids like CBD, CBG and CBN are drugs, and that the sale of most cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain cannabinoid-infused products are illegal. There can be no guarantee or assurance whatsoever that this regulatory hostility to cannabinoids will be resolved favorably to the cannabinoid products industry. Aggressive law enforcement against the cannabinoid industry by federal, state or local authorities and agencies could have a material adverse effect upon Lifted and the trading price of our common stock.

Cannabinoid-infused products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that cannabinoids like CBD, CBG and CBN can have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. If the FDA, scientific research and/or clinical studies ultimately demonstrate negative health and/or safety impacts upon consumers, Lifted's business and the trading price of our common stock could be materially adversely affected.

Hemp and cannabinoid-infused products are federally illegal if they exceed 0.3% delta-9-THC

Hemp and cannabinoid-infused products which exceed a delta-9-THC concentration of 0.3% are federally illegal. Certain states may consider hemp and cannabinoid infused products which exceed 0.3% total THC to be illegal.

Any failure to keep the delta-9-THC or total THC concentration in hemp or cannabinoid-infused products below the applicable legal standard could subject Lifted and target companies to action by regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon Lifted's business and the trading price of our common stock.

In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the delta-9-THC levels reflected in consumers’ blood tests are the result of cannabinoid-infused products or delta-9-THC-infused products. This may result in regulatory actions or lawsuits that could have a material adverse effect upon Lifted's business and the trading price of our common stock.

Also, certain hemp and hemp-derived products may, over time, gradually increase their delta-9-THC or total THC concentration, and this may ultimately cause such products to exceed the applicable concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon Lifted and the trading price of our common stock.

Also, federal and state authorities may seek to classify other cannabinoids that naturally occur in hemp, such as delta-8-THC, as illegal. If this happens, we could be subject to regulatory action that could have a material adverse effect upon Lifted and the trading price of our common stock.

The price of cannabinoid raw materials could spike as demand for cannabinoid-infused products increases

Although considerable hemp acreage has been and reportedly is being developed around the country, which is expected to increase the supply of CBD isolate, distillate and water-soluble CBD, and delta-8-THC, the demand for these raw materials reportedly is also growing, and any spike in the price of these raw materials could materially adversely affect Lifted and the trading price of our common stock.

Target companies may not be of the same caliber company as previous acquisitions, or target companies' management may not fit well into our corporate culture

If we acquire a company that is not of the same caliber company as Lifted, or if we acquire a company that does not have management that is as talented and high energy as Lifted’s management, or for whatever reason the management of the acquired company does not fit in well with the rest of our team, we may become less attractive for potential investors, future acquisition targets may be uninterested in merging into our Company, and the overall camaraderie among the players in our Company may disappear, which could materially adversely affect our Company and the price of our stock.

Lifted and target companies may be unable to keep pace with rapid industry, technological and market changes

Lifted and target companies may be unable to keep pace with rapid industry, technological and market changes that could affect Lifted's and target companies’ services, products and businesses, or so keeping pace may require a substantial amount of Lifted’s management time and substantial fees being paid to outside legal counsel and consultants, all of which could materially adversely affect our Company and the trading price of our common stock.

Large competitors are expected to enter the nicotine pouch and cannabinoid-infused product industries

We expect that over the next few years major chain stores, manufacturers, retailers, beverage and other consumer products companies, and distributors, with tremendous financial resources and marketing expertise will emerge to compete against Lifted and target companies in the nicotine pouch and cannabinoid-infused products industries. Lifted and target companies may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger companies, which could materially adversely affect our Company and the trading price of our common stock.

Regulatory risks related to alcohol

We purchased 4.99% of CBD-infused beverage maker Ablis, and of craft distillers Bendistillery and Bend Spirits. Two of those companies produce and sell alcohol. Federal, state, local, and foreign authorities regulate how companies produce, store, transport, distribute, and sell products containing alcohol and distilled spirits. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part. In the United States, at the federal level, the Alcohol and Tobacco Tax and

Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in most non-U.S. jurisdictions where craft distillers Bendistillery and Bend Spirits sell their products. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States. Laws of each nation define distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state are required in connection with the lawful selling of liquor. As 4.99% owner of craft distillers Bendistillery and Bend Spirits, we are impacted by the regulatory risks relating to the production and sale of alcohol which is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause Bendistillery, Bend Spirits and target companies to incur material additional costs or liabilities, and jeopardize the growth of their businesses in any affected market. For instance, federal, state, or local governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit Bendistillery's, Bend Spirits' and target companies’ opportunities to reach consumers or sell products. It is conceivable that television, newspaper, magazine, and/or internet advertising for beverage alcohol products could be limited or banned completely. Increases in regulation of this nature could substantially reduce consumer awareness of the products of Bendistillery, Bend Spirits and target companies in the affected markets and make the introduction of new products more challenging. The impact of increased taxation on alcohol and distilled spirits may have additional negative financial impacts on Bendistillery, Bend Spirits and target companies. All of these factors could materially adversely affect our Company and the trading price of our common stock.

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

To our knowledge, our directors Nicholas S. Warrender, Kevin J. Rocio and Robert T. Warrender II still need to be formally approved by the OLCC, in light of the Company's ownership of common stock of distilled spirits manufacturers Bendistillery and Bend Spirits, Bend, Oregon. The Company has submitted to the OLCC Personal History Forms for Nicholas S. Warrender and Kevin J. Rocio, and to the Company’s knowledge, neither of Nicholas S. Warrender nor Kevin J. Rocio has any personal history that would disqualify him from serving as a director of the Company. The Company intends to submit to the OLCC Personal History Forms for Robert T. Warrender II, and to the Company’s knowledge Robert T. Warrender II does not have any personal history that would disqualify him from serving as a director of the Company. The Company would plan to consult with Oregon legal counsel in the event that the OLCC were to object to Nicholas S. Warrender, Kevin J. Rocio or Robert T. Warrender II serving as a director of the Company, a situation that the Company presently has no grounds to expect to occur. While no guarantee or assurance can be given as to the ultimate consequences in the event that the OLCC were to object to Nicholas S. Warrender, Kevin J. Rocio or Robert T. Warrender II serving as a director of the Company, the management of the Company believes that the worst case scenario in the event that the OLCC were to object to Kevin J. Rocio or Robert T. Warrender II serving as a director of the Company would involve Kevin J. Rocio or Robert T. Warrender II, as the case may be, being removed from the Board of Directors of the Company, and that the worst case scenario in the event that the OLCC were to object to Nicholas S. Warrender serving as a director of the Company would involve the Company being forced to sell the shares of common stock that the Company owns in Bendistillery Inc. and Bend Spirits, Inc., even if such a sale is at a loss.

Increases in labor costs could harm Lifted's and target companies' businesses

The U.S. in general, and Bend, Oregon in particular, have experienced very low unemployment, and higher minimum wages, which generally results in rising labor costs. Such rising labor costs are adversely affecting the expenses of Ablis, Bendistillery and Bend Spirits, and may adversely affect the expenses of Lifted and target companies' businesses, which could materially adversely affect our Company and the trading price of our common stock.

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

We may be required to obtain DEA and/or FDA certifications and/or approvals in order to conduct business

Lifted and target companies may be required to obtain and maintain DEA and/or FDA certifications and/or approvals in order to conduct business involving nicotine, delta-8-THC, delta-9-THC, CBD, CBG, CBN and other cannabinoids, food, other edibles, and non-prescription cannabinoid formulations. These certifications and/or approvals may not be obtainable, or obtaining and maintaining them may involve enormous expenditures of time and money for consultants, studies, facilities, compliance and other matters. Failure to obtain and maintain all necessary certifications and approvals, or the enormous expenditures of time and money associated with obtaining and maintaining all necessary certifications and approvals, could have a material adverse effect on our business, financial condition or results of operations and on the trading price of our common stock.

Litigation regarding Lifted's and target companies’ business and products, and related unfavorable media attention, could expose Lifted and target companies to significant liabilities and reduce demand for their products

From time to time third parties may claim that certain statements made in Lifted's and target companies’ advertisements, certificates of analysis and/or on the labels of their products were false and/or misleading or otherwise not in compliance with standards applicable to food, other edibles, or non-prescription cannabinoid formulations under local, state or federal law, and/or that their products are not safe. Pending or threatened business-related and product-related litigation could consume significant financial and managerial resources and result in decreased demand for Lifted's and target companies’ products, significant monetary awards against Lifted and target companies, and injury to Lifted's and target companies' and their respective management’s reputations. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Vape, E-liquid, E-cigarette, and nicotine pouch product risks

Some of Lifted's and target companies’ inhalable products may contain nicotine. There is a risk that Lifted and target companies could be targeted by regulators or consumers with claims that their products are unsafe. The market for vapes, e-liquid, e-cigarettes, nicotine pouches, and associated cartridges and paraphernalia is currently subjected to regulations and prohibitions of certain products in certain jurisdictions in response to deaths and illnesses that have occurred and that are apparently associated with vaping, and also in response to other health concerns of various types. These various prohibitions and regulations may have a material adverse effect on Lifted's and target companies’ financial condition, operating results, liquidity, cash flow and operational performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted's and target companies’ inability to innovate successfully and to provide new cutting edge products could adversely affect Lifted's and target companies’ businesses and financial results

Lifted's and target companies’ ability to compete in their highly competitive industries and to achieve their business growth objectives depends, in part, on their ability to develop new products and packaging. The success of their innovation, in turn, depends on their ability to identify consumer trends and cater to consumer preferences. If they are not successful in their innovation activities, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Changes in consumer preferences may reduce demand for some of Lifted's and target companies’ products

Lifted's and target companies’ industries are subject to changing consumer preferences and shifts in consumer preferences may adversely affect Lifted and target companies. Lifted's and target companies’ future success will depend, in part, upon their continued ability to develop and introduce different and innovative products that appeal to consumers. In order to retain and expand their market share, Lifted and target companies must continue to develop and introduce different and innovative products, although there can be no assurance of Lifted's and target companies’ ability to do so. There is no assurance that consumers will continue to purchase Lifted's and target companies’ products in the future. Product lifecycles for some brands, products and/or packages may be limited to a few years before consumers’ preferences change. The products Lifted and target companies currently market are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for Lifted and target companies. Lifted and target companies may be unable to achieve volume growth through product and packaging initiatives. Lifted and target companies may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution and pandemics, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, Lifted and target companies may be unable to address or anticipate changes in consumer shopping preferences. If Lifted's and target companies’ revenues decline, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Global or regional catastrophic events could impact Lifted's and target companies’ operations and affect their ability to grow their businesses

Lifted's and target companies’ businesses could be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where their products are distributed, the outbreak or escalation of armed hostilities, major natural disasters or widespread outbreaks of infectious diseases such as COVID-19 and its mutations. Such events could impact the production and/or distribution of their products. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power, thereby reducing demand for their products. If they are unable to grow their businesses internationally as a result of these factors, their growth rate could decline. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may rely on laboratories, private label manufacturers, bottlers and other contract packers to manufacture their products

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

Lifted does not have exclusive contracts with some of their contract manufacturers, which subjects Lifted to the risk that those contract manufacturers could sell the same products to Lifted’s competitors. In some cases, Lifted's and target companies’ contract manufacturers may be affiliated with and manufacture other cannabinoid-infused product brand products or tobacco-free nicotine pouch brands. In such cases, such products compete directly with Lifted's, and target companies’ products.

Lifted’s contract manufacturers may make products that sometimes fail to meet Lifted’s standards. This subjects Lifted to the risk that distributors, retail locations and consumers may be dissatisfied with Lifted’s products and demand a refund or a credit, and/or may refuse in the future to purchase Lifted’s products. In addition, Lifted’s contract manufacturers may not deliver their products to Lifted on schedule. Delays in scheduled product deliveries may cause distributors, retail locations and consumers to not purchase Lifted’s products, damaging Lifted’s  brand reputation.

These risks could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may rely upon third parties to carry and market their products

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

These risks could have a material adverse effect on our Company and the trading price of our common stock.

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

If Lifted and target companies encounter product recalls, their businesses may suffer and they may incur material losses

Lifted and target companies may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled, cause fires, explode or otherwise become materially non-compliant with applicable regulatory requirements. Material product recalls could adversely affect Lifted's and target companies’ profitability and their brand images. Lifted and target companies may not maintain recall insurance. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s and target companies’ working capital may be inadequate or strained, and the issue may be exacerbated by account receivable collection issues

The COVID-19 pandemic has imposed significant financial stress on the industries in which Lifted participates. This stress, in certain cases, has caused distributors to refuse to make up-front payments, or to refuse to make timely payments on purchases, from suppliers such as Lifted. Some distributors are apparently so cash-strapped that they are demanding that products be supplied to them on consignment, or be subject to shelf-stocking fees. This difficult financial environment has strained Lifted’s working capital balance, and has made it increasingly difficult for Lifted to aggressively purchase the larger quantities of raw materials and inventory that are needed to fuel Lifted’s growth. Lifted’s inadequate or strained working capital, which is exacerbated by account receivable collection issues, could have a material adverse effect on our Company and on the trading price of our common stock.

Lifted and target companies may be subject to payments-related risks and costs

Lifted and target companies may accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options Lifted and target companies offer to their customers, Lifted and target companies may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of their payments products), as well as fraud. For certain payment methods, including credit and debit cards, Lifted and target companies pay interchange and other fees, which may increase over time and raise their operating costs and lower profitability. Lifted and target companies may rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt Lifted's and target companies’ businesses if these companies become unwilling or unable to provide these services to Lifted and target companies. Lifted and target companies may also be subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Lifted and target companies to comply. If Lifted and target companies fail to comply with these rules or requirements, or if Lifted and target companies’ data security systems are breached, compromised, or otherwise unable to detect or prevent fraudulent activity, Lifted and target companies may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and may lose their ability to accept credit and debit card payments from their customers, process electronic funds transfers, or facilitate other types of online payments, and Lifted's and target companies’ businesses and operating results could be adversely affected. Lifted and target companies may also be subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If Lifted and target companies were found to be in violation of applicable laws or regulations, Lifted and target companies could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services. All of these risks could have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies are not able to retain the full-time services of senior management, there may be an adverse effect on their operations and/or their operating performance until Lifted and target companies find suitable replacements

Lifted and target companies’ businesses are dependent, to a large extent, upon the services of their senior management. Lifted and target companies may not maintain key person life insurance on any members of their senior management. The loss of services of Lifted's and target companies’ senior management could adversely affect their businesses until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and Lifted and target companies may be unable to locate or employ such qualified personnel on acceptable terms. The loss of the services of Lifted’s CEO Nicholas S. Warrender would be especially damaging to Lifted’s business. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may have limited access to financial and insurance services and products

Some financial institutions and insurance companies refuse to provide a full range of financial and insurance services and products to Lifted because its business involves CBD and other cannabinoids, vaping products, and nicotine products. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Potential changes in accounting standards or practices and/or taxation or new accounting standards may adversely affect Lifted's and target companies’ financial results

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (“GAAP”). Future changes in accounting standards or practices may have an impact on Lifted's and target companies’ financial results. New accounting standards could be issued that change the way Lifted and target companies record revenues, expenses, assets and liabilities. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. These changes in accounting standards could adversely affect Lifted and target companies’ reported earnings or results of operations, financial condition and other financial measurers. Increases in direct and indirect income tax rates could affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages) could affect Lifted's and target companies’ products’ affordability and reduce Lifted's and target companies’ sales. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Growth of operations will depend on the acceptance of Lifted's and target companies’ products and consumer discretionary spending

The acceptance of Lifted's and target companies’ cannabinoid-infused products and nicotine pouches by both retailers and by consumers is critically important to their success. Shifts in retailer priorities and shifts in user preferences away from Lifted's and target companies’ products, Lifted's and target companies’ inability to develop products that appeal to both retailers and consumers, or changes in Lifted's and target companies’ products that eliminate items popular with some consumers could harm their business. Also, their success will depend to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, Lifted and target companies may experience an inability to generate revenue during economic downturns or during periods of uncertainty, such as during pandemics, when users may decide to purchase products that are cheaper or to forego purchasing any type of Lifted's and target companies’ products, due to a lack of available capital. Any material decline in the amount of discretionary spending could have a material adverse effect on Lifted's and target companies’ sales, results of operations, business and financial condition. This could have a material adverse effect on our Company and the trading price of our common stock.

We cannot be certain that the products that Lifted and target companies offer will become, or continue to be, appealing and as a result there may not be any demand for these products and Lifted's and target companies’ sales could decrease, which would result in a loss of revenue. Additionally, there is no guarantee that interest in Lifted's and target companies’ products will continue, which could adversely affect Lifted's and target companies’ business and revenues

Demand for cannabinoid-infused products and nicotine pouches that Lifted and target companies sell depends on many factors, including the number of customers that Lifted and target companies are able to attract and retain over time, and the competitive environments in Lifted's and target companies’ industries. This may force Lifted and target companies to reduce prices below their desired pricing levels or increase promotional spending. Inability to anticipate changes in user preferences and to meet consumer’s needs in a timely and cost-effective manner all could result in immediate and longer term declines in the demand for the products Lifted and target companies plan to offer, which could adversely affect Lifted's and target companies’ sales, cash flows and overall financial conditions. This could have a material adverse effect on our Company and the trading price of our common stock.

Competition that Lifted and target companies face is varied and strong

Lifted's and target companies’ products and industries are subject to intense competition. There is no guarantee that Lifted and target companies can develop or sustain a market position or expand their businesses. We anticipate that the intensity of competition in the future will increase.

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

Lifted's and target companies’ industries require the attraction and retention of talented employees

Success in Lifted's and target companies’ industries does and will continue to require the acquisition and retention of highly talented and experienced individuals. Due to the growth in the cannabinoid industry, such individuals and the talent and experience they possess is in high demand. There is no guarantee that Lifted and target companies will be able to attract and maintain access to such individuals. The attraction and retention of such individuals may require the Company to offer stock, warrants and/or bonuses as incentives. If Lifted and target companies fail to attract, train, motivate and retain talented personnel, Lifted's and target companies’

businesses, financial conditions, and operating results may be materially and adversely impacted. This could have a material adverse effect on our Company and the trading price of our common stock.

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

If Lifted and target companies are unable to obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments could occur which would have a material adverse effect on Lifted's and target companies’ businesses, financial conditions and results of operations. The supply and price of raw materials used to produce Lifted's and target companies’ products can be affected by a number of factors beyond Lifted's and target companies’ control, such as political tensions between the US and China, tariffs, freight- and port-related backups and other logistical problems, wildfires, frosts, droughts, other weather conditions, economic factors affecting growing decisions, and various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on Lifted's and target companies’ businesses, financial conditions and results of operations. In addition, Lifted's and target companies’ results of operations are dependent upon their ability to accurately forecast their requirements of raw materials. Any failure by Lifted and target companies to accurately forecast their demand for raw materials could result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect their results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Third party manufacturers could make decisions adverse to Lifted’s and target companies’ best interests

A portion of Lifted's and target companies’ sales revenue is dependent on third party manufacturers that Lifted and target companies do not control. The majority of these manufacturers’ business comes from producing and/or selling either their own products or competitors’ products. As independent companies, these manufacturers make their own business decisions. They may have the right to determine whether, and to what extent, they manufacture Lifted's and target companies’ products, Lifted's and target companies’ competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to Lifted’s and target companies’ brands. In many cases, they are able to terminate their manufacturing arrangements with Lifted and target companies without cause. Lifted and target companies may need to increase support for their brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond Lifted's and target companies’ control, and Lifted's and target companies’ business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third party manufacturers. Any of these factors could negatively affect Lifted's and target companies’ business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Disruptions to production at Lifted's and target companies’ manufacturing and distribution facilities could occur

Disruptions in production at Lifted's and target companies’ manufacturing facilities could have material adverse effects on their businesses. In addition, disruptions could occur at any of Lifted's and target companies’ other facilities or those of Lifted's and target companies’ suppliers or distributors. The disruptions could occur for many reasons, including pandemics, fire, natural disaster, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect Lifted's and target companies’ business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted and target companies may fail to comply with applicable government laws and regulations

Lifted and target companies are subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of their businesses including the manufacture, safety, labeling, transportation, advertising and sale of their products. Some of these laws (including tax laws and regulations such as excise and sales tax) and regulations are complex, ambiguous, subject to multiple interpretations, and/or subject to frequent changes. Violations of these laws or regulations in regard to the manufacture, safety, labeling, transportation and advertising of their products could damage their reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on Lifted's and target companies’ beverages and their ingredients could increase their costs. In particular, regulatory focus on the health, safety and marketing of smokable, edible/ingestible, and beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of Lifted's and target companies’ products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to Lifted's and target companies’ products. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies face various operating hazards that could result in the reduction of their operations

Lifted and target companies’ operations are subject to certain hazards and liability risks faced by beverage, food and edibles companies that manufacture and distribute drink products, food and other edibles, such as defective products, contaminated products and damaged products. The occurrence of such problems could result in a costly product recall and serious damage to Lifted's and target companies’ reputations for product quality, as well as potential lawsuits. No assurance can be given that insurance (if any) will be adequate to fully cover any incidents of product contamination or injuries resulting from their operations and their products. Lifted and target companies may not be able to continue to maintain insurance (if any) with adequate coverage for liabilities or risks arising from their business operations on acceptable terms. Even if  insurance (if any) is adequate, insurance premiums could increase significantly which could result in higher costs for Lifted and target companies. This could have a material adverse effect on our Company and the trading price of our common stock.

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

It is difficult and costly for Lifted and target companies to protect their proprietary rights

Lifted's and target companies’ commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of their products and brands, as well as successfully defending that intellectual property against third-party challenges, which they might not be able to do. Lifted and target companies will only be able to protect their intellectual property related to their trademarks, patents and brands (if any) to the extent that they have rights under valid and enforceable trademarks, patents or trade secrets that cover their products and brands, which they might not have. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of their intellectual property (if any). Accordingly, Lifted and target companies cannot predict the breadth of claims that may be allowed or enforced in their issued trademarks or their issued patents (if any). The degree of future protection for their proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect their rights or permit them to gain or keep their competitive advantage. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Under US generally accepted accounting principles (US GAAP), we will not be able to consolidate our financial statements with the financial statements of companies in which we own minority equity ownership interests

Under US GAAP, we use the cost method to account for our minority equity ownership interests in businesses in which we own less than 20% of equity ownership, and have no substantial influence over the management of the businesses. Under the cost method of accounting, we report the historical costs of the investments as assets on our balance sheet. However, US GAAP does not permit the consolidation of our financial statements with the financial statements of companies in which we own minority equity ownership interests. US GAAP also requires us to record these types of investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As such, we will not be allowed to consolidate into our financial statements any portion of the revenues, earnings or assets of companies in which we own minority equity ownership interests such as Ablis, Bendistillery and Bend Spirits. Moreover, even if there is evidence that the fair market values of the investments have increased above their historical costs, US GAAP does not allow increasing the recorded values of the investments. Under US GAAP, the only adjustments that may be made to the historical costs of the investments are write downs of the values of the investments, which must be made if there is evidence that the fair market values of the investments have declined to below the recorded historical costs.

Also, under US GAAP, we use the equity method to account for our 50% membership interest in SmplyLifted. Under the equity method of accounting, we record our share (50%) of SmplyLifted’s earnings (or losses) as income (or losses) on the Consolidated Statements of Operations. We recorded our initial investment in SmplyLifted, which was $200,000, as an asset at historical cost. Under the equity method, the investment’s value is periodically adjusted to reflect the changes in value due to Lifted’s share in SmplyLifted’s income or losses.

As a result of these effects of US GAAP, potential buyers of our stock may be confused because they may not be able to immediately understand the financial results and the values of the minority ownership interests that we have in certain businesses such as Ablis, Bendistillery and Bend Spirits, or because they may not be able to immediately understand the financial results and the values of Lifted’s interest in SmplyLifted. These situations could materially adversely affect our Company and the trading price of our common stock.

We may not be able to exit from minority equity ownership interests

We may not be able to exit from minority equity ownership interests in companies such as Ablis, Bendistillery and Bend Spirits or from our 50% ownership interest in SmplyLifted on acceptable terms, if at all. Because our equity ownership interests in these companies will not allow us to clearly control the management, operations, and direction of the businesses, a potential sale or other exit from such investment may be extremely difficult or impossible to achieve on acceptable terms, if at all. The other owners of equity ownership interests in such businesses may refuse to cooperate with such a sale or exit, or may engage in business practices including but not limited to inflated salaries, stock dilution, obstructionist or delaying tactics, or other behavior that would result in our equity ownership interests having an extremely limited or non-existent market. Such a situation could materially negatively affect our Company and the trading price of our common stock.

We may not be able to properly brand our Company

We are not satisfied with “Acquired Sales Corp.” as the name of our company, and we want to change the name and our ticker symbol. However, because we intend to acquire equity ownership interests in many different Canna-Infused Products Companies, with a range of products, packaging, names and cultures, we may not be able to properly brand our Company or properly represent all of the companies in which we are invested. Potential acquisition candidates, consumers, and potential investors may have difficulty assimilating all of our diverse business interests, and consequently may not give our common stock a proper valuations.

On March 8, 2021, the Company announced that its board of directors and the holders of a majority of its outstanding shares have voted to change the name of the company to LFTD Inc., subject to changing the company’s articles of incorporation in Nevada, all necessary securities filings and governmental approvals. The planned name change is intended to better reflect the company’s ownership of rapidly growing Lifted Made, which has received national recognition for its outstanding Urb Finest Flowers brand of hemp-derived delta 8 THC, CBD, CBN and CBG products. In connection with the name change, the company plans to request a new trading symbol that more closely relates to the new company name. We can give no assurances or guarantees that we will obtain governmental approvals for the name change.

Even if we change the name of our Company to a name that more properly reflects our focus on acquiring equity ownership interests in Canna-Infused Products Companies, such a name change may not be embraced by consumers or potential investors. This situation could materially negatively affect our Company and the trading price of our common stock.

We may not be able to properly market our cannabinoid-infused and nicotine products

Marketing our cannabinoid-infused and nicotine products properly will require a great deal of marketing expertise, an extensive and trained staff, and large amounts of marketing dollars. Our marketing expertise and experience is limited, our staff size and training is limited, and we lack large amounts of marketing dollars. A failure or inability to properly market our cannabinoid-infused and nicotine products could materially adversely affect our Company and the trading price of our common stock.

We may not be able to properly manage multiple businesses

We may not be able to properly manage multiple businesses in the cannabinoid-infused and nicotine products industries. Managing multiple businesses would be more complicated than managing a single line of business, and would require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses could materially adversely affect our Company and the trading price of our common stock.

We may not be able to successfully integrate new acquisitions

Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate or achieve synergies among those companies or assets. For example, we may need to integrate or coordinate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, accounting software, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration or coordination of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, accounting, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated Company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses could have a material adverse effect on our Company and the trading price of our common stock.

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in the nicotine, delta-8-THC, delta-9-THC, CBD, CBG, CBN and other cannabinoid-infused products industries or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on:  (i) may be viewed as being dangerous or illegal by the DEA or FDA, by state governments, or by other governmental or regulatory bodies and agencies; (ii) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (iii) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (iv) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (v) may have less predictable operating results; (vi) may from time to time be parties to litigation; (vii) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (viii) may require substantial additional capital to support their working capital, operations, expansion, marketing, research, or maintain their competitive position; and (ix) their financial statements may be unaudited, improperly prepared, and/or their internal financial controls may be inadequate or non-existent. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Future acquisitions may fail to perform as expected

Future acquisitions may fail to perform as expected, for many reasons, many of which may be unforeseen. For examples: information supplied to us regarding future acquisitions may be incomplete, inaccurate or misleading; we may overestimate future acquisitions’ cash flow, underestimate their costs, or fail to understand their risks; the management of future acquisitions may clash with our management or our board of directors, or may resign to pursue other interests; or future acquisitions may be crushed by larger and more experienced and financially stronger competitors. These risks could materially adversely affect our Company and the trading price of our common stock.

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

We may have insufficient resources to cover our debts, operating expenses, dividends owed on our preferred stock, and the expenses of raising money and consummating acquisitions

We have limited cash to cover our debts, business operating expenses, dividends owed on our preferred stock, and the expenses incurred in connection with money raising, performing due diligence and acquiring businesses, and the SEC filings and audit responsibilities associated with being a publicly traded company. If we do not have sufficient proceeds available to cover our expenses, we may be forced to attempt to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This could have a material adverse impact on our Company and on the trading price of our common stock.

We may not be able to identify good acquisitions in the future

There can be no assurance that we will be successful in locating acquisition candidates meeting our criteria in the future. In the event that we complete a future merger or acquisition transaction, of which there can be no assurance, our success, if any, will be dependent upon the operations, financial condition and management of the target company, and upon numerous other factors beyond our control. If the operations, profitability, financial condition or management of the target company were to be disrupted or otherwise negatively impacted following a transaction, our Company and our common stock price would be negatively impacted.

We may carry out actions that will not require our stockholders’ approval

The terms and conditions of any acquisition could require us to take actions that would not require our stockholders’ approval. In order to acquire certain companies or assets, we may issue additional shares of common or convertible preferred stock, or borrow money or issue debt instruments including debt convertible into capital stock. Not all of these actions would require our stockholders’ approval even if these actions dilute our stockholders’ economic or voting interests as shareholders.

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

We will have only a limited ability to evaluate the directors and management of potential acquisitions

We may make a determination that our current directors and officers should not remain, or should change or reduce their roles, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target companies. We cannot assure you that our assessment of these individuals will prove to be correct. This could have a material adverse effect on our Company and the trading price of our common stock.

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

RISK FACTORS RELATING TO ACCOUNTING AND INTERNAL FINANCIAL CONTROLS

Decreased effectiveness of stock options could adversely affect our ability to attract and retain employees

We expect to use stock options, warrants, and/or rights to purchase warrants to purchase common stocks as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and to provide competitive compensation packages. Volatility or lack of positive performance in our common stock price may adversely affect our ability to retain key employees or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options, warrants, and/or rights to purchase warrants to purchase common stock may have exercise prices in excess of our then-current common stock trading price, or may have expired worthless. To the extent these circumstances occur, our ability to retain employees may be adversely affected. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees. Any of these situations could materially adversely affect our Company and the trading price of our common stock.

ITEM 2.  PROPERTIES

Acquired Sales Corp. and Lifted own no real property.

Acquired Sales Corp. is currently provided rent-free office space by our President and CFO, William C. Jacobs, at 4227 Habana Avenue, Jacksonville, FL 32217.

Our subsidiary Lifted has outgrown its current 3,000 square foot leased premises in Zions Illinois. In December 2020, Lifted entered into five year lease for 11,238 square feet of manufacturing space in Kenosha, Wisconsin which is approximately nine miles from Lifted’s current facility in Zion, Illinois. Lifted anticipates using 100% of the newly leased space during 2021. Moving Lifted’s operations from Zion, Illinois to Kenosha, Wisconsin, is expected to help Lifted in a number of ways. Most importantly, Lifted will have more space for production. Lifted is trying to design the layout of the facility to efficiently maximize the space for manufacturing. The new building is also expected be more conducive to creativity and productivity, as there will be more space for the team. And, the aesthetics of the new building are inspiring and are a reflection of Lifted Made’s creativity and commitment to artistic excellence. The Kenosha building is owned by Nicholas S. Warrender, the Company’s COO and the CEO of Lifted. See Item 13, section entitled “Lease and Purchase Option of Primary Building Owned by Affiliate”.

Phone, Internet, Travel and Other Business Expenses; Medical Expenses

Pursuant to their employment agreements with Acquired Sales Corp. and Lifted: Acquired Sales Corp. pays or reimburses the phone, internet, travel and other business expenses of our Chief Executive Officer Gerard M. Jacobs, and of our President and Chief Financial Officer, William C. Jacobs, who is the son of Gerard M. Jacobs; Lifted pays or reimburses the phone, internet, travel and other business expenses of Acquired Sales Corp.’s Chief Operating Officer Nicholas S. Warrender; and Acquired Sales Corp. and Lifted also pay or reimburse the medical, vision and dental expenses of Gerard M. Jacobs, William C. Jacobs and Nicholas S. Warrender.

Lifted also pays the telephone bill of one of its independent contractors.

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

However, please refer to “The Lifted Made Business, Description of Legal Proceedings” above, for information about the one pending lawsuit that involves Lifted, in which Lifted is the defendant. Depending upon the outcome of this one pending lawsuit against Lifted, there could be a material adverse effect on Acquired Sales Corp’s business, financial condition and operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol AQSP on the OTCQX Best Market. Our shares trade infrequently and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock.

Sales Prices (1)
	High	Low
Year Ended December 31, 2020
4th Quarter	$4.04	$1.25
3rd Quarter	$2.80	$1.51
2nd Quarter	$2.85	$1.28
1st Quarter	$4.15	$2.25

Year Ended December 31, 2019
4th Quarter	$3.80	$2.50
3rd Quarter	$10.20	$3.75
2nd Quarter	$13.50	$1.49
1st Quarter	$1.75	$1.31

(1)The above table sets forth the range of high and low closing prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 30, 2021, a total of 9,763,236 shares of Acquired Sales Corp.’s common stock were outstanding and there were 264 holders of record of Acquired Sales Corp.’s common stock. 72,000 shares of Acquired Sales Corp.’s common stock are held in treasury.

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

As of March 14, 2021, in addition to our outstanding common stock, we have issued (a) options to purchase 1,151,698 shares of common stock at an exercise price of $2.00 per share, (b) warrants to purchase 403,921 shares of common stock at an exercise price of $1 per share, (c) warrants to purchase 6,000 shares of common stock at an exercise price of $5 per share, (d) rights to purchase warrants to purchase 2,625,000 shares of common stock at exercise prices ranging between $0.01 and $1.85 per share, (e) financing warrants to purchase 31,250 shares of common stock at an exercise price of $0.03 per share, and (f) warrants to purchase 2,295,000 shares of common stock at an exercise price of $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share: of these, rights to purchase warrants to purchase 1.25 million shares of our commons stock are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are not exercisable unless certain conditions and requirements are met.

Dividends

Dividends on Series A Convertible Preferred Stock – The Company has authorized 400,000 shares of its Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of common stock. The Series A Convertible Preferred Stock accrues dividends at the rate of 3% annually. The Series A Convertible Preferred Stock dividends are cumulative if the Company does not pay the dividends annually. The Series A Convertible Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series A Convertible Preferred Stock have no voting rights. The holders of the Series A Convertible Preferred Stock have voluntary conversion rights. Shares of Series A Convertible Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

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

On August 2, 2019, the Company filed a Form S-1 Series A Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. The second amended Series A Registration Statement has not yet been approved by the SEC.

As of December 31, 2020, the Company has accrued a liability of $145,561 as dividends payable to holders of the Series A Convertible Preferred Stock.

Dividends on Series B Convertible Preferred Stock – The Company has authorized 5,000,000 shares of its Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock may be converted into one share of common stock. The Series B Convertible Preferred Stock accrues dividends at the rate of 3% annually. The Series B Preferred Stock dividends are cumulative if the Company does not pay the dividends annually. The Series B Convertible Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $7.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series B Convertible Preferred Stock have no voting rights. The holders of the Series B Convertible Preferred Stock shall have voluntary conversion rights. Shares of Series B Convertible Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $9.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

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

On August 2, 2019, the Company filed a Form S-1 Series A Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. The second amended Series B Registration Statement has not yet been approved by the SEC.

As of December 31, 2020, the Company has accrued a liability of $5,782 as dividends payable to holders of the Series B Convertible Preferred Stock.

Dividends on Common Stock – We have never declared or paid a cash dividend to common stockholders, and do not foresee paying one in the near future. Any future decisions regarding dividends to our common stockholders will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends to our common stockholders in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends to our common stockholders, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends to our common stockholders, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

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

As discussed in our prior public filings, we have attempted to acquire one or more of the Mesolella/Jacobs Properties. The Mesolella/Jacobs Properties are parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to AQSP. One of the Mesolella/Jacobs Properties at one time was also partly owned by an affiliate of our Chief Executive Officer, Gerard M. Jacobs. Discussions among Messrs. Mesolella and Jacobs and our independent directors have made it highly likely that we will never purchase any of the Mesolella/Jacobs Properties.

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Convertible Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Convertible Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Convertible Preferred Stock will accrue an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Convertible Preferred Stock.

On June 28, 2019, the Company commenced a private placement to accredited investors, offering to sell up to 5,000,000 shares of Series B Convertible Preferred Stock convertible into 5,000,000 shares of our common stock at an exercise price of $5.00 per share. As of the date of this report, the Company has accepted subscriptions from accredited investors to purchase 100,000 shares of Series B Convertible Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company. The Series B Convertible Preferred Stock will accrue an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Convertible Preferred Stock.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our risk factors, financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Risk factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.

INTRODUCTION

Management's Discussion and Analysis (“MD&A”) of financial condition and results of operations is provided as a supplement to the accompanying financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

Basis of Presentation

Our Company has a history of recurring losses, which has resulted in an accumulated deficit of $17,141,175 as of December 31, 2020. Additionally, prior to acquisition of Lifted on February 24, 2020, our Company had no sources of revenue. These matters raise substantial doubt about our ability to continue as a going concern.

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

Overview

Please refer to “Description of the Business of Acquired Sales Corp.” under “ITEM 1. BUSINESS” for information.

Liquidity and Capital Resources

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2020 and December 31, 2019, as well as our Company’s cash flows for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Current Assets	$ 3,264,777	$ 4,594,512
Current Liabilities	2,308,722	189,243
Working Capital	956,055	4,405,269

For the Years Ended
December 31,
	2020	2019
Net Cash Used in Operating Activities	$ (338,036)	$ (611,502)
Net Cash Used in Investing Activities	$ (3,509,811)	$ (2,096,200)
Net Cash Provided by/(Used in) Financing Activities	$ (98,002)	$ 7,092,631

Comparison of the balance sheet at December 31, 2020 and December 31, 2019

At December 31, 2020, we had cash and cash equivalents of $439,080; in comparison, at December 31, 2019, we had cash and cash equivalents of $4,384,929. When the Company acquired 100% of the ownership of Lifted, a component of the Merger consideration was $3,750,000 cash paid to Nicholas S. Warrender; this payment to Nicholas S. Warrender was the primary driver of the change in cash and cash equivalents between December 31, 2019 and December 31, 2020.

At December 31, 2020, we also had a dividend receivable from Bendistillery, Inc. in the amount of $2,495; there was no dividend receivable from Bendistillery, Inc. recorded at December 31, 2019.

At December 31, 2020, we had prepaid expenses of $455,061 primarily related to prepaid inventory, prepaid payroll, prepaid workers compensation insurance and the prepayment of the OTCQX annual fee; in comparison, at December 31, 2019, we had prepaid expenses of $9,583 related to the prepayment of professional services and consulting fees.

At December 31, 2020, we had outstanding a loan receivable from SmplyLifted LLC in the amount of $293,750. This money was used to purchase inventory. There were no loans receivable from SmplyLifted LLC at December 31, 2019; SmplyLifted LLC did not exist at December 31, 2019.

At December 31, 2020, we had a note receivable from CBD Lion for $15,318. This is compared to a note receivable from CBD Lion for $200,000 that was outstanding at December 31, 2019.

Accounts receivable of $1,413,051, net of $5,743 allowance, were outstanding at December 31, 2020; this is compared to $0 in accounts receivable outstanding at December 31, 2019. Prior to acquiring 100% of Lifted on February 24, 2020, we did not own 100% of any other operating company, or recognize the revenue or accounts receivable of any operating subsidiary, so we did not have any accounts receivable at December 31, 2019.

At December 31, 2020, we had inventory of $641,195; this is compared to $0 in inventory at December 31, 2019. Prior to acquiring 100% of Lifted on February 24, 2020, we did not own 100% of any other operating company, or recognize the revenue or inventory of any operating subsidiary, so we did not have any inventory at December 31, 2019.

Total current assets at December 31, 2020 of $3,264,777 were adequate for us to fund current operations. In comparison, at December 31, 2019, we had total current assets of $4,594,512.

Our other assets include: goodwill of $22,292,767 related to the acquisition of Lifted on February 24, 2020; our $30,000 deposit at a law firm, as required by Lifted’s exclusive Girish GPO distribution agreement; and our investment of $195,571 in SmplyLifted. Both the $30,000 deposit and our investment in SmplyLifted were new in 2020. Lifted’s initial capital contribution to SmplyLifted LLC was $200,000 for a 50% membership interest; at December 31, 2020, this initial capital contribution was reduced by Lifted’s portion (50%) of SmplyLifted’s total loss in 2020. That is, Lifted recorded a $4,429 reduction in its investment in SmplyLifted LLC at December 31, 2020.

Our other assets at December 31, 2020 include our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200, and were the same total at December 31, 2019, and net fixed assets of $135,391. We did not have any fixed assets at December 31, 2019. We also had net intangible assets of $3,054 and a security deposit of $1,600 at December 31, 2020; we recognized no intangibles or security deposit at December 31, 2019. Lastly, at December 31, 2020, we recognized an operating lease right-of-use asset, net of right-of-use amortization of $35,650, of $7,705.

At December 31, 2020, current liabilities of $2,308,722 primarily consisted of deferred revenue of $1,096,120, management bonuses payable of $350,000, accounts payable and accrued expenses of $639,479, interest payable to Nicholas S. Warrender of $64,110, $145,561 in Series A convertible preferred stock dividends payable to preferred stockholders, and $5,782 in Series B convertible preferred stock dividends payable to preferred stockholders.

Current liabilities of $189,243 at December 31, 2019 consisted of $6,985 in accounts payable for professional fees, $31,500 in accounts payable to CBD Lion LLC for reimbursement of professional fees, $145,017 in Series A convertible preferred stock dividends payable to preferred stockholders, and $5,741 in Series B convertible preferred stock dividends payable to preferred stockholders.

The Company had an accumulated deficit of $17,141,175 and $15,392,552 as of December 31, 2020 and 2019, respectively.

Comparison of operations for the three months ended December 31, 2020 to the three months ended September 30, 2020

	For the Three Months Ended		For the Three Months Ended
	December 31,		September 30,
	2020	2019	2020	2019
Net Sales	$ 2,196,518	$ 0	$ 1,509,437	$ 0
Cost of Goods Sold	1,312,946	0	878,327	0
Gross Profit	883,572	0	631,110	0
Stock Compensation Expense	0	2,007	0	37,961
Selling, General and Administrative Expenses	43,081	13,325	40,568	12,825
Management Bonuses	0	0	0	0
Bank Charges and Merchant Fees	27,824	30	14,702	90
Bad Debt	2,915	0	94,251	0
Payroll, Consulting and Independent Contractor Expenses	211,851	30,000	275,149	45,000
Professional Fees	80,810	114,431	50,235	52,142
Advertising and Marketing	22,384	960	26,670	3,782
Depreciation and Amortization	5,245	0	5,092	0
Rent Expense	8,388	0	6,747	0
Warehouse & Lab Expenses (too small to capitalize)	5,433	0	3,974	0
Income/(Loss) From Operations	475,641	(160,753)	113,722	(151,800)
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(4,429)	0	0	0
Settlement Income/Gain on Settlement	12,500	0	0	0
Interest Expense	(19,281)	0	(19,281)	0
Warehouse Buildout Credits	600	0	600	0
Gain on Forgiveness of Debt	81,272	0	0	0
Dividend Income	2,495	0	0	0
Refund of Merchant Account Fees	0	0	0	0
Settlement Costs	0	0	0	0
Interest Income	733	12,369	782	5,334
Total Other Income/(Expenses)	73,890	12,369	(17,899)	5,334
Income/(Loss) Before Provision for Income Taxes
Provision for Income Taxes	-	-	-	-
Net Income/(Loss) Attributable to Acquired Sales Corp. common stockholders	$ 545,531	$ (148,384)	$ 95,823	$ (146,466)

Earnings/(Loss) Per Common Share Attributable to Acquired Sales Corp. common shareholders:
Basic	$ 0.06	$ (0.11)	$ 0.01	$ (0.06)
Diluted	$ 0.02	$ (0.11)	$ -	$ (0.06)

Weighted average number of common shares outstanding
Basic	6,463,301	2,726,669	6,460,236	2,597,302
Diluted	16,040,170	2,726,669	13,560,407	2,597,302

All of our sales are generated by our wholly-owned subsidiary Lifted; Acquired Sales Corp. as an entity by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery Inc., Ablis Holding Company or Bend Spirits, Inc.

Net sales increased from $1,509,437 to $2,196,518 in the third and fourth quarters of 2020, or 46%. During the quarter ended December 31, 2020, nicotine products, sanitizer and hemp and hemp-derived products made up approximately 11%, 0% and 89% of Lifted’s sales, respectively.

Income from operations increased from $113,722 to $475,641 in the third and fourth quarters of 2020, or 318%. Net income increased from $95,823 to $565,471 in the third and fourth quarters of 2020, or 473%.

Of the “Other Income” shown on the Consolidated Statements of Operations, for the quarter ended December 31, 2020, dividend income of $2,495 was earned solely by Acquired Sales Corp., and this was dividend was received from Bendistillery Inc. Acquired Sales Corp. by itself also recognized interest income of $684; this was comprised of $637 of imputed interest on the loan to CBD Lion, and $47 was interest earned on the balances in Acquired Sales Corp.’s bank accounts. Acquired Sales Corp. also recognized $6,985 in gain of forgiveness of debt related to the forgiveness of professional fees. Of the “Other Expenses” shown on the Consolidated Statements of Operations, for the quarter ended December 31, 2020, Acquired Sales Corp. by itself recognized interest expense of $18,904.

Of the “Other Income” shown on the Consolidated Statements of Operations, for the quarter ended December 31, 2020, Lifted recognized $4,429 in loss from its 50% membership interest in SmplyLifted LLC. This loss decreased Lifted’s investment in SmplyLifted $4,429, from $200,000 to $195,571. Lifted, by itself, also recognized $377 in interest expense, Zion warehouse buildout credits of $600, and $74,287 in gain on forgiveness of debt related to the forgiveness of payables to vendors, and settlement income of $12,500.

Comparison of the balance sheet at December 31, 2020 and September 30, 2020

Total current assets increased from $1,558,496 at September 30, 2020 to $3,264,777 at December 31, 2020. Primarily driving this change in current assets were: an increase of cash of $282,350, an increase of $438,428 in prepaid expenses primarily related to the purchase of inventory, a loan to SmplyLifted of $293,750, an increase in net accounts receivable from $652,558 at September 30, 2020 to $1,413,051 at December 31, 2020.

Total assets increased from $25,872,111 at September 30, 2020 to $27,827,065 at December 31, 2020. Primarily driving this change were a $30,000 deposit for the Girish GPO distribution agreement, a $195,571 investment in SmplyLifted, and an increase in net fixed assets from $107,198 at September 30, 2020 to $135,391 at December 31, 2020.

Total current liabilities increased from $815,325 at September 30, 2020 to $2,308,722 at December 31, 2020. Primarily driving this increase was $1,096,120 in deferred revenue at December 31, 2020, as compared to deferred revenue of $82,979 at September 30, 2020. Also, accounts payable and accrued expenses increased from $225,776 at September 30, 2020 to $639,479 at December 31, 2020. Interest payable to Nicholas S. Warrender also increased from $45,206 at September 30, 2020 to $64,110 at December 31, 2020. Lastly, preferred stock dividends payable increased from $99,042 at September 30, 2020 to $151,343 at December 31, 2020.

The company’s accumulated deficit decreased from $17,636,907 at September 30, 2020 to $17,141,175 at December 31, 2020.

Comparison of operations for the year ended December 31, 2020 to the year ended December 31, 2019

From the period February 24, 2020 (closing on Lifted) through December 31, 2020, the Company recognized net sales of $5,344,320. The Company did not generate revenue from continuing operations during the year ended December 31, 2019.

During the year ended December 31, 2020, nicotine products, sanitizer and hemp and hemp-derived products made up approximately 20%, 20% and 60% of Lifted’s sales, respectively.

Stock compensation expense of $1,393,648 was recognized during the year ended December 31, 2020. Of this, $733,499 related to the value of warrants issued to Gerard M. Jacobs upon the execution of his employment agreement on February 24, 2020, pursuant to the June 19, 2019 compensation agreement. The difference, $660,149, related to the value of warrants issued to William C. Jacobs upon the execution of his employment agreement on February 24, 2020, pursuant to the June 19, 2019 compensation agreement.

In comparison, stock compensation expense of $874,154 was recognized during the year ended December 31, 2019. Of this, $833,446 related to the value of 402,900 warrants to purchase unregistered shares of common stock of the Company issued to brokers for the capital raised for the Company by the brokers. The difference, $40,708, was the value of a total of 14,042 warrants to purchase unregistered shares of common stock of the Company, issued to two finders (7,021 warrants were issued to each finder) in regard to the purchase of 4.99% of the stock of Ablis. In comparison, stock compensation expense of $72,500 was recognized during the year ended December 31, 2018. As background: on April 1, 2018, we issued to director James S. Jacobs and to William C. Jacobs, then an independent contractor and now our President and Chief Financial Officer, rights to purchase warrants, for an aggregate purchase price of $2.00, an aggregate of 250,000 shares of common stock of the Company (40,000 to James S. Jacobs, and 210,000 to William C. Jacobs), at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. We recorded total stock compensation expense of $72,500 related to these rights to purchase warrants; this consists of $11,600 of stock compensation for the rights to purchase warrants issued to James S. Jacobs, and $60,900 of stock compensation for the rights to purchase warrants issued to William C. Jacobs.

Selling, general and administrative expenses were $133,951 for the year ended December 31, 2020, compared to $58,478 for the year ended December 31, 2019, an increase of $75,473. During the year ended December 31, 2020, selling, general and administrative expenses primarily consisted of office expenses, lab testing expense, repairs and maintenance. During the year ended December 31, 2019, selling, general and administrative expenses primarily consisted of meals and entertainment, phone/internet/hotspot expenses, office supplies and state filing fees.

In 2019, consulting and independent contractor fees consisted of the fees paid to the Company’s CEO Gerard M. Jacobs and to the Company’s President and CFO William C. “Jake” Jacobs. Consulting and independent contractor fees of $112,500 were paid during the year ended December 31, 2019.

Of the “Other Income” shown on the Consolidated Statements of Operations, for the year ended December 31, 2020, dividend income of $2,495 was earned solely by Acquired Sales Corp., and this was dividend was received from Bendistillery Inc. Acquired Sales Corp. by itself also recognized interest income of $7,924; this was comprised of $2,005 in interest receivable from CBD Lion which was subsequently written off, $2,112 in imputed interest on the loan to CBD Lion, and $3,807 in interest earned on the balances in Acquired Sales Corp.’s bank accounts. Acquired Sales Corp. also recognized $6,985 in gain of forgiveness of debt related to the forgiveness of professional fees. Of the “Other Expenses” shown on the Consolidated Statements of Operations, for the year ended December 31, 2020, Acquired Sales Corp. by itself recognized interest expense of $64,110 on the $3,750,000 note payable to Nicholas S. Warrender.

Of the “Other Income” shown on the Consolidated Statements of Operations, for the year ended December 31, 2020, Lifted recognized $4,429 in loss from its 50% membership interest in SmplyLifted LLC. This loss decreased Lifted’s investment in SmplyLifted $4,429, from $200,000 to $195,571. Lifted, by itself, also recognized $1,076 in interest expense, Zion warehouse buildout credits of $1,600, and $84,287 in gain on forgiveness of debt. This $84,287 is comprised of: forgiveness of the $10,000 Economic Injury Disaster Loan, and $74,287 in payables to vendors that were forgiven. Lifted also recognized settlement income of $12,500 and settlement costs of $97,000.

During the year ended December 31, 2020, the Company incurred a net loss of $1,534,589. In comparison, during the year ended December 31, 2019, the Company incurred a net loss of $1,236,105.

Net cash used in operating activities was $338,036 for the year ended December 31, 2020, compared to $611,502 net cash used in operating activities for the year ended December 31, 2019. Net cash used in operating activities in 2020 was primarily for the purchase of inventory. Offsetting the used cash were increases in accounts payable and accrued expenses and deferred revenue of $1,031,424. Net cash used in operating activities in 2019 was primarily for professional fees and independent contractor and consulting fees.

Net cash used in investing activities was $3,509,811 and $2,096,200 during the years ended December 31, 2020 and 2019, respectively. Net cash used in investing activities in 2020 primarily related to the net cash paid to Nicholas S. Warrender as part of the acquisition of Lifted, purchases of fixed assets, and a reduction of the CBD Lion note receivable as we received payments from CBD Lion. We also invested $200,000 into SmplyLifted LLC; this investment amount was reduced by SmplyLifted’s net loss in 2020. We also made loans totaling $293,750 to SmplyLifted LLC for the purchase of inventory. Net cash used in investing activities in 2019 related to our $399,200 investment in Ablis, our $1,497,000 investment in Bendistillery and Bend Spirits, and our $300,000 loan to CBD Lion LLC, of which $200,000 was outstanding at December 31, 2019.

Net cash used in financing activities was $98,002 during the year ended December 31, 2020. In comparison, net cash provided by financing activities was $7,092,631 during the year ended December 31, 2019.

Net cash decreased by $3,945,849 during the year ended December 31, 2020. In comparison, net cash increased by $4,384,929 during the year ended December 31, 2019.

As of December 31, 2019, we had no revenue-generating subsidiaries. The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2020 of $17,141,175. We plan to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company. Please note that on February 24, 2020, we acquired 100% of the ownership interests in Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids).

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

On February 17, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during calendar year 2020. Based upon the financial and non-financial information that was shared with Acquired Sales Corp. during that conference call, the management of Acquired Sales Corp. believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis, Bendistillery and Bend Spirits included, among other things: a 17% increase in sales in 2020 compared to 2019 at Bendistillery, expansion of Bendistillery’s business from restaurants and bars to liquor stores, positive employee morale since none of Bendistillery’s sales team was laid off during the pandemic, new clients of Bend Spirits expected to come online in 2021, and positive sales trends during recent months at Ablis including more direct-to-consumer sales. Moreover, in Oregon, bars and restaurants opened up to 25% capacity on February 12, 2021; historically, most of Ablis’ sales have come from bars and restaurants. Also, a new 17,000 square foot building is being built at Bendistillery’s headquarters, and pasteurization, canning and packaging are expected to be brought in house once the building is operational later in 2021; by bringing pasteurization, canning and packaging in house, management expects to save manufacturing time and costs and to internalize the profits from those functions. Also, Ablis’ management finished re-branding the brand this year, has cut operational costs, is in the process of launching new functional beverages, and is in discussions with some multi-state distributors to distribute Ablis beverages.

CBD Lion LLC

On August 8, 2019, the Company made an unsecured $300,000 loan (the “Loan”) to CBD Lion LLC (“Lion”) evidenced by a promissory note (the “Note”) in connection with the proposed Merger Agreement with Lion. Per the terms of the Note, if the Transaction did not close and the merger agreement were terminated, then the Loan was to be repaid by Lion to the Company in six equal monthly installments of principal, together with accrued interest at the rate of 6% per year, with the first such installment due and payable by Lion to the Company on the first day of the first calendar month following the termination of the merger agreement. The Merger Agreement was terminated by the Company on November 14, 2019 and the Note became payable. During December 2019, the principal of the Note was repaid by Lion down to $200,000, and Lion also paid the accrued interest on the Note of $6,945.

Due to termination of the Merger Agreement, and per Section 5.15(b) of the Merger Agreement, as of December 31, 2019 the Company owed CBD Lion $31,500 for reimbursement of professional fees related to the audit of CBD Lion.

This left Lion with a net balance owed to the Company of $168,500 as of December 31, 2019. In March 2020, Lion and the Company agreed that the repayment of such $168,500 will be made in eleven equal monthly installments of principal due and payable by Lion to the Company on the first day of each calendar month starting on April 1, 2020, and that no additional interest will accrue. As of the date of this Annual Report on Form 10-K, Lion has made all eleven payments of $15,318 leaving a Loan balance of $0 remaining. Imputed interest on the Loan during 2020 was $2,112.

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

However, please refer to “The Lifted Made Business, Description of Legal Proceedings” above, for information about the one pending lawsuit that involves Lifted, in which Lifted is the defendant. Depending upon the outcome of this one pending lawsuit against Lifted, there could be a material adverse effect on Acquired Sales Corp’s business, financial condition and operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2020 and December 31, 2019 begins on page F-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, William C. Jacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, William C. Jacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

During December 2020, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2020 was not effective. Management identified the following material weaknesses as of December 31, 2020:

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

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of December 31, 2020.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Series A Convertible Preferred Stock

We have designated 400,000 shares of Series A Convertible Preferred Stock of which 66,150 shares are currently issued and outstanding. Each share of Series A Preferred Stock may be converted into 100 shares of common stock. The Series A Convertible Preferred Stock accrues dividends at the rate of 3% annually. The Series A Convertible Preferred Stock dividends are cumulative if we do not pay the dividends annually. The Series A Convertible Preferred Stock dividends shall cease to accrue at such time as our Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series A Convertible Preferred Stock have no voting rights. The holders of the Series A Convertible Preferred Stock have voluntary conversion rights. Shares of Series A Convertible Preferred Stock are subject to Mandatory Conversion (in the discretion of the Company) at such time as our Common Stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

Series B Convertible Preferred Stock

We have designated 5,000,000 shares of Series B Convertible Preferred Stock of which 100,000 shares are currently issued and outstanding. Each share of Series B Preferred Stock may be converted into one share of common stock. The Series B Convertible Preferred Stock accrues dividends at the rate of 3% annually. The Series B Convertible Preferred Stock dividends are cumulative if we do not pay the dividends annually. The Series B Convertible Preferred Stock dividends shall cease to accrue at such time as our Common Stock has closed at $7.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series B Convertible Preferred Stock have no voting rights. The holders of the Series B Convertible Preferred Stock have voluntary conversion rights. Shares of Series B Convertible Preferred Stock are subject to Mandatory Conversion (in the discretion of the Company) at such time as our Common Stock has closed at $9.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 14, 2021:

Name	Age	Position
Gerard M. Jacobs, JD	65	Chairman of the Board, Chief Executive Officer and Secretary
Nicholas S. Warrender	31	Vice Chairman of the Board and Chief Operating Officer
Vincent J. Mesolella	71	Lead Outside Director
Joshua A. Bloom, MD	65	Director
James S. Jacobs, MD	67	Director
William C. "Jake" Jacobs, CPA	32	President, Chief Financial Officer and Treasurer
Richard E. Morrissy	65	Director
Kevin J. Rocio	57	Director
Robert T. Warrender II	68	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified.

Gerard M. Jacobs, J.D., age 65, is Chairman of our Board of Directors, Chief Executive Officer and Secretary of the Company.

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

Nicholas S. Warrender, age 31, is Vice Chairman of our Board of Directors and Chief Operating Officer of the Company. Nicholas S. Warrender founded Lifted Made in 2015 and has served as CEO since. Nicholas S. Warrender is an expert in brand design and development and has a degree in Communications with a focus on Business and Cinematography from Carthage College. Previously, Nicholas S. Warrender was a recruited high school basketball player and successful rapper, performing music shows at prestigious clubs, such as the Viper Room.

Vincent J. Mesolella, age 71, has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and Chief Executive Officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Joshua A. Bloom, M.D., age 65, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha, Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases, Critical Care Medicine and in Hospice and Palliative Care. He has been employed by Froedtert South (formerly known as United Hospital System) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom served on the board of directors of Kenosha Health Services Corporation from 1993 to approximately 2010 and the board of Hospice Alliance, Inc. since 1994 and Medical Director there since 1998. He also served on the board of the Beth Israel Sinai Congregation 1998 to 2014, where he served as the President from 2004 until 2010. We believe that Dr. Bloom’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

James S. Jacobs, M.D., age 67, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that Dr. Jacobs’ experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

William C. “Jake” Jacobs, CPA, age 32, is President, Chief Financial Officer and Treasurer of the Company. Effective as of February 27, 2019, the Board appointed Mr. Jacobs, the son of our Company’s Chief Executive Officer Gerard M. Jacobs, to serve as the President, Chief Financial Officer and Treasurer of the Company. Prior to becoming President, Chief Financial Officer and Treasurer of the Company, Mr. Jacobs served as an independent contractor for the Company for the past several years. Previously, Mr. Jacobs worked in the Assurance Division of Ernst & Young (doing business as EY), auditing both publicly traded and privately held companies. Mr. Jacobs graduated from the University of Southern California, with a double major in Accounting and Business Administration with a concentration in Finance. In 2015, Mr. Jacobs won a Gold Medal at the United States of America Snowboard and Freeski Association (USASA) National Championships in the Boardercross Snowboard Senior (23-29) Men’s division.

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

Kevin J. Rocio, age 57, has been a member of our board of directors since February 2020. Mr. Rocio is a seasoned award-winning real estate professional, including commercial, residential, finance and development. Mr. Rocio is a graduate of Elmhurst College and an immediate past board member of the Albany Park Community Center. In 2014, Mr. Rocio was accepted into the CCIM (Certified Commercial Investment Member) Institute, a recognized group of experts in the commercial and investment real estate industry. Most recent accolades received by Mr. Rocio include: the Chicago Defenders “Men of Excellence Award”, the Chicago Association of REALTORS Commercial Award, and the National Association of Realtors “National Commercial Award.”

Robert T. Warrender II, age 68, is the owner and founder of American Process Equipment, Inc. in Zion, IL. In 1993, Mr. Warrender founded American Process Equipment, Inc., which specializes in specialty pumps and related systems. Mr. Warrender has authored industry publications and technical papers for the pump industry and has served as a consultant to companies in related industries. Mr. Warrender attended the University of Wisconsin-Parkside. Mr. Warrender coached junior high school basketball for 20 years. Mr. Warrender is the father of Nicholas S. Warrender who currently serves as the Company’s Vice Chairman of the Board and Chief Operating Officer, and as the CEO of Acquired Sales Corp.’s wholly owned subsidiary Lifted Made.

There are no agreements or understandings for our officers or directors to resign at the request of another person, and neither our officers nor directors are acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Family Relationships

President and CFO William C. “Jake” Jacobs, CPA, is the son of Chairman and CEO Gerard M. Jacobs, J.D. Gerard M. Jacobs, J.D. and director James S. Jacobs, M.D. are brothers. Director Robert T. Warrender II is the father of Nicholas S. Warrender, Vice Chairman of the Board and Chief Operating Officer. There are no other family relationships among any of our officers or directors. One of Lifted’s independent contractors is Robert T. Warrender III, the brother of Nicholas S. Warrender, and the son of director Robert T. Warrender II.

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

Board Composition and Committees

Our board of directors is currently composed of eight members: Messrs. Gerard M. Jacobs, J.D. (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, M.D., James S. Jacobs, M.D., Richard E. Morrissy, Kevin J. Rocio and Robert T. Warrender II. Our board of directors has determined that Joshua A. Bloom, M.D., Richard E. Morrissy, Vincent J. Mesolella and Kevin J. Rocio are independent directors at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

Audit Committee and Audit Committee Financial Expert

We have an audit committee consisting of Joshua A. Bloom, M.D., Vincent J. Mesolella, Richard E. Morrissy and Kevin J. Rocio as members. We have not adopted an Audit Committee charter. Vincent J. Mesolella serves as our audit committee chairman and financial expert. Our audit committee performs the following functions including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

Board Meetings

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. In the year ended December 31, 2020, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

Nominating Committee

We have a nominating committee consisting of the following members: Joshua A. Bloom, M.D., Vincent J. Mesolella, Richard E. Morrissy and Kevin J. Rocio. Richard E. Morrissy is the nominating committee Chairman.

Investment Committee

Our board of directors has appointed an Investment Committee currently consisting of our Chief Executive Officer Gerard M. Jacobs, J.D., our President and Chief Financial Officer William C. Jacobs, CPA, and our Chief Operating Officer Nicholas S. Warrender.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executives

As of December 31, 2020, we did experience cash flow events as a result of cash payments to our CEO, Gerard M. Jacobs, to our President and CFO William C. "Jake" Jacobs, and to our COO Nicholas S. Warrender.

Gerard M. Jacobs, William C. Jacobs and Nicholas S. Warrender each earn base compensation from the Company at the rate of $100,000 per year. They are all also entitled to participate in a company-wide management bonus pool. They are all also entitled to reimbursement for all of their business-related expenses. Gerard M. Jacobs and William C. Jacobs are all also entitled to certain bonuses and warrants pursuant to their Compensation Agreements with the Company.

As of December 31, 2019, we did experience cash flow events as a result of cash payments to our CEO, Gerard M. Jacobs, and to payments to our President and CFO William C. "Jake" Jacobs. As of December 31, 2019, we did not experience cash flow events as a result of cash payments to our Chief Operating Officer Nicholas S. Warrender, who joined our company on February 24, 2020.

We have not provided retirement benefits or severance or change of control benefits to Gerard M. Jacobs, William C. "Jake" Jacobs, or Nicholas S. Warrender.

Name	Year	Gross Fees Earned or Paid in Cash ($)		Note Consideration ($)		Bonus ($)	Stock Awards ($)		Warrant Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, JD, CEO (1)	2020	$ 99,226	(A)	-		-	-		$1,280,768	(C)	-	-	-	-	$ 1,379,994
	2019	$ 52,500	(F)	-		-	-		-		-	-	-	-	$ 52,500

William C. "Jake" Jacobs, CPA,	2020	$ 94,226	(B)	-		-	-		$1,275,827	(D)	-	-	-	-	$ 1,370,053
President and CFO (2)	2019	$ 220,000	(G)	-		-	-				-	-	-	-	$ 220,000
						-
Nicholas S. Warrender, COO (3)	2020	$ 89,333	(E)	$ 3,750,000	(I)	-	$10,726,251	(I)	$ 547,269	(I)	-	-	-	-	$ 15,112,853
	2019	$ -	(H)	-		-	-		-		-	-	-	-	$ -

Notes

(A)In 2020, Gerard M. Jacobs earned $15,000 in consulting fees prior to signing his employment agreement dated February 24, 2020. Then, under his employment agreement from February 24, 2020 through December 31, 2020, Gerard M. Jacobs earned gross salary of $84,226.

(B)In 2020, William C. Jacobs earned $10,000 in consulting fees prior to signing his employment agreement dated February 24, 2020. Then, under his employment agreement from February 24, 2020 through December 31, 2020, William C. Jacobs earned gross salary of $84,226. As of December 31, 2020, William C. Jacobs, a Florida resident, was owed $2,475 from the State of Illinois for money mistakenly taken out of his paychecks and paid to the State of Illinois for Illinois income tax.

(C)In 2020, Gerard M. Jacobs' Warrant Awards consisted of:

(1) Five-year warrants to purchase 250,000 shares of common stock of AQSP exercisable at $5.00 per share, worth $733,499, issued to Gerard M. Jacobs upon the execution of an employment agreement on 2/24/2020 (pursuant to the 6/19/19 Compensation Agreement). We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.21%, estimated future volatility of 361.49%, and an estimated life of 2.5 years.

(2) A warrant to purchase 200,000 shares of common stock, exercisable at $5 per share, issued to Gerard M. Jacobs as part of the consideration of the Lifted acquisition, valued at $547,269. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(D)In 2020, William C. Jacobs' Warrant Awards consisted of:

(1) The expensing of five-year warrants to purchase 225,000 shares of common stock exercisable at $5.00 per share, worth $660,149 issued to Gerard M. Jacobs upon the execution of an employment agreement on 2/24/2020 (pursuant to the 6/19/19 Compensation Agreement). We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.21%, estimated future volatility of 361.49%, and an estimated life of 2.5 years.

(2) A warrant to purchase 225,000 shares of common stock, exercisable at $5 per share, issued to William C. Jacobs as part of the consideration of the Lifted acquisition, valued at $615,678. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(E)Under his employment agreement from February 24, 2020 through December 31, 2020, Nicholas S. Warrender earned gross salary of $89,333.

(F)Historically, our Chief Executive Officer Gerard M. Jacobs did not receive cash compensation. Effective as of June 19, 2019 through the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) on February 24, 2020, the Company paid Gerard M. Jacobs consulting fees of $7,500 per month.  Effective February 24, 2020, Gerard M. Jacobs runs the Company’s operations on a full time basis as the Company's Chief Executive

Officer pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above. Gerard M. Jacobs is also entitled to certain warrants and bonuses pursuant to his compensation agreement with the Company. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement" above.

Unexercised options or warrants issued as compensation held by our Chief Executive Officer at the years ended December 31, 2019 and 2020 are set out in the table below title “Outstanding Equity Awards At Fiscal Year End”. No equity awards were made to Gerard M. Jacobs during 2019. Equity awards were made to Gerard M. Jacobs during 2020.

There were financing warrants issued to Gerard M. Jacobs in 2019 for working capital loans that Gerard M. Jacobs made to the Company in those years. Please refer to the section “Operating Loans 2019” below under the section titled “ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE”.

(G)Historically, our President and CFO William C. “Jake” Jacobs has worked for $5,000 per month. Effective as of June 19, 2019 through the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) on February 24, 2020, the Company paid William C. "Jake" Jacobs consulting fees of $5,000 per month. Effective February 24, 2020, William C. "Jake" Jacobs serves as the Company's President and CFO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above. William C. "Jake" Jacobs is also entitled to certain warrants and bonuses pursuant to his compensation agreement with the Company, described above. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement" above.

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

(H)We did not experience any cash flow events during 2019 as a result of payments to our Chief Operating Officer, Nicholas S. Warrender, who joined our Company on February 24, 2020. Effective February 24, 2020, Nicholas S. Warrender serves as the Company's COO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above.

(I)The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants"). Of the Warrants, a warrant to purchase 200,000 shares of common stock were issued to Nicholas S. Warrender. This warrant was valued at $547,269. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

The 3,900,455 shares of unregistered common stock of the Company issued to Nicholas S. Warrender were valued as of January 7, 2020 (date of entering into the Agreement and Plan of Merger). These 3,900,455 shares of unregistered common stock of the Company were valued at $10,726,251.

The Promissory Note, payable jointly by the Company and Lifted to Nicholas S. Warrender, is in the principal amount of $3,750,000. The Promissory Note is secured by all of the assets of the Company and Lifted, and by a pledge of all of the common stock of Lifted, Ablis, Bendistillery and Bend Spirits that are owned by the Company. The Promissory Note accrues interest at the rate of 2% annually, and has a term of five years, subject to mandatory partial prepayment using 50% of all capital raised by the Company other than capital raised in connection with two potential acquisitions in Wisconsin, and subject to mandatory full prepayment if and when Lifted achieves an aggregate post-Closing EBITDA of

$7,500,000. Lifted will not be using any of the loan or grant money that Lifted has received from the SBA to make any payments on the Promissory Note payable jointly by the Company and Lifted to Nicholas S. Warrender.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal years ended December 31, 2020 and 2019.

Name	Year	Gross Fees Earned or Paid in Cash ($)		Note Consideration ($)	Bonus ($)	Stock awards ($)		Warrant Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, JD, Chairman	2020	$ 99,226	(A)			-		$ 1,280,768	(A)					$ 1,379,994
	2019	$ 52,500	(A)			-				-	-	-	-	$ 52,500
Nicholas S. Warrender, Vice Chairman	2020	$ 89,333	(B)	$ 3,750,000		$ 10,726,251	(B)	$ 547,269	(B)					$ 15,112,853
	2019	-												$ -
Vincent J. Mesolella, Lead Outside Director	2020	$ 172	(C)			-		$ 273,635	(D)	-	-	-	-	$ 273,807
	2019	-				-				-	-	-	-	$ -
Joshua A. Bloom, MD, Director	2020							$ 136,817	(E)					$ 136,817
	2019	-				-				-	-	-	-	$ -
James S. Jacobs, MD, Director	2020							$ 136,817	(F)					$ 136,817
	2019	-				-				-	-	-	-	$ -
Richard E. Morrissy, Director	2020	-				-		$ 136,817	(G)	-	-	-	-	$ 136,817
	2019	-				-				-	-	-	-	$ -
Kevin J. Rocio, Director	2020	-				-		$ 136,817	(H)	-	-	-	-	$ 136,817
	2019	-				-				-	-	-	-	$ -
Robert T. Warrender II, Director	2020	-				-		$ 273,635	(I)	-	-	-	-	$ 273,635
	2019	-				-				-	-	-	-	$ -

(A)Please refer to the section above “Compensation of Executives” for information about Gerard M. Jacobs’ compensation in 2020 and 2019.  Note: this compensation is compensation in connection with the merger and for serving as an executive officer of the company. None of this compensation is considered compensation for serving as a director.

(B)Please refer to the section above “Compensation of Executives” for information about Nicholas S. Warrender’s compensation in 2020 and 2019.  This compensation is compensation in connection with the merger and for serving as an executive officer of the company. None of this compensation is considered compensation for serving as a director.

(C)During the year ended December 31, 2020, $172 in commissions were paid to Vincent J. Mesolella, Acquired Sales Corp.’s lead outside director.

(D)The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants"). Of the Warrants, a warrant to purchase 100,000 shares of common stock were issued to Vincent J. Mesolella. This warrant was valued at $273,635. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(E)The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants"). Of the Warrants, a warrant to purchase 50,000 shares of common stock were issued to Joshua A. Bloom. This warrant was valued at $136,817. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(F)The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants"). Of the Warrants, a warrant to purchase 50,000 shares of common stock were issued to James S. Jacobs. This warrant was valued at $136,817. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(G)The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants"). Of the Warrants, a warrant to purchase 50,000 shares of common stock were issued to Richard E. Morrissy. This warrant was valued at $136,817. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(H)The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants"). Of the Warrants, a warrant to purchase 50,000 shares of common stock were issued to Kevin J. Rocio. This warrant was valued at $136,817. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(I)The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants"). Of the Warrants, a warrant to purchase 100,000 shares of common stock were issued to Robert T. Warrender II. This warrant was valued at $273,635. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

Compensation Discussion and Analysis

Employment Agreements

Acquired Sales Corp. has entered into long-term employment agreements with Nicholas S. Warrender, William C. "Jake" Jacobs, and Gerard M. Jacobs, pursuant to which each of them is entitled to $100,000 in base salary and an annual bonus stemming from the Company’s cash management bonus pool.

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

Compensation Committee

Two of our directors, Chief Executive Officer Gerard M. Jacobs and Chief Operating Officer Nicholas S. Warrender, and our President and CFO William C. "Jake" Jacobs, have entered into employment agreements with the Company. See "Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements" above. In the future, it is possible that other directors may serve us in another capacity and may receive compensation from us in connection with that service. We have a compensation committee consisting of Joshua A. Bloom, M.D., Vincent J. Mesolella, Richard E. Morrissy, and Kevin J. Rocio as members. Joshua A. Bloom, M.D. serves as the committee’s chairman.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for our Chief Executive Officer outstanding as of December 31, 2020. The options are exercisable at the respective prices listed below.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, the Company has 9,763,236 shares of common stock issued and outstanding.

Name	Number of Series A Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Series B Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage	Options/ Warrants Owned	Overall Voting Power	Overall Voting Power (%)
Nicholas S. Warrender (1)	-	0.00%	-	-	3,900,455	63.27%	200,000	4,100,455	32.25%
Gerard M. Jacobs (2)	-	0.00%	-	-	451,823	7.33%	2,307,948	2,759,771	21.71%
ZIE Partners LLC (3)	25,000	100.00%	-	-	-	0.00%	-	2,500,000	19.66%
William C. "Jake" Jacobs, CPA (4)	-	0.00%	-	-	400,000	6.49%	450,000	850,000	6.69%
Thomas W. Hines, CPA CFA (5)	-	0.00%	-	-	540,000	0.00%	100,000	640,000	5.03%
Vincent J. Mesolella (6)	-	0.00%	-	-	32,862	0.53%	605,000	637,862	5.02%
Daniel F. Terry, Jr. (7)	-	0.00%	-	-	500,000	8.11%	-	500,000	3.93%
Roberti Jacobs Family Trust (8)	-	0.00%	-	-	181,623	2.95%	-	181,623	1.43%
James S. Jacobs, M.D. (9)	-	0.00%	-	-	79,500	1.29%	75,000	154,500	1.22%
Joshua A. Bloom, M.D. (10)	-	0.00%	-	-	50,000	0.81%	80,000	130,000	1.02%
Richard E. Morrissy (11)	-	0.00%	-	-	25,000	0.41%	80,000	105,000	0.83%
Kevin J. Rocio (12)	-	0.00%	-	-	-	0.00%	50,000	50,000	0.39%
Robert T.Warrender II (13)	-	0.00%	-	-	4,000	0.06%	100,000	104,000	0.82%
Total of All Officers, Directors, and Affiliates as a group (13 persons and/or entities)	25,000	100.00%	0	0.00%	6,165,263	91.24%	4,047,948	12,713,211	100.00%

Total Officers and Directors as a group (9 persons) (14)	0		0		5,125,263		3,947,948	9,073,211

(1)Nicholas S. Warrender serves as Vice Chairman and Chief Operating Officer, and he owns 3,900,455 shares of Acquired Sales Corp.'s common stock.  The address for Nicholas S. Warrender is 5511 95th Avenue, Kenosha, WI 53144. Mr. Warrender also owns a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share. At the closing of the Lifted Merger, 645,000 shares of unregistered common stock of the Corporation were designated as contingent deferred compensation (the "Deferred Contingent Stock") to certain persons specified by Mr. Warrender in a schedule delivered by him to the Corporation at the closing of the Merger (the "Deferred Contingent Stock Recipients"); Mr.  Warrender was not one of the specified Deferred Contingent Stock Recipients, but subject to certain conditions and contingencies, some or all of such Deferred Contingent Stock may be forfeited by the Deferred Contingent Stock Recipients, and in such case such forfeited Deferred Contingent Stock will be issued to Mr. Warrender as additional Merger consideration.

(2)The address for Mr. Gerard M. Jacobs is 4227 Habana Avenue, Jacksonville, FL  32217. Mr. Gerard M. Jacobs, our Chairman, Chief Executive Officer, and Secretary, has voting control over the following: (a) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (b) 100,000 Company shares owned by his affiliate Miss Mimi Corporation; (c) 170,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (d) 200 shares owned by his wife; (e) 605,000 options at $2.00 per share, the vesting of which occurred upon the closing of the merger with Cogility; (f) 471,698 options at $2.00 per share (originating from Cogility); (g) 750,000 warrants at $0.01 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00; and (h) 31,250 financing warrants at $0.03 per share. Also, simultaneously with the execution of an employment agreement, Acquired Sales Corp. issued to Gerard M. Jacobs or his designee(s) five-year warrants giving Gerard M. Jacobs or his designee(s) the right to purchase 250,000 shares of common stock of Acquired Sales Corp. exercisable at $5.00 per share, vesting upon the closing of Acquired Sales Corp.'s acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. The Company has issued to Mr. Jacobs rights to purchase 750,000 warrants at $1.85 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Vincent J. Mesolella, a Director of the Company; the Company has no intention to acquire any of such real estate properties, so these warrants are not included in the table above. Gerard M. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(3)Christian Zann is the Manager of ZIE Partners LLC. The address for ZIE Partners LLC is 1300 N. State Pkwy Apt. 1201, Chicago, IL 60610. ZIE Partners LLC owns 25,000 shares of Acquired Sales Corp.'s Series A Preferred Stock, convertible into 2,500,000 shares of Acquired Sales Corp.'s common stock.

(4) The address of William C. “Jake” Jacobs, CPA, is 4227 Habana Avenue, Jacksonville, FL  32217. Mr. Jacobs owns 200,000 shares of common stock of the Company. Also, simultaneously with the execution of an employment agreement, Acquired Sales Corp. issued to William C. Jacobs or his designee(s) five-year warrants giving William C. Jacobs or his designee(s) the right to purchase 225,000 shares of common stock of Acquired Sales Corp. exercisable at $5.00 per share, vesting upon the closing of Acquired Sales Corp.'s acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. William C. Jacobs was one of the specified Deferred Contingent Stock Recipients and received 200,000 shares of Deferred Contingent Stock. William C. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 225,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(5) The address for Thomas W. Hines, CPA CFA, is 13540 Meadowgrass Dr. Ste 100, Colorado Springs, CO 80921. Mr. Hines owns 540,000 shares of our common stock. Thomas W. Hines was also one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(6)The address for Mr. Vincent J. Mesolella is 27 Paddock Drive, Lincoln, Road Island 02865. Mr. Mesolella has voting control over the following: (a) 32,862 shares of our common stock; (b) 5,000 options at $2.00 per share; and (c) the right to purchase from the Company 500,000 warrants at $0.01 per share for an aggregate consideration of $1.00. The Company has issued to Mr. Mesolella rights to purchase 500,000 warrants at $1.85 per share, which Mr. Mesolella or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Mr. Mesolella; the Company has no intention to acquire any of such real estate properties, so these warrants are not included in the table above. Vincent J. Mesolella was also one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(7) The address for Mr. Daniel F. Terry, Jr., is 849 Glitter Glen Ct., Las Vegas, NV 89123. Mr. Daniel F. Terry owns 500,000 shares of our stock.

(8) The address for the Roberti Jacobs Family Trust is 4227 Habana Avenue, Jacksonville, FL  32217. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Mr. Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Gerard M. Jacobs is one of the grantors of the trust corpus, William C. “Jake” Jacobs currently is the trustee, and Gerard M. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust owns 181,623 shares.

(9) The address for Dr. James S. Jacobs is 1785 Krameria Street, Denver, Colorado 80220. Dr. James S. Jacobs owns 79,500 shares of stock. He or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Dr. James S. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(10) The address for Dr. Joshua A. Bloom is 1520 South Main Street, Racine, Wisconsin 53403. Dr. Joshua A. Bloom owns 50,000 shares of stock. He also owns: (a) options to purchase 5,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Dr. Joshua A. Bloom was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(11) The address for Mr. Richard E. Morrissy is 117 South Euclid Avenue, Oak Park, Illinois 60302. Mr. Richard E. Morrissy owns 25,000 shares of stock. He also owns: (a) options to purchase 5,000 shares of our common stock at $2.00 per share; and (b) he or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Mr. Richard E. Morrissy was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(12) The address for Mr. Kevin J. Rocio is 4257 Stableford Lane, Naperville, IL 60564. Mr. Kevin J. Rocio was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(13) The address for board member Mr. Robert T. Warrender II is 5511 95th Avenue, Kenosha, WI 53144. Mr. Robert T. Warrender II owns 4,000 shares of common stock of the Company. Mr. Robert T. Warrender II was also one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(14) Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust and Mr. Gerard M. Jacobs and his affiliate Miss Mimi Corporation, and his spouse, collectively total 2,759,771 shares (which total includes unexercised options, warrants and the right to purchase warrants to purchase shares of our common stock, all of which may be exercised at any time in the discretion of the holder or his designee; but which total excludes the right to purchase warrants to purchase an aggregate of 750,000 shares of our common stock, which may not be exercised until a required performance contingency is met, which the Corporation does not expect will occur) which may be voted together (without any double counting). The other directors hold a total of 5,127,317 shares (which total includes unexercised options, warrants and rights to purchase warrants to purchase shares of our common stock which may be exercised at any time in the discretion of the holder or his designee; but which total excludes the right to purchase warrants to purchase an aggregate of 500,000 shares of our common stock, which may not be exercised until a required performance contingency is met, and which the Corporation does not expect will occur) which may be voted together (without any double counting).

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

Lease and Purchase Option of Primary Building Owned by Affiliate

On December 18, 2020, Lifted entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Landlord”) for office, laboratory and warehouse space located in a building at 5511 95th Avenue, in the City of Kenosha, State of Wisconsin (the “Premises”).  The Landlord is an entity owned by Nicholas S. Warrender, the Company’s COO and the CEO of Lifted and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares which is 60.14% of the Company’s outstanding common stock. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, Mr. Warrender is able to benefit through his entity 95th Holdings, LLC by receiving rent and by eventually selling the Premises to Lifted.

The purpose of the Lease is to replace Lifted’s current 3,300 square foot leased manufacturing facility and warehouse located in Zion, Illinois, as well as the space that Lifted has been temporarily using located adjacent to that rented space. Lifted is currently building out the newly-leased space in Kenosha, and hopes to move into that space sometime during the first quarter of 2021.

Under the terms of the “triple-net” Lease, starting on January 1, 2021, Lifted has leased approximately 11,238 square feet at the Premises at $6.13 per square foot per year in base rent ($68,888.94 in 2021), which is subject to a 2% increase in base rent each year, plus certain operating expenses and taxes. The Lease will continue until midnight on the fifth anniversary date of the commencement date of the Lease, which is January 1, 2026. Lifted shall have the right to extend the original five year term of the Lease for one extension period of two years, commencing upon the expiration of the original term.  Lifted and Landlord are required to execute an “Amendment of Extension” prior to six months before the expiration of the original term.

Under the terms of the lease, the tenant, Lifted, has the option to purchase the property at any time prior to December 31, 2025, and in any event, Lifted is obligated to purchase the property on or before that date. Pursuant to the Lease, in all cases Lifted’s purchase price for the Premises shall be in an amount equal to the greater of: (1) the fair market value of the Premises at the time Lifted purchases the Premises; or (2) any remaining principal balance of any purchase-money mortgage for the Premises existing at the time of the closing of Lifted’s purchase, plus the corresponding amount identified in the Additional Purchase Price Schedule attached as Exhibit B to the Lease, which is an additional amount ranging between $300,000 and $375,000 based on the number of years that have passed between the commencement of the Lease and the purchase of the Premises by Lifted.

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

Investment in Series A Preferred Stock – Thomas W. Hines

On February 27, 2019, former director Thomas W. Hines purchased 5,400 shares of our Series A Preferred Stock convertible into 540,000 shares of our common stock at $1.00 per share.

Investment in Series A Preferred Stock – Reginald Carnick

On February 27, 2019, Reginald Carnick purchased 3,500 shares of our Series A Preferred Stock convertible into 350,000 shares of our common stock at $1.00 per share.

Investment in Series A and Series B Preferred Stock – Elana Knight

On March 21, 2019, Elana Knight purchased 2,500 shares of our Series A Preferred Stock convertible into 250,000 shares of our common stock at $1.00 per share.

On May 13, 2019, Elana Knight purchased 1,500 shares of our Series A Preferred Stock convertible into 150,000 shares of our common stock at $1.00 per share.

On July 24, 2019, Elana Knight purchased 60,000 shares of our Series B Preferred Stock convertible into 60,000 shares of our common stock at $5.00 per share.

Investment in Series A Preferred Stock – ZIE Partners LLC

On May 9, 2019, ZIE Partners LLC purchased 25,000 shares of our Series A Preferred Stock convertible into 2,500,000 shares of our common stock at $1.00 per share.

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

Acquisition of Real Estate in Rhode Island

As discussed in our prior public filings, we have attempted to acquire one or more parcels of real estate in Rhode Island, referred to as the Mesolella/Jacobs Properties that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to the Company. One of the Mesolella/Jacobs Properties at one time was also partly owned by an affiliate of our Chief Executive Officer, Gerard M. Jacobs. Discussions among Messrs. Mesolella and Jacobs and our independent directors have made it highly likely that we will never purchase any of the Mesolella/Jacobs Properties.

Note Payable to Affiliate Secured by All of Company’s Assets

A large portion of the cash consideration paid by the Company to acquire Lifted was paid via a $3,750,000 Promissory Note payable to Nicholas S. Warrender, the Company’s COO and the CEO of Lifted and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares which is 60.14% of the Company’s outstanding common stock. The $3,750,000 Promissory Note is secured in favor of Mr. Warrender with of the Company’s assets.  These assets include all of the common stock of Lifted, and the common stock that we own of Ablis, Bendistillery and Bend Spirits. If we fail to repay the Promissory Note, Mr. Warrender would be entitled to commence proceedings likely to result in seizure and sale of our assets. The result would be catastrophic for the Company and would likely result in a total loss of the value of our stock and would be detrimental to the Company’s ability to survive.

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

Our management has reviewed the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exceptions of Gerard M. Jacobs, J.D., Dr. James S. Jacobs, Nicholas S. Warrender, and Robert T. Warrender II, is an “independent director”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 16, 2018, the Company engaged Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm.

The head of the Company’s Audit Committee and the Company’s CEO sign engagement letters with Fruci before Fruci does any audit or tax-related work for the Company. Fruci was approved to provide audit and tax services for the Company for the years ended December 31, 2019 and 2020.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

For the year ended December 31, 2020:	For the year ended December 31, 2019:
Audit Fees: $45,500	Audit Fees: $18,100
Audit-Related Fees: $2,500	Audit-Related Fees: $4,950
Tax Fees: $3,250	Tax Fees: $2,000
All Other Fees: None	All Other Fees: None

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

Form 8-KSeptember 9, 2020

5.02Departure of Thomas W. Hines as a Director and Election of Robert T. Warrender, II as a Director

Form 8-KOctober 13, 2020

5.02Departure of Michael D. McCaffrey as a Director

Form S-1/ADecember 10, 2020

*3.1	Articles of Incorporation dated December 12, 1985
*3.2	Amended Articles of Incorporation Dated July 1992
*3.3	Amended Articles of Incorporation Dated November 1996

*3.4	Amended Articles of Incorporation Dated June 1999
*3.5	Amended Articles of Incorporation Dated January 25, 2006
*3.6	Amended Bylaws
5.1	Opinion of David S. Hunt, P.C.
**10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
***10.56

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

* Filed with Form 10SB12G - Registration of securities on March 23, 2007

** previously filed with Form 8-K on June 26, 2019

*** previously filed with Form 8-K on January 8, 2020

Form 8-KDecember 22, 2020

10.58Lease From 95th Holdings, LLC Landlord to Lifted Liquids, Inc. Tenant as of December 15, 2020

Form 8-KJanuary 6, 2021

10.58Acquired Sales Corp. presentation dated January 2021

This Form

10-KMarch 31, 2021

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

Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

Principal Executive Officer

Date: March 31, 2021

By: /s/ William C. “Jake” Jacobs, CPA

William C. “Jake” Jacobs, CPA, President, Chief Financial Officer and Treasurer

Principal Financial Officer

Date: March 31, 2021

/s/ Nicholas S. Warrender

Nicholas S. Warrender

Director

Date: March 31, 2021

/s/ Vincent J. Mesolella

Vincent J. Mesolella

Director

Date: March 31, 2021

/s/ Joshua A. Bloom, M.D.

Joshua A. Bloom, M.D.

Director

Date: March 31, 2021

/s/ James S. Jacobs, M.D.

James S. Jacobs, M.D.

Director

Date: March 31, 2021

/s/ Richard E. Morrissy

Richard E. Morrissy

Director

Date: March 31, 2021

/s/ Kevin J. Rocio

Kevin J. Rocio

Director

Date: March 31, 2021

/s/ Robert T. Warrender II

Robert T. Warrender II

Director

Date: March 31, 2021

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Acquired Sales Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acquired Sales Corp. (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a history of recurring losses which resulted in an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investments

Description of the Critical Audit Matter

As discussed in Note 4 to the consolidated financial statements, the Company has investments in several entities which require the Company to periodically evaluate potential impairment by assessing whether the carrying value of the investments exceeds their fair value. Auditing management’s analysis includes tests that are complex and highly judgmental due to the estimation required to determine the fair value of each of the underlying investees.  In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among others.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1.Obtain and test management assumptions and analysis.

2.Obtain and review the financial position and operating result data of the investee entities.

3.Assess management’s key indicators regarding operating results, including analysis of revenue growth rates, profit growth, and future strategic plans.

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 7 to the consolidated financial statements, the Company recognized $22million of goodwill during 2020, related to consideration paid for the acquisition of Lifted Made. The Company performed an annual impairment assessment as of December 31, 2020.

Auditing management's goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the goodwill and underlying business unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, revenue growth rate, and operating costs, which are impacted by expectations about future market and economic conditions.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of goodwill consisted of the following, among others:

1.Obtain and review management’s analysis and projections of future growth rates, including assessing methodologies and testing significant assumptions underlying the data.

2.Assess the historical basis for estimates of future operating results, including data based on our audit results.

3.Review subsequent operational results, growth plans, and contracts supporting financial projections.

We have served as the Company’s auditor since 2018. Spokane, Washington
March 31, 2021

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$ 439,080	$ 4,384,929
Dividend Receivable from Bendistillery, Inc.	2,495
Prepaid Expenses	455,061	9,583
Loan to SmplyLifted LLC	293,750
IL Income Tax Receivable	2,715
Interest Receivable	2,112	-
Note Receivable from CBD LION	15,318	200,000
Accounts Receivable, net of $5,743 allowance in 2020	1,413,051	-
Inventory	641,195	-
Total Current Assets	3,264,777	4,594,512
Goodwill	22,292,767	-
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Deposit for Girish GPO Distribution Agreement	30,000
Investment in SmplyLifted LLC	195,571
Fixed Assets, less accumulated depreciation of $14,361 in 2020	135,391	-
Intangible Assets, less accumulated amortization of $1,390 in 2020	3,054	-
Security Deposit	1,600	-
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $35,650 in 2020	7,705	-
Total Assets	$ 27,827,065	$ 6,490,712
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	7,670	-
Deferred Revenue	1,096,120	-
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	100,000	-
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	250,000	-
Management Bonuses Payable - Related Party	350,000	-
Accounts Payable and Accrued Expenses	639,479	38,485
Interest Payable - Related Party
Interest - Payable to Nicholas S. Warrender	64,110	-
Interest Payable - Related Party	64,110	-
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	145,561	145,017
Series B Convertible Preferred Stock Dividends Payable	5,782	5,741
Preferred Stock Dividends Payable	151,343	150,758
Total Current Liabilities	$ 2,308,722	$ 189,243
Non-Current Liabilities
Paycheck Protection Program Loan	149,623	-
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	$ 3,750,000	$ -
Total Non-Current Liabilities	$ 3,899,623	$ -
Total Liabilities	$ 6,208,345	$ 189,243
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized;
out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2020, and 66,150 shares of Series A Convertible Preferred Stock were issued or outstanding at December 31, 2019; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 100,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2020, and 100,000 shares of Series B Convertible Preferred Stock were issued or outstanding at December 31, 2019

	166	166
Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,485,236 shares issued and outstanding at December 31, 2020, and 2,726,669 shares outstanding at December 31, 2019	6,485	2,727
Treasury Stock (Purchase of 36,000 shares of common stock at $0.95/share)	(34,200)
Additional Paid-in Capital	38,787,444	21,691,128

Accumulated Deficit	(17,141,175)	(15,392,552)
Total Shareholders' Equity (Deficit)	21,618,720	6,301,469
Total Liabilities and Shareholders' Equity	$ 27,827,065	$ 6,490,712

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019
Net Sales	$ 5,344,320	$ 0
Cost of Goods Sold	3,407,430	0
Gross Profit	1,936,890	0
Stock Compensation Expense	1,393,648	874,154
Selling, General and Administrative Expenses	133,951	58,478
Bank Charges and Merchant Fees	48,814	130
Management Bonuses	350,000	0
Bad Debt	124,802	0
Payroll, Consulting and Independent Contractor Expenses	809,966	112,500
Professional Fees	374,489	211,543
Advertising and Marketing	115,102	6,126
Depreciation and Amortization	16,385	0
Rent Expense	22,068	0
Warehouse & Lab Expenses (too small to capitalize)	66,033	0
Income/(Loss) From Operations	(1,518,368)	(1,262,931)
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(4,429)	0
Settlement Income/Gain on Settlement	12,500	29,196
Interest Expense	(65,186)	(27,998)
Dividend Income	2,495	0
Warehouse Buildout Credits	1,600	0
Gain on Forgiveness of Debt	91,272	0
Refund of Merchant Account Fees	34,429	0
Settlement Costs	(97,000)	0
Interest Income	8,098	25,628
Total Other Income/(Expenses)	(16,221)	26,826
Income/(Loss) Before Provision for Income Taxes
Provision for Income Taxes	-	-
Net Loss Attributable to Acquired Sales Corp. common stockholders	$ (1,534,589)	$ (1,236,105)

Basic and Diluted Net Loss Per Common Share	$ (0.29)	$ (0.48)

Basic and Diluted Weighted Average Number of Common Shares Outstanding:	5,927,480	2,577,349

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

							Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	-	$ -	2,369,648	$ 2,370	-	$ -	$ 13,664,697	$(14,005,689)	$ (338,622)
Exercise of rights to purchase warrants to purchase shares of common stock			210,000	$ 210			$ 1,892		$ 2,102
Issuance of warrants to purchase common stock							$ 26,773		$ 26,773
Issuance of Series A Convertible Preferred Stock for cash	29,900	$ 30					$ 2,989,970		$ 2,990,000
Series A Preferred Stock dividend payable								$ (18,552)	$ (18,552)
Net Loss			-	-				$ (44,440)	$ (44,440)
Balance, March 31, 2019	29,900	$ 30	2,579,648	$ 2,580	-	$ -	$ 16,683,332	$(14,068,681)	$ 2,617,261
Issuance of Series A Convertible Preferred Stock for cash	36,250	$ 36					$ 3,624,964		$ 3,625,000
Stock Compensation Expense							$ 834,186		$ 834,186
Series A Preferred Stock dividend payable								$ (26,425)	$ (26,425)
Net Loss			-	-				$ (896,815)	$ (896,815)
Balance, June 30, 2019	66,150	$ 66	2,579,648	$ 2,580	-	$ -	$ 21,142,482	$(14,991,921)	$ 6,153,207
Exercise of warrants			147,021	$ 147			$ 8,778		$ 8,925
Issuance of Series B Convertible Preferred Stock for cash	90,000	$ 90					$ 449,910		$ 450,000
Series A Preferred Stock dividend payable								$ (50,020)	$ (50,020)
Series B Preferred Stock dividend payable								$ (2,232)	$ (2,232)
Stock Compensation Expense							37,961		$ 37,961
Net Loss								$ (146,466)	$ (146,466)
Balance, September 30, 2019	156,150	$ 156	2,726,669	$ 2,727	-	$ -	$ 21,639,131	$(15,190,639)	$ 6,451,375
Issuance of Series B Convertible Preferred Stock for cash	10,000	$ 10					$ 49,990		$ 50,000
Series A Preferred Stock dividend payable								$ (50,020)	$ (50,020)
Series B Preferred Stock dividend payable								$ (3,509)	$ (3,509)
Stock Compensation Expense							$ 2,007		$ 2,007
Net Loss								$ (148,384)	$ (148,384)
Balance, December 31, 2019	166,150	$ 166	2,726,669	$ 2,727	-	$ -	$ 21,691,128	$(15,392,552)	$ 6,301,469
Issuance of warrants to Gerard M. Jacobs upon execution of employment agreement							$ 733,499		$ 733,499
Issuance of warrants to William C. Jacobs upon execution of employment agreement							$ 660,149		$ 660,149
Issuance of common stock consideration as part of the acquisition of Lifted Liquids, Inc.			3,900,455	$ 3,900			$ 10,722,351		$ 10,726,251
Issuance of warrants to purchase shares of common stock as part of the acquisition of Lifted Liquids, Inc.							$ 4,980,150		$ 4,980,150
Series A Preferred Stock dividend payable								$ (34,179)	$ (34,179)
Series B Preferred Stock dividend payable								$ (3,740)	$ (3,740)
Net Loss								$ (1,760,627)	$(1,760,627)
Balance, March 31, 2020	166,150	$ 166	6,627,124	$ 6,627	-	$ -	$ 38,787,277	$(17,191,098)	$ 21,602,972
Series A Preferred Stock dividend payable								$ (64,775)	$ (64,775)
Series B Preferred Stock dividend payable								$ (3,740)	$ (3,740)
Cancellation of shares of common stock			(166,888)	$ (167)			$ 167		$ -
Net Loss								$ (419,313)	$ (419,313)
Balance, June 30, 2020	166,150	$ 166	6,460,236	$ 6,460	-	$ -	$ 38,787,444	$(17,678,926)	$21,115,144
Series A Preferred Stock dividend payable								$ (50,020)	$ (50,020)
Series B Preferred Stock dividend payable								$ (3,784)	$ (3,784)
Net Income								$ 95,823	$ 95,823
Balance, September 30, 2020	166,150	$ 166	6,460,236	$ 6,460	-	$ -	$ 38,787,444	$(17,636,907)	$ 21,157,163
Exercise of Option			25,000	$ 25					$ 25
Series A Preferred Stock dividend payable								$ (50,020)	$ (50,020)
Series B Preferred Stock dividend payable								$ (3,779)	$ (3,779)
AQSP's November 24, 2020 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	$(34,200)			$ (34,200)
Net Income								$ 549,531	$ 549,531
Balance, December 31, 2020	166,150	$ 166	6,485,236	$ 6,485	36,000	$(34,200)	$ 38,787,444	$(17,141,175)	$ 21,618,720

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
Cash Flows From Operating Activities
Net Loss	$ (1,534,589)	$ (1,236,105)
Adjustments to Reconcile Loss to Net Cash Used in Operating Activities:
Lifted Made’s Portion of SmplyLifted's net loss in 2020	4,429	-
Stock Compensation Expense	1,393,648	874,154
Bad Debt Expense	124,802	-
Depreciation and Amortization	16,385	-
Financing Cost - Issuance of Warrants to Purchase Common Stock	-	26,773
Spoiled and Written Off Inventory	147,413	-
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(1,196,716)	-
Prepaid Expenses	(445,478)	(9,583)
Dividend Receivable from Bendistillery, Inc.	(2,495)	-
IL Income Tax Receivable	(2,715)	-
Interest Receivable	(2,112)	-
Inventory	(521,134)	-
Deposit for Girish GPO Distribution Agreement	(30,000)	-
Loan to Shareholder	9,000	-
Trade Accounts Payable and Accrued Expenses	255,908	(74,965)
Accounts Payable and Interest Payable to Related Parties	414,110	(191,776)
Change in ROU Asset	18,314	-
Change in Lease Liability	(18,230)	-
Deferred Revenue	1,031,424	-
Net Cash Used in Operating Activities	(338,036)	(611,502)
Cash Flows From Investing Activities
Net Cash Paid as Part of Lifted Liquids, Inc. Acquisition	(3,130,610)	-
Reduction of CBD Lion Note Receivable	184,682	100,000
Issuance of Note to CBD Lion	-	(300,000)
Net Purchase of Fixed Assets	(70,133)	-
Investment in Ablis	-	(399,200)
Investment in Bendistillery and Bend Spirits	-	(1,497,000)
Loans to SmplyLifted LLC	(293,750)	-
Investment in SmplyLifted LLC	(200,000)	-
Net Cash Used in Investing Activities	(3,509,811)	(2,096,200)
Cash Flows From Financing Activities
Proceeds from Paycheck Protection Program Loan	149,623	-
Payments of Dividends to Series A Convertible Preferred Stockholders	(198,450)	-
Payments of Dividends to Series B Convertible Preferred Stockholders	(15,000)	-
Purchase of Shares Held in Treasury	(34,200)	-
Financing Cost - Proceeds From Borrowings Under Notes Payable to Related Parties	-	14,772
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Parties	-	(45,562)
Financing Cost - Repayment of Interest Payable to Related Parties	-	(2,606)
Exercise of Option	25	-
Exercise of Warrants	-	11,027
Issuance of Series A Convertible Preferred Stock	-	6,615,000
Issuance of Series B Convertible Preferred Stock	-	500,000
Financing Cost - Proceeds From Borrowing Under Notes Payable to Related Parties	-	-
Financing Cost - Interest Payable to Related Parties	-	-
Net Cash Provided by/(Used in) Financing Activities	(98,002)	7,092,631
Net Increase/(Decrease) in Cash	(3,945,849)	4,384,929
Cash and Cash Equivalents at Beginning of Period	4,384,929	-
Cash and Cash Equivalents at End of Period	$ 439,080	$ 439,080

	For the Years Ended
	December 31,
	2020	2019
Supplemental Cash Flow Information
Cash Paid For Interest	$ 1,076	$ 2,606
Cash Paid For Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ACQUIRED SALES CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQX Best Market under the trading symbol AQSP.

Our business is primarily engaged in the identification, structuring and seeking to execute on acquisitions of all or a portion of one or more operating businesses involving the manufacture, sale and distribution of cannabinoid-infused products such as beverages, shots, water, other liquids, water soluble nano drops or liquids, lotions, sprays, conditioners, creams, oils, pre-rolled hemp joints and hemp cigarettes, cartridges, syringes, tinctures, powder, water packets, effervescent tablets, capsules, bath bombs, balms, body washes, gummies, food, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). Our business also involves selling and distributing products containing nicotine. Our business has also involved selling and distributing hand sanitizer during the pendency of the COVID-19 pandemic.

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

Lifted Made owns 50% of SmplyLifted LLC.

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

For more information, please refer to “Description of the Business of Acquired Sales Corp.” and to “The Lifted Made Business” under the section “ITEM 1. BUSINESS” above.

Consolidated Financial Statements –In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying audited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Consolidated Statements of Operations, certain expense categories less than $10,000 are consolidated into the Selling, General and Administrative Expenses category.

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

Cash and Cash Equivalents – Cash and cash equivalents as of December 31, 2020 and 2019 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

SmplyLifted LLC is not publicly traded, and as such its financial instruments are Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. Allowance for bad debt of $2,568 was recorded at December 31, 2020; there was no allowance for bad debt recorded at December 31, 2019. As described in “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement”, the Promissory Note is secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between Mr. Warrender, as Secured Party, and the Company and Lifted, as Pledgors.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Raw Goods	$ 500,657	$ -
Finished Goods	$ 140,538	$ -
Total Inventory	$ 641,195	$ -

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. During the quarter ended March 31, 2020, $8,313 of overhead costs were allocated to finished goods. During the quarter ended June 30, 2020, $14,560 of overhead costs were allocated to finished goods. During the quarter ended September 30, 2020, $10,394 of overhead costs were allocated to finished goods. During the quarter ended December 31, 2020, $12,240 of overhead costs were allocated to finished goods.

As described in “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement”, the Promissory Note is secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between Mr. Warrender, as Secured Party, and the Company and Lifted, as Pledgors.

The following were written off as obsolete inventory during the quarter ended December 31, 2020:

1)Obsolete disposable nicotine vapes;

2)Various sized bottles of hand sanitizer;

3)Moldy hemp flower;

4)Unbottled gel and liquid hand sanitizer;

5)Unbottled e-liquid; and

6)Obsolete labels.

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

Investment in SmplyLifted LLC

Lifted owns 50% of SmplyLifted LLC (“SmplyLifted”). The other 50% of SmplyLifted is owned by SMPLSTC LLC and its principals, who are located in Costa Mesa, California. Under US GAAP, the Company uses the equity method to account for its 50% membership interest in SmplyLifted. Under the equity method of accounting, the Company records its share (50%) of SmplyLifted’s earnings (or losses) as income (or losses) on the Consolidated Statements of Operations. The Company recorded its initial investment in SmplyLifted, which was $200,000, as an asset at historical cost. Under the equity method, the investment’s value is periodically adjusted to reflect the changes in value due to Lifted’s share in SmplyLifted’s income or losses.

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests. The Company performed its annual fair value assessment at December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. Please refer to “NOTE 3 – THE COMPANY’S INVESTMENTS”, below, for more information.

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

Revenue Recognition on the Sale of Products to Private Label Clients

Typically, private label clients are required to pay up front for the goods that they order. If the private label client orders more than ten stock keeping units (“SKUs”) in an order, the Company will collect a down payment of at least 50% of the total purchase order, and then will collect the remaining amount upon delivery of the purchased goods.

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

Historically, the scenarios described above have occurred infrequently, and occurrences have been immaterial. However, during the third quarter of 2020, the Company provided many replacements, and issued refunds or credits to many customers who purchased delta-8-THC gummies that melted in transit, and delta-8-THC nano drops that had separation issues.

Disaggregation of Revenue

During the year ended December 31, 2020, all of the Company’s sales occurred inside of the United States of America.

Contract Liabilities

Amounts received from a customer before the purchased product is shipped to the customer is treated as deferred revenue. If cash is not received, an accounts receivable is recognized, but revenue is not recognized until an order is fully shipped. There was deferred revenue of $1,057,105 as of December 31, 2020. There was no deferred revenue recognized as of December 31, 2019.

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. $147,413 of cost of goods sold relates to spoiled and obsolete inventory written off during the year ended December 31, 2020. There was no spoiled and obsolete inventory written off during the year ended December 31, 2019.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2020 and 2019:

	For the Year Ended
	December 31,
	2020	2019
Net Loss	$ (1,534,589)	$ (1,236,105)
Weighted Average Shares Outstanding	5,927,480	2,577,349

Basic and Diluted Loss per Share	$ (0.29)	$ (0.48)

As of December 31, 2020, in addition to our outstanding common stock, we have issued (a) options to purchase 1,151,698 shares of common stock at $2.00 per share, (b) warrants to purchase 403,921 shares of common stock at $1 per share, (c) warrants to purchase 6,000 shares of common stock at $5 per share, (d) rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share, (e) financing warrants to purchase 31,250 shares of common stock at $0.03 per share, and (f) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share: of these, rights to purchase warrants to purchase 1.25 million shares of our commons stock are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

In comparison, at December 31, 2019, there were outstanding options to purchase 1,586,619 shares of common stock at between $0.001 and $2.00 per share, (b) rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share, and (c) financing warrants to purchase 31,250 shares of common stock at $0.03. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for the rights to purchase warrants to purchase 1.25 million shares of our commons stock, are not exercisable until a performance contingency is met.

At December 31, 2019, the Company had Series A Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, the Company has Series B Preferred Stock outstanding convertible into 100,000 shares of common stock. None of these are included in the diluted earnings calculation, given they are considered antidilutive.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. The accounting for any hosting contract is unchanged. ASU 2018-15 is effective on January 1, 2020 with early adoption permitted, including adoption in any interim period. Because the Company does not currently have any cloud computing arrangements that include a software license, fees associated with any hosting element are expensed as incurred.

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

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the year ended December 31, 2020, the Company incurred $115,102 in advertising and marketing expenses, which primarily related to public relations and digital marketing. During the year ended December 31, 2019, the Company incurred $6,126 in advertising and marketing expenses, all of which related to the issuance of press releases.

Compensated Absences – Paid time off (“PTO”) is provided to employees and subcontractors who obtain approval for it from Nicholas S. Warrender, CEO of Lifted. Any approved PTO is granted at Mr. Warrender’s discretion, and mandatory PTO is zero days, thus no accrual is necessary.

Off Balance Sheet Arrangements – The Company has no off balance sheet arrangements.

Reclassifications – Some items from the prior period have been reclassified within the financial statements to conform with the current presentation.

Business Combinations and Consolidated Results of Operations and Outlook – The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred.

When the Company acquires a business, we allocate the purchase price to the assets acquired and liabilities assumed in the transaction at their respective estimated fair values. We record any premium over the fair value of net assets acquired as goodwill. The allocation of the purchase price involves judgments and estimates both in characterizing the assets and in determining their fair value. We use all available information to make these fair value determinations and engage independent valuation specialists to assist in the fair value determination of the acquired long-lived assets.

During 2020, the acquisition of Lifted added approximately $4,444 in purchased intangible assets and $22,292,767 in goodwill to the consolidated balance sheet.

	January 1, 2019 - February 24, 2020 (Acquisition Date) (1)	February 24, 2020 (Acquisition Date) - December 31, 2020 (2)

Net Sales	$4,450,339	$5,344,320

Net Earnings	$549,999	$461,913

Shown above are Lifted’s net sales and net earnings for the following two periods:

(1)January 1, 2019 through February 24, 2020 (acquisition date)

(2)February 24, 2020 (acquisition date) to December 31, 2020

The foregoing disclosures of net sales and net earnings during those periods solely reflects Lifted’s financial results. Prior to its acquisition of Lifted on February 24, 2020, Acquired Sales Corp. had no sources of revenue, so the acquisition of Lifted was significant for Acquired Sales Corp.

NOTE 2 – RECEIPT OF LOANS UNDER THE ECONOMIC INJURY DISASTER LOAN PROGRAM AND THE PAYCHECK PROTECTION PROGRAM

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

Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27,

2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. The Note matures on April 14, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. As of December 31, 2020, Lifted had an accrual of $1,074 for the interest on the PPP Loan. The Note may be prepaid by Lifted at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. Acquired Sales Corp. believes that Lifted has used at least 75% of the PPP Loan amount for designated qualifying expenses and Lifted plans to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that Lifted will obtain forgiveness of the PPP Loan in whole or in part.

With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, and breaches of the provisions of the Note.

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $17,141,175 as of December 31, 2020. During the year ended December 31, 2020, the Company recognized a net loss of $1,518,649. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The COVID-19 pandemic and its ramifications, combined with the expenses and potential liabilities associated with litigation involving Lifted, combined with the regulatory risks and uncertainties associated with the cannabinoid-infused products, vaping and nicotine products industries, combined with the risks associated with internet hacking or sabotage, combined with the risks of employee and/or independent contractor disloyalty or theft of Company information and opportunities, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern. Also, the Company has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. Also, the Company has not yet paid an aggregate of $350,000 of bonuses owed to its CEO Gerard M. Jacobs, and William C. "Jake" Jacobs, President and CFO, because it currently does not have the funds to do so, and an additional aggregate of $350,000 of bonuses owed to them have been deferred until on or after January 1, 2021. These aggregate of $700,000 of bonuses are due and payable upon demand. In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially those related to CBD, CBG, CBN, delta-8-THC, delta-9-THC, nicotine products, vaping, vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk. The Company maintains levels of cash in a bank deposit account that, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and it believes it is not exposed to any significant credit risk on cash.

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

Concentration of Credit Risks – During the quarter ended December 31, 2020, four customers made up approximately 50% of Lifted Made’s sales. During the period February 24, 2020 through December 31, 2020, five customers made up approximately 57% of Lifted’s sales.

Regarding the purchases of raw goods and finished goods (“Supplies”), during the quarter ended December 31, 2020, approximately 75% of the Supplies that Lifted purchased were from seven vendors. During the period February 24, 2020 through December 31, 2020, approximately 61% of the Supplies that Lifted purchased were from five vendors. The loss of Lifted’s relationships with these vendors and customers could have a material adverse effect on Lifted’s business.

In comparison, during the quarter ended September 30, 2020, one customer made up approximately 34% of Lifted Made’s sales. During the period February 24, 2020 through September 30, 2020, two customers made up approximately 35% of Lifted’s sales. Regarding the purchases of raw goods and finished goods (“Supplies”), during the quarter ended September 30, 2020, approximately 74% of the Supplies that Lifted purchased were from four vendors. During the period February 24, 2020 through September 30, 2020, approximately 51% of the Supplies that Lifted purchased were from two vendors. The loss of Lifted’s relationships with these vendors and customers could have a material adverse effect on Lifted’s business.

Also in comparison, during the quarter ended June 30, 2020, one customer made up approximately 56% of Lifted’s sales, another customer made up approximately 29% of Lifted’s sales, and another customer made up approximately 19% of Lifted’s sales. During the period February 24, 2020 through June 30, 2020, one customer made up approximately 43% of Lifted’s sales, and another customer made up approximately 22% of Lifted’s sales, and a last customer made up approximately 15% of Lifted’s sales. Regarding the purchases of raw goods and finished goods (“Supplies”), during the quarter ended June 30, 2020, approximately 47% of the Supplies that Lifted purchased were from one vendor, and approximately 20% of the purchased Supplies were from another vendor. During the period February 24, 2020 through June 30, 2020, approximately 36% of the Supplies that Lifted purchased were from one vendor, and approximately 17% of the purchased Supplies were from another vendor. The loss of Lifted’s relationships with these vendors and customers could have a material adverse effect on Lifted’s business.

NOTE 4 – THE COMPANY’S INVESTMENTS

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

On February 17, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during calendar year 2020. Based upon the financial and non-financial information that was shared with Acquired Sales Corp. during that conference call, the management of Acquired Sales Corp. believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis, Bendistillery and Bend Spirits included, among other things: a 17% increase in sales in 2020 compared to 2019 at Bendistillery, expansion of Bendistillery’s business from restaurants and bars to liquor stores, positive employee morale since none of Bendistillery’s sales team was laid off during the pandemic, new clients of Bend Spirits expected to come online in 2021, and positive sales trends during recent months at Ablis including more direct-to-consumer sales. Moreover, in Oregon, bars and restaurants opened up to 25% capacity on February 12, 2021; historically, most of Ablis’ sales have come from bars and restaurants. Also, a new 17,000 square foot building is being built at Bendistillery’s headquarters, and pasteurization, canning and packaging are expected to be brought in house once the building is operational later in 2021; by bringing pasteurization, canning and packaging in house, management expects to save manufacturing time and costs and to internalize the profits from those functions. Also, Ablis’ management finished re-branding the brand this year, has cut operational costs, is in the process of launching new functional beverages, and is in discussions with some multi-state distributors to distribute Ablis beverages.

The Company’s Investment in Lifted Made

The Company performed its annual fair value assessment at December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. The factors that led the Company to this conclusion include, among other things: continued growth in sales and profitability quarter-over-quarter, the launch of first-to-market, ground-breaking new products, the addition of more and more wholesalers and distributors nationwide, and continued positive publicity of Lifted. Lifted has also been limited in its production capacity due to the size of its facility in Zion, Illinois. With Lifted’s anticipated move into a much larger facility located in Kenosha, Wisconsin, Lifted should be able to produce a greater quantity of products to meet demand.

SmplyLifted LLC

Acquired Sales Corp. and Lifted Made and privately-held SMPLSTC, Costa Mesa, CA (www.SMPLSTCBD.com) have created an equally-owned new entity called SmplyLifted LLC, which has begun selling non-tobacco nicotine pouches in several flavors and nicotine strengths under the brand name FR3SH (www.GETFR3SH.com).

On September 22, 2020, SmplyLifted LLC was formed. Lifted has a 50% membership interest in SmplyLifted LLC. The other 50% of SmplyLifted is owned by SMPLSTC LLC and its principals, who are located in Costa Mesa, California. Under US GAAP, the Company uses the equity method to account for its 50% membership interest in SmplyLifted. Under the equity method of accounting, the Company records its share (50%) of SmplyLifted’s earnings (or losses) as income (or losses) on the Consolidated Statements of Operations. The Company recorded its initial investment in SmplyLifted, which was $200,000, as an asset at historical cost. Under the equity method, the investment’s value is periodically adjusted to reflect the changes in value due to Lifted’s share in SmplyLifted’s income or losses.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	December 31, 2020	December 31, 2019
Machinery & Equipment	$ 103,084	$ -
Leasehold Improvements	$ 42,381	$ -
Furniture & Fixtures	$ 4,288
Sub-total:	$ 149,753	$ -

Less: accumulated depreciation	$ (14,361)	$ -
	$ 135,392	$ -

Estimated useful lives per asset class are:

Asset Class	Estimated Useful Life
Machinery & Equipment	120 months
Leasehold Improvements	48 months
Furniture & Fixtures	60 months

Depreciation expense of $14,995 was recognized during the year ended December 31, 2020. There was no depreciation recognized during the year ended December 31, 2019.

As described in “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement”, the Promissory Note is secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between Mr. Warrender, as Secured Party, and the Company and Lifted, as Pledgors.

NOTE 6 – NOTES RECEIVABLE

SmplyLifted LLC

At December 31, 2020, the Company had made interest-free loans to SmplyLifted LLC totaling $293,750, used primarily for the purchase of inventory. As of December 31, 2020, imputed interest receivable on the loans totaled $17.

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

This left Lion with a net balance owed to the Company of $168,500 as of December 31, 2019. On March 2, 2020, Lion and the Company agreed that the repayment of such $168,500 will be made in eleven equal monthly installments of principal due and payable by Lion to the Company on the first day of each calendar month starting on April 1, 2020, and that no additional interest will accrue. All such eleven payments have been made by Lion through February 1, 2021. During the quarter ended March 31, 2020, The Company wrote off as bad debt interest of $2,006 that was receivable from the CBD Lion for the period January 1, 2020 through March 1, 2020. The Company calculated imputed interest receivable of $2,112 from CBD Lion for the period March 2, 2020 through December 31, 2020.

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

NOTE 7 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $1,390 in amortization related to the website was recognized between February 24, 2020 (the date of the Merger) through December 31, 2020.

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

•Upon the Closing of the Merger, the authorized number of directors of the Corporation was increased from seven to nine. The Corporation’s directors currently consist of eight persons following the election of a new board of directors and the subsequent resignation of Michael D. McCaffrey: Gerard M. Jacobs, JD (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, MD, James S. Jacobs, MD, Richard E. Morrissy, Kevin J. Rocio, and Robert T. Warrender II.

•Upon the Closing of the Merger, the officers of the Corporation are as follows, each to hold office until his successor is  duly elected or appointed and qualified or until his earlier death, resignation, or removal in accordance with applicable Law: Gerard M. Jacobs, JD - Chairman, CEO and Secretary;  William C. "Jake" Jacobs, CPA - President, CFO and Treasurer; and Nicholas S. Warrender - Vice Chairman and Chief Operating Officer.

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

The Company’s Comments: In terms of assets, prior to the closing, the Company’s cash on hand of over $4 million significantly exceeded Lifted’s assets. On the other hand, Lifted’s revenues and earnings significantly exceed the Company’s revenue and earnings. This analysis does not assist us in reaching any conclusion as to which entity should be considered the accounting acquirer in the Merger.

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

Purchase Price Allocation

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$ 3,750,000

Note consideration	$ 3,750,000

3,900,455 shares of unregistered common stock of the Company valued as of January 7, 2020 (date of entering into the Agreement and Plan of Merger)	$ 10,726,251

Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share	$ 4,980,150

Total merger consideration	$ 23,206,401

Assets acquired:
Cash and cash equivalents	$ 619,390
Accounts Receivable	$ 341,387
Inventory	$ 267,474
Loan to Shareholder	$ 9,000
Fixed Assets	$ 80,003
Intangible Assets	$ 4,444
Security Deposit	$ 1,600
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $20,010 in 2020 and $17,336 in 2019	$ 23,346
Goodwill	$ 22,292,767
Total assets acquired	$ 23,639,411

Liabilities assumed:
Accounts Payable and Accrued Expenses	$ 345,075
Operating Lease Liability	$ 15,569
Deferred Revenue	$ 64,696
Non-Current Operating Lease Liability	$ 7,670
Total Liabilities assumed	$ 433,010

Net Assets Acquired:	$ 23,206,401

Net Assets Acquired (Excluding Goodwill):	$ 913,634

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

Annual Fair Value Assessment on the Goodwill Recognized as Part of the Acquisition of Lifted

The Company performed its annual fair value assessment at December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. The factors that led the Company to this conclusion include, among other things: continued growth in sales and profitability quarter-over-quarter, the launch of first-to-market, ground-breaking new products, the addition of more and more wholesalers and distributors nationwide, and continued positive publicity of Lifted. Lifted has also been limited in its production capacity due to the size of its facility in Zion, Illinois. With Lifted’s anticipated move into a much larger facility located in Kenosha, Wisconsin, Lifted should be able to produce a greater quantity of products to meet demand.

NOTE 8 – RELATED PARTY TRANSACTIONS

Commissions Paid

Vincent J. Mesolella

During the year ended December 31, 2020, Vincent J. Mesolella, Acquired Sales Corp.’s lead outside director, was paid commissions totaling $172, in connection with the sale of Lifted product arranged by him.

Shipping Costs

Lifted shares a shipping account with a company operated by Nicholas S. Warrender’s father, Robert T. Warrender II, who is also a member of the board of directors of Acquired Sales Corp. Lifted does this in an effort to reduce shipping costs, as the shipper gives a price discount based on volume. Lifted reimburses Robert T. Warrender II for the cost of shipping. From February 24, 2020 (the date of closing on the acquisition of Lifted) through December 31, 2020, Lifted reimbursed Robert T. Warrender II $39,569 in shipping costs.

Amounts Owed to Related Parties

Amounts Owed to Gerard M. Jacobs

At December 31, 2020, there was a management bonus payable of $250,000 owed to the Company's CEO Gerard M. Jacobs; there were no other payables owed to Gerard M. Jacobs. At December 31, 2019, there were no expense reimbursements owed to Gerard M. Jacobs. At December 31, 2019, there was a prepaid consulting fee of $7,500 paid to Gerard M. Jacobs.

Amounts Owed to William C. “Jake” Jacobs

At December 31, 2020, there was a management bonus payable of $100,000 owed by Acquired Sales Corp. to William C. “Jake” Jacobs. In comparison, at December 31, 2019, there were no independent contractor fees or expense reimbursements owed to William C. Jacobs. William C. Jacobs is the son of Gerard M. Jacobs, Chief Executive Officer of Acquired Sales Corp., and the nephew of director James S. Jacobs. Also at December 31, 2020, there was $12 in expense reimbursements owed by SmplyLifted LLC to William C. “Jake” Jacobs.

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

As such, as of December 31, 2020, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $64,110 owed to Nicholas S. Warrender. Interest on the Promissory Note shall be 2% per year. The maturity date of the Promissory Note is the earlier of (a) the date which is 30 days after the last day of the calendar quarter during which Lifted's aggregate EBITDA (aggregate earnings before interest, taxes, depreciation and amortization) since the Closing Date of the Merger exceeds $7.5 million, or (b) the date which is the fifth anniversary of the closing date of the Merger.

The Promissory Note shall have mandatory prepayments, subject to certain limitations, within five business days following the closing of any equity or debt capital raise by the Company or Lifted following the date of the Merger Agreement wherein Mr. Warrender is entitled to be paid at least 50% of the net proceeds of such capital raise toward a prepayment of the principal and accrued interest on the Promissory Note, excluding only the capital raise for the potential Wisconsin Acquisitions referred to in Section 5.23(a) of the Merger Agreement. See “Obligation to Pursue Two Opportunities” below. Lifted did not use any of the loan or grant money that Lifted has received from the SBA to make any payments on the Promissory Note payable jointly by the Company and Lifted to Nicholas S. Warrender.

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

Transactions with Corner Vapory

Nicholas S. Warrender is a 50% owner Corner Vapory, a vape shop, located in Kenosha, Wisconsin.

During the year ended December 31, 2020, Corner Vapory purchased $10,264 worth of products from Lifted. Corner Vapory is provided distributor pricing, similar to many other individual vape shops that are customers of Lifted.

Transactions with Canna Vita

Nicholas S. Warrender is a 50% owner in Canna Vita, a CBD shop, located in Kenosha, Wisconsin.

During the year ended December 31, 2020, Canna Vita purchased $8,939 worth of products from Lifted, and Lifted recorded a receivable of $1,839 from Canna Vita as of December 31, 2020. Canna Vita is provided distributor pricing, similar to many other individual vape shops that are customers of Lifted.

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

NOTE 9 – DISTRIBUTIONS TO NICHOLAS S. WARRENDER

Stock Buy-back Transactions with a Non-Affiliate Stockholder

On November 24, 2020, Acquired Sales Corp. purchased 36,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $0.95 per share for a total of $34,200. These shares are held in treasury.

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

As of December 31, 2020, the Company has accrued a liability of $145,561 as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the year ended December 31, 2020, a total of $198,450 of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

Between July 24, 2019, and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Convertible Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Convertible Preferred Stock are convertible at the option of the holders into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company.

As of December 31, 2020, the Company has accrued a liability of $5,782 as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series

B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the year ended December 31, 2020, a total of $15,000 of cash dividends were paid to the Series B Convertible Preferred Stock holders.

Share-Based Compensation – During the year ended December 31, 2020, the Company recognized $733,499 in share-based compensation related to the issuance of warrants to Gerard M. Jacobs. The Company also recognized $660,149 in share-based compensation related to the issuance of warrants to William C. “Jake” Jacobs. These warrants were issued to Gerard M. Jacobs and William C. “Jake” Jacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to Gerard M. Jacobs and William C. “Jake” Jacobs upon the execution of employment agreements, which were signed on February 24, 2020 upon the closing of the acquisition of Lifted. The five-year warrants give Gerard M. Jacobs the right to purchase 250,000 shares of common stock of AQSP exercisable at $5.00 per share. The five-year warrants give William C. “Jake” Jacobs the right to purchase 225,000 shares of common stock of AQSP exercisable at $5.00 per share. The warrants were valued using the Black-Scholes valuation model as of the date of issuance, assuming an estimated life of 2.5 years and estimated future volatility of 361.49%.

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2020 and changes during the year then ended:

					Weighted-Average	Aggregate
				Weighted-Average	Remaining Contractual	Intrinsic
		Shares		Exercise Price	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, December 31, 2019		2,992,869	(1)	$ 0.97	3.47	$ 4,570,144
Warrants to Purchase Common Stock Issued in the Lifted Made merger during Q1 2020 (Currently Exercisable)		1,075,000	(1)
Warrants to Purchase Common Stock Issued in the Lifted Made merger during Q1 2020 (not Currently Exercisable)		745,000
Warrants Issued to GJacobs and WJacobs during Q1 2020 (Currently Exercisable)		475,000	(1)
Options Exercised During Q4 2020		25,000	(2)
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2020	Sum of (1)s less (2) =	4,517,869		$ 2.37	3.93	$ 8,052,912
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, December 31, 2020		6,512,869		$ 2.57	3.97	$ 10,365,412

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	December 31, 2020
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $35,650 in 2020	Non-Current Assets	$ 7,705

Liability	Balance Sheet Line	December 31, 2020
Current Operating Lease Liability	Current Liabilities	$ 7,670

Lease Cost

The table below summarizes the components of lease costs for the period ended December 31, 2020:

December 31, 2020

Operating lease costs for October-December 2020. Please note: as described in Note 3, a portion of monthly overhead costs such as this rent are allocated to finished goods. Utility costs such as this rent are included in the total Selling, General and Administrative Expenses account.

$ 4,800

Maturities of lease liabilities as of December 31, 2020 are as follows:

Remaining lease payments in 2020	$ -
Less: Interest for remaining 2020 fiscal year	$ -
Present value of lease liabilities	$ -

Minimum payments from January 1, 2021 through the end of the lease on June 1, 2021 total $8,000.

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

As described in the current report on Form 8-K, and its exhibit, filed with the SEC on or about June 25, 2019, the Company entered into a Compensation Agreement dated as of June 19, 2019, with our CEO Gerard M. Jacobs and our President and CFO William C. "Jake" Jacobs. The material terms of the Compensation Agreement can be summarized as follows:

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

(3) Upon demand by Gerard M. Jacobs and William C. Jacobs on or after January 1, 2021, or the first date when we have raised a total of at least $15 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively;

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

Commissions on Sales

Lifted has agreed to pay up to 7% commissions to certain individuals, some of whom are affiliated with the Company and some of whom are relatives of affiliates of the Company, in connection with certain sales of Lifted’s products. Commissions are based upon the total purchase prices paid by the referrers’ customers, excluding shipping costs and any governmentally imposed taxes and fees, all of which must be paid by the referrers’ customers. Some of these agreements extend through December 31, 2040, and one extends through December 31, 2025. Commissions are paid on each purchase order of Lifted products received from and paid for by the referrers’ customers. In the Consolidated Statements of Operations, these commissions are included in the “Payroll, Consulting and Independent Contractor” totals.

As mentioned in NOTE 9 – RELATED PARTY TRANSACTIONS, during the twelve months ended December 31, 2020, $172 in commissions were paid to Vincent J. Mesolella, Acquired Sales Corp.’s lead outside director.

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

Lifted currently is involved in one pending lawsuit, as the defendant:

(1)Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

During 2020, Lifted entered into settlement agreements that were mutually acceptable to the parties which have resolved the following four lawsuits:

(1)Mile High Labs, Inc., Plaintiff, v. Warrender Enterprise, Inc. d/b/a Lifted Liquids, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW); and

(2)Accelerated Analytical, Inc., et al. v. Lifted Liquids, Inc. d/b/a Lifted Made, et al., Case No. 3:20-cv-442-wmc (United States District Court for the Western District of Wisconsin).

(3)Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C)

(4)Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC)

As a result of the settlement agreements, the Company incurred aggregate settlement costs of $97,000.

NOTE 13 – INCOME TAXES

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

During the years ended December 31, 2020 and 2019, the Company did not incur any current tax on its continuing operations and there was no deferred tax provision or benefit from continuing operations. At December 31, 2020, the Company has total U.S. federal net operating loss carry forwards of $2,509,816 which expire between December 31, 2029 and December 31, 2040.

As of December 31, 2019, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next 12 months. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2015 through 2020. A reconciliation of the amount of tax benefit computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2020	2019
Tax expenses (benefit) at statutory rate (21%)	$ (306,805)	$ (254,542)
Non-deductible expenses	1,578	2,606
Revision of prior years' deferred tax assets	(38,556)	12,600
Change in valuation allowance	343,783	239,337
Provision for Income Taxes	$ -	$ -

The tax effects of temporary differences and carry forwards that gave rise to the $0 net deferred income tax asset as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Operating loss carry forwards	$527,061	$484,157
Stock-based compensation	2,109,604	1,816,938
Allowance on Loan Loss	25,542	-
Other	0	-
Less: Valuation allowance	(2,662,208)	(2,301,095)
Net Deferred Income Tax Asset	$-	$-

The deferred tax asset valuation allowance increased by $361,112 and increased by $239,204 during the years ended December 31, 2020 and 2019, respectively.

NOTE 14 – SUBSEQUENT EVENTS

December 1, 2020 Amendment to Compensation Agreement dated as of June 19, 2019

Due to the COVID-19 pandemic and for other reasons, the Company was not in a position to pay Gerard M. Jacobs, CEO, and William C. “Jake” Jacobs, President and CFO, the $250,000 and $100,000 bonuses, that were to be paid to them, respectively, on December 1, 2020, pursuant to the Compensation Agreement dated as of June 19, 2019. In recognition of this reality, the Company, Gerard M. Jacobs and William C. “Jake” Jacobs agreed that in lieu of such payments, upon the earlier of the date when Gerard M. Jacobs or William C. “Jake” Jacobs delivers to the Company written demands for payments which may not be sooner than January 1, 2021, or the first date when the Company has raised a total of at least $15 million after January 1, 2019, the Company shall pay Gerard M. Jacobs and William C. “Jake” Jacobs cash bonuses in the amounts of $250,000 and $100,000, respectively (the “Delayed December 1, 2020 Cash Bonuses”); provided that (i) commencing on January 1, 2021, the cash bonuses of $250,000 and $100,000 that were due and payable by the Company to Gerard M. Jacobs and William C. “Jake” Jacobs upon the closing of the Company’s acquisition of Lifted, which have not yet been paid and are payable upon demand by Gerard M. Jacobs and William C. “Jake” Jacobs, shall accrue interest until paid in full at the rate of 2% per year, and (ii) commencing on January 1, 2021, the Delayed December 1, 2020 Cash Bonuses, which have not yet been paid and are payable upon demand by Gerard M. Jacobs and William C. “Jake” Jacobs on or after January 1, 2021, shall accrue interest until paid in full at the rate of 2% per year.

Stock Buy-back Transaction with a Non-Affiliate Stockholder

On January 8, 2021, Acquired Sales Corp. purchased 36,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $0.95 per share for a total of $34,200. These shares are held in treasury.

Creation of Younite Corp.

On January 10, 2021, Lifted established a wholly-subsidiary called Younite Corp., an Illinois corporation. Younite Corp. has not yet conducted any business.

January 27, 2021 SmplyLifted LLC Purchase Order Transaction

On January 27, 2021, Lifted paid a vendor $93,750 on behalf of SmplyLifted LLC for the purchase of inventory. As of the date of this report, Lifted has not yet been reimbursed by SmplyLifted for this $93,750.

February 12, 2021 Loan to Younite Corp.

On February 12, 2021, Acquired Sales Corp. made a $1,000 loan to Younite Corp., as operating capital.

Payments of Dividends

On February 27, 2021, Acquired Sales Corp. paid a total of $70,200 in dividends to holders of Acquired Sales Corp.’s Series A Convertible Preferred Stock.

Conversions of Series A Convertible Preferred Stock to Shares of Common Stock

On March 1, 2021, 25,400 shares of Series A Convertible Preferred Stock were converted into 2,540,000 shares of common stock.

On March 2, 2021, 1,000 shares of Series A Convertible Preferred Stock were converted into 100,000 shares of common stock.

On March 5, 2021, 1,000 shares of Series A Convertible Preferred Stock were converted into 100,000 shares of common stock.

On March 9, 2021, 1,000 shares of Series A Convertible Preferred Stock were converted into 100,000 shares of common stock.

On March 18, 2021, 4,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of common stock.

On March 18, 2021, 60,000 shares of Series B Convertible Preferred Stock were converted into 60,000 shares of common stock.

On March 22, 2021, 500 shares of Series A Convertible Preferred Stock were converted into 50,000 shares of common stock.

Planned Name Change to LFTD Inc.

On March 8, 2021, the Company announced that its board of directors and the holders of a majority of its outstanding shares have voted to change the name of the company to LFTD Inc., subject to changing the company’s articles of incorporation in Nevada, all necessary securities filings and governmental approvals. The planned name change is intended to better reflect the company’s ownership of rapidly growing Lifted Made, which has received national recognition for its outstanding Urb Finest Flowers brand of hemp-derived delta 8 THC, CBD, CBN and CBG products. In connection with the name change, the company plans to request a new trading symbol that more closely relates to the new company name.