Form 10-Q
period 2021-03-31
ACQUIRED SALES CORP
filed 2021-05-17
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2021, there were 9,770,257 shares of the registrant’s common stock outstanding.

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

THE IMPACTS OF COVID-19 SIGNIFICANTLY DISRUPTED ACQUIRED SALES CORP. AND LIFTED MADE DURING 2020. AMONG OTHER THINGS, VARIOUS FEDERAL, STATE AND LOCAL EXECUTIVE ORDERS SIGNIFICANTLY DISRUPTED DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY DURING 2020. WHILE LIFTED MADE’S DISTRIBUTION CHANNELS PERFORMED BETTER DURING THE THIRD AND FOURTH QUARTERS OF 2020, AND DURING THE FIRST QUARTER OF 2021, COMPARED TO DURING THE SECOND QUARTER OF 2020, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW LIFTED MADE’S DISTRIBUTION CHANNELS WILL PERFORM DURING THE REMAINDER OF 2021. MANY DISTRIBUTORS, RETAILERS AND CONSUMERS IN THE

CANNABINOID AND VAPE INDUSTRIES APPEAR TO BE FINANCIALLY DISTRESSED, AND THE TERMS AND CONDITIONS ASSOCIATED WITH CERTAIN DISTRIBUTORS’ AND RETAILERS’ PURCHASES AND PAYMENTS FOR LIFTED MADE’S PRODUCTS ARE BEING MATERIALLY ADVERSELY IMPACTED.

WHILE DISTRIBUTION OF CERTAIN VACCINES IN REGARD TO COVID-19 HAS BEGUN, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO WHAT IMPACT THESE VACCINES WILL HAVE. IN PARTICULAR, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW “FUTURE WAVES” OF COVID-19, AND HOW EMERGING/MUTATED STRAINS OF THE COVID-19 VIRUS, WILL PLAY OUT AND IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES AND INDEPENDENT CONTRACTORS, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

DURING THE SECOND AND THIRD QUARTERS OF 2020, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE RE-SALE OF HAND SANITIZER TO A SMALL NUMBER OF CUSTOMERS, AND UPON THE RECEIPT BY LIFTED MADE OF $149,622.50 BORROWED FROM THE U.S. SMALL BUSINESS ADMINISTRIATION (“SBA”) UNDER THE SBA’S PAYROLL PROTECTION PROGRAM (THE “PPP LOAN”) AND UPON THE RECEIPT BY LIFTED MADE OF $10,000 GRANTED TO IT BY THE SBA UNDER THE SBA’S ECONOMIC INJURY DISASTER LOAN PROGRAM. SUCH RE-SALES OF HAND SANITIZER ARE UNLIKELY TO CONTINUE IN THE FUTURE. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

DURING THE THIRD AND FOURTH QUARTERS OF 2020, AND DURING THE FIRST QUARTER OF 2021, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE SALE OF HEMP-DERIVED DELTA-8-THC PRODUCTS. U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS AND AGENCIES MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM SELLING DELTA-8-THC PRODUCTS. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

NOTWITHSTANDING THE FOREGOING DESCRIBED RISKS, AS DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY HAVE PERFORMED BETTER, AND AS LIFTED MADE’S SALES OF DELTA-8-THC PRODUCTS HAVE ACCELERATED DURING THE THIRD AND FOURTH QUARTERS OF 2020 AND THE FIRST QUARTER OF 2021 , COMPARED TO DURING THE SECOND QUARTER OF 2020, THE CONSOLIDATED CASH ON HAND OF ACQUIRED SALES CORP. AND LIFTED MADE HAS IMPROVED SIGNIFICANTLY AND AS OF MAY 15, 2021, WAS A TOTAL OF $1,527,831. TO DATE, LIFTED MADE HAS ALSO INVESTED CASH OF $587,500 INTO A COMPANY CALLED SMPLYLIFTED LLC, WHICH SMPLYLIFTED LLC HAS PRIMARLY USED TO PURCHASE INVENTORY CONSISTING OF TOBACCO-FREE NICOTINE POUCHES. LIFTED MAY INVEST ADDITIONAL CASH INTO SMPLYLIFTED LLC, ALSO TO BE USED TO PRIMARILY PURCHASE INVENTORY OF

TOBACCO-FREE NICOTINE POUCHES. LIFTED MADE HAS A 50% MEMBERSHIP INTEREST IN SMPLYLIFTED LLC. LIFTED MADE MAY ALSO INVEST CASH INTO OTHER COMPANIES.

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

Expectations to Continue as a Going Concern:

Notwithstanding the material damage to our business described above, the management of Lifted currently expects Lifted to continue as a going concern during the 12 months following the date of this report, for the following reasons:

•Lifted’s sales over the past few quarters has significantly increased Lifted's liquidity. As of May 15, 2021, the consolidated cash on hand of Acquired Sales Corp. and Lifted Made was a total of $1,527,831, which is significant. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has used to purchase inventory of tobacco-free nicotine pouches. Lifted expects to invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has a 50% membership interest in SmplyLifted LLC.

•As of today, Lifted’s current assets significantly outweigh Lifted's current liabilities. However, we do owe a total of $300,000 in management bonuses to Gerard M. Jacobs, Acquired Sales Corp.’s CEO, and to William C. “Jake” Jacobs, Acquired Sales Corp.’s President and CFO, and we currently do not have the money to pay these bonuses, which are payable upon demand. At any time on or after January 1, 2021, Gerard M. Jacobs and William C. “Jake” Jacobs also have the right to demand payment of a total of an additional $350,000 in management bonuses (for a total of $650,000 in management bonuses), plus accrued interest at 2% annually commencing January 1, 2021, and we currently do not have the money to pay these bonuses either, which are payable upon demand. Gerard M. Jacobs and William C. “Jake” Jacobs are entitled to these bonuses and could demand payment of them.

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

•During the third and fourth quarters of 2020 and during the first quarter of 2021, the demand by distributors for Lifted’s Urb Finest Flowers (“Urb”) brand of hemp and hemp-derived products has gradually increased. However, other companies may attempt to copy the Urb brand's innovative and colorful packaging and products and thus create more competition against Lifted's Urb products, over time.

•Lifted has commenced selling hemp-derived delta-8-THC cartridges, gummies, chocolate, dabs, caviar cones, saucy dmnds, CBG delta-8-THC flower, and disposable delta-8-THC vapes. During the third and fourth quarters of 2020 and the first quarter of 2021, Lifted’s sales of hemp-derived delta-8-THC products has accelerated, and has become a very significant percentage of Lifted’s business. However, the competition against Lifted’s hemp-derived delta-8-THC products is increasing, and pricing is under pressure. In addition, hemp-derived delta-8-THC products may be illegal in certain states, and additional federal, state and/or local prohibitions or restrictions may be imposed on hemp-derived delta-8-THC products. In particular, a recent DEA statement has been interpreted by some as prohibiting the sale of certain hemp-derived delta-8-THC products. Any inability to sell hemp-derived delta-8-THC products would have a material adverse impact on Lifted’s business and on the trading price of Acquired Sales Corp.’s common stock.

•Lifted is involved in the distribution of disposable e-cigarettes containing synthetic nicotine, and Lifted owns 50% of SmplyLifted LLC, which sells tobacco-free nicotine pouches. Tobacco-based nicotine products and non-tobacco based nicotine products are subject to extensive regulations and in some cases are subject to federal, state and/or local prohibitions or restrictions.

•Lifted is taking proactive steps to attempt to gain brand awareness and drive more direct-to-consumer sales online. Lifted has used public relations firms to assist with Lifted’s public relations efforts. Lifted has also hired a firm specializing in SEO to assist with Lifted’s organic search engine rankings. However, Lifted has also experienced outages of its website, which may be due hacking and/or sabotage, which has hurt Lifted’s online sales and presumably has also negatively impacted Lifted’s perception with certain consumers. In addition, the recently amended federal PACT act may make the online sale of certain of Lifted’s products difficult or impossible.

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

PLEASE ALSO CONSIDER "RISK FACTORS RELATING TO LIFTED AND FUTURE ACQUISITIONS - Pandemics or disease outbreaks, such as the novel coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect Lifted’s and target companies’ operations and results of operations", in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021 for the period ended December 31, 2020.

Description of the Business of Acquired Sales Corp.

Acquired Sales Corp. (hereinafter sometimes referred to as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQX Best Market under the trading symbol AQSP.

Our business is primarily engaged in the identification, structuring and seeking to execute on acquisitions of all or a portion of one or more operating businesses involving the manufacture, sale and distribution of hemp-derived cannabinoid-infused products such as beverages, shots, water, other liquids, water soluble nano drops or liquids, lotions, sprays, conditioners, creams, oils, pre-rolled hemp joints and hemp cigarettes, caviar cones, dabs, cartridges, gummies, saucy dmnds, CBG delta-8-THC flower, disposable delta-8-THC vapes, tinctures, powder, water packets, effervescent tablets, capsules, bath bombs, balms, body washes, gummies, food, chocolate, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). Our business also involves selling and distributing products containing synthetic nicotine. During 2020, our business also involved selling and distributing hand sanitizer, but it is unlikely that this hand sanitizer business will continue going forward.

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

At this point in time, we are in discussions with certain investment bankers regarding the potential for a capital raise. However, there can be no guarantee or assurance that any capital raise will be completed on acceptable terms, if at all.

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

In Zion, Illinois, Lifted has rented 3,300 square feet of space under a lease that terminates on June 1, 2021. Lifted’s rented space in Zion, Illinois, is not adequate in light of various issues including zoning uncertainties, lack of air conditioning, and small size. Up until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefor.

On December 22, 2020, on December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Landlord”) for office, laboratory and warehouse space in a building located at 5511 95th Avenue, in the City of Kenosha, State of Wisconsin (the “Premises”). The lease commencement date was January 1, 2021, and lease termination date is January 1, 2026.

Lifted constructed improvements including a clean room, and gradually moved into the Kenosha Premises over the course of the first quarter of 2021.

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

Sources of Supply

Lifted sources certain raw goods and products from independent suppliers. Lifted’s hemp and hemp-derived raw materials are third-party lab tested. In the past, Lifted also sourced gel and liquid sanitizer from various third parties.

Lifted acquires its disposable vape pens and cartridges from third party manufacturers and, in its clean room, adds Lifted’s proprietary vape solutions into the disposable vape pens and vape cartridges.

Lifted also acquires a variety of vape pens and cartridges, bottles, containers, boxes, labels, packaging and other items from third party manufacturers.

Lifted currently believes that it would be able to find replacement manufacturers with minimal negative impact on its business. However, Lifted's vape pens and cartridges are sourced exclusively from China, and much of Lifted's boxes, packaging and other items are sourced from China. COVID-19, Chinese holidays, backups at U.S. ports, and tariffs imposed on products sourced from China could make it difficult or impossible to source these products cost effectively, or at all, from China. COVID-19, Chinese holidays, backups at U.S. ports, and/or tariffs could make it difficult or impossible for Lifted to manufacture needed quantities of its products, if at all, and could drastically increase Lifted's product costs, all of which could have a serious detrimental impact on Lifted’s sales and profit margins.

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

Lifted produces its own lines of hemp-derived cannabinoid-infused products, as well as numerous hemp-derived cannabinoid-infused products for private label clients. Lifted’s current list of products include: hemp flower; CBG delta-8-THC flower, hemp-derived delta-8-THC infused vape cartridges, a disposable delta-8-THC vape, saucy dmnds, gummies, chocolate, dabs and caviar cones; hemp-derived nano CBD water enhancer packets; hemp-derived cannabinoid-infused lotions, sexual lubricant, tinctures, bath bombs, oral sprays, muscle gel, moon rocks, gummies, caviar cones, vape pens, vape cartridges, dog food and other edibles, and non-prescription cannabinoid formulations; and hemp joints.

Third party manufactures makes cannabinoid-infused edibles, dabs, saucy dmnds, bath bombs and lotion for Lifted in accordance with Lifted's specifications.

Lifted also distributes disposable e-cigarettes containing synthetic nicotine.

Lifted owns 50% of SmplyLifted LLC, which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com).

Product Risks

Some of Lifted's and SmplyLifted’s products currently contain synthetic nicotine, delta-8-THC, CBD and other cannabinoids. There is a risk that Lifted could be targeted by regulators or consumers with claims that its products are illegal and/or unsafe.

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

However, beyond those payments, our available capital is limited. We have not yet paid an aggregate of $350,000 of bonuses owed to Gerard M. Jacobs, our CEO, and to William C. "Jake" Jacobs, our President and CFO, because we currently do not have the funds to do so. These bonuses are payable upon demand. Gerard M. Jacobs and William C. “Jake” Jacobs are entitled to an additional aggregate of $350,000 of bonuses that are payable to them upon demand on or after January 1, 2021. Lifted needs additional working capital to fuel its continued growth. And we do not have available capital to fund further acquisitions.

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

Liquidity and Capital Resources

Currently, the Company’s only wholly-owned subsidiary, Lifted Made, is generating enough free cash flow to allow the Company and Lifted Made to fund their operations at their current levels and to grow Lifted Made’s business in a conservative, capital-constrained fashion. However, no guarantee or assurance can be given that Lifted Made’s current level of free cash flow will continue in the future, especially in light of the continuing COVID-19 pandemic, and U.S. federal, state and local laws, regulations and executive orders that are associated with the pandemic or that otherwise negatively impact hemp-derived products and nicotine products.

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

And currently, management of the Company is reluctant to raise capital by selling equity securities of the Company (common stock and/or convertible preferred stock) at a significant discount to the current trading price of the Company’s common stock.

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

There is no assurance that the Company and Lifted Made will be able to obtain the additional Growth Capital needed to accelerate our growth beyond current levels. Our ability to obtain Growth Capital will depend on the level of pandemic-related stress on Lifted Made’s distributors and customers, investor demand, our performance and reputation, the price of the Company’s common stock, and other factors beyond our control.

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

Government Laws and Regulations

Lifted primarily sells hemp-derived products, including products containing delta-8-THC, CBD, CBG, CBN and other cannabinoids, and products that contain nicotine. Lifted’s sales are typically made through distributors, with a limited but growing number of sales online or direct to retail outlets. Lifted is attempting to only conduct business related to manufacturing and commercializing hemp-derived products to the extent permitted in jurisdictions where it may operate.

While Lifted is optimistic regarding the future of its business selling hemp-derived products and products that contain nicotine, the manufacture and sale of hemp-derived products and products that contain nicotine involves significant risks associated with federal, state and local laws and regulations, and regulatory agencies, that have the potential to bankrupt Lifted and the Company, or at least to negatively impact the trading price of our common stock.

In regard to the sale of  hemp-derived products in the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult recreational use in a number of states, cannabis, other than plants of the same genus that meet the definition of industrial hemp, continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”), and subject to the Controlled Substances Import and Export Act (“CSIEA”). As of December 20, 2018, the 2018 Farm Bill, formally known as the Agriculture Improvement Act of 2018 (the “Farm Bill”), has reclassified hemp for commercial use by removing it from its Schedule I Status under the CSA, and Lifted seeks to operate in compliance with the legislation. However:

(a) FDA: The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. The health and safety impacts of delta-8-THC, CBD, CBG, CBN and other cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBD may or could have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. Furthermore, the FDA sometimes appears to believe that certain cannabinoids are drugs, and that the sale of certain cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain hemp-derived cannabinoid-infused products is illegal, or have imposed restrictions or prohibitions upon the sale of certain hemp-derived products. The FDA may in the future impose significant licensing or other requirements, regulations, restrictions and/or prohibitions on the sale of hemp-derived products, which could have a material adverse effect upon Lifted’s business and the trading price of our common stock;

(b) DEA: The US Drug Enforcement Agency (“DEA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to pursue Schedule I controlled substances as well as certain synthetic substances. In particular:

(i) Hemp and hemp-derived cannabinoid-infused products which exceed a delta-9-THC concentration of 0.3% are illegal under the Farm Bill. Any failure to keep the delta-9-THC concentration in Lifted’s hemp-derived or cannabinoid-infused products below 0.3% could subject us to action by the DEA or other regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon our Company's business and the trading price of our common stock. In addition, certain hemp-derived products may, over time, gradually increase their delta-9-THC concentration, and this may ultimately cause such products to exceed the 0.3% delta-9-THC concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon our Company and the trading price of our common stock. In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of legal hemp-derived products or marijuana-infused products. This may result in regulatory actions or lawsuits against the Company; and

(ii) The DEA has issued a statement that some have interpreted as making hemp-derived delta-8-THC illegal. In deference to the DEA, certain state and local governments have imposed restrictions or prohibitions upon the sale of certain products containing delta-8-THC. Lifted sells significant quantities of products containing hemp-derived delta-8-THC, and any crackdown by the DEA or other regulatory authorities on products containing delta-8-THC could have a material adverse effect upon Lifted’s business and the trading price of our common stock; and

(c) Amended PACT act:  The recently amended federal PACT act may make the online sale of certain of Lifted’s products difficult or impossible. We are evaluating the amended federal PACT act, and the most appropriate course of action for Lifted to take in response thereto. The amended federal PACT act could have a material adverse effect upon Lifted’s business and the trading price of our common stock.

In regard to the sale of products containing nicotine, products containing nicotine are addictive and are subject to heavy regulation by U.S. federal, state and local governments. The legislative and regulatory landscape surrounding nicotine-containing products has created risks for Lifted’s business. Laws and regulations have been adopted that can impose significant liabilities upon companies operating in the nicotine industry, especially in regard to sales to minors.

Existing and future laws and regulations affecting nicotine products could have a material adverse effect upon Lifted’s business and the trading price of our common stock.

Furthermore, the regulation of nicotine, hemp, hemp oil, hemp-derived cannabinoids, and cannabinoid-infused products is evolving. Lifted may become subject to new rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon nicotine and Canna-Infused Products Companies imposed by the U.S. President pursuant to executive orders, by the U.S. Congress in laws, by U.S. federal agencies such as the FDA and/or the DEA, and/or by state and local governments.

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

Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. The Note matures on April 14, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. As of December 31, 2020, Lifted had an accrual of $1,074 for the interest on the PPP Loan. The Note may be prepaid by Lifted at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. Acquired Sales Corp. believes that Lifted has used at least 75% of the PPP Loan amount for designated qualifying expenses and Lifted applied for forgiveness of the PPP Loan in accordance with the terms of the PPP. As mentioned in NOTE 14 –

SUBSEQUENT EVENTS, on April 20, 2021, the entire PPP Loan ($149,622) and the interest payable on the PPP Loan ($1,525) was forgiven by the SBA.

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

An Investment Committee currently consisting of our CEO Gerard M. Jacobs, JD, our Chief Operating Officer Nicholas S. Warrender, and our President and CFO William C. "Jake" Jacobs, CPA, will review material furnished to it and will vote whether or not the Investment Committee believes a potential acquisition is in the Company’s best interests and the interests of the Company’s shareholders. If the Investment Committee votes unanimously to approve a potential acquisition, then such acquisition will be presented to the Board of Directors of the Company for their review and a vote. The Company does not intend to proceed forward with a potential acquisition without the unanimous approval of the Investment Committee and approval by a majority of the Company’s Board of Directors.

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

As of May 15, 2021, the consolidated cash on hand of Acquired Sales Corp. and Lifted Made was a total of $1,527,831. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted may invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has a 50% membership interest in SmplyLifted LLC. Lifted may also invest cash into other companies.

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

Lifted has begun selling products under this pharmacy distribution agreement.

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

Creation of Younite Corp.

On January 10, 2021, Lifted established a wholly-subsidiary called Younite Corp., an Illinois corporation. Younite Corp. did not conduct any business.  On April 29, 2021, Lifted dissolved Younite Corp.

January 27, 2021 SmplyLifted LLC Purchase Order Transaction

On January 27, 2021, Lifted paid a vendor $93,750 on behalf of SmplyLifted LLC for the purchase of inventory. As of the date of this report, Lifted has not yet been reimbursed by SmplyLifted for this $93,750.

February 12, 2021 Loan to Younite Corp.

On February 12, 2021, Acquired Sales Corp. made a $1,000 loan to Younite Corp., as operating capital. Younite Corp. was dissolved on April, 29, 2021, and this loan was returned to Acquired Sales Corp.

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

The results for the period ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 for the period ended December 31, 2020.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Balance Sheets, March 31, 2021 (Unaudited) and December 31, 2020	F-27
Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020 (Unaudited)	F-28
Consolidated Statements of Shareholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 and 2020 (Unaudited)	F-29
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2021 and 2020 (Unaudited)	F-30
Notes to the Consolidated Financial Statements (Unaudited)	F31-F57

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021 (Unaudited)	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$ 830,091	$ 439,080
Dividend Receivable from Bendistillery, Inc.	-	2,495
Prepaid Expenses	416,523	455,061
Loan to SmplyLifted LLC	387,500	293,750
IL Income Tax Receivable	-	2,715
Interest Receivable	2,112	2,112
Note Receivable from CBD LION	-	15,318
Accounts Receivable, net of allowance of $6,732 in 2021 and $5,743 in 2020	1,764,046	1,413,051
Inventory	1,106,381	641,195
Deposit for Machinery and Equipment	32,184	-
Other Current Assets	1,891
Total Current Assets	4,540,728	3,264,777
Goodwill	22,292,767	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Deposit for Girish GPO Distribution Agreement	30,000	30,000
Investment in SmplyLifted LLC	188,360	195,571
Fixed Assets, less accumulated depreciation of $43,390 in 2021 and $14,361 in 2020	225,482	135,391
Intangible Assets, less accumulated amortization of $1,807 in 2021 and $1,390 in 2020	2,637	3,054
Security and State Licensing Deposits	2,800	1,600
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $12,337 in 2021 and $0 in 2020	1,468,071	-
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $40,388 in 2021 and $35,650 in 2020	2,968	7,705
Total Assets	$ 30,650,014	$ 27,827,065
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$ 20,922
Operating Lease Liability	2,954	7,670
Deferred Revenue	1,374,475	1,096,120
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	100,000	100,000
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	250,000	250,000
Management Bonuses Payable - Related Party	350,000	350,000
Company-Wide Management Bonus Pool	342,947	-
Accounts Payable and Accrued Expenses	868,860	639,479
Interest Payable - Related Party	-
Interest - Payable to William C. Jacobs	986
Interest - Payable to Gerald M. Jacobs	2,466
Interest - Payable to Nicholas S. Warrender	82,603	64,110
Interest Payable - Related Party	86,055	64,110
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	70,692	145,561
Series B Convertible Preferred Stock Dividends Payable	3,254	5,782
Preferred Stock Dividends Payable	73,947	151,343
Total Current Liabilities	$ 3,120,161	$ 2,308,722
Non-Current Liabilities
Paycheck Protection Program Loan	149,623	149,623
Finance Lease Liability	1,455,523	-
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	3,750,000	3,750,000
Total Non-Current Liabilities	$ 5,355,146	$ 3,899,623
Total Liabilities	$ 8,475,306	$ 6,208,345
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 33,250 shares of Series A Convertible Preferred Stock shares were issued and outstanding at March 31, 2021, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2020; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at March 31, 2021, and 100,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2020

	73	166
Common Stock, $0.001 par value; 100,000,000 shares authorized; 9,835,236 shares issued and outstanding at March 31, 2021, and 6,485,236 shares issued and outstanding at December 31, 2020	9,835	6,485
Treasury Stock (Purchase of 36,000 shares of common stock at $0.95/share in 2021 and 36,000 shares of common stock at $0.95/share in 2020)	(68,400)	(34,200)
Additional Paid-in Capital	38,784,187	38,787,444

Accumulated Deficit	(16,550,988)	(17,141,175)
Total Shareholders' Equity (Deficit)	22,174,707	21,618,720
Total Liabilities and Shareholders' Equity	$ 30,650,014	$ 27,827,065

Please see the accompanying notes to the consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2021 (Unaudited)	2020 (Unaudited)
Net Sales	$ 3,353,270	$ 370,424
Cost of Goods Sold	1,707,523	198,109
Gross Profit	1,645,747	172,315
Stock Compensation Expense	-	1,393,648
Selling, General and Administrative Expenses	56,464	24,703
Bank Charges and Merchant Fees	66,570	-
Accrual for Company-Wide Management Bonus Pool	342,947	-
Management Bonuses Owed Under Compensation Agreement	-	350,000
Bad Debt	977	728
Payroll, Consulting and Independent Contractor Expenses	307,524	83,217
Professional Fees	93,033	66,554
Advertising and Marketing	52,027	10,286
Depreciation and Amortization	41,783	1,877
Rent Expense	5,430	-
Warehouse & Lab Expenses (too small to capitalize)	18,500	-
Income/(Loss) From Operations	660,493	(1,758,698)
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(7,211)	-
Income from SmplyLifted for WCJ Labor	1,072
Interest Expense	(36,347)	(7,605)
Warehouse Buildout Credits	600	-
Penalties	(450)
Interest Income	202	5,676
Total Other Income/(Expenses)	(42,134)	(1,929)
Income/(Loss) Before Provision for Income Taxes	618,359	(1,760,627)
Provision for Income Taxes	-	-
Net Income/(Loss) Attributable to Acquired Sales Corp. common stockholders	$ 618,359	$ (1,760,627)

Basic Net Income (Loss) per Common Share	$ 0.08	$ (0.41)
Diluted Net Income (Loss) per Common Share	$ 0.04	$ (0.41)

Weighted average number of common shares outstanding:
Basic	7,456,925	4,312,568
Diluted	16,084,794	4,312,568

Please see the accompanying notes to the consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	166,150	$ 166	2,726,669	$ 2,727	-	$ -	$ 21,691,128	$ (15,392,552)	$ 6,301,469
Issuance of warrants to Gerard M. Jacobs upon execution of employment agreement							$ 733,499		$ 733,499
Issuance of warrants to William C. Jacobs upon execution of employment agreement							$ 660,149		$ 660,149
Issuance of common stock consideration as part of the acquisition of Lifted Liquids, Inc.			3,900,455	$ 3,900			$ 10,722,351		$ 10,726,251
Issuance of warrants to purchase shares of common stock as part of the acquisition of Lifted Liquids, Inc.							$ 4,980,150		$ 4,980,150
Series A Preferred Stock dividend payable								$ (34,179)	$ (34,179)
Series B Preferred Stock dividend payable								$ (3,740)	$ (3,740)
Net Loss			-	-				$ (1,760,627)	$ (1,760,627)
Balance, March 31, 2020	166,150	$ 166	6,627,124	$ 6,627	-	$ -	$ 38,787,277	$ (17,191,098)	$ 21,602,972

Balance, December 31, 2020	166,150	$ 166	6,485,236	$ 6,485	36,000	$ (34,200)	$ 38,787,444	$ (17,141,175)	$ 21,618,720
Series A Preferred Stock dividend payable								$ (24,855)	$ (24,855)
Series B Preferred Stock dividend payable								$ (3,316)	$ (3,316)
AQSP's January 8, 2021 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	$ (34,200)			$ (34,200)
Conversions of Series A Convertible Preferred Stock to Common Stock	(32,900)	$ (33)	3,290,000	3,290			(3,257)		-
Conversions of Series B Convertible Preferred Stock to Common Stock	(60,000)	$ (60)	60,000	60					$ -
Net Income								$ 618,359	$ 618,359
Balance, March 31, 2021	73,250	$ 73	9,835,236	$ 9,835	72,000	$ (68,400)	$ 38,784,187	$ (16,550,988)	$ 22,174,707

Please see the accompanying notes to the consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, (Unaudited)
	2021	2020
Cash Flows From Operating Activities
Net Income/(Loss)	$ 618,359	$ (1,760,627)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Lifted Made's Portion of SmplyLifted's net loss in Q1 2021	7,211	-
Stock Compensation Expense	-	1,393,648
Bad Debt Expense	977	728
Depreciation and Amortization	41,783	1,877
Spoiled and Written Off Inventory	38,651	-
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(351,972)	(21,919)
Sales Tax Receivable	-	(797)
Sales Tax Refund Receivable	-	(41,290)
Prepaid Expenses	38,538	(32,843)
Dividend Receivable from Bendistillery, Inc.	2,495	-
Income Tax Receivable	2,715	-
Interest Receivable	-	(370)
Inventory	(503,836)	5,578
Other Current Assets	(3,091)	-
Loan to Shareholder	-	9,000
Trade Accounts Payable and Accrued Expenses	562,610	110,284
Accounts Payable and Interest Payable to Related Parties	31,663	-
Change in ROU Asset	-	4,485
Change in Finance & Operating Lease Liabilities	4,438	(4,464)
Deferred Revenue	278,355	(21,233)
Net Cash Provided by (Used in) Operating Activities	768,894	(357,943)
Cash Flows From Investing Activities
Net Cash Paid as Part of Lifted Liquids, Inc. Acquisition	-	(3,130,610)
Reduction of CBD Lion Note Receivable	15,318	31,500
Net Purchase of Fixed Assets	(151,304)	(15,393)
Loans to SmplyLifted LLC	(93,750)	-
Net Cash Used in Investing Activities	(229,736)	(3,114,503)
Cash Flows From Financing Activities
Payments of Dividends to Series A Convertible Preferred Stockholders	(99,725)	(89,700)
Payments of Dividends to Series B Convertible Preferred Stockholders	(5,844)	-
Purchase of Shares Held in Treasury	(34,200)	-
Financing Cost - Repayment of Finance Lease Liability	(8,378)	-
Net Cash Used in Financing Activities	(148,147)	(89,700)
Net Increase/(Decrease) in Cash	391,011	(3,562,146)
Cash and Cash Equivalents at Beginning of Period	439,080	4,384,929
Cash and Cash Equivalents at End of Period	$ 830,091	$ 822,783

	For the Three Months Ended
	March 31, (Unaudited)
	2021	2020
Supplemental Cash Flow Information
Cash Paid For Interest	$ -	$ 2
Cash Paid For Income Taxes	$ -	$ -

Non-Cash Activities:
Right-of-Use assets acquired from inception of Finance Leases	$ 1,480,408
Conversion of Series A and Series B Preferred Stock to Common Stock	$ 3,257

Please see the accompanying notes to the consolidated financial statements for more information.

Acquired Sales Corp.

Notes to the Consolidated Financial Statements

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

For more information, please refer to the section “ITEM 1. BUSINESS” above.

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

Use of Estimates – The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include the allowance for doubtful accounts, estimated useful lives of property, plant and equipment, valuation allowance on deferred income tax assets and the fair value of stock options and warrants.

Cash and Cash Equivalents – Cash and cash equivalents as of March 31, 2021 and December 31, 2020 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SmplyLifted LLC is not publicly traded, and as such its financial instruments are Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. An allowance for bad debt of $6,732 and $5,743, respectively was recorded at March 31, 2021 and December 31, 2020. As described in “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement”, the Promissory Note is secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between Mr. Warrender, as Secured Party, and the Company and Lifted, as Pledgors.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Raw Goods	$ 906,258	$ 500,657
Finished Goods	$ 200,123	$ 140,538
Total Inventory	$ 1,106,381	$ 641,195

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods.

During the quarter ended March 31, 2021, $16,472 of overhead costs were allocated to finished goods. During the quarter ended March 31, 2020, $8,313 of overhead costs were allocated to finished goods.

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

The following were written off as obsolete inventory during the quarter ended March 31, 2021:

1)Various sizes of glass bottles;

2)Various packaging;

3)Raw ingredients;

4)Labels; and

5)Discontinued finished goods.

The process of determining obsolete inventory during the quarter involved:

1)Identifying raw goods (including packaging) that would no longer be used in the manufacture of finished goods;

2)Identifying finished goods that would no longer be sold; and

3)Valuing and expensing raw and finished goods that would no longer be sold.

Fixed Assets – Fixed assets are recorded and stated at cost. Fixed assets that cost less than $2,500 are expensed, and fixed assets that cost $2,500 or more are capitalized. Depreciation of machinery and equipment, furniture and fixtures and leasehold improvements is based on the asset’s estimated useful life and is calculated using the straight-line method. Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income.

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

State Licensing Deposits – The Company is required to pay deposits for certain licenses in various states.

Deposit on Machinery and Equipment – The Company has paid a deposit on machinery and equipment.

Investments

Investment in Ablis, Bendistillery and Bend Spirits

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to scheduled annual impairment tests. The Company performed its annual fair value assessment at December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. Please refer to “NOTE 4 – THE COMPANY’S INVESTMENTS”, below, for more information.

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

Disaggregation of Revenue

During the quarter ended March 31, 2021, all of the Company’s sales occurred inside of the United States of America.

Contract Liabilities

Amounts received from a customer before the purchased product is shipped to the customer is treated as deferred revenue. If cash is not received, an accounts receivable is recognized, but revenue is not recognized until an order is fully shipped. The amount of deferred revenue as of March 31,2021 and December, 31, 2020 was $1,374,475 and $1,096,120, respectively.

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. $38,651 of cost of goods sold during the three months ended March 31, 2021 relates to spoiled and obsolete inventory written off. There was no spoiled and obsolete inventory written off during the three months ended March 31, 2020.

Operating Expenses – Operating expenses include stock compensation expense, selling, general and administrative expenses, bank charges and merchant fees, management bonuses, bad debt, payroll, consulting and independent contractor expenses, professional fees, advertising and marketing, depreciation and amortization, and warehouse and lab expenses.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2020	2019
Net Income (Loss)	$ 618,359	$ (1,760,627)

Weighted Average Shares Outstanding:
Basic	7,456,925	4,312,568
Diluted	16,084,794	4,312,568

Basic Net Income (Loss) per Share	$ 0.08	$ (0.41)
Diluted Net Income (Loss) per Share	$ 0.04	$ (0.41)

As of March 31, 2021, in addition to our outstanding common stock, we have issued (a) options to purchase 1,151,698 shares of common stock at $2.00 per share, (b) warrants to purchase 403,921 shares of common stock at $1 per share, (c) warrants to purchase 6,000 shares of common stock at $5 per share, (d) rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share, (e) financing warrants to purchase 31,250 shares of common stock at $0.03 per share, and (f) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

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

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the three months ended March 31, 2021, the Company incurred $52,027 in advertising and marketing expenses, which were primarily public relations, search engine optimization and trade show expenses. During the three months ended March 31, 2020, the Company incurred $10,286 in advertising and marketing expenses, of which were primarily public relations and digital marketing.

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

NOTE 2 – SELECTED QUARTERLY FINANCIAL INFORMATION

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	March 31, (Unaudited)		December 31, (Unaudited)		September 30, (Unaudited)
	2021	2020	2020	2019	2020	2019
Net Sales	$ 3,353,270	$ 370,424	$ 2,196,518	$ 0	$ 1,509,437	$ 0
Cost of Goods Sold	1,707,523	198,109	1,312,946	0	878,327	0
Gross Profit	1,645,747	172,315	883,572	0	631,110	0
Stock Compensation Expense	-	1,393,648	0	2,007	0	37,961
Selling, General and Administrative Expenses	56,464	24,703	43,081	13,325	40,568	12,825
Accrual for Company-Wide Management Bonus Pool	342,947	-	-	-	-	-

Management Bonuses Owed Under Compensation Agreement	-	350,000	-	-	-	-
Bank Charges and Merchant Fees	66,570		27,824	30	14,702	90
Bad Debt	977	728	2,915	0	94,251	0
Payroll, Consulting and Independent Contractor Expenses	307,524	83,217	211,851	30,000	275,149	45,000
Professional Fees	93,033	66,554	80,810	114,431	50,235	52,142
Advertising and Marketing	52,027	10,286	22,384	960	26,670	3,782
Depreciation and Amortization	41,783	1,877	5,245	0	5,092	0
Rent Expense	5,430	-	8,388	0	6,747	0
Warehouse & Lab Expenses (too small to capitalize)	18,500	-	5,433	0	3,974	0
Income/(Loss) From Operations	660,493	(1,758,698)	475,641	(160,753)	113,722	(151,800)
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(7,211)	-	(4,429)	-	-	-
Income from SmplyLifted for WCJ Labor	1,072	-	-	-	-	-
Settlement Income/Gain on Settlement	-	-	12,500	-	-	-
Interest Expense	(36,347)	(7,605)	(19,281)	-	(19,281)	-
Dividend Income	-	-	2,495	-	-	-
Warehouse Buildout Credits	600	-	600	-	600	-
Penalties	(450)	-		-	-	-
Gain on Forgiveness of Debt	-	-	81,272	-	-	-
Interest Income	202	5,676	733	12,369	782	5,334
Total Other Income/(Expenses)	(42,134)	(1,929)	73,890	12,369	(17,899)	5,334
Income/(Loss) Before Provision for Income Taxes	618,359	(1,760,627)	549,531	(148,384)	95,823	(146,466)
Provision for Income Taxes	-	-	-	-	-	-
Net Income/(Loss) Attributable to Acquired Sales Corp. common stockholders	$ 618,359	$ (1,760,627)	$ 549,531	$ (148,384)	$ 95,823	$ (146,466)

Earnings/(Loss) Per Common Share Attributable to Acquired Sales Corp. common shareholders:
Basic	$ 0.08	$ (0.41)	$ 0.06	$ (0.11)	$ 0.01	$ (0.06)
Diluted	$ 0.04	$ (0.41)	$ 0.02	$ (0.11)	$ -	$ (0.06)

Weighted average number of common shares outstanding
Basic	7,456,925	4,312,568	6,463,301	2,726,669	6,460,236	2,597,302
Diluted	16,084,794	4,312,568	16,040,170	2,726,669	6,460,236	2,597,302

NOTE 3 – RECEIPT OF LOANS UNDER THE ECONOMIC INJURY DISASTER LOAN PROGRAM AND THE PAYCHECK PROTECTION PROGRAM

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

Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. The Note matures on April 14, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. As of March 31, 2021 and December 31, 2020, Lifted had an accrual of $1,443 and $1,074, respectively, for the interest on the PPP Loan. The Note may be prepaid by Lifted at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. Acquired Sales Corp. believes that Lifted has used at least 75% of the PPP Loan amount for designated qualifying expenses and Lifted applied for forgiveness of the PPP Loan in accordance with the terms of the PPP.

As mentioned in NOTE 15 – SUBSEQUENT EVENTS, on April 20, 2021, the entire PPP Loan ($149,622) and the interest payable on the PPP Loan ($1,525) was forgiven by the SBA.

NOTE 4 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $16,550,988 as of March 31, 2021. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The COVID-19 pandemic and its ramifications, combined with the expenses and potential liabilities associated with litigation involving Lifted, combined with the regulatory risks and uncertainties associated with the cannabinoid-infused products, vaping and nicotine products industries, combined with the risks associated with internet hacking or sabotage, combined with the risks of employee and/or independent contractor disloyalty or theft of Company information and opportunities, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern. Also, the Company has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. Also, the Company has not yet paid an aggregate of $300,000 of bonuses owed to its CEO Gerard M. Jacobs, and William C. "Jake" Jacobs, President and CFO, because it currently does not have the funds to do so, and an additional aggregate of $350,000 of bonuses owed to them have been deferred until on or after January 1, 2021. These aggregate of $650,000 of bonuses are due and payable upon demand. In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially those related to CBD, CBG, CBN, delta-8-THC, delta-9-THC, nicotine products, vaping, vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk. The Company maintains levels of cash in a bank deposit account that, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and it believes it is not exposed to any significant credit risk on cash.

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

Concentration of Credit Risks – During the quarter ended March 31, 2021, there were no customers who made up more than 8% of Lifted Made's sales. Regarding the purchases of raw and finished goods ("Supplies") during the quarter ended March 31, 2021, approximately 53% of the supplies were from 5 vendors.

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

The Company’s Investment in Lifted Made

The Company performed its annual fair value assessment at December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. The factors that led the Company to this conclusion include, among other things: continued growth in sales and profitability quarter-over-quarter, the launch of first-to-market, ground-breaking new products, the addition of more and more wholesalers and distributors nationwide, and continued positive publicity of Lifted. Lifted has also been limited in its production capacity due to the size of its facility in Zion, Illinois. With Lifted’s recent move into a much larger facility located in Kenosha, Wisconsin, Lifted should be able to produce a greater quantity of products to meet demand.

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

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	March 31, 2021	December 31, 2020
Machinery & Equipment	$ 119,638	$ 103,084
Leasehold Improvements - Zion	$ 26,089	$ 42,381
Leasehold Improvements - Kenosha	$ 111,509	$ -
Furniture & Fixtures - Kenosha	$ 11,636	$ 4,288
Sub-total:	$ 268,872	$ 149,753

Less: accumulated depreciation	$ (43,390)	$ (14,361)
	$ 225,482	$ 135,392

During the first quarter of 2021, management re-evaluated the useful lives of its property and equipment and determined the useful lives per asset class to be:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Furniture & Fixtures	60 months

Depreciation expense of $29,029 was recognized during the three months ended March 31, 2021. Depreciation expense of $4,283 was recognized during the three months ended March 31, 2020.

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

NOTE 7 – NOTES RECEIVABLE

SmplyLifted LLC

At March 31, 2021, the Company had made shortfall loans to SmplyLifted LLC totaling $387,500, used primarily for the purchase of inventory. As of March 31, 2021, imputed interest receivable on the loans totaled $149.

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

NOTE 8 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $417 in amortization related to the website was recognized during the quarter ended March 31, 2021.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Commissions Paid

Vincent J. Mesolella

Neither Acquired Sales Corp. nor Lifted paid any commissions paid to Vincent J. Mesolella, Acquired Sales Corp.’s lead outside director, during the quarter ended March 31, 2021. During the year ended December 31, 2020, Lifted paid Vincent J. Mesolella commissions totaling $172, in connection with the sale of Lifted product arranged by him.

Robert T. Warrender III

During the quarter ended March 31, 2021, $2,072 in sales commissions were paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother.

Shipping Costs

Lifted shares a shipping account with a company operated by Nicholas S. Warrender’s father, Robert T. Warrender II, who is also a member of the board of directors of Acquired Sales Corp. Lifted does this in an effort to reduce shipping costs, as the shipper gives a price discount based on volume. Lifted reimburses Robert T. Warrender II for the cost of shipping. During the quarter ended March 31, 2021, Lifted reimbursed Robert T. Warrender II $41,902 in shipping costs. From February 24, 2020 (the date of closing on the acquisition of Lifted) through December 31, 2020, Lifted reimbursed Robert T. Warrender II $39,569 in shipping costs.

Transactions with 95th Holdings, LLC

In Zion, Illinois, Lifted has rented 3,300 square feet of space under a lease that terminates on June 1, 2021. Lifted’s rented space in Zion, Illinois, is not adequate in light of various issues including zoning uncertainties, lack of air conditioning, and small size. Up until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefor.

On December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Landlord”) for office, laboratory and warehouse space in a building located at 5511 95th Avenue, in the City of Kenosha, State of Wisconsin (the “Premises”). The lease commencement date was January 1, 2021, and lease termination date is January 1, 2026.

Lifted constructed improvements including a clean room, and gradually moved into the Kenosha Premises over the course of the first quarter of 2021. Under the terms of the “triple-net” Lease, starting on January 1, 2021, Lifted leased approximately 11,238 square feet at the Premises at $6.13 per square foot per year in base rent ($68,888.94 in 2021), which is subject to a 2% increase in base rent each year, plus certain operating expenses and taxes. The Lease will continue until midnight on the fifth anniversary date of the commencement date of the Lease. Lifted shall have the right to extend the original five year term of the Lease for one extension period of two years, commencing upon the expiration of the original term.  Lifted and Landlord are required to execute an “Amendment of Extension” prior to six months before the expiration of the original term.

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

During the quarter ended March 31, 2021, Lifted paid a total of $17,222.25 in rent to 95th Holdings, LLC.

Transaction with SmplyLifted LLC

On February 2, 2021, Lifted owed SmplyLifted $450; on February 10, 2021, Lifted paid SmplyLifted the $450.

Amounts Owed to Related Parties

Amounts Owed to SmplyLifted LLC

As of March 31, 2021, Lifted owed SmplyLifted $9,719. Between April 1, 2021 and April 5, 2021, Lifted paid SmplyLifted the $9,719.

Amounts Owed to Gerard M. Jacobs

Due to the COVID-19 pandemic and for other reasons, the Company was not in a position to pay Gerard M. Jacobs, CEO, the $250,000 bonus that was to be paid to him on December 1, 2020, pursuant to the Compensation Agreement dated as of June 19, 2019. In recognition of this reality, the Company and Gerard M. Jacobs agreed that in lieu of such payment, upon the earlier of the date when Gerard M. Jacobs delivers to the Company written demand for payment which may not be sooner than January 1, 2021, or the first date when the Company has raised a total of at least $15 million after January 1, 2019, the Company shall pay Gerard M. Jacobs a cash bonus in the amount of $250,000 (the “Delayed December 1, 2020 Cash Bonus to Gerard M. Jacobs”); provided that (i) commencing on January 1, 2021, the cash bonus of $250,000 that was due and payable by the Company to Gerard M. Jacobs upon the closing of the Company’s acquisition of Lifted, which has not yet been paid and is payable upon demand by Gerard M. Jacobs, shall accrue interest until paid in full at the rate of 2% per year, and (ii) commencing on January 1, 2021, the Delayed December 1, 2020 Cash Bonus to Gerard M. Jacobs, which has not yet been paid and is payable upon demand by Gerard M. Jacobs on or after January 1, 2021, shall accrue interest until paid in full at the rate of 2% per year.

As such, as of March 31, 2021, there was total interest of $2,466 payable to Gerard M. Jacobs related to the Delayed December 1, 2020 Cash Bonus to Gerard M. Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted.

At December 31, 2020, there was a management bonus payable of $250,000 owed to the Company's CEO Gerard M. Jacobs; there were no other payables owed to Gerard M. Jacobs.

Amounts Owed to William C. “Jake” Jacobs

Due to the COVID-19 pandemic and for other reasons, the Company was not in a position to pay William C. “Jake” Jacobs, President and CFO, the $100,000 bonus that was to be paid to him on December 1, 2020, pursuant to the Compensation Agreement dated as of June 19, 2019. In recognition of this reality, the Company and William C. “Jake” Jacobs agreed that in lieu of such payment, upon the earlier of the date when William C. “Jake” Jacobs delivers to the Company written demand for payment which may not be sooner than January 1, 2021, or the first date when the Company has raised a total of at least $15 million after January 1, 2019, the Company shall pay William C. “Jake” Jacobs a cash bonus in the amount of $100,000 (the “Delayed December 1, 2020 Cash Bonus to William C. “Jake” Jacobs”); provided that (i) commencing on January 1, 2021, the cash bonus of $100,000 that was due and payable by the Company to William C. “Jake” Jacobs upon the closing of the Company’s acquisition of Lifted, which has not yet been paid and is payable upon demand by William C. “Jake” Jacobs, shall accrue interest until paid in full at the rate of 2% per year, and (ii) commencing on January 1, 2021, the Delayed December 1, 2020 Cash Bonus to William C. “Jake” Jacobs, which has not yet been paid and is payable upon demand by William C. “Jake” Jacobs on or after January 1, 2021, shall accrue interest until paid in full at the rate of 2% per year.

As such, as of March 31, 2021, there was total interest of $986 payable to William C. “Jake” Jacobs related to the Delayed December 1, 2020 Cash Bonus to William C. “Jake” Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted.

At March 31, 2021, $2,681 in income tax previously erroneously paid by William C. Jacobs to the Illinois Department of Revenue during the year ended December 31, 2021, and refunded back to Lifted by the Illinois Department of Revenue in January 2021, was payable by Lifted to William C. Jacobs.

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

As such, as of March 31, 2021, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $82,603 owed to Nicholas S. Warrender. In comparison, as of December 31, 2020, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $64,110 owed to Nicholas S. Warrender. Interest on the Promissory Note shall be 2% per year. The maturity date of the Promissory Note is the earlier of (a) the date which is 30 days after the last day of the calendar quarter during which Lifted's aggregate EBITDA (aggregate earnings before interest, taxes, depreciation and amortization) since the Closing Date of the Merger exceeds $7.5 million, or (b) the date which is the fifth anniversary of the closing date of the Merger.

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

Transactions with Corner Vapory

Nicholas S. Warrender is a 50% owner in Corner Vapory, a vape shop, located in Kenosha, Wisconsin.

During the quarter ended March 31, 2021, Corner Vapory purchased $0 worth of products from Lifted.

In comparison, during the year ended December 31, 2020, Corner Vapory purchased $10,264 worth of products from Lifted. Corner Vapory is provided distributor pricing, similar to many other individual vape shops that are customers of Lifted.

Transactions with Canna Vita

Nicholas S. Warrender is a 50% owner in Canna Vita, a CBD shop, located in Kenosha, Wisconsin.

During the quarter ended March 31, 2021, Canna Vita purchased $2,798 worth of products from Lifted, and Lifted recorded a receivable of $4,855 from Canna Vita as of March 31, 2021. In comparison, during the year ended December 31, 2020, Canna Vita purchased $8,939 worth of products from Lifted, and Lifted recorded a receivable of $1,839 from Canna Vita as of December 31, 2020. Canna Vita is provided distributor pricing, similar to many other individual vape shops that are customers of Lifted.

Transactions with Squeez Juice Bar

Squeez Juice Bar, located in Kenosha, Wisconsin, subleases space from Corner Vapory (a vape shop; 50% of which is owned by Nicholas S. Warrender; discussed above) and pays Corner Vapory a percentage of Squeez Juice Bar’s monthly revenue. Squeez Juice Bar sells certain of Lifted’s products; along with many other brands’ hemp-derived products. Lifted provides Squeez Juice Bar with distributor pricing, similar to many other individual shops that are customers of Lifted.

During the quarter ended March 31, 2021, Squeez Juice Bar purchased $5,363 worth of products from Lifted, and Lifted recorded a receivable of $0 from Squeez Juice Bar as of March 31, 2021.

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

As of December 31, 2018, a total of $30,791 had been borrowed by AQSP on such terms, and warrants to purchase 25,000 shares of common stock of AQSP had been issued to Joshua A. Bloom and warrants to purchase 12,500 shares of common stock of AQSP had been issued to Gerard M. Jacobs. As of December 31, 2018, there was also a total of $1,381 in interest payable to Joshua A. Bloom and Gerard M. Jacobs, related to these borrowings.

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

On January 7, 2019, Gerard M. Jacobs loaned to the Company $5,968. In exchange, a warrant to purchase 7,500 shares of common stock of AQSP was issued to Gerard M. Jacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to Gerard M. Jacobs on January 7, 2019 was $10,949.

On January 21, 2019, Gerard M. Jacobs loaned to the Company $804. In exchange, a warrant to purchase 1,250 shares of common stock of AQSP was issued to Gerard M. Jacobs. This warrant was valued using the

Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to Gerard M. Jacobs on January 21, 2019 was $1,825.

On February 6, 2019, Gerard M. Jacobs loaned to the Company $8,000. In exchange, a warrant to purchase 10,000 shares of common stock of AQSP was issued to Gerard M. Jacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to Gerard M. Jacobs on February 6, 2019 was $13,999.

On March 13, 2019, all of these borrowings and the related interest payable to Joshua A. Bloom and Gerard M. Jacobs was repaid. In total, $21,540 was paid to Joshua A. Bloom, and $26,628 was paid to Gerard M. Jacobs.

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

As of March 31, 2021 and December 31, 2020, the Company has accrued a liability of $70,692 and $145,561, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the three months ended March 31, 2021 and 2020, a total of $99,725 and $89,700, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of March 31, 2021 and December 31, 2020, the Company has accrued a liability of $3,254 and $5,782, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three months ended March 31, 2021 and 2020, a total of $5,844 and $0, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

There was no share-based compensation, stock option or warrant activity during the period ended March 31, 2021.  The following is a summary of exercisable and outstanding options, rights to purchase warrants to purchase common stock, and financing warrants as of March 31, 2021:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, March 31, 2021	4,517,869	$ 2.37	3.69	$ 23,198,015
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, March 31, 2021	6,512,869	$ 2.57	3.72	$ 32,123,015

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

NOTE 12 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Operating and Finance Lease Right-of-Use Assets – In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). The amended guidance, which is effective for the Company on January 1, 2019, requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet; lease expense for these types of leases are recognized on a straight-line basis over the lease term. Options to extend or terminate a lease are not included in the determination of the right-of-use asset or lease liability unless it is reasonably certain to be exercised. Lifted adopted ASU 2016-02 using the modified retrospective approach, electing the package of practical expedients.

Lifted does not own any physical properties. Lifted’s corporate office, manufacturing facility and warehouse is a 11,238 square foot facility located in Kenosha, Wisconsin. Lifted started leasing this facility on January 1, 2021, and the lease terminates on January 1, 2026. The Kenosha facility is owned by an entity controlled by Nicholas S. Warrender. As the Company's lease does not provide an implicit rate, the Company used the same incremental borrowing rate used by the purchaser of the building in determining the present value of lease payments. The discount rate used in the computations was 3.6%. Under the terms of the lease, the tenant, Lifted, has the option to purchase the property at any time prior to December 31, 2025, and in any event, Lifted is obligated to purchase the property on or before that date. This lease is accounted for as a finance lease.

Lifted also leases space in Zion, Illinois, where Lifted has rented 3,300 square feet of space under a lease that terminates June 1, 2021. This lease is accounted for as an operating lease.

As the Company's lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information provided by a banker in determining the present value of lease payments. The discount rate used in the computations was 5.5%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2021
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $40,388 in 2021	Non-Current Assets	$ 2,968

Liability	Balance Sheet Line	March 31, 2021
Current Operating Lease Liability	Current Liabilities	$ 2,954

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2021
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $12,337 in 2021	Non-Current Assets	$ 1,468,071

Liability	Balance Sheet Line	March 31, 2021
Current Finance Lease Liability	Current Liabilities	$ 20,922
Non-Current Finance Lease Liability	Non-Current Liabilities	$ 1,455,523

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	Three Months March 31, 2021	Year Ended December 31, 2020
Finance Lease expense
Amortization of Right-of-Use Assets	$ 12,337	$ -
Interest on lease liabilities	13,260	$ -
Operating Lease Expense	4,800	$ 19,200
Total	$ 30,397	$ 19,200

As described in Note 3, a portion of monthly overhead costs such as this lease expense are allocated to finished goods.

Future maturities of Finance and Operating lease liabilities as of March 31, 2021 are as follows:

Maturity Analysis as of March, 31, 2021:	Finance	Operating
2021	$ 56,083	$ 3,200
2022	70,267	0
2023	71,672	0
2024	73,106	0
2035	74,568	0
Thereafter	1,375,000	0
Total	$ 1,720,696	$ 3,200
Less: Present value discount	(244,250)	(246)
Lease Liability	$ 1,476,446	$ 2,954

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

The Company entered into a Compensation Agreement dated as of June 19, 2019, with our CEO Gerard M. Jacobs and our President and CFO William C. "Jake" Jacobs. The material terms of the Compensation Agreement, as amended, can be summarized as follows:

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

As mentioned in NOTE 9 – RELATED PARTY TRANSACTIONS, during the quarter ended March 31, 2021, $2,072 in sales commissions were paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother.

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

NOTE 14 – COMPANY-WIDE MANAGEMENT BONUS POOL

Pursuant to the employment agreements entered into between the Company and its three principal executives Gerard M. Jacobs, William C. “Jake” Jacobs, and Nicholas S. Warrender (individually, “Executive”), the Company is obligated to compensate management of the Company via a management bonus pool.

For each fiscal year during the Employment Term, the Executive shall be eligible to be considered for an annual bonus (the "Annual Bonus") as part of a Company-wide management bonus pool arrangement. During the fourth quarter of each year, the Chairman of the Compensation Committee of the Board (the "Compensation Committee") shall recommend in writing a consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") target (each, a "Target") for the following year (the "Target Year"), which Target must be approved in writing by each of the following for as long as he remains employed by the Company: Gerard M. Jacobs, William C. Jacobs, and Nicholas S. Warrender (collectively, and with respect to each for only as long as he is an employee of the Company, the "Executive Management Group"). If the Chairman of the Compensation Committee does not recommend in writing a Target for a Target Year that is approved in writing by all of the members of the Executive Management Group prior to the commencement of the Target Year, then the Target for the Target Year shall be equal to the actual consolidated EBITDA of the Company and its subsidiaries during the then-current year (i.e., the year preceding the Target Year) as certified in writing by the Company's outside firm of independent certified public accountants. If the actual consolidated EBITDA of the Company and its subsidiaries during the Target Year as certified in writing by the Company's outside firm of independent certified public accountants exceeds the Target (the amount by which the actual consolidated EBITDA of the Company and its subsidiaries during the Target Year as certified in writing by the Company's outside firm of independent certified public accountants exceeds the Target, the "Excess Amount"), then cash equal to 33% of the Excess Amount shall be set aside by the Company as a cash management bonus pool (the "Bonus Pool"), and the amount of the Bonus Pool shall be allocated and paid out by the Company as bonuses or fees to the officers of the Company and its subsidiaries (and potentially, to directors or third parties who have significantly helped the Company and its subsidiaries during the Target Year), with the amount to be paid to each payee, including the amount of any Annual Bonus to be paid to the Executive, to be determined by unanimous written agreement of the Executive Management Group, in their sole discretion. The Executive expressly agrees and acknowledges that the amount of the Annual Bonus (if any) allocated and paid to the Executive as so determined by unanimous written agreement of the Executive Management Group shall be final, non-appealable, and binding upon the Executive, regardless of whether the Executive receives any Annual Bonus, and regardless of whether any Annual Bonus received by the Executive is higher or lower than any other person's bonus, under any and all circumstances whatsoever. The Company shall pay the Executive the Annual Bonus, if any, no later than March 15th of the year following the applicable Target Year.) In the event that there is funding for the Bonus Pool but the Executive Management Group does not reach a unanimous decision on Bonus allocations, then no annual bonus shall be paid. The Annual Bonus Pool would then be placed in escrow and the Executive Management Group would mediate.

NOTE 15 – SUBSEQUENT EVENTS

Paydown of Bonus Payable to Gerard M. Jacobs

On April 29, 2021, the Company paid Gerard M. Jacobs a portion ($50,000) of the bonus payable to Gerard M. Jacobs for closing on Lifted.

Creation of LftdXSvg LLC

As we announced on April 27, 2021, Lifted and privately-held Savage Enterprises, Irvine, California, have partnered to create an equally-owned new entity called LftdXSvg LLC to make and sell products containing hemp-derived THCV (tetrahydrocannabivarin).

Payment Into Warrender Enterprise Inc.’s Illinois Department of Employment Security Unemployment Insurance Account

On April 28, 2021, the Company paid $5,806 into Warrender Enterprise Inc.’s Illinois Department of Employment Security unemployment insurance account. The Company is trying to get this money moved into the Company’s Illinois Department of Employment Security unemployment insurance account, but there can be no assurance that this will happen, or when.

Dissolution of Younite Corp.

On April 29, 2021, Younite Corp. was dissolved.

Forgiveness of the PPP Loan

On April 20, 2021, the entire PPP Loan ($149,622) and the interest payable on the PPP Loan ($1,525) was forgiven by the SBA.

Exercise of Warrant

On April 14, 2021, a non-affiliate shareholder exercised his warrant to purchase 7,021 shares of unregistered common stock for $1 per share.

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

THE IMPACTS OF COVID-19 SIGNIFICANTLY DISRUPTED ACQUIRED SALES CORP. AND LIFTED MADE DURING 2020. AMONG OTHER THINGS, VARIOUS FEDERAL, STATE AND LOCAL EXECUTIVE ORDERS SIGNIFICANTLY DISRUPTED DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY DURING 2020. WHILE LIFTED MADE’S DISTRIBUTION CHANNELS PERFORMED BETTER DURING THE THIRD AND FOURTH QUARTERS OF 2020, AND DURING THE FIRST QUARTER OF 2021, COMPARED TO DURING THE SECOND QUARTER OF 2020, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW LIFTED MADE’S DISTRIBUTION CHANNELS WILL PERFORM DURING THE REMAINDER OF 2021. MANY DISTRIBUTORS, RETAILERS AND CONSUMERS IN THE CANNABINOID AND VAPE INDUSTRIES APPEAR TO BE FINANCIALLY DISTRESSED, AND THE TERMS AND CONDITIONS ASSOCIATED WITH CERTAIN DISTRIBUTORS’ AND RETAILERS’ PURCHASES AND PAYMENTS FOR LIFTED MADE’S PRODUCTS ARE BEING MATERIALLY ADVERSELY IMPACTED.

WHILE DISTRIBUTION OF CERTAIN VACCINES IN REGARD TO COVID-19 HAS BEGUN, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO WHAT IMPACT THESE VACCINES WILL HAVE. IN PARTICULAR, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW “FUTURE WAVES” OF COVID-19, AND HOW EMERGING/MUTATED STRAINS OF THE COVID-19 VIRUS, WILL PLAY OUT AND IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES AND INDEPENDENT CONTRACTORS, RAW GOODS AND PACKAGING SUPPLIERS,

DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

DURING THE SECOND AND THIRD QUARTERS OF 2020, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE RE-SALE OF HAND SANITIZER TO A SMALL NUMBER OF CUSTOMERS, AND UPON THE RECEIPT BY LIFTED MADE OF $149,622.50 BORROWED FROM THE U.S. SMALL BUSINESS ADMINISTRIATION (“SBA”) UNDER THE SBA’S PAYROLL PROTECTION PROGRAM (THE “PPP LOAN”) AND UPON THE RECEIPT BY LIFTED MADE OF $10,000 GRANTED TO IT BY THE SBA UNDER THE SBA’S ECONOMIC INJURY DISASTER LOAN PROGRAM.  SUCH RE-SALES OF HAND SANITIZER ARE UNLIKELY TO CONTINUE IN THE FUTURE. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

DURING THE THIRD AND FOURTH QUARTERS OF 2020, AND DURING THE FIRST QUARTER OF 2021, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE SALE OF HEMP-DERIVED DELTA-8-THC PRODUCTS. U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS AND AGENCIES MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM SELLING DELTA-8-THC PRODUCTS. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

NOTWITHSTANDING THE FOREGOING DESCRIBED RISKS, AS DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY HAVE PERFORMED BETTER, AND AS LIFTED MADE’S SALES OF DELTA-8-THC PRODUCTS HAVE ACCELERATED DURING THE THIRD AND FOURTH QUARTERS OF 2020 AND THE FIRST QUARTER OF 2021, COMPARED TO DURING THE SECOND QUARTER OF 2020, THE CONSOLIDATED CASH ON HAND OF ACQUIRED SALES CORP. AND LIFTED MADE HAS IMPROVED SIGNIFICANTLY AND AS OF MAY 15, 2021, WAS A TOTAL OF $1,527,831. TO DATE, LIFTED MADE HAS ALSO INVESTED CASH OF $587,500 INTO A COMPANY CALLED SMPLYLIFTED LLC, WHICH SMPLYLIFTED LLC HAS PRIMARLY USED TO PURCHASE INVENTORY CONSISTING OF TOBACCO-FREE NICOTINE POUCHES. LIFTED MAY INVEST ADDITIONAL CASH INTO SMPLYLIFTED LLC, ALSO TO BE USED TO PRIMARILY PURCHASE INVENTORY OF TOBACCO-FREE NICOTINE POUCHES. LIFTED MADE HAS A 50% MEMBERSHIP INTEREST IN SMPLYLIFTED LLC. LIFTED MADE MAY ALSO INVEST CASH INTO OTHER COMPANIES.

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

Expectations to Continue as a Going Concern:

Notwithstanding the material damage to our business described above, the management of Lifted currently expects Lifted to continue as a going concern during the 12 months following the date of this report, for the following reasons:

•Lifted’s sales over the past few quarters has significantly increased Lifted's liquidity. As of May 15, 2021, the consolidated cash on hand of Acquired Sales Corp. and Lifted Made was a total of $1,527,831, which is significant. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has used to purchase inventory of tobacco-free nicotine pouches. Lifted expects to invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has a 50% membership interest in SmplyLifted LLC.

•As of today, Lifted’s current assets significantly outweigh Lifted's current liabilities. However, we do owe a total of $300,000 in management bonuses to Gerard M. Jacobs, Acquired Sales Corp.’s CEO, and to William C. “Jake” Jacobs, Acquired Sales Corp.’s President and CFO, and we currently do not have the money to pay these bonuses, which are payable upon demand. At any time on or after January 1, 2021, Gerard M. Jacobs and William C. “Jake” Jacobs also have the right to demand payment of a total of an additional $350,000 in management bonuses (for a total of $650,000 in management bonuses), plus accrued interest at 2% annually commencing January 1, 2021, and we currently do not have the money to pay these bonuses either, which are payable upon demand. Gerard M. Jacobs and William C. “Jake” Jacobs are entitled to these bonuses and could demand payment of them.

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

•During the third and fourth quarters of 2020 and during the first quarter of 2021, the demand by distributors for Lifted’s Urb Finest Flowers (“Urb”) brand of hemp and hemp-derived products has gradually increased. However, other companies may attempt to copy the Urb brand's innovative and colorful packaging and products and thus create more competition against Lifted's Urb products, over time.

•Lifted has commenced selling hemp-derived delta-8-THC cartridges, gummies, chocolate, dabs, caviar cones, saucy dmnds, CBG delta-8-THC flower, and disposable delta-8-THC vapes. During the third and fourth quarters of 2020 and the first quarter of 2021, Lifted’s sales of hemp-derived delta-8-THC products has accelerated, and has become a very significant percentage of Lifted’s business. However, the competition against Lifted’s hemp-derived delta-8-THC products is increasing, and pricing is under pressure. In addition, hemp-derived delta-8-THC products may be illegal in certain states, and additional federal, state and/or local prohibitions or restrictions may be imposed on hemp-derived delta-8-THC products. In particular, a recent DEA statement has been interpreted by some as prohibiting the sale of certain hemp-derived delta-8-THC products. Any inability to sell hemp-derived delta-8-THC products would have a material adverse impact on Lifted’s business and on the trading price of Acquired Sales Corp.’s common stock.

•Lifted is involved in the distribution of disposable e-cigarettes containing synthetic nicotine, and Lifted owns 50% of SmplyLifted LLC, which sells tobacco-free nicotine pouches. Tobacco-based nicotine products and non-tobacco based nicotine products are subject to extensive regulations and in some cases are subject to federal, state and/or local prohibitions or restrictions.

•Lifted is taking proactive steps to attempt to gain brand awareness and drive more direct-to-consumer sales online. Lifted has used public relations firms to assist with Lifted’s public relations efforts. Lifted has also hired a firm specializing in SEO to assist with Lifted’s organic search engine rankings. However, Lifted has also experienced outages of its website, which may be due hacking and/or sabotage, which has hurt Lifted’s online sales and presumably has also negatively impacted Lifted’s perception with certain consumers. In addition, the recently amended federal PACT act may make the online sale of certain of Lifted’s products difficult or impossible.

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

ITEM 1. STATEMENTS

Prior to the acquisition of Lifted on February 24, 2020, Acquired Sales Corp. had no sources of revenue, and Acquired Sales Corp. had a history of recurring losses, which has resulted in an accumulated deficit of $16,550,988 as of March 31, 2021. Acquired Sales Corp. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year, and the Company is obligated to pay management bonuses that it does not currently have sufficient money to pay. These matters raise substantial doubt about our ability to continue as a going concern.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our annual report on Form 10-K filed with the SEC on March 30, 2020, that can be read at www.sec.gov.

Overview

Please refer to “NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.” for information.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of March 31, 2021 and December 31, 2020, as well as cash flows for the three months ended March 31, 2021 and 2020.

	March 31, 2021	December 31, 2020

Current Assets	$ 4,540,728	$ 3,264,777
Current Liabilities	3,120,161	2,308,722
Working Capital	1,420,568	956,055

For the Three Months Ended
March 31,
	2021	2020
Net Cash Provided by (Used in) Operating Activities	$ 768,894	$ (357,943)
Net Cash Used in Investing Activities	$ (229,736)	$ (3,114,503)
Net Cash Used in Financing Activities	$ (148,147)	$ (89,700)

Comparison of March 31, 2021 to March 31, 2020

At March 31, 2021, we had consolidated cash and cash equivalents of $830,091. This consisted of $820,477 in cash at Lifted, and $9,631 in cash at AQSP. In comparison, at March 31, 2020, we had consolidated cash and cash equivalents of $822,782. This consisted of $382,600 in cash at Lifted, and $440,182 in cash at AQSP.

Consolidated current assets of $4,540,728 at March 31, 2021 primarily consisted of net accounts receivable of $1,764,046, inventory of $1,106,381, cash on hand of $830,091, and prepaid expenses of $416,523. The consolidated current assets are adequate to fund current operations and to fulfill corporate obligations or to fund growth and potential acquisitions. In comparison, at March 31, 2020, consolidated current assets of $1,700,639 consisted of $1,090,754 in current assets at Lifted, and $609,885 in current assets at AQSP. Current assets at AQSP primarily consisted of cash on hand of $440,182 and note receivable from CBD Lion of $168,500.

Consolidated current liabilities as of March 31, 2021 of $3,120,161 primarily consisted of deferred revenue of $1,374,475, accounts payable and accrued expenses of $868,860, $350,000 in accrued management bonuses payable to GJacobs and WJacobs, $342,947 of accrued company-wide management bonuses, dividends payable of $70,692 to the Series A Convertible Preferred Stock holders, and dividends payable of $3,254 payable to the Series B Convertible Preferred Stock holders.

In comparison, consolidated current liabilities as of March 31, 2020 of $654,778 consisted of $191,212 of current liabilities at Lifted, and $463,566 of current liabilities at AQSP. At March 31, 2020, primarily driving the current liabilities at AQSP was $350,000 in accrued management bonuses payable to GJacobs and WJacobs, dividends payable of $89,497 to the Series A Convertible Preferred Stock holders, and dividends payable of $9,481 payable to the Series B Convertible Preferred Stock holders.

Comparison of the three months ended March 31, 2021 to March 31, 2020

For the three months ended March 31, 2021, net sales increased to $3,353,270 compared to $370,424 for the three months ended March 31, 2020.  Gross profit for the three months ended March 31, 2021 and 2020 was $1,645,747 and $172,315, respectively.  The increase in net sales and gross profit is attributable to higher sales volume achieved by Lifted.  Total operating expenses for the three months ended March 31, 2021 and 2020 were $985,255 and $1,931,013, respectively, a decrease of $945,758.  The decrease in total operating expenses is primarily attributable to stock compensation expense of $1,393,648 and executive management bonuses of $350,000 in 2020 that did not recur in 2021.  This decrease was offset by the addition of a company-wide management bonus pool provision in 2021 of $342,947 and higher spending for payroll, contractor, and consulting expenses, depreciation, bank charges and merchant fees, advertising and marketing, and professional fees.  During the three months ended March 31, 2020, AQSP recognized a total of $1,393,648 in stock compensation expense. Of the total, $733,499 came from the issuance of warrants to GJacobs. The Company also recognized $660,149 in stock compensation expense related to the issuance of warrants to WJacobs. These warrants were issued to GJacobs and WJacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to GJacobs and WJacobs upon the execution of employment agreements, which were signed on February 24, 2020. Also during the three months ended March 31, 2020, AQSP recognized a total of $350,000 in management bonus expense. Pursuant to GJacobs’ and WJacobs’ employment agreements, GJacobs and WJacobs were to be paid $250,000 and $100,000, respectively, upon the closing of AQSP’s acquisition of Lifted. These management bonuses are accrued for on the balance sheet as of March 31, 2020, and as of today, AQSP has paid just $50,000 of the bonus payable to GJacobs. These bonuses are payable upon demand.

During the three months ended March 31, 2021, net cash provided by operating activities was $768,894, net cash used in investing activities was $229,736, and net cash used in financing activities was $148,147.  During the three months ended March 31, 2020, net cash used in operating activities was $357,944, net cash used in investing activities was $3,114,503, and net cash used in financing activities was $89,700.  Operating cash flow improved primarily due to higher sales volume and gross profit, improved working capital, and higher depreciation.  Net cash used in investing activities decreased by $2,884,767.  The decrease was primarily due to $3,130,610 of net cash paid in 2020 for the Lifted Liquids, Inc. acquisition that did not recur in 2021.  This was offset by higher spending for fixed assets of $135,911and loans made to SmplyLifted LLC in 2021 of $93,750.  Net cash used in financing activities increased by $58,447.  The increase is due primarily to purchases of treasury shares of $34,200, an increase of dividends paid of $15,869, and $8,378 paid on a newly incepted finance lease.

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

Critical Accounting Policies

Critical accounting policies are discussed in “NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.”

SmplyLifted LLC

Please refer to Note 7 – Notes Receivable.

CBD Lion LLC

Please refer to Note 7 – Notes Receivable.

The William Noyes Webster Foundation, Inc.

Please refer to Note 7 – Notes Receivable.

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

Other Matters

We may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business in addition to the matters discussed above in “NOTE 13 – LEGAL PROCEEDINGS”. We intend to defend vigorously against any such claims. Although the outcome of these other matters is currently not determinable, our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its financial position, results of operations, or cash flows.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2020, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at March 31, 2021. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

During 2020, Lifted entered into settlement agreements that were mutually acceptable to the parties which have resolved the following four lawsuits:

(5)Mile High Labs, Inc., Plaintiff, v. Warrender Enterprise, Inc. d/b/a Lifted Liquids, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW); and

(6)Accelerated Analytical, Inc., et al. v. Lifted Liquids, Inc. d/b/a Lifted Made, et al., Case No. 3:20-cv-442-wmc (United States District Court for the Western District of Wisconsin)

(7)Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe

Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C).

(8)Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC).

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

Dated: May 17, 2021
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer