Form 10-Q
period 2021-06-30
ACQUIRED SALES CORP
filed 2021-08-16
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52102

LFTD PARTNERS INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0479286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4227 Habana Avenue, Jacksonville, FL 32217

(Address of principal executive offices)

(847) 915-2446

(Registrant’s telephone number, including area code)

ACQUIRED SALES CORP.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2021, there were 12,656,328 shares of the registrant’s common stock outstanding.

1

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

PART I

ITEM 1. BUSINESS

IMPACTS OF COVID-19

LIKE MANY BUSINESSES IN THE UNITED STATES TODAY, ACQUIRED SALES CORP. (SOMETIMES “AQSP” OR “ACQUIRED SALES”) AND ITS WHOLLY OWNED SUBSIDIARY LIFTED LIQUIDS, INC. D/B/A LIFTED MADE (SOMETIMES “LIFTED” OR “LIFTED MADE”) ARE FACING AN UNPRECEDENTED AND HIGHLY RISKY BUSINESS ENVIRONMENT AND UNCERTAIN FUTURE CAUSED BY THE CORONAVIRUS KNOWN AS COVID-19 AND ITS VARIANTS (“COVID-19”).

THE IMPACTS OF COVID-19 ON ACQUIRED SALES CORP., ON LIFTED MADE, AND ON LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME COULD BE DISASTROUS FOR OUR COMPANY. AMONG THE MANY POTENTIALLY DISASTROUS IMPACTS OF COVID-19:

•	THE U.S. ECONOMY MAY BE PUSHED INTO A DEEP RECESSION OR DEPRESSION THAT COULD MATERIALLY ADVERSELY IMPACT ACQUIRED SALES CORP. AND LIFTED MADE
•	ACQUIRED SALES CORP. AND LIFTED MADE COULD LOSE SOME OR ALL OF OUR KEY DIRECTORS, OFFICERS AND EMPLOYEES, WHO MAY BE IRREPLACEABLE
•	LIFTED MADE COULD BE UNABLE TO OBTAIN HIGH QUALITY RAW GOODS AND PACKAGING MATERIALS NEEDED TO MANUFACTURE ITS PRODUCTS, OR OBTAINING HIGH QUALITY RAW GOODS AND PACKAGING MATERIALS COULD BE MORE EXPENSIVE AND/OR DELAYED
•	LIFTED MADE COULD BE UNABLE TO DISTRIBUTE OR SELL ITS PRODUCTS PROFITABLY, IF AT ALL
•	U.S. CONSUMERS COULD BE SO FINANCIALLY DISTRESSED THAT THEY CANNOT OR WILL NOT PURCHASE LIFTED MADE'S PRODUCTS
•	U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM OPERATING PROFITABLY, IF AT ALL, OR THAT EFFECTIVELY LIMIT LIFTED MADE’S EMPLOYEES FROM PERFORMING THEIR WORK FOR LIFTED MADE IN A NORMAL AND COST-EFFECTIVE MANNER
•	THE U.S. FINANCIAL SYSTEM AND ECONOMY MAY NOT BE ABLE TO CONTINUE TO FUNCTION AS THEY HAVE HISTORICALLY, WHICH MAY HAVE MATERIAL ADVERSE IMPACTS UPON ACQUIRED SALES CORP. AND LIFTED MADE THAT CANNOT PRESENTLY BE ESTIMATED OR PREDICTED
•	LIFTED MADE COULD EXPERIENCE SEVERE FINANCIAL LOSSES NOT COVERED BY ANY INSURANCE

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

THE IMPACTS OF COVID-19 SIGNIFICANTLY DISRUPTED ACQUIRED SALES CORP. AND LIFTED MADE DURING 2020. AMONG OTHER THINGS, VARIOUS FEDERAL, STATE AND LOCAL EXECUTIVE ORDERS SIGNIFICANTLY DISRUPTED DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY DURING 2020. WHILE LIFTED MADE’S DISTRIBUTION CHANNELS PERFORMED BETTER DURING THE THIRD AND FOURTH QUARTERS OF 2020, AND DURING THE FIRST AND SECOND QUARTERS OF 2021, COMPARED TO DURING THE FIRST AND SECOND QUARTERS OF 2020, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW LIFTED MADE’S DISTRIBUTION CHANNELS WILL PERFORM DURING THE REMAINDER OF 2021. CERTAIN DISTRIBUTORS, RETAILERS AND CONSUMERS IN THE CANNABINOID AND VAPE INDUSTRIES APPEAR TO BE FINANCIALLY DISTRESSED, AND THE TERMS AND CONDITIONS ASSOCIATED WITH CERTAIN DISTRIBUTORS’ AND RETAILERS’ PURCHASES AND PAYMENTS FOR LIFTED MADE’S PRODUCTS HAVE BEEN MATERIALLY ADVERSELY IMPACTED.

WHILE DISTRIBUTION OF CERTAIN VACCINES IN REGARD TO COVID-19 HAS BEGUN, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO WHAT IMPACT THESE VACCINES WILL HAVE. IN PARTICULAR, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW “FUTURE WAVES” OF COVID-19, AND HOW EMERGING/MUTATED VARIANTS OF THE COVID-19 VIRUS, WILL PLAY OUT AND IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES AND INDEPENDENT CONTRACTORS, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

DURING THE SECOND AND THIRD QUARTERS OF 2020, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE RE-SALE OF HAND SANITIZER TO A SMALL NUMBER OF CUSTOMERS, AND UPON THE RECEIPT BY LIFTED MADE OF $149,622.50 BORROWED FROM THE U.S. SMALL BUSINESS ADMINISTRIATION (“SBA”) UNDER THE SBA’S PAYROLL PROTECTION PROGRAM (THE “PPP LOAN”) AND UPON THE RECEIPT BY LIFTED MADE OF $10,000 GRANTED TO IT BY THE SBA UNDER THE SBA’S ECONOMIC INJURY DISASTER LOAN PROGRAM. SUCH RE-SALES OF HAND SANITIZER ARE NOT EXPECTED TO CONTINUE IN THE FUTURE. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

DURING THE THIRD AND FOURTH QUARTERS OF 2020, AND DURING THE FIRST AND SECOND QUARTERS OF 2021, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE SALE OF HEMP-DERIVED DELTA-8-THC PRODUCTS. U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS AND AGENCIES MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM SELLING DELTA-8-THC PRODUCTS. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

NOTWITHSTANDING THE FOREGOING DESCRIBED RISKS, AS DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY HAVE PERFORMED BETTER, AND AS LIFTED MADE’S SALES OF DELTA-8-THC PRODUCTS HAVE ACCELERATED DURING THE THIRD AND FOURTH QUARTERS OF 2020 AND THE FIRST AND SECOND QUARTERS OF 2021 , COMPARED TO DURING THE FIRST AND SECOND QUARTERS OF 2020, THE CONSOLIDATED CASH ON HAND OF ACQUIRED SALES CORP. AND LIFTED MADE HAS IMPROVED SIGNIFICANTLY AND AS OF AUGUST 6, 2021, WAS A TOTAL OF $3,305,068. TO DATE, LIFTED MADE HAS ALSO INVESTED CASH OF $587,500 INTO A COMPANY CALLED SMPLYLIFTED LLC, WHICH SMPLYLIFTED LLC HAS PRIMARLY USED TO PURCHASE INVENTORY CONSISTING OF TOBACCO-FREE NICOTINE POUCHES. LIFTED MAY INVEST ADDITIONAL CASH INTO SMPLYLIFTED LLC, ALSO TO BE USED TO PRIMARILY PURCHASE INVENTORY OF TOBACCO-FREE NICOTINE POUCHES. LIFTED MADE HAS A 50% MEMBERSHIP INTEREST IN SMPLYLIFTED LLC. LIFTED MADE MAY ALSO INVEST CASH INTO OTHER COMPANIES.

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

Expectations to Continue as a Going Concern:

Notwithstanding the material damage to our business described above, the management of Lifted currently expects Lifted to continue as a going concern during the 12 months following the date of this report, for the following reasons:

•	Lifted’s sales over the past few quarters has significantly increased Lifted's liquidity. As of August 6, 2021, the consolidated cash on hand of Acquired Sales Corp. and Lifted Made was a total of $3,305,068, which is significant. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has used to purchase inventory of tobacco-free nicotine pouches. Lifted expects to invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has a 50% membership interest in SmplyLifted LLC.
•	As of today, Lifted’s current assets significantly outweigh Lifted's current liabilities. However, we do owe a total of $300,000 in management bonuses to Gerard M. Jacobs, Acquired Sales Corp.’s CEO, and to William C. “Jake” Jacobs, Acquired Sales Corp.’s President and CFO, which management bonuses are payable upon demand. We currently do not have the money to pay these bonuses without adversely impacting Lifted’s working capital. At any time on or after January 1, 2021, Gerard M. Jacobs and William C. “Jake” Jacobs also have the right to demand payment of a total of an additional $350,000 in management bonuses (for a total of $650,000 in management bonuses), plus accrued interest at 2% annually commencing January 1, 2021, and we currently do not have the money to pay these bonuses either without adversely impacting Lifted’s working capital. Gerard M. Jacobs and William C. “Jake” Jacobs are entitled to these bonuses and could demand payment of them at any time.

•	When Lifted's core business of manufacturing, packaging, selling and distributing cannabinoid-infused products was materially damaged by the COVID-19 pandemic and its ramifications, Lifted diverted a significant portion of its available human and financial capital toward a new line of business selling, re-selling, brokering and distributing hand sanitizer. This hand sanitizer business was significant for Lifted during the second and third quarters of 2020. However, the national supply of hand sanitizer has increased, and this business is not expected to be significant for Lifted going forward.
•	During the third and fourth quarters of 2020 and during the first and second quarters of 2021, the demand by distributors for Lifted’s Urb Finest Flowers (“Urb”) brand of hemp and hemp-derived products has gradually increased. However, other companies may attempt to copy the Urb brand's innovative and colorful packaging and products and thus create more competition against Lifted's Urb products, over time.
•	Lifted has commenced selling hemp-derived delta-8-THC and delta-10-THC cartridges, gummies, chocolate, dabs, caviar cones, saucy dmnds, delta-8-THC-infused flower, and disposable delta-8-THC vapes. During the third and fourth quarters of 2020 and the first and second quarters of 2021, Lifted’s sales of hemp-derived delta-8-THC products has accelerated, and has become a very significant percentage of Lifted’s business. However, the competition against Lifted’s hemp-derived delta-8-THC and delta-10-THC products is increasing, and pricing is under pressure. In addition, hemp-derived delta-8-THC products may be illegal in certain states, and additional federal, state and/or local prohibitions or restrictions may be imposed on hemp-derived delta-8-THC products. In particular, a recent DEA statement has been interpreted by some as prohibiting the sale of certain hemp-derived delta-8-THC products. Any inability to sell hemp-derived delta-8-THC products would have a material adverse impact on Lifted’s business and on the trading price of Acquired Sales Corp.’s common stock.
•	Lifted is involved in the distribution of disposable e-cigarettes containing synthetic nicotine, and Lifted owns 50% of SmplyLifted LLC, which sells tobacco-free nicotine pouches. Tobacco-based nicotine products and non-tobacco based nicotine products are subject to extensive regulations and in some cases are subject to federal, state and/or local prohibitions or restrictions.
•	Lifted is taking proactive steps to attempt to gain brand awareness and drive more direct-to-consumer sales online. Lifted has used public relations firms to assist with Lifted’s public relations efforts. Lifted has also hired a firm specializing in SEO to assist with Lifted’s organic search engine rankings. However, Lifted has also experienced outages of its website, which may be due hacking and/or sabotage, which has hurt Lifted’s online sales and presumably has also negatively impacted Lifted’s perception with certain consumers. In addition, the recently amended federal PACT act may make the online sale of certain of Lifted’s products difficult or impossible.
•	Some of the products that Lifted sells or re-sells are manufactured by third parties who, in certain instances, have experienced significant challenges in manufacturing high quality products. This has negatively impacted Lifted’s perception with certain distributors, retailers and consumers.

Lifted plans to take actions to continue as a going concern, if necessary:

If the COVID-19 pandemic and its ramifications, or if other events and circumstances adverse to Lifted's business, challenge Lifted’s ability to continue as a going concern within one year after the date that AQSP’s consolidated financial statements are issued, then we would plan to sustain Lifted as a going concern by taking one or more of the following actions:

•	causing Lifted’s parent company AQSP to complete private placements of AQSP's common stock and/or preferred stock
•	borrowing from banks and/or private investors
•	acquiring and/or developing profitable businesses that will create positive income from operations
•	causing Lifted’s parent company AQSP to accrue rather than pay dividends on AQSP's outstanding preferred stock
•	selling the 4.99% of the ownership of Ablis Holding Company, Bendistillery Inc. and Bend Spirits, Inc. that is owned by Acquired Sales Corp.

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

Description of the Business of Acquired Sales Corp.

On May 18, 2021, the Company amended its articles of incorporation with the State of Nevada to change its name to LFTD Partners Inc. from Acquired Sales Corp. In connection with the name change to LFTD Partners Inc. the Company filed a required notification with the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization that is involved with the coordination of the clearing, settling and processing of transactions in equity securities, including our common stock. The Company’s name change notification to FINRA included a request for a new stock trading symbol. The change of the Company’s name to LFTD Partners Inc. and the change of trading symbol to reflect our common stock in the clearing, settling and processing of transactions in equity securities is pending, subject to FINRA clearance. As a result, we continue to refer to the Company in this report as Acquired Sales Corp. (and sometimes referred to in the body of this report as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.). The Company was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are currently traded on the OTCQX Best Market under the trading symbol AQSP. We expect OTC Markets, Inc. to change the Company’s tier to the OTCQB Venture Market from the OTCQX Best Market within the next 30 days because we do not meet the OTCQX Best Market qualifications. We do not believe that the transition to the OTCQB market tier will have a material impact on our stock price or our trading volume.

Our business is primarily engaged in the identification, structuring and seeking to execute on acquisitions of all or a portion of one or more operating businesses involving the manufacture, sale and distribution of products infused with hemp-derived cannabinoids (including but not limited to delta-8-THC, delta-9-THC, delta-10-THC, CBD, CBG and CBN) such as beverages, shots, water, other liquids, water soluble nano drops or liquids, lotions, sprays, conditioners, creams, oils, pre-rolled hemp joints and hemp cigarettes, caviar cones, dabs, cartridges, gummies, saucy dmnds, flower, disposable vapes, tinctures, powder, water packets, effervescent tablets, capsules, bath bombs, balms, body washes, gummies, food, chocolate, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). Our business also involves selling and distributing products containing synthetic nicotine. During 2020, our business also involved selling and distributing hand sanitizer, but it is unlikely that this hand sanitizer business will continue going forward.

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

At this point in time, we have entered into a Letter of Intent relating to the proposed acquisition of Savage Enterprises, Premier Greens LLC and MKRC Holdings, LLC, which Letter of Intent is described below. We also are in discussions with certain other companies in our acquisition pipeline. However, our cash on hand is currently limited, so in order to close future acquisitions it is highly likely that it will be necessary for us to raise additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

At this point in time, we are working with an investment banking firm regarding the potential for a $30 million capital raise, in conjunction with a potential listing of our common stock on a Canadian stock exchange. However, there can be no guarantee or assurance that any such capital raise or listing will be completed on acceptable terms, if at all.

Letter of Intent relating to the proposed acquisition of Savage Enterprises, Premier Greens LLC and MKRC Holdings, LLC

On June 15, 2021, we, along with our Chairman and CEO Gerard M. Jacobs, our President and CFO William C. “Jake” Jacobs, and our Vice Chairman and COO Nicholas S. Warrender, entered into a Letter of Intent (the “LOI”) with Savage Enterprises, a Wyoming corporation (“Savage”), Premier Greens LLC, a California limited liability company (“Premier Greens”), MKRC Holdings, LLC, a Wyoming limited liability company (“MKRC”), Christopher G. Wheeler (“Wheeler”), and Matt Winters (“Winters”), in connection with our proposed acquisition of Savage, Premier Greens and MKRC as described below.

The terms of the proposed transactions (“Transactions”) must be set forth in a definitive agreement. There are no assurances that we will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed purchase will be consummated. Even if a definitive agreement is executed, the terms of the proposed purchase may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing, many of which are outside of the parties’ control and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement.

The Proposed Transactions

In the proposed Transactions:

(a)	We will acquire One Hundred Percent (100%) of the ownership interests in Savage in a reorganization (the “Merger”), for the following consideration (“Merger Consideration”): Fifteen Million Eight Hundred Forty Thousand Dollars ($15,840,000) in cash, plus Eight Million Six Hundred Ninety-One Thousand Three Hundred Fifty-Eight (8,691,358) shares of unregistered common stock of AQSP (“AQSP Stock”) with a value of Twenty-Eight Million One Hundred Sixty Thousand Dollars ($28,160,000) based upon the closing trade price of AQSP Stock on the date of the LOI (the “Stock Consideration”);

(b)	We will purchase One Hundred Percent (100%) of the ownership interests in Premier Greens, for the following consideration: Nine Hundred Twenty Thousand Dollars ($920,000) in cash; and

(c)	Using cash provided by us (in addition to the Merger Consideration), Savage will purchase from the other owners of MKRC (the “Other MKRC Owners”) the remaining Fifty-Four Percent (54%) of the ownership interests in MKRC that Savage does not currently own, for the following consideration: One Million Eighty Thousand Dollars ($1,080,000) in cash.

Following the closing of the Transactions (the “Closing”), Savage will own: One Hundred Percent (100%) of the ownership interests in MKRC; Fifty Percent (50%) of the ownership interests in LftdXSvg LLC, a Delaware limited liability company (“LftdXSvg”); Fifty-One Percent (51%) of the ownership interests in RJMC Brands, LLC (“RJMC”); Six Percent (6%) of the ownership interests in AAA Brands, LLC (“‘AAA”); and Thirty-Three Percent (33%) of Remediez, a corporation (“Remediez”).

Following the Closing, we will continue to own One Hundred Percent (100%) of the common stock of Lifted Liquids, Inc. d/b/a Lifted Made, an Illinois corporation (“Lifted Made”), Four Point Nine Percent (4.9%) of the common stock of each of Ablis Holding Company (“Ablis”), Bendistillery Inc. (“Bendistillery”), and Bend Spirits, Inc. (“Bend Spirits”), each an Oregon corporation, and Fifty Percent (50%) of the ownership interests in SmplyLifted LLC (“SmplyLifted”) and in LftdXSvg, each a Delaware limited liability company, and we will be the new owner of One Hundred Percent (100%) of the ownership interests in Premier Greens, and of One Hundred Percent (100%) of the ownership interests in Savage.

Conditions

The Closing will be subject to the following conditions:

Audits. As promptly as possible following the execution of the LOI: Savage, Premier Greens, MKRC, and RJMC shall, and Savage shall use commercially reasonable efforts to cause Remediez to, prepare their respective financial statements for calendar years 2019 and 2020, and for the first and second quarters of calendar year 2021, including statements of income, balance sheets and cash flows (the “‘Financial Statements”). Savage, Premier Greens, MKRC, and RJMC shall, and Savage shall use commercially reasonable efforts to cause Remediez to, engage our PCAOB-qualified independent firm of certified public accountants, Fruci & Associates II PLLC, Spokane, Washington (“Fruci”), to audit the Financial Statements (and, if necessary to comply with U.S. Securities and Exchange Commission (“SEC”) rules and regulations, to audit or review Savage’s, Premier Greens’, MKRC’s, RJMC’s and Remediez’s financial statements for subsequent calendar quarters) in accordance with U.S. generally accepted accounting principles, and to provide all opinion letters and other documents as shall be necessary to allow Savage and Premier Greens to be acquired by us in the Transactions pursuant to all applicable SEC and FASB rules and regulations, and to allow us to timely file all necessary securities filings with the SEC (collectively, the “Audit”). If the results of the Audit are not acceptable to us in our discretion, then the Transaction shall be abandoned. Fruci’s fees and expenses for conducting the Audit shall be paid one-half (50%) by us and one-half (50%) by Savage, regardless of whether or not the Transactions close or are abandoned for any reason.

Mutual “Due Diligence”.

Savage, Premier Greens, MKRC, and RJMC shall allow us to conduct a confidential so-called “due diligence” investigation of Savage’s, Premier Greens’, MKRC’s, and RJMC’s business, permits, leases, contracts, books and records, financials, historical operations, business practices, computer systems, prospects, legal, taxes, and other matters. If the results of such “due diligence” investigation are not acceptable to us in our discretion, then the Transactions shall be abandoned.

We shall allow Savage, Premier Greens and MKRC to conduct a confidential so-called “due diligence” investigation of our and Lifted Made’s business, permits, leases, contracts, books and records, financials, historical operations, business practices, computer systems, prospects, legal, taxes, and other matters. If the results of such “due diligence” investigation are not acceptable to Savage in its discretion, then the Transactions shall be abandoned.

Closing Documentation. If the Audit and the “due diligence” investigation of Savage, Premier Greens, MKRC, RJMC, AAA and Remediez are acceptable to us, and if the Audit and the “due diligence” investigation of us and Lifted Made are acceptable to Savage, then the Parties shall enter into a merger agreement (the “Merger Agreement”) and a purchase agreement (the “Purchase Agreement”) each containing representations, warranties, covenants, conditions, and indemnifications customary to transactions like the Transactions. The Closing shall be conditioned upon the execution and delivery by the Parties of mutually acceptable, legally binding, definitive Closing documentation (the “Definitive Documents”) including:

(a)	The Merger Agreement

(b)	The Purchase Agreement

(c)	Wheeler Employment Agreement: A five-year ‘“rolling’’ employment agreement between us and Wheeler, for Wheeler to serve as Savage’s and Premier Greens’ CEO and as our Co-Founder and Chief Sales Officer, and to serve alongside Winters, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs as a member of our internal corporate steering committee called the Office of the President, with an annual base salary of Two Hundred Fifty Thousand Dollars ($250,000) and an annual bonus through the company-wide management bonus pool expected to be at least Four Hundred Thousand Dollars ($400,000) subject to us/Lifted/Savage/Premier Greens meeting certain financial performance criteria (the “Wheeler Employment Agreement”);

(d)	Winters Employment Agreement: A five-year “rolling” employment agreement between us and Winters, for Winters to serve as Savage’s and Premier Greens’ President and CFO and as our Co-Founder and Chief Risk Officer, and to serve alongside Wheeler, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs as a member of our internal corporate steering committee called the Office of the President, with an annual base salary of Two Hundred Fifty Thousand Dollars ($250,000) and an annual bonus through the company-wide management bonus pool expected to be at least Four Hundred Thousand Dollars ($400,000) subject to us/Lifted/Savage/Premier Greens meeting certain financial performance criteria (the “Winters Employment Agreement”);

(e)	Amended Employment Agreements: Amendments to the existing employment agreements between us and Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs, respectively, on terms and conditions as are mutually acceptable to the Compensation Committee of our Board of Directors, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs, Wheeler and Winters, to be effective upon the Closing;

(f)	Shareholders Agreement: A shareholders agreement (the “Shareholders Agreement”) among Wheeler, Winters, Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs (collectively the “Parties to the Shareholders Agreement”), it being understood that the Shareholders Agreement shall include, among other things, agreements by each of the Parties to the Shareholders Agreement:

(1)	to nominate, support and vote in favor of slates of nominees for the Boards of Directors of us, Lifted and Savage who are mutually acceptable to the Parties to the Shareholders Agreement;

(2)	to support and vote in favor of base salaries, a management bonus pool, and future stock options or warrants, for our key executives including Wheeler, Winters, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs, that are mutually acceptable to the Parties to the Shareholders Agreement;

(3)	to support and vote in favor of future acquisitions and divestitures, capital raises, and other lawful corporate transactions from time to time, that are mutually acceptable to the Parties to the Shareholders Agreement; and

(4)	not to directly or indirectly sell or transfer any of their Acquired Sales Corp. stock, options or warrants as part of an agreement, contract, plan or arrangement of any nature that is intended to result in a change of control of us, unless such agreement, contract, plan or arrangement is mutually acceptable to the Parties to the Shareholders Agreement and is approved by a majority of our Board of Directors;

(g)	Working Capital/Liquidity: Evidence, satisfactory to us in our discretion, that as of the Closing the aggregate value of Savage’s inventory, cash on hand, and accounts receivables exceed Savage’s accounts payable and other short-term liabilities by at least Two Million Dollars ($2,000,000), less any amounts contributed by Savage to MKRC to fund additional building commitments prior to the Closing; and

(h)	Payoff or Termination of Certain Obligations: Evidence, satisfactory to us in our discretion, that Savage, Premier Greens, MKRC, Wheeler and Winters have paid off or otherwise terminated certain obligations including but not limited to all obligations: (i) payable by Savage, Premier Greens, MKRC, Wheeler and/or Winters to former or current shareholders, directors, officers or employees of those entities; (ii) payable by Savage, Premier Greens, or MKRC to any banks or other sources of debt except certain specified equipment purchase debt obligations that are being paid off in installments, and except for that certain bank mortgage on the building in Palm Springs, California that is owned by MKRC; or (iii) payable by Savage, Premier Greens or MKRC to Wheeler, Winters or their respective relatives, or to trusts of which Wheeler, Winters or any of their respective relatives are the beneficiaries or are otherwise affiliated.

Capital Raise. The Closing shall be conditioned upon the completion by us of a capital raise (the “Capital Raise”) involving the sale of at least Thirty Million Dollars ($30,000,000) worth of AQSP Stock on pricing and other terms and conditions acceptable to us in our discretion.

Tax Opinion. The Closing shall be conditioned upon the receipt by Savage, Wheeler and Winters of a written opinion from Savage’s tax counsel that the Merger qualifies as a reorganization that is so-called “tax free” in regard to the Stock Consideration pursuant to the U.S. tax code and applicable Internal Revenue Service regulations promulgated thereunder (the “Tax Opinion”).

Corporate Approvals. The Closing shall be conditioned upon approval of the Transactions by our Board of Directors, and, if necessary, by our shareholders. Savage, Premier Greens, MKRC, Wheeler and Winters have all approved the Transactions, subject only to (a) approval of the Definitive Documents by Wheeler, Winters, and Savage’s legal counsel, and (b) the receipt by Savage, Wheeler and Winters of the Tax Opinion from Savage’s tax counsel.

Securities Filings and Governmental Approvals. The Closing shall be conditioned upon the completion of all necessary corporate and securities filings and the obtaining of any necessary approvals from the SEC and FINRA.

Pre-Closing Agreements and Covenants

Exclusivity. During the period between the signing of the LOI and the execution and delivery of the Merger Agreement or the termination of the LOI, Savage, Premier Greens, MKRC and RJMC, Wheeler and Winters shall not directly or indirectly enter into any discussion(s), negotiation(s), letter(s) of intent, merger(s), reorganization(s), stock sale(s), asset sale(s) (other than asset sales in the ordinary, normal, and customary course of those entities’ business), other transaction(s), loan agreement(s), financing agreement(s) or arrangement(s) of any type, other capital raise(s), or other contract(s) or arrangement(s) with any third party, or any other agreement(s), contract(s) or arrangement(s) outside the ordinary course of Savage’s, Premier Greens’, MKRC’s and RJMC’s business, that would or might delay or make more costly or difficult the Closing. The Merger Agreement and the Purchase Agreement shall include similar covenants regarding the period between signing the Merger Agreement and the Purchase Agreement and the Closing or termination of the Merger Agreement and the Purchase Agreement.

Ordinary Course of Business. During the period between the signing of the LOI and the execution and delivery of the Merger Agreement and the Purchase Agreement or the termination of the LOI, Wheeler and Winters shall use commercially reasonable efforts to operate Savage, Premier Greens, MKRC, RJMC, AAA and Remediez only in accordance with the ordinary, normal and customary course thereof consistent with past practices. The Merger Agreement and the Purchase Agreement shall include similar covenants regarding the period between signing the Merger Agreement and the Purchase Agreement and the Closing or termination of the Merger Agreement and the Purchase Agreement.

Acquisitions. During the period between the signing of the LOI and the execution and delivery of the Merger Agreement and the Purchase Agreement or the termination of the LOI, Nicholas S. Warrender, Gerard M. Jacobs, and William C. Jacobs shall use commercially reasonable efforts to cause us to refrain from entering into any letters of intent or definitive agreements regarding future mergers and acquisitions, excepting only those that have been mutually agreed upon by Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs, Wheeler and Winters. The Merger Agreement and the Purchase Agreement shall include similar covenants regarding the period between signing the Merger Agreement and the Purchase Agreement and the Closing or termination of the Merger Agreement and the Purchase Agreement.

Commercially Reasonable Efforts. The Parties shall use commercially reasonable efforts to cause the Closing to occur as soon as practicable, subject to the fulfillment of all of the conditions described above. Without limiting the generality of the foregoing, Wheeler and Winters expressly agree and covenant to use commercially reasonable efforts to cause Savage, Premier Greens, MKRC, the Other MKRC Owners, RJMC, AAA and Remediez to fully cooperate with the Closing of the Transactions.

Post-Closing Agreements and Covenants

Corporate Name and Ticker Symbol. Savage, Wheeler and Winters acknowledge that we plan to change our name to “LFTD Partners Inc.”, and that we plan to change our ticker symbol to “LFTD”, subject to all necessary approvals and securities filings. Promptly following the Closing, the Parties to the Shareholders Agreement shall mutually agree upon a new name (the “New Corporate Name”) and ticker symbol (the “New Ticker Symbol”) for us/LFTD Partners Inc. which better reflects Savage, Premier Greens, MKRC, Wheeler and Winters partnering with us/LFTD Partners Inc., and the Parties to the Shareholders Agreement shall use commercially reasonable efforts to cause our Board of Directors and shareholders to approve the New Corporate Name and the New Ticker Symbol as soon as practicable, subject to all necessary approvals and securities filings.

Operation of Savage and Premier Greens. Savage and Premier Greens shall operate as our wholly-owned subsidiaries under the Savage and Premier Greens names and using Savage’s and Premier Greens’ brand names, respectively, led by Wheeler as Savage’s and Premier Greens’ CEO and Winters as Savage’s and Premier Greens’ President and CFO.

Operation of Acquired Sales Corp. Wheeler and Winters shall serve alongside Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs on our internal Office of the President, which shall conceptualize and articulate our go-forward operational, sales, distribution, advertising, organic growth and acquisitions strategies and initiatives that will be presented to our CEO and Board of Directors for approval.

Termination of the LOI

Events of Termination. The LOI shall terminate, without any payment by or penalty due from any party; upon execution of the Merger Agreement or if:

(a)	The Audit shall not have been completed, or the results of the Audit shall have not been accepted by us, by an outside date of March 15, 2022;

(b)	We have not closed the Capital Raise by an outside date of March 15, 2022;

(c)	The Merger Agreement and the Purchase Agreement have not been signed by March 15, 2022 (the Merger Agreement and the Purchase Agreement, if executed, shall include an outside closing date of March 15, 2022, or such other date as mutually agreed by the parties);

(d)	We shall have delivered written notice to Savage that we are abandoning the Transactions due to a determination that the results of the “due diligence” investigation of Savage, Premier Greens, MKRC, RJMC, AAA and Remediez are not acceptable to us;

(e)	Savage shall have delivered written notice to Lifted that Savage is abandoning the Transactions due to a determination that the results of the “due diligence” investigation of us and Lifted Made are not acceptable to Savage; or

(f)	Any material provisions of the LOI shall be adjudged by a court or the SEC to be invalid or unenforceable, and thereafter the Parties to the LOI are unable to mutually agree upon how to proceed forward with the Transactions as impacted by such court or SEC action.

Expenses

Except as expressly set forth in the LOI, each of the Parties shall bear its or his own fees and expenses in connection with the proposed Transactions. Without limiting the generality of the foregoing, each of the Parties to the LOI shall be solely responsible for the fees and expenses owed by it or him to any lawyers, accountants, financial advisors, investment bankers, brokers or finders employed by such party.

Source of Funds for the Proposed Savage Transactions

We anticipate that the source of funds cash component of the acquisition of Savage and its affiliates would be proceeds from future sales of Acquired Sales Corp.’s equity securities, and potentially partially from revenues from our business from our operations. Professional costs in connection with the transaction would be paid using cash on hand and from proceeds of the proposed equity raises.

Acquisition of 100% of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids)

On February 24, 2020 we closed on the acquisition of 100% of the ownership of hemp-derived cannabinoid-infused products maker Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) of Zion, Illinois (the “Merger”), for consideration of (1) $3,750,000 in cash, (2) $3,750,000 in the form of a secured promissory note, (3) 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), (4) 645,000 shares of unregistered common stock of the Company that constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), and (5) warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Warrants").

Pursuant to the Merger, Lifted Liquids, Inc. d/b/a Lifted Made, an Illinois corporation ("Lifted" or "Lifted Made"), is now operating as a wholly-owned subsidiary of ours, led by Nicholas S. Warrender as Lifted's CEO and also as our Vice Chairman and Chief Operating Officer.

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

Products

Lifted produces its own lines of products and private labelled products made with hemp, hemp flower, and hemp-derived cannabinoids including delta-10-THC, delta-8-THC, CBD, CBG and CBN.

Officers and Employees

The executives of Lifted have backgrounds in the vaping industry, graphic design, marketing, and supply chain management, skills that have helped Lifted distinguish itself from the competition. Prior to and following the worst months of the COVID-19 pandemic, the Lifted team has occasionally attended trade shows throughout the USA to promote Lifted’s products and brand, and in support of Lifted’s private label clients. Lifted sometimes evaluates new products by introducing them to potential customers at certain vape shops in Wisconsin and Illinois which are partly owned by Nicholas S. Warrender. The Company holds an option to purchase Mr. Warrender's interests in such vape shops for a nominal price.

Lifted currently has approximately 70 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. Most of Lifted’s employees are based in Kenosha, WI, and Zion, IL, and the rest are located in Florida, Louisiana and California. Lifted’s independent contractors are located in California, Florida and Rhode Island.

Description of Property

Acquired Sales Corp.’s CEO Gerard M. Jacobs and its President and CFO William C. Jacobs live in Florida, and Acquired Sales Corp.’s COO Nicholas S. Warrender lives in Wisconsin. The Company currently does not have a dedicated corporate office for Acquired Sales Corp. other than in the home office spaces provided by the Company’s CEO and President in Florida. The future location of Acquired Sales Corp.’s corporate office will depend upon a number of factors including where our CEO is living at the time.

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

Landlord is an entity owned by Nicholas S. Warrender, the Company’s Vice Chairman and COO, the CEO of Lifted, and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, Nicholas S. Warrender is able to benefit through his entity 95th Holdings, LLC by receiving rent and by eventually selling the Premises to Lifted.

The foregoing description is qualified in its entirety by reference to the Lease Agreement and exhibits which were filed as Exhibit 10.58 to the Current Report on Form 8-K filed with the SEC on December 22, 2020, and which are incorporated herein by reference.

From June 1, 2018 through June 1, 2021, Lifted rented 3,300 square feet of space located in Zion, Illinois, for manufacturing, warehousing and office space. After June 1, 2021, Lifted has leased such space on a month-to-month basis. Lifted has given notice to the landlord of the facility in Zion, Illinois, that Lifted will be terminating the month-to-month lease on July 31, 2021. From May 2020 until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefor.

SmplyLifted LLC

Lifted owns 50% of SmplyLifted LLC (“SmplyLifted”). The other 50% of SmplyLifted is owned by SMPLSTC LLC and its principals, who are located in Costa Mesa, California. SmplyLifted conducts its business at Lifted’s and SMPLSTC LLC’s offices, currently without any rent or other charges being payable by SmplyLifted. On a quarterly basis, SmplyLifted LLC reimburses Lifted for William C. Jacobs’ time as the Chief Financial Officer at William C. Jacobs’ hourly rate.

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

Lifted produces its own lines of hemp-derived cannabinoid-infused products, as well as numerous hemp-derived cannabinoid-infused products for private label clients. Lifted’s current list of hemp and hemp-derived products include: hemp flower; delta-8-THC-infused flower; delta-8-THC and delta-10-THC-infused vape cartridges, disposable vapes, saucy dmnds, gummies, chocolate, dabs and caviar cones; hemp-derived nano CBD water enhancer packets; hemp-derived cannabinoid-infused lotions, sexual lubricant, tinctures, bath bombs, oral sprays, muscle gel, moon rocks, gummies, caviar cones, vape pens, vape cartridges, dog food and other edibles, and non-prescription cannabinoid formulations; and hemp joints.

Third party manufacturers make cannabinoid-infused edibles, dabs, saucy dmnds, bath bombs and lotion for Lifted in accordance with Lifted's specifications.

Lifted also distributes disposable e-cigarettes containing synthetic nicotine.

Lifted owns 50% of SmplyLifted LLC, which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com).

Product Risks

Some of Lifted's and SmplyLifted’s products currently contain synthetic nicotine, delta-8-THC, delta-10-THC, CBD and other cannabinoids. There is a risk that Lifted could be targeted by regulators or consumers with claims that its products are illegal and/or unsafe.

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

R&D expenditures

Lifted's research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products. Lifted spent less than $10,000 on research and development efforts over the past three years. Research and development costs are expensed as they are incurred.

Marketing

Lifted markets itself by networking throughout the industry through word of mouth, its website, and by attending trade shows. During 2020, Lifted also began public relations and search engine optimization efforts. There can be no guarantee or assurance that these efforts will be successful or result in any additional sales or profits for Lifted.

SmplyLifted markets itself by networking throughout the industry through word of mouth, its website and by attending trade shows.

Distribution

Lifted’s and SmplyLifted’s distribution is done internally and through third party distributors who distribute throughout the U.S. Lifted, SmplyLifted and these distributors distribute Lifted’s and SmplyLifted’s products to vape and smoke shops, convenience stores, grocery stores, gyms, natural food stores, wellness stores, and other locations. Lifted and SmplyLifted believe but cannot guarantee that in the event that they lost their relationship with one or more of their current distributors, that other replacement distributors could be found without significant disruption to Lifted’s and SmplyLifted’s business. However, the COVID-19 pandemic seriously disrupted Lifted’s distribution channels, although such disruption has begun to decrease.

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

Online Sales of SmplyLifted LLC Products

SmplyLifted LLC primarily sells its brand of nicotine pouches, FR3SH, to wholesalers and distributors. SmplyLifted LLC has also commenced selling its nicotine pouches direct-to-consumer online through www.GETFR3SH.com.

Description of Legal Proceedings

Lifted currently is involved in one pending lawsuit, as the plaintiff:

(1)	Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe – The Company has filed an action in a case styled “Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow. The Company is also requesting approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The matter was recently filed and the Company intends to pursue the action and recover its damages.

Lifted currently is involved in one pending lawsuit, as the defendant:

(1)	Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

During 2020, Lifted entered into settlement agreements that were mutually acceptable to the parties which have resolved the following four lawsuits:

(1)	Mile High Labs, Inc., Plaintiff, v. Warrender Enterprise, Inc. d/b/a Lifted Liquids, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW); and
(2)	Accelerated Analytical, Inc., et al. v. Lifted Liquids, Inc. d/b/a Lifted Made, et al., Case No. 3:20-cv-442-wmc (United States District Court for the Western District of Wisconsin)
(3)	Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C).
(4)	Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC).

Costs and effects of compliance with environmental laws

To Lifted’s knowledge, Lifted does not currently use or generate any hazardous materials in its operations.

The Lifted Made Merger

The terms of the Lifted Merger were as follows:

•	The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Warrants").

•	The Promissory Note, payable jointly by the Company and Lifted to Nicholas S. Warrender, is in the principal amount of $3,750,000. The Promissory Note is secured by all of the assets of the Company and Lifted, and by a pledge of all of the common stock of Lifted, Ablis, Bendistillery and Bend Spirits that are owned by the Company. The Promissory Note accrues interest at the rate of 2% annually, and has a term of five years, subject to mandatory partial prepayment using 50% of all capital raised by the Company other than capital raised in connection with two potential acquisitions in Wisconsin, and subject to mandatory full prepayment if and when Lifted achieves an aggregate post-Closing EBITDA of $7,500,000. Lifted did not use any portion of the loan or grant money that Lifted received from the SBA to make any payments on the Promissory Note payable jointly by the Company and Lifted to Nicholas S. Warrender.

•	The purpose of the 645,000 shares of unregistered common stock of Acquired Sales that constitutes the Deferred Contingent Stock is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of shares of the Deferred Contingent Stock certain employees of Lifted and William C. "Jake" Jacobs, the Company's President and CFO. The vesting of certain shares of the Deferred Contingent Stock is subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Deferred Contingent Stock will be issued and delivered to Nicholas S. Warrender as additional Merger consideration, unless Nicholas S. Warrender agrees to an alternative allocation of such unvested Deferred Contingent Stock.

•	The purpose of the Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of Warrants certain employees, officers and directors of Lifted and the Company. The vesting of certain of the Warrants will be subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Warrants will be terminated or alternatively allocated to other employees of Lifted.

•	Nicholas S. Warrender was granted certain registration rights for the 3,900,455 shares of the Company’s unregistered common stock that he received in the Merger, pursuant to the terms and conditions of a Registration Rights Agreement.

•	Nicholas S. Warrender, the Company's President and CFO William C. “Jake” Jacobs, and the Company's Chairman and CEO Gerard M. Jacobs, who together as a group have stockholder and managerial control of the Company, entered into a Stockholders Agreement to vote in concert regarding the election of directors of the Company and on certain other matters.

•	The Company has entered into long-term employment agreements with Nicholas S. Warrender, William C. "Jake" Jacobs, and Gerard M. Jacobs, pursuant to which each of them is entitled to $100,000 in base salary and an annual bonus stemming from the Company’s cash management bonus pool.

•	The effects of the Merger are that all assets, property, rights, privileges, immunities, powers, franchises, licenses, and authority of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) and Lifted have vested in Lifted as the surviving entity in the Merger, and all debts, liabilities, obligations, restrictions, and duties of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) have become the debts, liabilities, obligations, restrictions, and duties of Lifted as the surviving entity in the Merger. Lifted is operating as a wholly-owned subsidiary of the Company.

•	The articles of incorporation of Lifted are the articles of incorporation of the surviving entity in the Merger, and the by-laws of Lifted are the by-laws of the surviving entity of the Merger.

•	Upon the Closing of the Merger, the authorized number of directors of the Corporation was increased from seven to nine. The Corporation’s directors currently consist of eight persons following the election of a new board of directors and the subsequent resignation of Michael D. McCaffrey: Gerard M. Jacobs, JD (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, MD, James S. Jacobs, MD, Richard E. Morrissy, Kevin J. Rocio, and Robert T. Warrender II.

•	Upon the Closing of the Merger, the officers of the Corporation are as follows, each to hold office until his successor is duly elected or appointed and qualified or until his earlier death, resignation, or removal in accordance with applicable Law: Gerard M. Jacobs, JD - Chairman, CEO and Secretary; William C. "Jake" Jacobs, CPA - President, CFO and Treasurer; and Nicholas S. Warrender - Vice Chairman and Chief Operating Officer.

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

Impact of the Merger on Gerard M. Jacobs' and William C. "Jake" Jacobs' Compensation Agreement

The Company entered into a Compensation Agreement dated as of June 19, 2019, with our CEO Gerard M. Jacobs and our President and CFO William C. "Jake" Jacobs. The material terms of the Compensation Agreement, as amended on December 1, 2020, can be summarized as follows:

(1)	Starting during June 2019 until the closing of the Lifted Merger on February 24, 2020, we paid Gerard M. Jacobs and William C. "Jake" Jacobs consulting fees of $7,500 and $5,000 per month, respectively. Upon the closing of the Lifted Merger, we entered into Executive Employment Agreements with Gerard M. Jacobs and William C. "Jake" Jacobs as described in the section above entitled "Executive Employment Agreements";

(2)	The closing of the Lifted Merger triggered obligations of the Company to pay cash bonuses to the Company's CEO Gerard M. Jacobs and the to the Company's President and CFO William C. "Jake" Jacobs of $250,000 and $100,000, respectively, of which $50,000 has been paid to Gerard M. Jacobs, and which are accruing 2% annual interest on and after January 1, 2021;

(3)	Upon demand by Gerard M. Jacobs and William C. Jacobs on or after January 1, 2021, or the first date when we have raised a total of at least $15 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively, plus 2% annual interest accruing on and after January 1, 2021;

(4)	Upon the earlier of December 1, 2021, or the first date when we have raised a total of at least $25 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively;

(5)	The terms of Gerard M. Jacobs' stock options granted by us to purchase shares of common stock of AQSP which were set to expire (unless previously exercised) during November 2020 or during September 2021, respectively, have been extended so that all of such stock options may be exercised by Gerard M. Jacobs at any time on or before December 31, 2024;

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

Post-Merger Business

Our cash on hand is expected to be sufficient to allow us to pay the post-closing salaries of Gerard M. Jacobs, our CEO, of Nicholas S. Warrender, Vice Chairman and COO, and of William C. "Jake" Jacobs, our President and CFO during 2021, the fees and expenses of our securities lawyer and auditors during 2021, and certain other operational expenses.

However, beyond those payments, our available capital is limited. We have not yet paid an aggregate of $300,000 of bonuses owed to Gerard M. Jacobs, our CEO, and to William C. "Jake" Jacobs, our President and CFO, because we currently do not have the funds to do so without adversely impacting Lifted’s working capital. These bonuses are payable upon demand. Gerard M. Jacobs and William C. “Jake” Jacobs are entitled to an additional aggregate of $350,000 of bonuses that are payable to them upon demand on or after January 1, 2021, and we currently do not have the funds to pay such bonuses without adversely impacting Lifted’s working capital. Lifted needs additional working capital to fuel its continued growth. And we do not have available capital to fund further acquisitions.

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

Liquidity and Capital Resources

Currently, the Company’s only wholly-owned subsidiary, Lifted Made, is generating enough free cash flow to allow the Company and Lifted Made to fund their operations at their current levels and to grow Lifted Made’s business in a conservative, capital-constrained fashion. However, no guarantee or assurance can be given that Lifted Made’s current level of free cash flow will continue in the future, especially in light of the continuing COVID-19 pandemic, and U.S. federal, state and local laws, regulations and executive orders that are associated with the pandemic or that otherwise negatively impact the sales of hemp-derived products and nicotine products.

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

Even if the Company is able to raise additional capital via borrowing or the sale of equity securities of the Company: (1) the Company is contractually obligated to allocate and apply 50% of all such additional capital toward a partial or full repayment of the Note; and (2) the Company is currently obligated to pay a total of $300,000 in management bonuses to Gerard M. Jacobs and William C. Jacobs, and there will also be a total of an additional $350,000 in management bonuses payable to Gerard M. Jacobs and William C. Jacobs upon demand by them anytime on or after January 1, 2021. Additional capital raised by the Company that is used to pay down the Note or that is used to pay accrued management bonuses to Gerard M. Jacobs and William C. Jacobs is collectively referred to as the “Allocated Capital”.

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

Any additional Growth Capital available would likely be used in connection with potential acquisitions. Consummating the proposed acquisitions of Savage Enterprises and related companies will require additional Growth Capital of at least $17,840,000. It is unclear how much additional Growth Capital would be needed to fund additional future acquisitions. While the Company would prefer to engage in 100% stock-for-stock acquisitions, potential acquisition candidates frequently prefer that a significant portion of the acquisition consideration be in cash. Also, the process of conducting a due diligence investigation and audit of potential acquisition candidates can be very expensive and requires cash. Also, some potential acquisitions may only make sense if the Company is in a position to inject cash into the potential acquisition candidates simultaneously with the closing of the acquisitions, in order to pay off accrued liabilities or to provide needed growth capital.

There is no assurance that the Company and Lifted Made will be able to obtain the additional Growth Capital needed to accelerate our growth beyond current levels. Our ability to obtain Growth Capital will depend on the level of pandemic-related stress on Lifted Made’s distributors and customers, governmental prohibitions and regulations of hemp-derived cannabinoids such as delta-8-THC, delta-10-THC, investor demand, our performance and reputation, the price of the Company’s common stock, and other factors beyond our control.

Our inability to raise additional Growth Capital could result in the delay or indefinite postponement of our growth objectives, including but not limited to an inability to consummate the proposed acquisitions of Savage Enterprises and related companies.

There can be no assurance or guarantee that any additional Growth Capital will be available on acceptable terms and conditions, if at all. The lack of availability of additional Growth Capital could have a material adverse effect on our Company and the trading price of our common stock.

Government Laws and Regulations

Lifted primarily sells hemp-derived products, including products containing delta-8-THC, delta-10-THC, CBD, CBG, CBN and other cannabinoids, and products that contain nicotine. Lifted’s sales are typically made through distributors, with a limited but growing number of sales online or direct to retail outlets. Lifted is attempting to only conduct business related to manufacturing and commercializing hemp-derived products to the extent permitted in jurisdictions where it may operate.

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

In regard to the sale of hemp-derived products in the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult recreational use in a number of states, cannabis, other than plants of the same genus that meet the definition of industrial hemp, continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”), and subject to the Controlled Substances Import and Export Act (“CSIEA”). As of December 20, 2018, the 2018 Farm Bill, formally known as the Agriculture Improvement Act of 2018 (the “Farm Bill”), has reclassified hemp for commercial use by removing it from its Schedule I Status under the CSA, and Lifted seeks to operate in compliance with the legislation. However:

(a) FDA: The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. The health and safety impacts of delta-8-THC, delta-10-THC, CBD, CBG, CBN and other cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBD may or could have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. Furthermore, the FDA sometimes appears to believe that certain cannabinoids are drugs, and that the sale of certain cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain hemp-derived cannabinoid-infused products is illegal, or have imposed restrictions or prohibitions upon the sale of certain hemp-derived products. The FDA may in the future impose significant licensing or other requirements, regulations, restrictions and/or prohibitions on the sale of hemp-derived products, which could have a material adverse effect upon Lifted’s business and the trading price of our common stock;

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

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock (“Series A Preferred Stock”)

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. There can be no guarantee or assurance that such Registration Statement will ever be declared effective by the SEC. As of August 6, 2021, 60,400 shares of Series A Preferred Stock have been converted into a total of 6,040,000 shares of common stock of the Company, which leaves 5,750 shares of Series A Preferred Stock currently outstanding.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series B Convertible Preferred Stock (“Series B Preferred Stock”)

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. There can be no guarantee or assurance that such Registration Statement will ever be declared effective by the SEC. As of August 6, 2021, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding.

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

An Investment Committee currently consisting of our CEO Gerard M. Jacobs, our Chief Operating Officer Nicholas S. Warrender, and our President and CFO William C. "Jake" Jacobs, will review material furnished to it and will vote whether or not the Investment Committee believes a potential acquisition is in the Company’s best interests and the interests of the Company’s shareholders. If the Investment Committee votes unanimously to approve a potential acquisition, then such acquisition will be presented to the Board of Directors of the Company for their review and a vote. The Company does not intend to proceed forward with a potential acquisition without the unanimous approval of the Investment Committee and approval by a majority of the Company’s Board of Directors.

The Company intends to source acquisition opportunities through Gerard M. Jacobs, Nicholas S. Warrender, William C. "Jake" Jacobs, Wheeler and Winters, and through directors and their contacts, and in some cases through finders. These contacts include professional advisors such as attorneys and accountants, securities broker dealers, other members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities may become available to us due to a number of factors, including, among others: (1) the Company’s ownership of shares in Lifted and other Canna-Infused Products Companies; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) the Company’s flexibility with respect to the manner in which the Company may be able to structure, finance, merge with or acquire any business opportunity.

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

As of August 6, 2021, the consolidated cash on hand of Acquired Sales Corp. and Lifted Made was a total of $3,305,068. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted may invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has a 50% membership interest in SmplyLifted LLC. Lifted may also invest cash into other companies.

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

Robert T. Warrender, II, age 69, is the owner and founder of American Process Equipment, Inc. in Zion, IL. In 1993, Mr. Warrender founded American Process Equipment, Inc., which specializes in specialty pumps and related systems. Mr. Warrender has authored industry publications and technical papers for the pump industry and has served as a consultant to companies in related industries. Mr. Warrender attended the University of Wisconsin-Parkside. Mr. Warrender coached junior high school basketball for 20 years. Mr. Warrender is the father of Nicholas S. Warrender who currently serves as the Company’s Vice Chairman of the Board and Chief Operating Officer, and as the CEO of Acquired Sales Corp.’s wholly owned subsidiary Lifted Made.

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

December 1, 2020 Amendment to Compensation Agreement dated as of June 19, 2019

Due to the COVID-19 pandemic and for other reasons, the Company was not in a position to pay Gerard M. Jacobs, CEO, and William C. “Jake” Jacobs, President and CFO, the $250,000 and $100,000 bonuses, that were to be paid to them, respectively, on December 1, 2020, pursuant to the Compensation Agreement dated as of June 19, 2019, without negatively impacting Lifted’s working capital. In recognition of this reality, the Company, Gerard M. Jacobs and William C. “Jake” Jacobs agreed that in lieu of such payments, upon the earlier of the date when Gerard M. Jacobs or William C. “Jake” Jacobs delivers to the Company written demands for payments which may not be sooner than January 1, 2021, or the first date when the Company has raised a total of at least $15 million after January 1, 2019, the Company shall pay Gerard M. Jacobs and William C. “Jake” Jacobs cash bonuses in the amounts of $250,000 and $100,000, respectively (the “Delayed December 1, 2020 Cash Bonuses”); provided that (i) commencing on January 1, 2021, the cash bonuses of $250,000 and $100,000 that were due and payable by the Company to Gerard M. Jacobs and William C. “Jake” Jacobs upon the closing of the Company’s acquisition of Lifted, of which $300,000 has not yet been paid and are payable upon demand by Gerard M. Jacobs and William C. “Jake” Jacobs, shall accrue interest until paid in full at the rate of 2% per year, and (ii) commencing on January 1, 2021, the Delayed December 1, 2020 Cash Bonuses, which have not yet been paid and are payable upon demand by Gerard M. Jacobs and William C. “Jake” Jacobs on or after January 1, 2021, shall accrue interest until paid in full at the rate of 2% per year.

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

On June 17, 2021, the Company filed an action in a case styled “Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000.00 that was to be held in escrow. The Company is also requesting approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The Company intends to pursue the action and recover its damages.

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

Planned Name Change to LFTD Partners Inc.

The Company plans to change the name of the company to LFTD Partners Inc., subject to changing the company’s articles of incorporation in Nevada, all necessary securities filings and governmental approvals. The planned name change is intended to better reflect the company’s ownership of rapidly growing Lifted Made, which has received national recognition for its outstanding Urb Finest Flowers brand of hemp-derived delta-8-THC, delta-10-THC, CBD, CBN and CBG products. In connection with the name change, the company plans to request a new trading symbol that more closely relates to the new company name.

Dissolution of Younite Corp.

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

On March 18, 2021, 4,000 shares of Series A Convertible Preferred Stock were converted into 400,000 shares of common stock.

On March 18, 2021, 60,000 shares of Series B Convertible Preferred Stock were converted into 60,000 shares of common stock.

On March 22, 2021, 500 shares of Series A Convertible Preferred Stock were converted into 50,000 shares of common stock.

Paydown of Bonus Payable to Gerard M. Jacobs

On April 29, 2021, the Company paid Gerard M. Jacobs a portion ($50,000) of the bonus payable to Gerard M. Jacobs in regard to the closing of the acquisition of Lifted.

Dissolution of LftdXSvg LLC

As we announced on April 27, 2021, Lifted and privately-held Savage Enterprises, Irvine, California, have partnered to create an equally-owned new entity called LftdXSvg LLC to make and sell products containing hemp-derived THCV (tetrahydrocannabivarin). Although both entities still plan to make and sell products containing hemp-derived THCV, the new entity was never funded, the managers of LftdXSvg LLC unanimously decided to dissolve LftdXSvg LLC on June 23, 2021.

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

Conversions of Series A Convertible Preferred Stock to Shares of Common Stock

On May 24, 2021, 27,500 shares of Series A Convertible Preferred Stock were converted into 2,750,000 shares of the Company’s common stock.

Settlement with Mark Burrier, Kevin R. Sarsany and RCM Securities

On June 1, 2021, Acquired Sales Corp. entered into a Settlement Agreement with Mark Burrier, Kevin R. Sarsany and RCM Securities in regard to warrants to purchase 190,500 shares of restricted common stock of the Company which were allocated by the Company in connection with a private offering in 2019 (the “Warrants”). In such Settlement Agreement, the Company agreed to issue a total of 136,071 shares of the Company’s restricted common stock to parties designated by Mr. Burrier, Mr. Burrier released and agreed to indemnify the Company and its affiliates from all associated liabilities, and RCM Securities and Kevin Sarsany approved such settlement.

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

The results for the period ended June 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 for the period ended December 31, 2020.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021 (Unaudited)	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$2,229,056	$439,080
Dividend Receivable from Bendistillery, Inc.	—	2,495
Prepaid Expenses	1,679,042	455,061
Loan to SmplyLifted LLC	387,500	293,750
IL Income Tax Receivable	—	2,715
Interest Receivable	315	2,112
Note Receivable from CBD LION	—	15,318
Accounts Receivable, net of allowance of $1,302 in 2021 and $5,743 in 2020	1,780,058	1,413,051
Inventory	1,194,032	641,195
Other Current Assets	1,807	—
Total Current Assets	7,271,810	3,264,777
Goodwill	22,292,767	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Deposit for Girish GPO Distribution Agreement	—	30,000
Investment in SmplyLifted LLC	145,030	195,571
Fixed Assets, less accumulated depreciation of $55,602 in 2021 and $14,361 in 2020	315,894	135,391
Intangible Assets, less accumulated amortization of $2,224 in 2021 and $1,390 in 2020	2,220	3,054
Security and State Licensing Deposits	10,158	1,600
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $24,673 in 2021 and $0 in 2020	1,455,734	—
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $43,356 in 2021 and $35,650 in 2020	—	7,705
Total Assets	$33,389,814	$27,827,065
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$21,405	$—
Operating Lease Liability	—	7,670
Deferred Revenue	1,114,922	1,096,120
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	100,000	100,000
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	200,000	250,000
Management Bonuses Payable - Related Party	300,000	350,000
Company-Wide Management Bonus Pool	1,159,335	—
Accounts Payable and Accrued Expenses	1,732,668	639,479
Interest Payable - Related Party
Interest - Payable to William C. Jacobs	1,984
Interest - Payable to Gerard M. Jacobs	4,789
Interest - Payable to Nicholas S. Warrender	101,301	64,110
Interest Payable - Related Party	108,074	64,110
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	4,751	145,561
Series B Convertible Preferred Stock Dividends Payable	4,750	5,782
Preferred Stock Dividends Payable	9,501	151,343
Total Current Liabilities	$4,445,905	$2,308,722
Non-Current Liabilities
Paycheck Protection Program Loan	—	149,623
Finance Lease Liability	1,451,043	—
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	3,750,000	3,750,000
Total Non-Current Liabilities	$5,201,043	$3,899,623
Total Liabilities	$9,646,948	$6,208,345
Commitments and Contingencies	—	—
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized;
out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 5,750 shares of Series A Convertible Preferred Stock shares were issued and outstanding at June 30, 2021, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2020; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at June 30, 2021, and 100,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2020	46	166
Common Stock, $0.001 par value; 100,000,000 shares authorized; 12,728,328 shares issued and outstanding at June 30, 2021, and 6,485,236 shares issued and outstanding at December 31, 2020	12,728	6,485
Treasury Stock (Purchase of 72,000 shares of common stock at $0.95/share)	(68,400)	(34,200)
Additional Paid-in Capital	38,788,342	38,787,444
Accumulated Deficit	(14,989,850)	(17,141,175)
Total Shareholders' Equity (Deficit)	23,742,866	21,618,720
Total Liabilities and Shareholders' Equity	$33,389,814	$27,827,065

Please see the accompanying notes to the consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales	$6,695,144	$1,267,942	$10,048,414	$1,638,367
Cost of Goods Sold	3,035,630	1,018,047	4,743,153	1,216,157
Gross Profit	3,659,515	249,895	5,305,262	422,210
Stock Compensation Expense	—	—	—	1,393,648
Selling, General and Administrative Expenses	95,474	42,664	151,938	63,522
Bank Charges and Merchant Fees	118,055	—	184,625	—
Accrual for Company-Wide Management Bonus Pool	816,388	—	1,159,335	—
Management Bonuses Owed Under Compensation Agreement	—	—	—	350,000
Bad Debt	19,196	24,904	20,173	27,637
Payroll, Consulting and Independent Contractor Expenses	791,000	239,749	1,098,524	322,966
Professional Fees	133,892	176,890	226,925	243,444
Advertising and Marketing	98,133	53,922	150,160	66,048
Depreciation and Amortization	26,215	4,171	67,998	6,048
Rent Expense	(8,413)	—	(2,983)	—
Warehouse & Lab Expenses (too small to capitalize)	12,712	56,625	31,212	56,625
Income/(Loss) From Operations	1,556,863	(349,030)	2,217,355	(2,107,728)
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(43,330)	—	(50,541)	—
Income from SmplyLifted for WCJ Labor	769	—	1,841	—
Interest Expense	(35,398)	(19,019)	(71,745)	(26,623)
Warehouse Buildout Credits	600	400	1,200	400
Penalties	—	—	(450)	—
Gain on Forgiveness of Debt	151,147	10,000	151,147	10,000
Refund of Merchant Account Fees	—	34,429	—	34,429
Settlement Costs		(97,000)	—	(97,000)
Gain(Loss) on Disposal of Fixed Assets	(4,750)	—	(4,750)	—
Loss on Deposit	(30,000)	—	(30,000)
Interest Income	253	907	455	6,583
Total Other Income/(Expenses)	39,292	(70,283)	(2,843)	(72,211)
Income/(Loss) Before Provision for Income Taxes	1,596,154	(419,313)	2,214,512	(2,179,939)
Provision for Income Taxes	—	—	—	—
Net Income/(Loss) Attributable to Acquired Sales Corp. common stockholders	$1,596,154	$(419,313)	$2,214,512	$(2,179,939)

Basic Net Income (Loss) per Common Share	$0.14	$(0.06)	$0.24	$(0.40)
Diluted Net Income (Loss) per Common Share	$0.11	$(0.06)	$0.17	$(0.40)

Weighted average number of common shares outstanding:
Basic	11,042,657	6,462,070	9,259,696	5,387,319
Diluted	14,381,105	6,462,070	12,598,144	5,387,319

Please see the accompanying notes to the consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

							Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	166,150	$166	2,726,669	$2,727	—	$—	$21,691,128	$(15,392,552)	$6,301,469
Issuance of warrants to Gerard M. Jacobs upon execution of employment agreement							$733,499		$733,499
Issuance of warrants to William C. Jacobs upon execution of employment agreement							$660,149		$660,149
Issuance of common stock consideration as part of the acquisition of Lifted Liquids, Inc.			3,900,455	$3,900			$10,722,351		$10,726,251
Issuance of warrants to purchase shares of common stock as part of the acquisition of Lifted Liquids, Inc.							$4,980,150		$4,980,150
Series A Preferred Stock dividend payable								$(34,179)	$(34,179)
Series B Preferred Stock dividend payable								$(3,740)	$(3,740)
Net Loss		—	—	—		—		$(1,760,627)	$(1,760,627)
Balance, March 31, 2020	166,150	$166	6,627,124	$6,627	—	$—	$38,787,277	$(17,191,098)	$21,602,972

Series A Preferred Stock dividend payable								$(64,775)	$(64,775)
Series B Preferred Stock dividend payable								$(3,740)	$(3,740)
Cancellation of shares of common stock			(166,888)	$(167)			$167		$—
Net Loss		—				—		$(419,313)	$(419,313)
Balance, June 30, 2020	166,150	$166	6,460,236	$6,460	—	$—	$38,787,444	$(17,678,926)	$21,115,144

Balance, December 31, 2020	166,150	$166	6,485,236	$6,485	36,000	$(34,200)	$38,787,444	$(17,141,175)	$21,618,720
Series A Preferred Stock dividend payable								$(24,855)	$(24,855)
Series B Preferred Stock dividend payable								$(3,316)	$(3,316)
AQSP's January 8, 2021 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	$(34,200)			$(34,200)
Conversions of Series A Convertible Preferred Stock to Common Stock	(32,900)	$(33)	3,290,000	3,290			(3,257)		—
Conversions of Series B Convertible Preferred Stock to Common Stock	(60,000)	$(60)	60,000	60					$—
Net Income						—		$618,359	$618,359
Balance, March 31, 2021	73,250	$73	9,835,236	$9,835	72,000	$(68,400)	$38,784,187	$(16,550,988)	$22,174,707
Series A Preferred Stock dividend payable								(33,521)	(33,521)
Series B Preferred Stock dividend payable								(1,496)	(1,496)
Exercise of warrants			143,090	143			6,878		7,021
Conversions of Series A Convertible Preferred Stock to Common Stock	(27,500)	(28)	2,750,000	2,750			(2,723)		—
Net Income					—	—		1,596,154	1,596,154
Balance, June 30, 2021	45,750	$46	12,728,326	$12,728	72,000	$(68,400)	$38,788,342	$(14,989,850)	$23,742,866

Please see the accompanying notes to the consolidated financial statements for more information.

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities
Net Income/(Loss)	$2,214,512	$(2,179,939)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Lifted Made's Portion of SmplyLifted's net loss in 2021	50,541	—
Stock Compensation Expense	—	1,393,648
Bad Debt Expense	20,173	27,637
Depreciation and Amortization	67,998	6,048
Gain on Forgiveness of Debt	(151,147)	—
Loss (Gain) on Disposal of Fixed Assets	4,750	—
Loss on Deposit	30,000	—
Spoiled and Written Off Inventory	188,766	—
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(387,179)	(80,947)
Sales Tax Receivable	—	—
Sales Tax Refund Receivable	—	—
Prepaid Expenses	(1,223,981)	7,500
Dividend Receivable from Bendistillery, Inc.	2,495	—
Income Tax Receivable	4,239	—
Interest Receivable	1,797	(838)
Inventory	(741,603)	(232,563)
Other Current Assets	(10,365)	—
Loan to Shareholder	—	9,000
Trade Accounts Payable and Accrued Expenses	2,202,524	295,655
Accounts Payable and Interest Payable to Related Parties	43,964	—
Change in ROU Asset	—	9,031
Change in Finance & Operating Lease Liabilities	4,439	(8,990)
Deferred Revenue	18,802	14,684
Net Cash Provided by (Used in) Operating Activities	2,340,725	(740,074)
Cash Flows From Investing Activities
Net Cash Paid as Part of Lifted Liquids, Inc. Acquisition	—	(3,130,610)
Reduction of CBD Lion Note Receivable	15,318	77,455
Net Purchase of Fixed Assets	(227,743)	(32,070)
Loans to SmplyLifted LLC	(93,750)	—
Net Cash Used in Investing Activities	(306,175)	(3,085,225)
Cash Flows From Financing Activities
Proceeds from Paycheck Protection Program Loan	—	149,623
Proceeds from Exercise of Warrants	7,021	—
Payments of Dividends to Series A Convertible Preferred Stockholders	(199,186)	(198,450)
Payments of Dividends to Series B Convertible Preferred Stockholders	(5,844)	—
Purchase of Shares Held in Treasury	(34,200)	—
Repayment of Finance Lease Liability	(12,364)	—
Net Cash Used in Financing Activities	(244,573)	(48,827)
Net Increase/(Decrease) in Cash	1,789,976	(3,874,126)
Cash and Cash Equivalents at Beginning of Period	439,080	4,384,929
Cash and Cash Equivalents at End of Period	$2,229,056	$510,803

Supplemental Cash Flow Information
Cash Paid For Interest	$—	$322
Cash Paid For Income Taxes	$—	$—

Non-Cash Activities:
Right-of-Use assets acquired from inception of Finance Leases	$1,480,408
Conversion of Series A and Series B Preferred Stock to Common Stock	$6,100
Cashless exercise of Warrants	$136

Please see the accompanying notes to the consolidated financial statements for more information.

Acquired Sales Corp.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation –

On May 18, 2021, the Company amended its articles of incorporation with the State of Nevada to change its name to LFTD Partners Inc. from Acquired Sales Corp. In connection with the name change to LFTD Partners Inc., the Company filed a required notification with the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization that is involved with the coordination of the clearing, settling and processing of transactions in equity securities, including our common stock. The Company’s name change notification to FINRA included a request for a new stock trading symbol. The change of the Company’s name to LFTD Partners Inc. and the change of trading symbol to reflect our common stock in the clearing, settling and processing of transactions in equity securities is pending, subject to FINRA clearance. As a result, we continue to refer to the Company in this report as Acquired Sales Corp. (and sometimes referred to in the body of this Report as “Acquired Sales”, the “Company”, “AQSP”, “Acquired”, the “Company”, “we”, “us”, “our”, etc.). The Company was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are currently traded on the OTCQX Best Market under the trading symbol AQSP. We expect OTC Markets, Inc. to change the Company’s tier to the OTCQB Venture Market from the OTCQX Best Market within the next 30 days because we do not meet the OTCQX Best Market qualifications. We do not believe that the transition to the OTCQB market tier will have a material impact on our stock price or our trading volume.

Our business is primarily engaged in the identification, structuring and seeking to execute on acquisitions of all or a portion of one or more operating businesses involving the manufacture, sale and distribution of products infused with hemp-derived cannabinoids (including but not limited to delta-8-THC, delta-9-THC, delta-10-THC, CBD, CBG and CBN) such as beverages, shots, water, other liquids, water soluble nano drops or liquids, lotions, sprays, conditioners, creams, oils, pre-rolled hemp joints and hemp cigarettes, caviar cones, dabs, cartridges, gummies, saucy dmnds, flower, disposable vapes, tinctures, powder, water packets, effervescent tablets, capsules, bath bombs, balms, body washes, gummies, food, chocolate, other edibles, and non-prescription cannabinoid formulations (a “Canna-Infused Products Company”). Our business also involves selling and distributing products containing synthetic nicotine. During 2020, our business also involved selling and distributing hand sanitizer, but it is unlikely that this hand sanitizer business will continue going forward.

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

At this point in time, we have entered into a Letter of Intent relating to the proposed acquisition of Savage Enterprises, Premier Greens LLC and MKRC Holdings, LLC, which Letter of Intent is described below. We also are in discussions with certain other companies in our acquisition pipeline. However, our cash on hand is currently limited, so in order to close future acquisitions it is highly likely that it will be necessary for us to raise additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

At this point in time, we are working with an investment banking firm regarding the potential for a $30 million capital raise, in conjunction with a potential listing of our common stock on a Canadian stock exchange. However, there can be no guarantee or assurance that any such capital raise or listing will be completed on acceptable terms, if at all.

Letter of Intent relating to the proposed acquisition of Savage Enterprises, Premier Greens LLC and MKRC Holdings, LLC

On June 15, 2021, we, along with our Chairman and CEO Gerard M. Jacobs, our President and CFO William C. “Jake” Jacobs, and our Vice Chairman and COO Nicholas S. Warrender, entered into a Letter of Intent (the “LOI”) with Savage Enterprises, a Wyoming corporation (“Savage”), Premier Greens LLC, a California limited liability company (“Premier Greens”), MKRC Holdings, LLC, a Wyoming limited liability company (“MKRC”), Christopher G. Wheeler (“Wheeler”), and Matt Winters (“Winters”), in connection with our proposed acquisition of Savage, Premier Greens and MKRC as described below.

The terms of the proposed transactions (“Transactions”) must be set forth in a definitive agreement. There are no assurances that we will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed purchase will be consummated. Even if a definitive agreement is executed, the terms of the proposed purchase may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing, many of which are outside of the parties’ control and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement.

The Proposed Transactions

In the proposed Transactions:

(a)	We will acquire One Hundred Percent (100%) of the ownership interests in Savage in a reorganization (the “Merger”), for the following consideration (“Merger Consideration”): Fifteen Million Eight Hundred Forty Thousand Dollars ($15,840,000) in cash, plus Eight Million Six Hundred Ninety-One Thousand Three Hundred Fifty-Eight (8,691,358) shares of unregistered common stock of AQSP (“AQSP Stock”) with a value of Twenty-Eight Million One Hundred Sixty Thousand Dollars ($28,160,000) based upon the closing trade price of AQSP Stock on the date of the LOI (the “Stock Consideration”);

(b)	We will purchase One Hundred Percent (100%) of the ownership interests in Premier Greens, for the following consideration: Nine Hundred Twenty Thousand Dollars ($920,000) in cash; and

(c)	Using cash provided by us (in addition to the Merger Consideration), Savage will purchase from the other owners of MKRC (the “Other MKRC Owners”) the remaining Fifty-Four Percent (54%) of the ownership interests in MKRC that Savage does not currently own, for the following consideration: One Million Eighty Thousand Dollars ($1,080,000) in cash.

Following the closing of the Transactions (the “Closing”), Savage will own: One Hundred Percent (100%) of the ownership interests in MKRC; Fifty Percent (50%) of the ownership interests in LftdXSvg LLC, a Delaware limited liability company (“LftdXSvg”); Fifty-One Percent (51%) of the ownership interests in RJMC Brands, LLC (“RJMC”); Six Percent (6%) of the ownership interests in AAA Brands, LLC (“‘AAA”); and Thirty-Three Percent (33%) of Remediez, a corporation (“Remediez”).

Following the Closing, we will continue to own One Hundred Percent (100%) of the common stock of Lifted Liquids, Inc. d/b/a Lifted Made, an Illinois corporation (“Lifted Made”), Four Point Nine Percent (4.9%) of the common stock of each of Ablis Holding Company (“Ablis”), Bendistillery Inc. (“Bendistillery”), and Bend Spirits, Inc. (“Bend Spirits”), each an Oregon corporation, and Fifty Percent (50%) of the ownership interests in SmplyLifted LLC (“SmplyLifted”) and in LftdXSvg, each a Delaware limited liability company, and we will be the new owner of One Hundred Percent (100%) of the ownership interests in Premier Greens, and of One Hundred Percent (100%) of the ownership interests in Savage.

Conditions

The Closing will be subject to the following conditions:

Audits. As promptly as possible following the execution of the LOI: Savage, Premier Greens, MKRC, and RJMC shall, and Savage shall use commercially reasonable efforts to cause Remediez to, prepare their respective financial statements for calendar years 2019 and 2020, and for the first and second quarters of calendar year 2021, including statements of income, balance sheets and cash flows (the “‘Financial Statements”). Savage, Premier Greens, MKRC, and RJMC shall, and Savage shall use commercially reasonable efforts to cause Remediez to, engage our PCAOB-qualified independent firm of certified public accountants, Fruci & Associates II PLLC, Spokane, Washington (“Fruci”), to audit the Financial Statements (and, if necessary to comply with U.S. Securities and Exchange Commission (“SEC”) rules and regulations, to audit or review Savage’s, Premier Greens’ , MKRC’s, RJMC’s and Remediez’s financial statements for subsequent calendar quarters) in accordance with U.S. generally accepted accounting principles, and to provide all opinion letters and other documents as shall be necessary to allow Savage and Premier Greens to be acquired by us in the Transactions pursuant to all applicable SEC and FASB rules and regulations, and to allow us to timely file all necessary securities filings with the SEC (collectively, the “Audit”). If the results of the Audit are not acceptable to us in our discretion, then the Transaction shall be abandoned. Fruci’s fees and expenses for conducting the Audit shall be paid one-half (50%) by us and one-half (50%) by Savage, regardless of whether or not the Transactions close or are abandoned for any reason.

Mutual “Due Diligence”.

Savage, Premier Greens, MKRC, and RJMC shall allow us to conduct a confidential so-called “due diligence” investigation of Savage’s, Premier Greens’, MKRC’s, and RJMC’s business, permits, leases, contracts, books and records, financials, historical operations, business practices, computer systems, prospects, legal, taxes, and other matters. If the results of such “due diligence” investigation are not acceptable to us in our discretion, then the Transactions shall be abandoned.

We shall allow Savage, Premier Greens and MKRC to conduct a confidential so-called “due diligence” investigation of our and Lifted Made’s business, permits, leases, contracts, books and records, financials, historical operations, business practices, computer systems, prospects, legal, taxes, and other matters. If the results of such “due diligence” investigation are not acceptable to Savage in its discretion, then the Transactions shall be abandoned.

Closing Documentation. If the Audit and the “due diligence” investigation of Savage, Premier Greens, MKRC, RJMC, AAA and Remediez are acceptable to us, and if the Audit and the “due diligence” investigation of us and Lifted Made are acceptable to Savage, then the Parties shall enter into a merger agreement (the “Merger Agreement”) and a purchase agreement (the “Purchase Agreement”) each containing representations, warranties, covenants, conditions, and indemnifications customary to transactions like the Transactions. The Closing shall be conditioned upon the execution and delivery by the Parties of mutually acceptable, legally binding, definitive Closing documentation (the “Definitive Documents”) including:

(a)	The Merger Agreement

(b)	The Purchase Agreement

(c)	Wheeler Employment Agreement: A five-year ‘“rolling’’ employment agreement between us and Wheeler, for Wheeler to serve as Savage’s and Premier Greens’ CEO and as our Co-Founder and Chief Sales Officer, and to serve alongside Winters, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs as a member of our internal corporate steering committee called the Office of the President, with an annual base salary of Two Hundred Fifty Thousand Dollars ($250,000) and an annual bonus through the company-wide management bonus pool expected to be at least Four Hundred Thousand Dollars ($400,000) subject to us/Lifted/Savage/Premier Greens meeting certain financial performance criteria (the “Wheeler Employment Agreement”);

(d)	Winters Employment Agreement: A five-year “rolling” employment agreement between us and Winters, for Winters to serve as Savage’s and Premier Greens’ President and CFO and as our Co-Founder and Chief Risk Officer, and to serve alongside Wheeler, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs as a member of our internal corporate steering committee called the Office of the President, with an annual base salary of Two Hundred Fifty Thousand Dollars ($250,000) and an annual bonus through the company-wide management bonus pool expected to be at least Four Hundred Thousand Dollars ($400,000) subject to us/Lifted/Savage/Premier Greens meeting certain financial performance criteria (the “Winters Employment Agreement”);

(e)	Amended Employment Agreements: Amendments to the existing employment agreements between us and Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs, respectively, on terms and conditions as are mutually acceptable to the Compensation Committee of our Board of Directors, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs, Wheeler and Winters, to be effective upon the Closing;

(f)	Shareholders Agreement: A shareholders agreement (the “Shareholders Agreement”) among Wheeler, Winters, Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs (collectively the “Parties to the Shareholders Agreement”), it being understood that the Shareholders Agreement shall include, among other things, agreements by each of the Parties to the Shareholders Agreement:

(1)	to nominate, support and vote in favor of slates of nominees for the Boards of Directors of us, Lifted and Savage who are mutually acceptable to the Parties to the Shareholders Agreement;

(2)	to support and vote in favor of base salaries, a management bonus pool, and future stock options or warrants, for our key executives including Wheeler, Winters, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs, that are mutually acceptable to the Parties to the Shareholders Agreement;

(3)	to support and vote in favor of future acquisitions and divestitures, capital raises, and other lawful corporate transactions from time to time, that are mutually acceptable to the Parties to the Shareholders Agreement; and

(4)	not to directly or indirectly sell or transfer any of their Acquired Sales Corp. stock, options or warrants as part of an agreement, contract, plan or arrangement of any nature that is intended to result in a change of control of us, unless such agreement, contract, plan or arrangement is mutually acceptable to the Parties to the Shareholders Agreement and is approved by a majority of our Board of Directors;

(g)	Working Capital/Liquidity: Evidence, satisfactory to us in our discretion, that as of the Closing the aggregate value of Savage’s inventory, cash on hand, and accounts receivables exceed Savage’s accounts payable and other short-term liabilities by at least Two Million Dollars ($2,000,000), less any amounts contributed by Savage to MKRC to fund additional building commitments prior to the Closing; and

(h)	Payoff or Termination of Certain Obligations: Evidence, satisfactory to us in our discretion, that Savage, Premier Greens, MKRC, Wheeler and Winters have paid off or otherwise terminated certain obligations including but not limited to all obligations: (i) payable by Savage, Premier Greens, MKRC, Wheeler and/or Winters to former or current shareholders, directors, officers or employees of those entities; (ii) payable by Savage, Premier Greens, or MKRC to any banks or other sources of debt except certain specified equipment purchase debt obligations that are being paid off in installments, and except for that certain bank mortgage on the building in Palm Springs, California that is owned by MKRC; or (iii) payable by Savage, Premier Greens or MKRC to Wheeler, Winters or their respective relatives, or to trusts of which Wheeler, Winters or any of their respective relatives are the beneficiaries or are otherwise affiliated.

Capital Raise. The Closing shall be conditioned upon the completion by us of a capital raise (the “Capital Raise”) involving the sale of at least Thirty Million Dollars ($30,000,000) worth of AQSP Stock on pricing and other terms and conditions acceptable to us in our discretion.

Tax Opinion. The Closing shall be conditioned upon the receipt by Savage, Wheeler and Winters of a written opinion from Savage’s tax counsel that the Merger qualifies as a reorganization that is so-called “tax free” in regard to the Stock Consideration pursuant to the U.S. tax code and applicable Internal Revenue Service regulations promulgated thereunder (the “Tax Opinion”).

Corporate Approvals. The Closing shall be conditioned upon approval of the Transactions by our Board of Directors, and, if necessary, by our shareholders. Savage, Premier Greens, MKRC, Wheeler and Winters have all approved the Transactions, subject only to (a) approval of the Definitive Documents by Wheeler, Winters, and Savage’s legal counsel, and (b) the receipt by Savage, Wheeler and Winters of the Tax Opinion from Savage’s tax counsel.

Securities Filings and Governmental Approvals. The Closing shall be conditioned upon the completion of all necessary corporate and securities filings and the obtaining of any necessary approvals from the SEC and FINRA.

Pre-Closing Agreements and Covenants

Exclusivity. During the period between the signing of the LOI and the execution and delivery of the Merger Agreement or the termination of the LOI, Savage, Premier Greens, MKRC and RJMC, Wheeler and Winters shall not directly or indirectly enter into any discussion(s), negotiation(s), letter(s) of intent, merger(s), reorganization(s), stock sale(s), asset sale(s) (other than asset sales in the ordinary, normal, and customary course of those entities’ business), other transaction(s), loan agreement(s), financing agreement(s) or arrangement(s) of any type, other capital raise(s), or other contract(s) or arrangement(s) with any third party, or any other agreement(s), contract(s) or arrangement(s) outside the ordinary course of Savage’s, Premier Greens’, MKRC’s and RJMC’s business, that would or might delay or make more costly or difficult the Closing. The Merger Agreement and the Purchase Agreement shall include similar covenants regarding the period between signing the Merger Agreement and the Purchase Agreement and the Closing or termination of the Merger Agreement and the Purchase Agreement.

Ordinary Course of Business. During the period between the signing of the LOI and the execution and delivery of the Merger Agreement and the Purchase Agreement or the termination of the LOI, Wheeler and Winters shall use commercially reasonable efforts to operate Savage, Premier Greens, MKRC, RJMC, AAA and Remediez only in accordance with the ordinary, normal and customary course thereof consistent with past practices. The Merger Agreement and the Purchase Agreement shall include similar covenants regarding the period between signing the Merger Agreement and the Purchase Agreement and the Closing or termination of the Merger Agreement and the Purchase Agreement.

Acquisitions. During the period between the signing of the LOI and the execution and delivery of the Merger Agreement and the Purchase Agreement or the termination of the LOI, Nicholas S. Warrender, Gerard M. Jacobs, and William C. Jacobs shall use commercially reasonable efforts to cause us to refrain from entering into any letters of intent or definitive agreements regarding future mergers and acquisitions, excepting only those that have been mutually agreed upon by Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs, Wheeler and Winters. The Merger Agreement and the Purchase Agreement shall include similar covenants regarding the period between signing the Merger Agreement and the Purchase Agreement and the Closing or termination of the Merger Agreement and the Purchase Agreement.

Commercially Reasonable Efforts. The Parties shall use commercially reasonable efforts to cause the Closing to occur as soon as practicable, subject to the fulfillment of all of the conditions described above. Without limiting the generality of the foregoing, Wheeler and Winters expressly agree and covenant to use commercially reasonable efforts to cause Savage, Premier Greens, MKRC, the Other MKRC Owners, RJMC, AAA and Remediez to fully cooperate with the Closing of the Transactions.

Post-Closing Agreements and Covenants

Corporate Name and Ticker Symbol. Savage, Wheeler and Winters acknowledge that we plan to change our name to “LFTD Partners Inc.”, and that we plan to change our ticker symbol to “LFTD”, subject to all necessary approvals and securities filings. Promptly following the Closing, the Parties to the Shareholders Agreement shall mutually agree upon a new name (the “New Corporate Name”) and ticker symbol (the “New Ticker Symbol”) for us/LFTD Partners Inc. which better reflects Savage, Premier Greens, MKRC, Wheeler and Winters partnering with us/LFTD Partners Inc., and the Parties to the Shareholders Agreement shall use commercially reasonable efforts to cause our Board of Directors and shareholders to approve the New Corporate Name and the New Ticker Symbol as soon as practicable, subject to all necessary approvals and securities filings.

Operation of Savage and Premier Greens. Savage and Premier Greens shall operate as our wholly-owned subsidiaries under the Savage and Premier Greens names and using Savage’s and Premier Greens’ brand names, respectively, led by Wheeler as Savage’s and Premier Greens’ CEO and Winters as Savage’s and Premier Greens’ President and CFO.

Operation of Acquired Sales Corp. Wheeler and Winters shall serve alongside Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs on our internal Office of the President, which shall conceptualize and articulate our go-forward operational, sales, distribution, advertising, organic growth and acquisitions strategies and initiatives that will be presented to our CEO and Board of Directors for approval.

Termination of the LOI

Events of Termination. The LOI shall terminate, without any payment by or penalty due from any party; upon execution of the Merger Agreement or if:

(a)	The Audit shall not have been completed, or the results of the Audit shall have not been accepted by us, by an outside date of March 15, 2022;

(b)	We have not closed the Capital Raise by an outside date of March 15, 2022;

(c)	The Merger Agreement and the Purchase Agreement have not been signed by March 15, 2022 (the Merger Agreement and the Purchase Agreement, if executed, shall include an outside closing date of March 15, 2022, or such other date as mutually agreed by the parties);

(d)	We shall have delivered written notice to Savage that we are abandoning the Transactions due to a determination that the results of the “due diligence” investigation of Savage, Premier Greens, MKRC, RJMC, AAA and Remediez are not acceptable to us;

(e)	Savage shall have delivered written notice to Lifted that Savage is abandoning the Transactions due to a determination that the results of the “due diligence” investigation of us and Lifted Made are not acceptable to Savage; or

(f)	Any material provisions of the LOI shall be adjudged by a court or the SEC to be invalid or unenforceable, and thereafter the Parties to the LOI are unable to mutually agree upon how to proceed forward with the Transactions as impacted by such court or SEC action.

Expenses

Except as expressly set forth in the LOI, each of the Parties shall bear its or his own fees and expenses in connection with the proposed Transactions. Without limiting the generality of the foregoing, each of the Parties to the LOI shall be solely responsible for the fees and expenses owed by it or him to any lawyers, accountants, financial advisors, investment bankers, brokers or finders employed by such party.

Source of Funds for the Proposed Savage Transactions

We anticipate that the source of funds cash component of the acquisition of Savage and its affiliates would be proceeds from future sales of Acquired Sales Corp.’s equity securities, and potentially partially from revenues from our business from our operations. Professional costs in connection with the transaction would be paid using cash on hand and from proceeds of the proposed equity raises.

Acquisition of 100% of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids)

On February 24, 2020 we closed on the acquisition of 100% of the ownership of hemp-derived cannabinoid-infused products maker Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) of Zion, Illinois (the “Merger”), for consideration of (1) $3,750,000 in cash, (2) $3,750,000 in the form of a secured promissory note, (3) 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), (4) 645,000 shares of unregistered common stock of the Company that constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), and (5) warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Warrants").

Pursuant to the Merger, Lifted Liquids, Inc. d/b/a Lifted Made, an Illinois corporation ("Lifted" or "Lifted Made"), is now operating as a wholly-owned subsidiary of ours, led by Nicholas S. Warrender as Lifted's CEO and also as our Vice Chairman and Chief Operating Officer.

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

Consolidated Financial Statements – In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Consolidated Statements of Operations, certain expense categories less than $10,000 are consolidated into the Selling, General and Administrative Expenses category.

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

Cash and Cash Equivalents – Cash and cash equivalents as of June 30, 2021 and December 31, 2020 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

SmplyLifted LLC, Ablis Holding Company, Bendistillery Inc. and Bend Spirits, Inc. are not publicly traded, and as such their financial instruments are Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. An allowance for bad debt of $1,302 and $5,743, respectively was recorded at June 30, 2021 and December 31, 2020. As described in “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement”, the Promissory Note is secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between Mr. Warrender, as Secured Party, and the Company and Lifted, as Pledgors.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Raw Goods	$857,236	$500,657
Finished Goods	$336,796	$140,538
Total Inventory	$1,194,032	$641,195

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods.

During the quarter ended June 30, 2021, $24,979 of overhead costs were allocated to finished goods. During the quarter ended June 30, 2020, $14,560 of overhead costs were allocated to finished goods.

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

The following were written off as obsolete inventory during the quarter ended June 30, 2021:

1)	Various packaging;
2)	Raw ingredients; and
3)	Discontinued finished goods.

The process of determining obsolete inventory during the quarter involved:

1)	Identifying raw goods (including packaging) that would no longer be used in the manufacture of finished goods;
2)	Identifying finished goods that would no longer be sold; and
3)	Valuing and expensing raw and finished goods that would no longer be sold.

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

As such, the Company’s investments in Ablis, Bendistillery and Bend Spirits made the Company a minority owner of these companies. As a minority owner, the Company will not be able to recognize any portion of Ablis’, Bendistillery’s or Bend Spirits’ revenues or earnings in the Company’s financial statements.

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

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether its investments are impaired. Factors that the Company would consider indicators of impairment include: (1) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (2) a significant adverse change in the regulatory, economic, or technological environment of the investee, (3) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, (4) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, and (5) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Up to the date of this report on Form 10-Q, none of the above the above factors have been applicable to the Company’s investments.

The qualitative assessments at the end of quarters one, two and three are done via conference calls with the management teams of Ablis, Bendistillery and Bend Spirits. The qualitative assessment at the end of quarter four relating to these entities also includes review of their respective financial statements that have been reviewed by a third party accounting firm. At that time, the Company performs an annual impairment assessment. The reviewed financial statements of these companies are not audited, and the Company is not active in the management of these companies, and except for these companies’ quarterly meetings with the management of the Company, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies and to reviews of those reviewed financial statements.

On July 15, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during quarter ended June 30, 2021. Based upon the financial and non-financial information that was shared with Acquired Sales Corp. during that conference call, the management of Acquired Sales Corp. believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: sales of Ablis are up from the second half of 2020 to the first half of 2021; Ablis “on premise” sales (in restaurants and bars) are improving as restaurants have re-opened; Ablis distributors are ordering again (and more frequently); and Ablis online sales in the first half of 2021 are up compared to in the first half of 2020. The information that was shared by the management of Bendistillery and Bend Spirits included, among other things: combined revenue for the first half of 2021 is down just 2.3% from the first half of 2020 (when there was lots of panic buying), but the two year annualized sales average is up 12.7%, with a five year annualized average growth of 9.1%. Also: Bendistillery is closer to the release of a new “Ready-to-Drink” beverage; Bend Spirits has new clients in the pipeline; direct-to-consumer channels are gaining traction; and Bendistillery’s sales team is making gains in key markets.

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

LftdXSvg LLC

As we announced on April 27, 2021, Lifted and privately-held Savage Enterprises, Irvine, California, have partnered to create an equally-owned new entity called LftdXSvg LLC to make and sell products containing hemp-derived THCV (tetrahydrocannabivarin). Although both entities still plan to make and sell products containing hemp-derived THCV, the new entity was never funded, and the managers of LftdXSvg LLC unanimously decided to dissolve LftdXSvg LLC on June 23, 2021.

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

Revenue Recognition on the Sale of Raw Materials to Customers

Historically, the Company has sold hemp flower, hemp-derived cannabinoids and other raw materials (“Raw Materials”) to various customers. The Company does not offer terms to customers buying Raw Materials. In the majority of sales of Raw Materials to customers, customers are required to pay the full price before receiving the Raw Materials. In some cases, with the sale of large quantities of Raw Materials to customers with whom the Company has established relationships, the Company may allow the customer to pay 50% of the purchase up front, and then, after delivery of the product, the customer is required to pay the remaining 50% of the purchase price.

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

Revenue Recognition on the Sale of Lifted Made-Branded Products to Wholesalers, Distributors and End Users

The Company sells its own branded products to distributors, which then sell Lifted’s products to vape and smoke shops, CBD stores, convenience stores, health food stores, and other outlets. The Company also sells its own branded products to wholesalers and directly to consumers online.

Typically, the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. If the shipping terms on a sale are FOB destination, the revenue is deferred until the product reaches its destination.

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

Disaggregation of Revenue

During the quarter ended June 30, 2021, nearly all of the Company’s sales occurred inside of the United States of America.

The Company has considered providing disaggregation of revenue by information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments, such as type of good, geographical region, market or type of customer, type of contract, contract duration, timing of transfer of goods, and sales channels. Due to the rapidly evolving nature of our industry, the Company is constantly launching new products to stay ahead of trends, finding new sales channels, initiating new distribution networks and modifying the prices of its products.

Shown below is a table showing the approximate disaggregation of historical revenue:

	February 24, 2020 (Closing on Lifted)-March 31, 2020	% of Net Sales During February 24, 2020 (Closing on Lifted)-March 31, 2020	February 24, 2020 (Closing on Lifted)-December 31, 2020	% of Net Sales During February 24, 2020 (Closing on Lifted)-December 31, 2020	For the three months ended March 31, 2021	% of Net Sales During the three months ended March 31, 2021	For the three months ended June 30, 2021	% of Net Sales During the three months ended June 30, 2021
Net sales of raw materials to customers	$788	0.21%	$694,707	13%	$10,696	0.32%	$40,761	0.583%
Net sales of products to private label clients	$8,349	2%	$1,443,687	27%	$758,140	23%	$1,326,016	19%
Net sales of products to wholesalers	$170,414	46%	$1,096,199	21%	$612,041	18%	$1,017,732	15%
Net sales of products to distributors	$184,274	50%	$1,982,810	37%	$1,728,794	52%	$4,236,712	61%
Net sales of products to end users	$6,599	2%	$126,917	2%	$243,598	7%	$369,320	5%
Net Sales	$370,424		$5,344,320		$3,353,270		$6,990,541

Contract Liabilities

Amounts received from a customer before the purchased product is shipped to the customer is treated as deferred revenue. If cash is not received, an accounts receivable is recognized, but revenue is not recognized until an order is fully shipped. The amount of deferred revenue as of June 30, 2021 and December, 31, 2020 was $1,114,922, and $1,096,120, respectively.

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. $150,115 of cost of goods sold during the three months ended June 30, 2021 relates to spoiled and obsolete inventory written off. There was no spoiled and obsolete inventory written off during the three months ended June 30, 2020.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2021	2020		2021	2020
Net Income/(Loss)	$1,596,154	$(419,313)	Net Income/(Loss)	$2,214,512	$(2,179,939)

Weighted average number of common shares outstanding:			Weighted average number of common shares outstanding:
Basic	11,042,657	6,462,070	Basic	9,259,696	5,387,319
Diluted	14,381,105	6,462,070	Diluted	12,598,144	5,387,319

Basic Net Income (Loss) per Common Share	$0.14	$(0.06)	Basic Net Income (Loss) per Common Share	$0.24	$(0.40)
Diluted Net Income (Loss) per Common Share	$0.11	$(0.06)	Diluted Net Income (Loss) per Common Share	$0.17	$(0.40)

As of June 30, 2021, in addition to our outstanding common stock, we have issued (a) options to purchase 1,151,698 shares of common stock at $2.00 per share, (b) warrants to purchase 205,500 shares of common stock at $1 per share, (d) rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share, (e) financing warrants to purchase 31,250 shares of common stock at $0.03 per share, and (f) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share: of these, rights to purchase warrants to purchase 1.25 million shares of our common stock are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

In comparison, at June 30, 2020, there were outstanding options and warrants to purchase 1,586,619 shares of common stock exercisable at between $0.001 and $5.00 per share, (b) rights to purchase warrants to purchase 2,625,000 shares of common stock exercisable at between $0.01 and $1.85 per share, (c) financing warrants to purchase 31,250 shares of common stock exercisable at $0.03 per share, (d) warrants to purchase 475,000 shares of common stock at $5.00 per share, and (e) warrants to purchase 1,820,000 shares of common stock at $5.00 per share. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock. However, all of them may be exercised at any time in the sole discretion of the holder except for certain rights to purchase warrants to purchase 1.25 million shares of our common stock, which are not exercisable until a performance contingency is met, and except for 745,000 of the 1,820,000 warrants exercisable at $5.00 per share which are not yet vested and subject to certain performance contingencies. Also outstanding at June 30, 2020 was Series A Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, the Company has accepted subscriptions from four accredited investors to purchase 100,000 shares of Series B Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company. None of these are including in the diluted earnings calculation, given they are considered antidilutive.

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

Advertising and Marketing Expenses – Advertising costs are expensed as incurred. During the three and six months ended June 30, 2021, the Company incurred $98,133 and $150,160 in advertising and marketing expenses, of which were primarily public relations and digital marketing. During the three and six months ended June 30, 2020, the Company incurred $53,922 and $66,048 in advertising and marketing expenses, of which were primarily public relations and digital marketing.

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

	January 1, 2019 - February 24, 2020 (Acquisition Date) (1)	February 24, 2020 (Acquisition Date) - December 31, 2020 (2)
Net Sales	$4,450,339	$5,344,320

Net Earnings	$549,999	$461,913

Shown above are Lifted’s net sales and net earnings for the following two periods:

(1)	January 1, 2019 through February 24, 2020 (acquisition date)
(2)	February 24, 2020 (acquisition date) to December 31, 2020

The foregoing disclosures of net sales and net earnings during those periods solely reflects Lifted’s financial results. Prior to its acquisition of Lifted on February 24, 2020, Acquired Sales Corp. had no sources of revenue, so the acquisition of Lifted was significant for Acquired Sales Corp.

NOTE 2 – SELECTED QUARTERLY FINANCIAL INFORMATION

ACQUIRED SALES CORP. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2021	2020	2021	2020	2020	2019	2020	2019
Net Sales	$6,695,144	$1,267,942	$3,353,270	$370,424	$2,196,518	$0	$1,509,437	$0
Cost of Goods Sold	3,035,630	1,018,047	1,707,523	198,109	1,312,946	0	878,327	0
Gross Profit	3,659,515	249,895	1,645,747	172,315	883,572	0	631,110	0
Stock Compensation Expense	—	—	—	1,393,648	0	2,007	0	37,961
Selling, General and Administrative Expenses	95,474	42,664	56,464	24,703	43,081	13,325	40,568	12,825
Bank Charges and Merchant Fees	118,055	—	66,570		27,824	30	14,702	90
Accrual for Company-Wide Management Bonus Pool	816,388	—	342,947	—	—	—	—	—
Management Bonuses Owed Under Compensation Agreement	—	—	—	350,000	—	—	—	—
Bad Debt	19,196	24,904	977	728	2,915	0	94,251	0
Payroll, Consulting and Independent Contractor Expenses	791,000	239,749	307,524	83,217	211,851	30,000	275,149	45,000
Professional Fees	133,892	176,890	93,033	66,554	80,810	114,431	50,235	52,142
Advertising and Marketing	98,133	53,922	52,027	10,286	22,384	960	26,670	3,782
Depreciation and Amortization	26,215	4,171	41,783	1,877	5,245	0	5,092	0
Rent Expense	(8,413)	—	5,430	—	8,388	0	6,747	0
Warehouse & Lab Expenses (too small to capitalize)	12,712	56,625	18,500	—	5,433	0	3,974	0
Income/(Loss) From Operations	1,556,863	(349,030)	660,493	(1,758,698)	475,641	(160,753)	113,722	(151,800)
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(43,330)	—	(7,211)	—	(4,429)	—	—	—
Income from SmplyLifted for WCJ Labor	769	—	1,072	—	—	—	—	—
Settlement Income/Gain on Settlement	—	—	—	—	12,500	—	—	—
Settlement Costs	—	(97,000)	—	—	—	—	—	—
Interest Expense	(35,398)	(19,019)	(36,347)	(7,605)	(19,281)	—	(19,281)	—
Dividend Income	—	—	—	—	2,495	—	—	—
Warehouse Buildout Credits	600	400	600	—	600	—	600	—
Penalties	—	—	(450)	—	—	—	—	—
Gain on Forgiveness of Debt	151,147	10,000	—	—	81,272	—	—	—
Refund of Merchant Account Fees	—	34,429	—	—	—	—	—	—
Gain(Loss) on Disposal of Fixed Assets	(4,750)	—	—	—	—	—	—	—
Loss on Deposit	(30,000)	—	—	—	—	—	—	—
Interest Income	253	907	202	5,676	733	12,369	782	5,334
Total Other Income/(Expenses)	39,292	(70,283)	(42,134)	(1,929)	73,890	12,369	(17,899)	5,334
Income/(Loss) Before Provision for Income Taxes	1,596,154	(419,313)	618,359	(1,760,627)	549,531	(148,384)	95,823	(146,466)
Provision for Income Taxes	—	—	—	—	—	—	—	—
Net Income/(Loss) Attributable to Acquired Sales Corp. common stockholders	1,596,154	$(419,313)	$618,359	$(1,760,627)	$549,531	$(148,384)	$95,823	$(146,466)

Earnings/(Loss) Per Common Share Attributable to Acquired Sales Corp. common shareholders:
Basic	$0.14	$(0.06)	$0.08	$(0.41)	$0.06	$(0.11)	$0.01	$(0.06)
Diluted	$0.11	$(0.06)	$0.04	$(0.41)	$0.02	$(0.11)	$—	$(0.06)

Weighted average number of common shares outstanding
Basic	11,042,657	6,462,070	7,456,925	4,312,568	6,463,301	2,726,669	6,460,236	2,597,302
Diluted	14,381,105	6,462,070	16,084,794	4,312,568	16,040,170	2,726,669	6,460,236	2,597,302

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

Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. On April 20, 2021, the entire PPP Loan ($149,622) and the interest payable on the PPP Loan ($1,525) was forgiven by the SBA, and a related gain on forgiveness of debt in the amount of $151,147 was recorded. In accordance with its terms, the Note was originally scheduled to mature on April 14, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. In addition, the Note could be prepaid by Lifted at any time prior to its original maturity with no prepayment penalties. Proceeds from the PPP Loan were available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan could be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. As of March 31, 2021 and December 31, 2020, Lifted had an accrual of $1,443 and $1,074, respectively, for the interest on the PPP Loan. During the three months ended June 30, 2021, interest of $82 was accrued prior to the forgiveness of the Loan.

NOTE 4 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $14,989,850 as of June 30, 2021. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The COVID-19 pandemic and its ramifications, combined with the expenses and potential liabilities associated with litigation involving Lifted, combined with the regulatory risks and uncertainties associated with the cannabinoid-infused products, vaping and nicotine products industries, combined with the risks associated with internet hacking or sabotage, combined with the risks of employee and/or independent contractor disloyalty or theft of Company information and opportunities, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern. Also, the Company has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. Also, the Company has not yet paid an aggregate of $300,000 of bonuses owed to its CEO Gerard M. Jacobs, and William C. “Jake” Jacobs, President and CFO, because it currently does not have the funds to do so without adversely affecting Lifted Made’s working capital, and an additional aggregate of $350,000 of bonuses owed to them have been deferred until on or after January 1, 2021. These aggregate of $650,000 of bonuses are due and payable upon demand. In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially those related to hemp-derived CBD, CBG, CBN, delta-8-THC, delta-9-THC, delta-10-THC and other cannabinoids, nicotine products, vaping, vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk. The Company maintains levels of cash in a bank deposit account that, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and it believes it is not exposed to any significant credit risk on cash.

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

Concentration of Credit Risks – During the quarter ended June 30, 2021, five customers made up approximately 32% of Lifted Made’s sales. Regarding the purchases of raw and finished goods ("Supplies") during the quarter ended June 30, 2021, approximately 74% of the Supplies were from five vendors.

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

As such, the Company’s investments in Ablis, Bendistillery and Bend Spirits made the Company a minority owner of these companies. As a minority owner, the Company will not be able to recognize any portion of Ablis’, Bendistillery’s or Bend Spirits’ revenues or earnings in the Company’s financial statements.

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

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether its investments are impaired. Factors that the Company would consider indicators of impairment include: (1) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (2) a significant adverse change in the regulatory, economic, or technological environment of the investee, (3) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, (4) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, and (5) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Up to the date of this report on Form 10-Q, none of the above the above factors have been applicable to the Company’s investments.

The qualitative assessments at the end of quarters one, two and three are done via conference calls with the management teams of Ablis, Bendistillery and Bend Spirits. The qualitative assessment at the end of quarter four relating to these entities also includes review of their respective financial statements that have been reviewed by a third party accounting firm. At that time, the Company performs an annual impairment assessment. The reviewed financial statements of these companies are not audited, and the Company is not active in the management of these companies, and except for these companies’ quarterly meetings with the management of the Company, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies and to reviews of those reviewed financial statements.

On July 15, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during quarter ended June 30, 2021. Based upon the financial and non-financial information that was shared with Acquired Sales Corp. during that conference call, the management of Acquired Sales Corp. believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: sales of Ablis are up from the second half of 2020 to the first half of 2021; Ablis “on premise” sales (in restaurants and bars) are improving as restaurants have re-opened; Ablis distributors are ordering again (and more frequently); and Ablis online sales in the first half of 2021 are up compared to in the first half of 2020. The information that was shared by the management of Bendistillery and Bend Spirits included, among other things: combined revenue for the first half of 2021 is down just 2.3% from the first half of 2020 (when there was lots of panic buying), but the two year annualized sales average is up 12.7%, with a five year annualized average growth of 9.1%. Also: Bendistillery is closer to the release of a new “Ready-to-Drink” beverage; Bend Spirits has new clients in the pipeline; direct-to-consumer channels are gaining traction; and Bendistillery’s sales team is making gains in key markets.

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

SmplyLifted LLC

Acquired Sales Corp. and Lifted Made and privately-held SMPLSTC, Costa Mesa, CA (www.SMPLSTCBD.com) have created an equally-owned new entity called SmplyLifted LLC, which has begun selling tobacco-free nicotine pouches in several flavors and nicotine strengths under the brand name FR3SH (www.GETFR3SH.com).

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

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	June 30, 2021	December 31, 2020
Machinery & Equipment	$181,059	$103,084
Leasehold Improvements - Zion	$20,089	$42,381
Leasehold Improvements - Kenosha	$137,385	$—
Furniture & Fixtures - Kenosha	$32,963	$4,288
Sub-total:	$371,496	$149,753

Less: accumulated depreciation	$(55,602)	$(14,361)
	$315,894	$135,392

During the first quarter of 2021, management re-evaluated the useful lives of its property and equipment and determined the useful lives per asset class to be:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Trade Show Booth	36 months
Leasehold Improvements	60 months
Furniture & Fixtures	60 months

Depreciation expense of $13,461 and $42,490 was recognized during the three and six months ended June 30, 2021, respectively. Depreciation expense of $3,754 was recognized during the three months ended June 30, 2020. Depreciation expense of $5,492 was recognized during the period February 24, 2020 through June 30, 2020. During the quarter ended June 30, 2020, $54,507 of previously capitalized property and equipment was written off, expensed through the account Warehouse and Lab Expense.

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

NOTE 7 – NOTES RECEIVABLE

SmplyLifted LLC

At March 31, 2021, the Company had made shortfall loans to SmplyLifted LLC totaling $387,500, used primarily for the purchase of inventory. As of June 30, 2021, imputed interest receivable on the loans totaled $315.

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

NOTE 8 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $417 and $834 in amortization related to the website was recognized during the three and six months ended June 30, 2021. $417 in amortization related to the website was recognized during the quarter ended June 30, 2020. $556 in amortization related to the website was recognized between February 24, 2020 (the date of the Merger) through June 30, 2020.

The Lifted Made Merger

The terms of the Lifted Merger were as follows:

•	The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants").

•	The Promissory Note, payable jointly by the Company and Lifted to Nicholas S. Warrender, is in the principal amount of $3,750,000. The Promissory Note is secured by all of the assets of the Company and Lifted, and by a pledge of all of the common stock of Lifted, Ablis, Bendistillery and Bend Spirits that are owned by the Company. The Promissory Note accrues interest at the rate of 2% annually, and has a term of five years, subject to mandatory partial prepayment using 50% of all capital raised by the Company other than capital raised in connection with two potential acquisitions in Wisconsin, and subject to mandatory full prepayment if and when Lifted achieves an aggregate post-Closing EBITDA of $7,500,000. Lifted will not be using any of the loan or grant money that Lifted has received from the SBA to make any payments on the Promissory Note payable jointly by the Company and Lifted to Nicholas S. Warrender.

•	The purpose of the 645,000 shares of unregistered common stock of Acquired Sales that constitutes the Deferred Contingent Stock is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of shares of the Deferred Contingent Stock certain employees of Lifted and William C. "Jake" Jacobs, the Company's President and CFO. The vesting of certain shares of the Deferred Contingent Stock is subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Deferred Contingent Stock will be issued and delivered to Nicholas S. Warrender as additional Merger consideration, unless Nicholas S. Warrender agrees to an alternative allocation of such unvested Deferred Contingent Stock.

•	The purpose of the Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of Warrants certain employees, officers and directors of Lifted and the Company. The vesting of certain of the Warrants will be subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Warrants will be terminated or alternatively allocated to other employees of Lifted.

•	Nicholas S. Warrender was granted certain registration rights for the 3,900,455 shares of the Company’s unregistered common stock that he received in the Merger, pursuant to the terms and conditions of a Registration Rights Agreement.

•	Nicholas S. Warrender, the Company's President and CFO William C. “Jake” Jacobs, and the Company's Chairman and CEO Gerard M. Jacobs, who together as a group have stockholder and managerial control of the Company, entered into a Stockholders Agreement to vote in concert regarding the election of directors of the Company and on certain other matters.

•	The Company has entered into a long-term employment agreements with Nicholas S. Warrender, William C. "Jake" Jacobs, and Gerard M. Jacobs, pursuant to which each of them is entitled to $100,000 in base salary and an annual bonus stemming from the Company’s cash management bonus pool.

•	The effects of the Merger are that all assets, property, rights, privileges, immunities, powers, franchises, licenses, and authority of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) and Lifted have vested in Lifted as the surviving entity in the Merger, and all debts, liabilities, obligations, restrictions, and duties of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) have become the debts, liabilities, obligations, restrictions, and duties of Lifted as the surviving entity in the Merger. Lifted is operating as a wholly-owned subsidiary of the Company.

•	The articles of incorporation of Lifted are the articles of incorporation of the surviving entity in the Merger, and the by-laws of Lifted are the by-laws of the surviving entity of the Merger.

•	Upon the Closing of the Merger, the authorized number of directors of the Corporation was increased from seven to nine. The Corporation’s directors currently consist of eight persons following the election of a new board of directors and the subsequent resignation of Michael D. McCaffrey: Gerard M. Jacobs, JD (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, MD, James S. Jacobs, MD, Richard E. Morrissy, Kevin J. Rocio, and Robert T. Warrender II.

•	Upon the Closing of the Merger, the officers of the Corporation are as follows, each to hold office until his successor is duly elected or appointed and qualified or until his earlier death, resignation, or removal in accordance with applicable Law: Gerard M. Jacobs, JD - Chairman, CEO and Secretary; William C. "Jake" Jacobs, CPA - President, CFO and Treasurer; and Nicholas S. Warrender - Vice Chairman and Chief Operating Officer.

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

Robert T. Warrender III

During the quarter ended June 30, 2021, $15,410 in sales commissions were paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother.

During the quarter ended March 31, 2021, $2,072 in sales commissions were paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother.

Shipping Costs

Lifted shares a shipping account with a company operated by Nicholas S. Warrender’s father, Robert T. Warrender II, who is also a member of the board of directors of Acquired Sales Corp. Lifted does this in an effort to reduce shipping costs, as the shipper gives a price discount based on volume. Lifted reimburses Robert T. Warrender II’s company for the cost of shipping. During the quarter ended June 30, 2021, Lifted reimbursed Robert T. Warrender II’s company $32,536 in shipping costs. From February 24, 2020 (the date of closing on the acquisition of Lifted) through December 31, 2020, Lifted reimbursed Robert T. Warrender II $39,569 in shipping costs.

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

During the quarter ended June 30, 2021, Lifted paid $17,222.25 in rent to 95th Holdings, LLC. Lifted also paid property taxes of $2,383 via 95th Holdings, LLC.

Transaction with SmplyLifted LLC

On February 2, 2021, Lifted owed SmplyLifted $450; on February 10, 2021, Lifted paid SmplyLifted the $450.

Amounts Owed to Related Parties

Amounts Owed to Lifted

On a quarterly basis, SmplyLifted LLC reimburses Lifted for William C. Jacobs’ time as the Chief Financial Officer at William C. Jacobs’ hourly rate. As of June 30, 2021, SmplyLifted LLC owed $769 to Lifted as reimbursement for William C. Jacobs’ time as the Chief Financial Officer.

Amounts Owed to SmplyLifted LLC

As of March 31, 2021, Lifted owed SmplyLifted $9,719. Between April 1, 2021 and April 5, 2021, Lifted paid SmplyLifted the $9,719.

Amounts Owed to Gerard M. Jacobs

Due to the COVID-19 pandemic and for other reasons, the Company was not in a position to pay Gerard M. Jacobs, CEO, the $250,000 bonus that was to be paid to him on December 1, 2020, pursuant to the Compensation Agreement dated as of June 19, 2019, without adversely impacting Lifted’s working capital. In recognition of this reality, the Company and Gerard M. Jacobs agreed that in lieu of such payment, upon the earlier of the date when Gerard M. Jacobs delivers to the Company written demand for payment which may not be sooner than January 1, 2021, or the first date when the Company has raised a total of at least $15 million after January 1, 2019, the Company shall pay Gerard M. Jacobs a cash bonus in the amount of $250,000 (the “Delayed December 1, 2020 Cash Bonus to Gerard M. Jacobs”); provided that (i) commencing on January 1, 2021, the cash bonus of $250,000 that was due and payable by the Company to Gerard M. Jacobs upon the closing of the Company’s acquisition of Lifted, which has not yet been paid and is payable upon demand by Gerard M. Jacobs, shall accrue interest until paid in full at the rate of 2% per year, and (ii) commencing on January 1, 2021, the Delayed December 1, 2020 Cash Bonus to Gerard M. Jacobs, which has not yet been paid and is payable upon demand by Gerard M. Jacobs on or after January 1, 2021, shall accrue interest until paid in full at the rate of 2% per year.

On April 29, 2021, the Company paid Gerard M. Jacobs a portion ($50,000) of the bonus payable to Gerard M. Jacobs in regard to the closing of the acquisition of Lifted.

As of June 30, 2021, there was total interest of $4,789 payable to Gerard M. Jacobs related to the Delayed December 1, 2020 Cash Bonus to Gerard M. Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted.

At December 31, 2020, there was a management bonus payable of $250,000 owed to the Company's CEO Gerard M. Jacobs; there were no other payables owed to Gerard M. Jacobs.

Amounts Owed to William C. “Jake” Jacobs

Due to the COVID-19 pandemic and for other reasons, the Company was not in a position to pay William C. “Jake” Jacobs, President and CFO, the $100,000 bonus that was to be paid to him on December 1, 2020, pursuant to the Compensation Agreement dated as of June 19, 2019 without adversely impacting Lifted’s working capital. In recognition of this reality, the Company and William C. “Jake” Jacobs agreed that in lieu of such payment, upon the earlier of the date when William C. “Jake” Jacobs delivers to the Company written demand for payment which may not be sooner than January 1, 2021, or the first date when the Company has raised a total of at least $15 million after January 1, 2019, the Company shall pay William C. “Jake” Jacobs a cash bonus in the amount of $100,000 (the “Delayed December 1, 2020 Cash Bonus to William C. “Jake” Jacobs”); provided that (i) commencing on January 1, 2021, the cash bonus of $100,000 that was due and payable by the Company to William C. “Jake” Jacobs upon the closing of the Company’s acquisition of Lifted, which has not yet been paid and is payable upon demand by William C. “Jake” Jacobs, shall accrue interest until paid in full at the rate of 2% per year, and (ii) commencing on January 1, 2021, the Delayed December 1, 2020 Cash Bonus to William C. “Jake” Jacobs, which has not yet been paid and is payable upon demand by William C. “Jake” Jacobs on or after January 1, 2021, shall accrue interest until paid in full at the rate of 2% per year.

As of June 30, 2021, there was total interest of $1,984 payable to William C. “Jake” Jacobs related to the Delayed December 1, 2020 Cash Bonus to William C. “Jake” Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted.

At March 31, 2021, $2,681 in income tax previously erroneously paid by William C. Jacobs to the Illinois Department of Revenue during the year ended December 31, 2021, and refunded back to Lifted by the Illinois Department of Revenue in January 2021, was payable by Lifted to William C. Jacobs. This amount was repaid during the quarter ended June 30, 2021.

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

As such, as of June 30, 2021, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $101,301 owed to Nicholas S. Warrender. In comparison, as of December 31, 2020, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $64,110 owed to Nicholas S. Warrender. Interest on the Promissory Note shall be 2% per year. The maturity date of the Promissory Note is the earlier of (a) the date which is 30 days after the last day of the calendar quarter during which Lifted's aggregate EBITDA (aggregate earnings before interest, taxes, depreciation and amortization) since the Closing Date of the Merger exceeds $7.5 million, or (b) the date which is the fifth anniversary of the closing date of the Merger.

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

Transactions with Related Parties

Transactions with Corner Vapory

Nicholas S. Warrender is a 50% owner in Corner Vapory, a vape shop, located in Kenosha, Wisconsin.

During the quarter ended June 30, 2021, Corner Vapory purchased $0 worth of products from Lifted, and Lifted recorded a receivable of $0 from Corner Vapory as of June 30, 2021.

In comparison, during the year ended December 31, 2020, Corner Vapory purchased $10,264 worth of products from Lifted. Corner Vapory is provided distributor pricing, similar to many other individual vape shops that are customers of Lifted.

Transactions with Canna Vita

Nicholas S. Warrender is a 50% owner in Canna Vita, a CBD shop, located in Kenosha, Wisconsin.

During the quarter ended June 30, 2021, Canna Vita purchased $12,036 worth of products from Lifted, and Lifted recorded a receivable of $909 from Canna Vita as of June 30, 2021. In comparison, during the year ended December 31, 2020, Canna Vita purchased $8,939 worth of products from Lifted, and Lifted recorded a receivable of $1,839 from Canna Vita as of December 31, 2020. Canna Vita is provided distributor pricing, similar to many other individual vape shops that are customers of Lifted.

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

During the quarter ended June 30, 2021, Squeez Juice Bar purchased $7,202 worth of products from Lifted, and Lifted recorded a receivable of $0 from Squeez Juice Bar as of June 30, 2021.

In comparison, during the quarter ended March 31, 2021, Squeez Juice Bar purchased $5,363 worth of products from Lifted. There were no transactions with Squeez Juice Bar in 2020.

Transactions with Liquid Event Marketing

Liquid Event Marketing is a company owned by Lifted’s Director of Operations, who was hired by Lifted on March 29, 2021. During the quarter ended June 30, 2021, Lifted paid Liquid Event Marketing $54,829 for the purchase of fixed assets, the installation of fixed assets, and other services. There was a payable of $26,465 owed by Lifted to Liquid Event Marketing at June 30, 2021. As of June 30, 2021, there were also expense reimbursements totaling $7,966 owed by Lifted to Lifted’s Director of Operations. During the quarter ended March 31, 2021, Lifted paid Liquid Event Marketing $118,612 for the purchase of fixed assets, the installation of fixed assets, and other services. There was no payable owed by Lifted to Liquid Event Marketing at March 31, 2021.

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

On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. The Registration Statement, which has been amended five times, has not yet been approved by the SEC.

As of June 30, 2021 and December 31, 2020, the Company has accrued a liability of $4,751 and $145,561, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the three months ended June 30, 2021 and 2020, a total of $99,462 and $108,750, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. During the six months ended June 30, 2021 and 2020, a total of $199,186 and $198,450, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. The Registration Statement, which has been amended five times, has not yet been approved by the SEC.

As of June 30, 2021 and December 31, 2020, the Company has accrued a liability of $4,750 and $5,782, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three months ended June 30, 2021 and 2020, a total of $0 and $0, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders. During the six months ended June 30, 2021 and 2020, a total of $5,844 and $0, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, April 1, 2021	4,517,869	$2.37	3.69	$23,198,015
Warrants Exercised During Q2 2021	143,092
Warrants Forfeited During Q2 2021	61,329
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, June 30, 2021	4,313,448	$2.42	3.47	$8,644,320
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, June 30, 2021	6,308,448	$2.61	3.50	$11,456,820

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

Lifted also leases, on a month-to-month basis, a 3,300 square foot facility in Zion, Illinois, where Lifted has rented 3,300 square feet of space. The original lease to this space terminated on June 1, 2021. Lifted has given notice to the landlord of the facility in Zion, Illinois, that Lifted will be terminating the month-to-month lease on July 31, 2021. This lease is accounted for as an operating lease.

As the Company's lease does not provide an implicit rate, the Company used an incremental borrowing rate based on the information provided by a banker in determining the present value of lease payments. The discount rate used in the computations was 5.5%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2021
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $43,356 in 2021	Non-Current Assets	$ -
Liability	Balance Sheet Line	June 30, 2021
Current Operating Lease Liability	Current Liabilities	$ -

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2021
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $24,673 in 2021	Non-Current Assets	$ 1,455,734
Liability	Balance Sheet Line	June 30, 2021
Current Finance Lease Liability and	Current Liabilities	$ 21,405
Non-Current Finance Lease Liability	Non-Current Liabilities	$ 1,451,043

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	Three Months June 30, 2021	Six Months June 30, 2021	Year Ended December 31, 2020
Lease Cost:
Amortization of Right-of-Use Assets	$12,337	$24,673	$—
Interest on lease liabilities	13,224	26,485	—
Operating Lease Expense	3,200	8,000	19,200
Total	$28,761	$59,158	$19,200

As described in Note 3, a portion of monthly overhead costs such as this lease expense are allocated to finished goods.

Future maturities of Finance and Operating lease liabilities as of June 30, 2021 are as follows:

Maturities Analysis as of June 30, 2021:	Finance	Operating
2021	$38,848	$—
2022	70,267	—
2023	71,672	—
2024	73,106	—
2035	74,568	—
Thereafter	1,375,000	—
Total	$1,703,461	$—
Less: Present value discount	(231,013)	—
Lease Liability	$1,472,448	$—

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

The Company entered into a Compensation Agreement dated as of June 19, 2019, with our CEO Gerard M. Jacobs and our President and CFO William C. "Jake" Jacobs. The material terms of the Compensation Agreement, as amended, can be summarized as follows:

(1)	Starting during June 2019 until the closing of the Lifted Merger on February 24, 2020, we paid Gerard M. Jacobs and William C. "Jake" Jacobs consulting fees of $7,500 and $5,000 per month, respectively. Upon the closing of the Lifted Merger, we entered into Executive Employment Agreements with Gerard M. Jacobs and William C. "Jake" Jacobs as described in the section above entitled "Executive Employment Agreements";

(2)	The closing of the Lifted Merger triggered obligations of the Company to pay cash bonuses to the Company's CEO Gerard M. Jacobs and the to the Company's President and CFO William C. "Jake" Jacobs of $250,000 and $100,000, respectively, of which bonuses only $50,000 has been paid to date.

(3)	Upon demand by Gerard M. Jacobs and William C. Jacobs on or after January 1, 2021, or the first date when we have raised a total of at least $15 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively;

(4)	Upon the earlier of December 1, 2021, or the first date when we have raised a total of at least $25 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively;

(5)	The terms of Gerard M. Jacobs' stock options granted by us to purchase shares of common stock of AQSP which were set to expire (unless previously exercised) during November 2020 or during September 2021, respectively, have been extended so that all of such stock options may be exercised by Gerard M. Jacobs at any time on or before December 31, 2024;

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

As mentioned in NOTE 9 – RELATED PARTY TRANSACTIONS, during the quarter ended June 30, 2021, $15,410 in sales commissions were paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother.

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

Lifted currently is involved in one pending lawsuit, as the plaintiff:

(1)	Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe – The Company has filed an action in a case styled “Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow. The Company is also requesting approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The matter was recently filed and the Company intends to pursue the action and recover its damages.

Lifted currently is involved in one pending lawsuit, as the defendant:

(1)	Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

During 2020, Lifted entered into settlement agreements that were mutually acceptable to the parties which have resolved the following four lawsuits:

(1)	Mile High Labs, Inc., Plaintiff, v. Warrender Enterprise, Inc. d/b/a Lifted Liquids, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW); and
(2)	Accelerated Analytical, Inc., et al. v. Lifted Liquids, Inc. d/b/a Lifted Made, et al., Case No. 3:20-cv-442-wmc (United States District Court for the Western District of Wisconsin).
(3)	Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C)
(4)	Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC)

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

During the quarter ended June 30, 2021, the Company accrued $816,388 for the Annual Bonus.

As of June 30, 2021, the total accrual for the Annual Bonus was $1,159,335.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2021, which is the date through which the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “Acquired Sales,” “AQSP,” “we,” “our” or “us” refer to Acquired Sales Corp. and Lifted, unless the context otherwise indicates.

IMPACTS OF COVID-19

LIKE MANY BUSINESSES IN THE UNITED STATES TODAY, ACQUIRED SALES CORP. (SOMETIMES “AQSP” OR “ACQUIRED SALES”) AND ITS WHOLLY OWNED SUBSIDIARY LIFTED LIQUIDS, INC. D/B/A LIFTED MADE (SOMETIMES “LIFTED” OR “LIFTED MADE”) ARE FACING AN UNPRECEDENTED AND HIGHLY RISKY BUSINESS ENVIRONMENT AND UNCERTAIN FUTURE CAUSED BY THE CORONAVIRUS KNOWN AS COVID-19 AND ITS VARIANTS (“COVID-19”).

THE IMPACTS OF COVID-19 ON ACQUIRED SALES CORP., ON LIFTED MADE, AND ON LIFTED MADE'S OFFICERS, EMPLOYEES, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME COULD BE DISASTROUS FOR OUR COMPANY. AMONG THE MANY POTENTIALLY DISASTROUS IMPACTS OF COVID-19:

•	THE U.S. ECONOMY MAY BE PUSHED INTO A DEEP RECESSION OR DEPRESSION THAT COULD MATERIALLY ADVERSELY IMPACT ACQUIRED SALES CORP. AND LIFTED MADE
•	ACQUIRED SALES CORP. AND LIFTED MADE COULD LOSE SOME OR ALL OF OUR KEY DIRECTORS, OFFICERS AND EMPLOYEES, WHO MAY BE IRREPLACEABLE
•	LIFTED MADE COULD BE UNABLE TO OBTAIN HIGH QUALITY RAW GOODS AND PACKAGING MATERIALS NEEDED TO MANUFACTURE ITS PRODUCTS, OR OBTAINING HIGH QUALITY RAW GOODS AND PACKAGING MATERIALS COULD BE MORE EXPENSIVE AND/OR DELAYED
•	LIFTED MADE COULD BE UNABLE TO DISTRIBUTE OR SELL ITS PRODUCTS PROFITABLY, IF AT ALL
•	U.S. CONSUMERS COULD BE SO FINANCIALLY DISTRESSED THAT THEY CANNOT OR WILL NOT PURCHASE LIFTED MADE'S PRODUCTS
•	U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM OPERATING PROFITABLY, IF AT ALL, OR THAT EFFECTIVELY LIMIT LIFTED MADE’S EMPLOYEES FROM PERFORMING THEIR WORK FOR LIFTED MADE IN A NORMAL AND COST-EFFECTIVE MANNER
•	THE U.S. FINANCIAL SYSTEM AND ECONOMY MAY NOT BE ABLE TO CONTINUE TO FUNCTION AS THEY HAVE HISTORICALLY, WHICH MAY HAVE MATERIAL ADVERSE IMPACTS UPON ACQUIRED SALES CORP. AND LIFTED MADE THAT CANNOT PRESENTLY BE ESTIMATED OR PREDICTED
•	LIFTED MADE COULD EXPERIENCE SEVERE FINANCIAL LOSSES NOT COVERED BY ANY INSURANCE

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

THE IMPACTS OF COVID-19 SIGNIFICANTLY DISRUPTED ACQUIRED SALES CORP. AND LIFTED MADE DURING 2020. AMONG OTHER THINGS, VARIOUS FEDERAL, STATE AND LOCAL EXECUTIVE ORDERS SIGNIFICANTLY DISRUPTED DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY DURING 2020. WHILE LIFTED MADE’S DISTRIBUTION CHANNELS PERFORMED BETTER DURING THE THIRD AND FOURTH QUARTERS OF 2020, AND DURING THE FIRST AND SECOND QUARTERS OF 2021, COMPARED TO DURING THE FIRST AND SECOND QUARTERS OF 2020, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW LIFTED MADE’S DISTRIBUTION CHANNELS WILL PERFORM DURING THE REMAINDER OF 2021. CERTAIN DISTRIBUTORS, RETAILERS AND CONSUMERS IN THE CANNABINOID AND VAPE INDUSTRIES APPEAR TO BE FINANCIALLY DISTRESSED, AND THE TERMS AND CONDITIONS ASSOCIATED WITH CERTAIN DISTRIBUTORS’ AND RETAILERS’ PURCHASES AND PAYMENTS FOR LIFTED MADE’S PRODUCTS HAVE BEEN MATERIALLY ADVERSELY IMPACTED.

WHILE DISTRIBUTION OF CERTAIN VACCINES IN REGARD TO COVID-19 HAS BEGUN, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO WHAT IMPACT THESE VACCINES WILL HAVE. IN PARTICULAR, NO ASSURANCE OR GUARANTEE WHATSOEVER CAN BE GIVEN AS TO HOW “FUTURE WAVES” OF COVID-19, AND HOW EMERGING/MUTATED VARIANTS OF THE COVID-19 VIRUS, WILL PLAY OUT AND IMPACT ACQUIRED SALES CORP., LIFTED MADE, LIFTED MADE'S OFFICERS, EMPLOYEES AND INDEPENDENT CONTRACTORS, RAW GOODS AND PACKAGING SUPPLIERS, DISTRIBUTION CHANNELS, CUSTOMERS, SALES AND NET INCOME, OR THE PRICE OF OUR COMMON STOCK.

DURING THE SECOND AND THIRD QUARTERS OF 2020, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE RE-SALE OF HAND SANITIZER TO A SMALL NUMBER OF CUSTOMERS, AND UPON THE RECEIPT BY LIFTED MADE OF $149,622.50 BORROWED FROM THE U.S. SMALL BUSINESS ADMINISTRIATION (“SBA”) UNDER THE SBA’S PAYROLL PROTECTION PROGRAM (THE “PPP LOAN”) AND UPON THE RECEIPT BY LIFTED MADE OF $10,000 GRANTED TO IT BY THE SBA UNDER THE SBA’S ECONOMIC INJURY DISASTER LOAN PROGRAM. SUCH RE-SALES OF HAND SANITIZER ARE NOT EXPECTED TO CONTINUE IN THE FUTURE. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

DURING THE THIRD AND FOURTH QUARTERS OF 2020, AND DURING THE FIRST AND SECOND QUARTERS OF 2021, THE SOLVENCY AND CASH FLOW OF OUR LIFTED MADE SUBSIDIARY AND ACQUIRED SALES WERE SIGNIFICANTLY DEPENDENT UPON THE SALE OF HEMP-DERIVED DELTA-8-THC PRODUCTS. U.S. FEDERAL, STATE AND LOCAL GOVERNMENTS AND AGENCIES MAY IMPOSE LAWS, RULES, REGULATIONS AND EXECUTIVE ORDERS THAT EFFECTIVELY PROHIBIT LIFTED MADE FROM SELLING DELTA-8-THC PRODUCTS. CONSEQUENTLY, LIFTED MADE’S AND ACQUIRED SALES’ FUTURE FINANCIAL PROSPECTS ARE UNCERTAIN, AND NO GUARANTEE OR ASSURANCE WHATSOEVER CAN BE MADE THAT LIFTED MADE AND ACQUIRED SALES WILL BE ABLE TO CONTINUE TO PAY THEIR FINANCIAL OBLIGATIONS WHEN THEY BECOME DUE AND PAYABLE IN THE FUTURE.

NOTWITHSTANDING THE FOREGOING DESCRIBED RISKS, AS DISTRIBUTION CHANNELS IN THE CANNABINOID INDUSTRY HAVE PERFORMED BETTER, AND AS LIFTED MADE’S SALES OF DELTA-8-THC PRODUCTS HAVE ACCELERATED DURING THE THIRD AND FOURTH QUARTERS OF 2020 AND THE FIRST AND SECOND QUARTERS OF 2021 , COMPARED TO DURING THE FIRST AND SECOND QUARTERS OF 2020, THE CONSOLIDATED CASH ON HAND OF ACQUIRED SALES CORP. AND LIFTED MADE HAS IMPROVED SIGNIFICANTLY AND AS OF AUGUST 6, 2021, WAS A TOTAL OF $3,305,068. TO DATE, LIFTED MADE HAS ALSO INVESTED CASH OF $587,500 INTO A COMPANY CALLED SMPLYLIFTED LLC, WHICH SMPLYLIFTED LLC HAS PRIMARLY USED TO PURCHASE INVENTORY CONSISTING OF TOBACCO-FREE NICOTINE POUCHES. LIFTED MAY INVEST ADDITIONAL CASH INTO SMPLYLIFTED LLC, ALSO TO BE USED TO PRIMARILY PURCHASE INVENTORY OF TOBACCO-FREE NICOTINE POUCHES. LIFTED MADE HAS A 50% MEMBERSHIP INTEREST IN SMPLYLIFTED LLC. LIFTED MADE MAY ALSO INVEST CASH INTO OTHER COMPANIES.

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

Expectations to Continue as a Going Concern:

Notwithstanding the material damage to our business described above, the management of Lifted currently expects Lifted to continue as a going concern during the 12 months following the date of this report, for the following reasons:

•	Lifted’s sales over the past few quarters has significantly increased Lifted's liquidity. As of August 6, 2021, the consolidated cash on hand of Acquired Sales Corp. and Lifted Made was a total of $3,305,068, which is significant. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has used to purchase inventory of tobacco-free nicotine pouches. Lifted expects to invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has a 50% membership interest in SmplyLifted LLC.
•	As of today, Lifted’s current assets significantly outweigh Lifted's current liabilities. However, we do owe a total of $300,000 in management bonuses to Gerard M. Jacobs, Acquired Sales Corp.’s CEO, and to William C. “Jake” Jacobs, Acquired Sales Corp.’s President and CFO, which management bonuses are payable upon demand. We currently do not have the money to pay these bonuses without adversely impacting Lifted’s working capital. At any time on or after January 1, 2021, Gerard M. Jacobs and William C. “Jake” Jacobs also have the right to demand payment of a total of an additional $350,000 in management bonuses (for a total of $650,000 in management bonuses), plus accrued interest at 2% annually commencing January 1, 2021, and we currently do not have the money to pay these bonuses either without adversely impacting Lifted’s working capital. Gerard M. Jacobs and William C. “Jake” Jacobs are entitled to these bonuses and could demand payment of them at any time.
•	When Lifted's core business of manufacturing, packaging, selling and distributing cannabinoid-infused products was materially damaged by the COVID-19 pandemic and its ramifications, Lifted diverted a significant portion of its available human and financial capital toward a new line of business selling, re-selling, brokering and distributing hand sanitizer. This hand sanitizer business was significant for Lifted during the second and third quarters of 2020. However, the national supply of hand sanitizer has increased, and this business is not expected to be significant for Lifted going forward.
•	During the third and fourth quarters of 2020 and during the first and second quarters of 2021, the demand by distributors for Lifted’s Urb Finest Flowers (“Urb”) brand of hemp and hemp-derived products has gradually increased. However, other companies may attempt to copy the Urb brand's innovative and colorful packaging and products and thus create more competition against Lifted's Urb products, over time.
•	Lifted has commenced selling hemp-derived delta-8-THC and delta-10-THC cartridges, gummies, chocolate, dabs, caviar cones, saucy dmnds, delta-8-THC-infused flower, and disposable delta-8-THC vapes. During the third and fourth quarters of 2020 and the first and second quarters of 2021, Lifted’s sales of hemp-derived delta-8-THC products has accelerated, and has become a very significant percentage of Lifted’s business. However, the competition against Lifted’s hemp-derived delta-8-THC and delta-10-THC products is increasing, and pricing is under pressure. In addition, hemp-derived delta-8-THC products may be illegal in certain states, and additional federal, state and/or local prohibitions or restrictions may be imposed on hemp-derived delta-8-THC products. In particular, a recent DEA statement has been interpreted by some as prohibiting the sale of certain hemp-derived delta-8-THC products. Any inability to sell hemp-derived delta-8-THC products would have a material adverse impact on Lifted’s business and on the trading price of Acquired Sales Corp.’s common stock.
•	Lifted is involved in the distribution of disposable e-cigarettes containing synthetic nicotine, and Lifted owns 50% of SmplyLifted LLC, which sells tobacco-free nicotine pouches. Tobacco-based nicotine products and non-tobacco based nicotine products are subject to extensive regulations and in some cases are subject to federal, state and/or local prohibitions or restrictions.
•	Lifted is taking proactive steps to attempt to gain brand awareness and drive more direct-to-consumer sales online. Lifted has used public relations firms to assist with Lifted’s public relations efforts. Lifted has also hired a firm specializing in SEO to assist with Lifted’s organic search engine rankings. However, Lifted has also experienced outages of its website, which may be due hacking and/or sabotage, which has hurt Lifted’s online sales and presumably has also negatively impacted Lifted’s perception with certain consumers. In addition, the recently amended federal PACT act may make the online sale of certain of Lifted’s products difficult or impossible.
•	Some of the products that Lifted sells or re-sells are manufactured by third parties who, in certain instances, have experienced significant challenges in manufacturing high quality products. This has negatively impacted Lifted’s perception with certain distributors, retailers and consumers.

Lifted plans to take actions to continue as a going concern, if necessary:

If the COVID-19 pandemic and its ramifications, or if other events and circumstances adverse to Lifted's business, challenge Lifted’s ability to continue as a going concern within one year after the date that AQSP’s consolidated financial statements are issued, then we would plan to sustain Lifted as a going concern by taking one or more of the following actions:

•	causing Lifted’s parent company AQSP to complete private placements of AQSP's common stock and/or preferred stock
•	borrowing from banks and/or private investors
•	acquiring and/or developing profitable businesses that will create positive income from operations
•	causing Lifted’s parent company AQSP to accrue rather than pay dividends on AQSP's outstanding preferred stock
•	selling the 4.99% of the ownership of Ablis Holding Company, Bendistillery Inc. and Bend Spirits, Inc. that is owned by Acquired Sales Corp.

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

ITEM 1. STATEMENTS

Prior to the acquisition of Lifted on February 24, 2020, Acquired Sales Corp. had no sources of revenue, and Acquired Sales Corp. had a history of recurring losses, which has resulted in an accumulated deficit of $14,989,850 as of June 30, 2021. Acquired Sales Corp. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year, and the Company is obligated to pay management bonuses that it does not currently have sufficient money to pay. These matters raise substantial doubt about our ability to continue as a going concern.

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

Overview

Please refer to “NOTE 1 – DESCRIPTION OF THE BUSINESS OF ACQUIRED SALES CORP.” for information.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of June 30, 2021 and December 31, 2020, as well as cash flows for the six months ended June 30, 2021 and 2020.

	June 30, 2021	December 31, 2020

Current Assets	$7,217,810	$3,264,777
Current Liabilities	4,445,905	2,308,722
Working Capital	2,825,905	956,055

	For the Six Months Ended
	June 30,
	2021	2020
Net Cash Provided by (Used in) Operating Activities	$2,340,725	$(740,074)
Net Cash Used in Investing Activities	$(306,175)	$(3,085,225)
Net Cash Used in Financing Activities	$(244,573)	$(48,827)

Comparison of June 30, 2021 to June 30, 2020

At June 30, 2021, we had consolidated cash and cash equivalents of $2,229,056. In comparison, at June 30, 2020, we had consolidated cash and cash equivalents of $510,803.

Consolidated current assets of $7,271,810 at June 30, 2021 primarily consisted of cash and cash equivalents of $2,229,056, net accounts receivable of $1,780,058, prepaid expenses of $1,679,042, and inventory of $1,194,032. The consolidated current assets are adequate to fund current operations and to fulfill corporate obligations or to fund growth and potential acquisitions. In comparison, consolidated current assets of $1,531,004 at June 30, 2020 consisted of cash and cash equivalents of $510,803, prepaid expenses for professional fees of $2,083, interest receivable of $838, note receivable from CBD Lion of $122,546, net accounts receivable of $394,697, and inventory of $500,037. We believe that the consolidated current assets are adequate to fund current operations and to fulfill corporate obligations.

Consolidated current liabilities as of June 30, 2021 of $4,445,905 primarily consisted of accounts payable and accrued expenses of $1,732,668, the company-wide management bonus pool of $1,159,335, deferred revenue of $1,114,922, $300,000 in accrued management bonuses payable to Gerard M. Jacobs and William C. Jacobs, total interest payable of $108,074 payable to Gerard M. Jacobs, William C. Jacobs and Nicholas S. Warrender, and dividends payable of $4,751 to the Series A Convertible Preferred Stock holders, and dividends payable of $4,750 payable to the Series B Convertible Preferred Stock holders.

In comparison, consolidated current liabilities as of June 30, 2020 totaled $834,261. At June 30, 2020, primarily driving the current liabilities was $350,000 in accrued management bonuses payable to GJacobs and WJacobs, dividends payable of $45,521 to the Series A Convertible Preferred Stock holders, dividends payable of $13,221 payable to the Series B Convertible Preferred Stock holders, interest of $26,301 payable to Nicholas S. Warrender, and deferred revenue of $79,380.

Comparison of the three and six months ended June 30, 2021 to June 30, 2020

During the three and six months ended June 30, 2021, Lifted recognized net sales of $6,695,144 and $10,048,414, respectively. In comparison, during the three and six months ended June 30, 2020, Lifted recognized net sales of $1,267,942 and $1,638,367, respectively.

Lifted recognized a company-wide management bonus pool expense of $816,388 and $1,159,335 for the three months and six months ended June 30, 2021, respectively.

Lifted recognized $0 and $1,393,648 in stock compensation expense during the six months ended June 30, 2021 and June 30, 2020, respectively. Of the $1,393,648 in stock compensation recognized during the six months ended June 30, 2020, $733,499 came from the issuance of warrants to GJacobs. The Company also recognized $660,149 in stock compensation expense related to the issuance of warrants to WJacobs. These warrants were issued to GJacobs and WJacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to GJacobs and WJacobs upon the execution of employment agreements, which were signed on February 24, 2020.

Also during the three months ended March 31, 2020, AQSP recognized a total of $350,000 in management bonus expense. Pursuant to GJacobs’ and WJacobs’ employment agreements, GJacobs and WJacobs were to be paid $250,000 and $100,000, respectively, upon the closing of AQSP’s acquisition of Lifted. These management bonuses are accrued for on the balance sheet as of March 31, 2020, and still today, AQSP has not yet paid $300,000 of these bonuses. These bonuses are payable upon demand. Also, Lifted applied for and received a $10,000 loan advance under the EIDL (“EIDL Advance”) on April 20, 2020. Lifted recognized a $10,000 gain on the forgiveness of this EIDL Advance on April 21, 2020. During the three months ended June 30, 2020, Lifted was refunded $34,429 of merchant account fees, and the Illinois Department of Revenue refunded Lifted $43,817 of sales tax.

During the three months ended June 30, 2021, approximately 95% of sales were generated from the sale of hemp and hemp-derived products, and 5% of sales were generated from the sale of e-liquid and disposable e-cigarettes.

During the three months ended June 30, 2020, approximately 49% of sales were generated from the sale of e-liquid and disposable e-cigarettes, 47% of sales were generated from the sale of hand sanitizer, and 4% of sales were generated from the sale of hemp and hemp-derived products. During the period February 24, 2020 (date of the Merger) through June 30, 2020, approximately 53% of sales were generated from the sale of e-liquid and disposable e-cigarettes, 37% of sales were generated from the sale of hand sanitizer, and 10% of sales were generated from the sale of hemp and hemp-derived products.

During the six months ended June 30, 2021, net cash of $2,340,725 was provided by operating activities. Cash was used for primarily for prepaid expenses, inventory, and payroll. During the same period, $306,175 net cash was used in investing activities, the majority of which was used to purchase fixed assets. Also, during the six months ended June 30, 2021, $244,573 net cash was used in financing activities, primarily to make dividend payments of $199,186 and $5,844 to holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively; also, $34,200 was used to purchase shares 36,000 shares of common stock, which are now held in treasury.

In comparison, during the six months ended June 30, 2020, net cash of $740,074 was used in operating activities, primarily for payroll and the purchase of inventory. During the same period, $3,085,225 net cash was used in investing activities, the majority of which was cash paid as part of the Lifted acquisition, and remainder used to purchase fixed assets. Also, during the six months ended June 30, 2020, $48,827 net cash was used in financing activities, which consisted of $149,623 of proceeds from the PPP Loan offset by $198,450 in payments of dividends to holders of the Series A Convertible Preferred Stock.

During the six months ended June 30, 2021, cash increased by $1,789,976, and we had $2,229,056 in unrestricted cash at June 30, 2020. In comparison, during the six months ended June 30, 2020, cash decreased by $3,874,126, and we had $510,803 in unrestricted cash at June 30, 2020.

Source of Revenue

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2020, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at June 30, 2021. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Description of Legal Proceedings

Lifted currently is involved in one pending lawsuit, as the plaintiff:

(1)	Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe – The Company has filed an action in a case styled “Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow. The Company is also requesting approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The matter was recently filed and the Company intends to pursue the action and recover its damages.

Lifted currently is involved in one pending lawsuit, as the defendant:

(1)	Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked as an independent contractor in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

During 2020, Lifted entered into settlement agreements that were mutually acceptable to the parties which have resolved the following four lawsuits:

(1)	Mile High Labs, Inc., Plaintiff, v. Warrender Enterprise, Inc. d/b/a Lifted Liquids, Defendant (United States District Court for the District of Colorado; Civil Case No. 1:19-cv-02495-NYW); and
(2)	Accelerated Analytical, Inc., et al. v. Lifted Liquids, Inc. d/b/a Lifted Made, et al., Case No. 3:20-cv-442-wmc (United States District Court for the Western District of Wisconsin)
(3)	Lifted Liquids, Inc., Plaintiff, v. Luxvoni LLC d/b/a Luxvoni Marketing Solutions; Does I through X, inclusive; and Roe Business Entities I through X, inclusive, Defendants (United States District Court for Clark County, Nevada; Civil Case No. A-20-817416-C).
(4)	Warrender Enterprise, Inc. d/b/a Lifted Liquids, a Wisconsin corporation, Plaintiff, v. Merkabah Labs, LLC, a Colorado limited liability company; Merkabah Technologies, LLC, a Colorado limited liability company; Ryan Puddy, an individual; and Ralph L. Taylor III, an individual, Defendants (United States District Court for the District of Colorado; Civil Action No. 1:20-cv-00155-SKC).

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

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

Amendment to Articles of Incorporation

On May 18, 2021, the Company amended its articles of incorporation with the State of Nevada to change its name to LFTD Partners Inc. from Acquired Sales Corp. In connection with the name change to LFTD Partners Inc., the Company filed a notification with the FINRA, the clearance of which remains pending as of the date of this report. Until clearance of our name change by FINRA, most of the public facing quotations of the Company’s common stock will continue to be in the name of “Acquired Sales” despite the name change. A complete copy of the Company's Certificate of Amendment is attached to this report as Exhibit 3.7.

Item 6. Exhibits.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws

Form 8-K	August 2, 2007
5.01	Shareholder Agreement

Form 8-K	July 16, 2014
10.30	Promissory Note; William Noyes Webster Foundation, Inc.
10.31	Security Agreement relating to Promissory Note with the William Noyes Webster Foundation, Inc.

Form 8-K	March 4, 2019
10.35	Stock Purchase Agreement (the “SPA”) with Ablis LLC (“Ablis”), Bendistillery Inc. d/b/a Crater Lake Spirits (“Bendistillery”), Bend Spirits, Inc. (“Bend Spirits”), Bendis Homes Pinehurst, LLC, James A. Bendis, Alan T. Dietrich, Gerard M. Jacobs and William C. “Jake” Jacobs
4.3	Registration Rights Agreement
4.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of Acquired Sales Corp.
99.1	Press Release Dated March 4, 2019

Form 10-K	March 12, 2019
10.35.2	James S. Jacobs Right to Purchase Warrant Agreement
10.37	Security Agreement
10.38	Demand Promissory Note Payable to Joshua A. Bloom dated July 16, 2018
10.39	Common Stock Purchase Warrants – Joshua A. Bloom – dated July 16, 2018
10.40	Demand Promissory Note Payable to Gerard M. Jacobs dated July 18, 2018
10.41	Common Stock Purchase Warrants – Gerard M. Jacobs – dated July 18, 2018
10.42	Common Stock Purchase Warrants – Gerard M. Jacobs – dated November 8, 2018
10.43	Common Stock Purchase Warrants – Joshua A. Bloom – dated November 12, 2018
10.44	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 7, 2019
10.45	Common Stock Purchase Warrants – Gerard M. Jacobs – dated January 21, 2019
10.46	Common Stock Purchase Warrants – Gerard M. Jacobs – dated February 6, 2019

Form 8-K	May 1, 2019
10.49	Stock Sale and Purchase Agreement among Ablis Holding Company, Ablis, Inc., James A. Bendis, Acquired Sales Corp., Gerard M. Jacobs and William C. “Jake” Jacobs
10.50	Stock Purchase Agreement among Bendistillery Inc., Bend Spirits, Inc., Bendis Homes Pinehurst, LLC, James A. Bendis, Alan T. Dietrich, Acquired Sales Corp., Gerard M. Jacobs and William C. “Jake” Jacobs

Form 8-K	May 23, 2019
10.52	Letter of Intent between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender Enterprise Inc. d/b/a Lifted Liquids and its owner

Form 8-K	June 26, 2019
10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019

Form 8-K	August 20, 2019
10.54	Agreement and Plan of Merger – CBD Lion LLC
10.55	$300,000 Promissory Note to CBD Lion LLC

Form 8-K	January 8, 2020
10.56	Merger Agreement between Acquired Sales Corp., Gerard M. Jacobs, William C. “Jake” Jacobs and Warrender Enterprise Inc. d/b/a Lifted Liquids and its owners and exhibits A through D (Executive A: Executive Employment Agreement; Exhibit B: Stockholders Agreement; Exhibit C: Registration Rights Agreement; and Exhibit D: Promissory Note)

Form 10-K	March 30, 2020

31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs

Form 8-K/A	May 8, 2020
23.1	Consent of Fruci & Associates II, PLLC
99.1	Financial statements: Balance sheets of Warrender Enterprise, Inc. of December 31, 2019 and December 31, 2018, and the related statements of operations, shareholder’s equity (deficit), and cash flows for the two-year period ended December 31, 2019

Form 10-Q	May 20, 2020
10.57	U.S. Small Business Administration Note – Paycheck Protection Program Loan

Form 8-K	September 9, 2020
5.02	Departure of Thomas W. Hines as a Director and Election of Robert T. Warrender, II as a Director

Form 8-K	October 13, 2020
5.02	Departure of Michael D. McCaffrey as a Director

Form 8-K	December 22, 2020
10.58	Lease From 95th Holdings, LLC Landlord to Lifted Liquids, Inc. Tenant as of December 15, 2020

Form 8-K	January 6, 2021
10.58	Acquired Sales Corp. presentation dated January 2021

Form 8-K	June 21, 2021
10.59	Letter of Intent relating to the proposed acquisition of Savage Enterprises, Premier Greens LLC and MKRC Holdings, LLC
99.1	Press Release Dated June 16, 2021

This Form 10-Q

3.7	Certificate of Amendment to Articles of Incorporation dated May 18, 2021
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 executed by William C. Jacobs
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by William C. Jacobs
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Dated:August 13, 2021
ACQUIRED SALES CORP.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

