Form 10-Q
period 2021-09-30
LFTD PARTNERS INC.
filed 2021-11-15
CIK 1391135

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(847) 915-2446

(Registrant’s telephone number, including area code)

Acquired Sales Corp. (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 of the Act:

Common Stock, $0.001 par value	LSFP	None
Title of each class	Trading symbol(s)	Name of exchange on which registered

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ x ]	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2021, there were 14,002,578 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.

TABLE OF CONTENTS

Part I — Financial Information	4
Item 1. Financial Statements Consolidated Balance Sheets, September 30, 2021 (Unaudited) and December 31, 2020 Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited) Consolidated Statements of Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited) Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited) Notes to the Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	64
Item 3. Quantitative And Qualitative Disclosures About Market Risk	68
Item 4. Controls And Procedures	68
PART II — OTHER INFORMATION	69
Item 1. Legal Proceedings.	69
Item 1A. Risk Factors.	69
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	69
Item 3. Defaults Upon Senior Securities.	70
Item 4. Mine Safety Disclosures.	70
Item 5. Other Information.	70
Item 6. Exhibits	70
SIGNATURES	71

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021 (Unaudited)	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$4,304,580	$439,080
Dividend Receivable from Bendistillery, Inc.	-	2,495
Prepaid Expenses	645,798	455,061
Loan to SmplyLifted LLC	387,500	293,750
IL Income Tax Receivable	-	2,715
Interest Receivable	436	2,112
Note Receivable from CBD LION	-	15,318
Accounts Receivable, net of allowance of $60,900 in 2021 and $5,743 in 2020	1,930,365	1,413,051
Inventory	2,097,406	641,195
Other Current Assets	313	-
Total Current Assets	9,366,397	3,264,777
Goodwill	22,292,767	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Deposit for Girish GPO Distribution Agreement	-	30,000
Investment in SmplyLifted LLC	100,172	195,571
Fixed Assets, less accumulated depreciation of $75,285 in 2021 and $14,361 in 2020	356,800	135,391
Intangible Assets, less accumulated amortization of $2,641 in 2021 and $1,390 in 2020	1,803	3,054
Security and State Licensing Deposits	10,763	1,600
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $37,010 in 2021 and $0 in 2020	1,443,397	-
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $43,356 in 2021 and $35,650 in 2020	-	7,705
Total Assets	$35,468,299	$27,827,065
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$21,904	$-
Operating Lease Liability	-	7,670
Deferred Revenue	675,739	1,096,120
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	100,000	100,000
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	191,562	250,000
Management Bonuses Payable - Related Party	291,562	350,000
Company-Wide Management Bonus Pool	1,559,335	-
Accounts Payable and Accrued Expenses	1,465,281	639,479
Accounts Payable - Related Party	233	-
Interest Payable - Related Party
Interest - Payable to William C. Jacobs	2,992	-
Interest - Payable to Gerard M. Jacobs	7,043	-
Interest - Payable to Nicholas S. Warrender	120,205	64,110
Interest Payable - Related Party	130,240	64,110
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	7,578	145,561
Series B Convertible Preferred Stock Dividends Payable	1,784	5,782
Preferred Stock Dividends Payable	9,362	151,343
Total Current Liabilities	$4,153,654	$2,308,722
Non-Current Liabilities
Paycheck Protection Program Loan	-	149,623
Finance Lease Liability	1,446,525	-
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	3,750,000	3,750,000
Total Non-Current Liabilities	$5,196,525	$3,899,623
Total Liabilities	$9,350,179	$6,208,345
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 5,750 shares of Series A Convertible Preferred Stock shares were issued and outstanding at September 30, 2021, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2020; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at September 30, 2021, and 100,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2020

	46	166
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,002,576 shares issued and outstanding at September 30, 2021, and 6,485,236 shares issued and outstanding at December 31, 2020	14,002	6,485
Treasury Stock (Purchase of 72,000 shares of common stock at $0.95 per share in 2020)	-	(34,200)
Additional Paid-in Capital	38,862,107	38,787,444
Accumulated Deficit	(12,758,035)	(17,141,175)
Total Shareholders' Equity (Deficit)	26,118,120	21,618,720
Total Liabilities and Shareholders' Equity	$35,468,299	$27,827,065

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Sales	$8,820,952	$1,509,437	$18,869,366	$3,147,802
Cost of Goods Sold	4,720,057	878,327	9,463,210	2,094,484
Gross Profit	4,100,895	631,110	9,406,156	1,053,318
Stock Compensation Expense	-	-	-	1,393,648
Selling, General and Administrative Expenses	139,286	40,568	291,224	90,015
Bank Charges and Merchant Fees	104,485	14,702	289,111	20,980
Accrual for Company-Wide Management Bonus Pool	400,000	-	1,559,335	-
Management Bonuses Owed Under Compensation Agreement	-	-	-	350,000
Bad Debt	61,449	94,251	81,621	121,887
Payroll, Consulting and Independent Contractor Expenses	803,796	275,149	1,902,320	598,115
Professional Fees	139,526	50,235	366,452	293,679
Advertising and Marketing	86,438	26,670	236,598	92,718
Depreciation and Amortization	16,344	5,092	84,342	11,140
Rent Expense	4,600	6,747	1,617	14,585
Warehouse & Lab Expenses (too small to capitalize)	26,934	3,974	58,147	60,559
Income/(Loss) From Operations	2,318,037	113,722	4,535,392	(1,994,008)
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(44,858)	-	(95,399)	-
Income from SmplyLifted for WCJ Labor	313	-	2,154	-
Interest Expense	(35,368)	(19,281)	(107,113)	(45,905)
Warehouse Buildout Credits	-	600	1,200	1,000
Penalties	(2,162)	-	(2,612)	-
Gain on Forgiveness of Debt	-	-	151,147	10,000
Refund of Merchant Account Fees	-	-	-	34,429
Settlement Costs	-	-	-	(97,000)
Gain(Loss) on Disposal of Fixed Assets	-	-	(4,750)	-
Loss on Deposit	-	-	(30,000)	-
Interest Income	217	782	671	7,365
Total Other Income/(Expenses)	(81,859)	(17,899)	(84,702)	(90,111)
Income/(Loss) Before Provision for Income Taxes	2,236,178	95,823	4,450,690	(2,084,119)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$2,236,178	$95,823	$4,450,690	$(2,084,119)

Basic Net Income (Loss) per Common Share	$0.17	$0.01	$0.42	$(0.36)
Diluted Net Income (Loss) per Common Share	$0.14	$0.01	$0.32	$(0.36)

Weighted average number of common shares outstanding:
Basic	13,015,717	6,460,236	10,525,461	5,747,569
Diluted	16,257,915	6,460,236	13,767,659	5,747,569

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							Additional			Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in		Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit	Equity
Balance, December 31, 2019	166,150	$166	2,726,669	$2,727	-	$-	$21,691,128		$(15,392,552)	$6,301,469
Issuance of warrants to Gerard M. Jacobs upon execution of employment agreement							$733,499			$733,499
Issuance of warrants to William C. Jacobs upon execution of employment agreement							$660,149			$660,149
Issuance of common stock consideration as part of the acquisition of Lifted Liquids, Inc.			3,900,455	$3,900			$10,722,351			$10,726,251
Issuance of warrants to purchase shares of common stock as part of the acquisition of Lifted Liquids, Inc.							$4,980,150			$4,980,150
Series A Preferred Stock dividend payable									$(34,179)	$(34,179)
Series B Preferred Stock dividend payable									$(3,740)	$(3,740)
Net Loss			-	-				4	(1,760,627)	$(1,760,627)
Balance, March 31, 2020	166,150	$166	6,627,124	$6,627	-	$-	$38,787,277		$(17,191,098)	$21,602,972
Series A Preferred Stock dividend payable									$(64,775)	$(64,775)
Series B Preferred Stock dividend payable									$(3,740)	$(3,740)
Cancellation of shares of common stock			(166,888)	$(167)			$167			$-
Net Loss									$(419,313)	$(419,313)
Balance, June 30, 2020	166,150	$166	6,460,236	$6,460	-	$-	$38,787,444		$(17,678,926)	$21,115,144
Series A Preferred Stock dividend payable									$(50,020)	$(50,020)
Series B Preferred Stock dividend payable									$(3,784)	$(3,784)
Net Income									$95,823	$95,823
Balance, September 30, 2020	166,150	$166	6,460,236	$6,460	-	$-	$38,787,444		$(17,636,907)	$21,157,163

Balance, December 31, 2020	166,150	$166	6,485,236	$6,485	36,000	$(34,200)	$38,787,444		$(17,141,175)	$21,618,720
Series A Preferred Stock dividend payable									$(24,855)	$(24,855)
Series B Preferred Stock dividend payable									$(3,316)	$(3,316)
AQSP's January 8, 2021 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	$(34,200)				$(34,200)
Conversions of Series A Convertible Preferred Stock to Common Stock	(32,900)	$(33)	3,290,000	3,290			(3,257)			$-
Conversions of Series B Convertible Preferred Stock to Common Stock	(60,000)	$(60)	60,000	60						$-
Net Income									$618,359	$618,359
Balance, March 31, 2021	73,250	$73	9,835,236	$9,835	72,000	$(68,400)	$38,784,187		$(16,550,988)	$22,174,707
Series A Preferred Stock dividend payable									(33,521)	(33,521)
Series B Preferred Stock dividend payable									(1,496)	(1,496)
Exercise of warrants			143,090	143			6,878			7,021
Conversions of Series A Convertible Preferred Stock to Common Stock	(27,500)	(28)	2,750,000	2,750			(2,723)			-
Net Income									1,596,154	1,596,154
Balance, June 30, 2021	45,750	$46	12,728,326	$12,728	72,000	$(68,400)	$38,788,342		$(14,989,850)	$23,742,866
Series A Preferred Stock dividend payable									(2,829)	(2,829)
Series B Preferred Stock dividend payable									(1,533)	(1,533)
Cancellation of Common Stock held in treasury			(72,000)	(72)	(72,000)	$68,400	(68,328)			-
Exercise of warrants and options			1,346,250	1,346			142,093			143,439
Net Income									2,236,177.50	2,236,178
Balance, September 30, 2021	45,750	$46	14,002,576	$14,002	-	$-	$38,862,107		$(12,758,035)	$26,118,120

Please see the accompanying notes to the consolidated financial statements for more information

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities
Net Income/(Loss)	$4,450,690	$(2,084,119)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Lifted Made's Portion of SmplyLifted's net loss in 2021	95,399	-
Stock Compensation Expense	-	1,393,648
Bad Debt Expense	81,621	121,887
Depreciation and Amortization	100,435	11,140
Gain on Forgiveness of Debt	(151,147)	-
Loss (Gain) on Disposal of Fixed Assets	4,750	-
Loss on Deposit	30,000	-
Spoiled and Written Off Inventory	234,351	62,186
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(598,935)	(433,058)
Prepaid Expenses	(190,737)	(7,050)
Dividend Receivable from Bendistillery, Inc.	2,495	-
Income Tax Receivable	2,715	-
Interest Receivable	1,676	(1,475)
Inventory	(1,690,562)	(449,221)
Other Current Assets	(9,476)	-
Loan to Shareholder	-	9,000
Trade Accounts Payable and Accrued Expenses	2,337,124	192,203
Accounts Payable and Interest Payable to Related Parties	65,897	45,206
Change in ROU Asset	-	13,641
Change in Finance & Operating Lease Liabilities	4,442	(13,579)
Deferred Revenue	(420,381)	18,283
Net Cash Provided by (Used in) Operating Activities	4,350,358	(1,121,308)
Cash Flows From Investing Activities
Net Cash Paid as Part of Lifted Liquids, Inc. Acquisition	-	(3,130,610)
Reduction of CBD Lion Note Receivable	15,318	123,409
Net Purchase of Fixed Assets	(288,332)	(37,363)
Loans to SmplyLifted LLC	(93,750)	-
Net Cash Used in Investing Activities	(366,764)	(3,044,564)
Cash Flows From Financing Activities
Proceeds from Paycheck Protection Program Loan	-	149,623
Proceeds from Exercise of Warrants	142,023	-
Payments of Dividends to Series A Convertible Preferred Stockholders	(199,188)	(198,450)
Payments of Dividends to Series B Convertible Preferred Stockholders	(10,344)	(13,500)
Purchase of Shares Held in Treasury	(34,200)	-
Repayment of Finance Lease Liability	(16,386)	-
Net Cash Used in Financing Activities	(118,094)	(62,327)
Net Increase/(Decrease) in Cash	3,865,500	(4,228,199)
Cash and Cash Equivalents at Beginning of Period	439,080	4,384,929
Cash and Cash Equivalents at End of Period	$4,304,580	$156,730

	For the Nine Months Ended
	September 30,
	2021	2020
Supplemental Cash Flow Information
Cash Paid For Interest	$-	$699
Cash Paid For Income Taxes	$-	$-

Non-Cash Activities:
Right-of-Use assets acquired from inception of Finance Leases	$1,480,408	$-
Conversion of Series A and Series B Preferred Stock to Common Stock	$6,100	$-
Cashless exercise of Warrants	$136	$-
Cancellation of Common Stock held in Treasury	$68,400	$-
Reduction in bonus payable to Gerard M. Jacobs by the cost of exercising warrants	$8,439	$-

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD Partners Inc. (formerly known as Acquired Sales Corp.)

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation –

LFTD Partners Inc. (hereinafter sometimes referred to as “LFTD Partners”, the “Company”, “LSFP”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQB Venture Market under the trading symbol LSFP.

On May 18, 2021, the Company amended its articles of incorporation with the State of Nevada to change its name to LFTD Partners Inc. from Acquired Sales Corp. In connection with the name change to LFTD Partners Inc., the Company filed a required notification with the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization that is involved with the coordination of the clearing, settling and processing of transactions in equity securities, including our common stock. The Company’s name change notification to FINRA included a request for a new stock trading symbol, LSFP, from AQSP, which was granted.

Our business is primarily focused upon acquiring rapidly growing companies that manufacture and sell branded products containing hemp-derived cannabinoids (e.g. delta-8-THC, delta-9-THC, delta-10-THC, THCV, THCO, CBDA, CBC, CBG, CBN, and CBD), e-liquids, disposable nicotine vapes, kratom and kava products (a “Canna-Infused Products Company”). Our business also involves selling and distributing products containing synthetic nicotine. During 2020, our business also involved selling and distributing hand sanitizer, but it is unlikely that this hand sanitizer business will continue going forward.

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

To date, we have acquired 100% of the ownership interests in one Canna-Infused Products Company now called Lifted Liquids, Inc. d/b/a Lifted Made (formerly Warrender Enterprise Inc. d/b/a Lifted Liquids) (www.LiftedMade.com), Kenosha, Wisconsin, 4.99% of the ownership interests in a second Canna-Infused Products Company called Ablis Holding Company ("Ablis"), and 4.99% of the ownership interests in two other businesses that manufacture distilled spirits called Bendistillery Inc. ("Bendistillery") and Bend Spirits, Inc. ("Bend Spirits"), all located in Bend, Oregon.

Lifted Made has a 50% membership interest in SmplyLifted LLC, which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com).

We have also terminated a planned acquisition of a Canna-Infused Products Company called CBD Lion LLC.

At this point in time, LSFP has also signed a letter of intent to acquire Savage Enterprises, owner of award-winning hemp-derived products brand Delta Extrax (www.DeltaExtrax.com) and CBD brand Savage CBD (www.SavageCBD.com), and to enter the California marijuana industry by purchasing Premier Greens LLC and MKRC Holdings, LLC, the closing of which transactions are subject to a number of contingencies. The letter of intent is described below.

LSFP has also signed a letter of intent to acquire Fresh Farms E-Liquid, LLC (www.FreshFarmsELiquid.com), whose portfolio includes the premium vapor products Fresh Farms and Fruitia, JUS tobacco-free nicotine vapor products, and HAPPI premium delta-8-THC and delta-10-THC products (www.HappiHemp.com), the closing of which transaction is subject to a number of contingencies. The letter of intent is described below.

We also are in discussions with certain other companies in our acquisition pipeline.

However, our cash on hand is currently limited, so in order to close future acquisitions, including Savage Enterprises and Fresh Farms E-Liquid, LLC, it will be necessary for us to raise substantial additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

We are currently exploring the possibility of raising approximately $50 million through some combination of debt and equity offerings in order to provide the cash portion of the merger considerations needed to acquire Savage Enterprises and Fresh Farm E-Liquid, LLC, to purchase the building located at 5511 95th Avenue, Kenosha, Wisconsin, that is currently being rented by Lifted, to pay off all other liabilities of LSFP and Lifted, and to pay transactional fees and expenses. On the debt side, we are currently in discussions with a commercial bank and other potential sources of institutional debt. On the equity side, we are currently working with an investment banking firm regarding the potential for an equity capital raise, in conjunction with a potential listing of our common stock on a Canadian stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

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

The Proposed Transactions

In the proposed Transactions:

(a)We will acquire One Hundred Percent (100%) of the ownership interests in Savage in a reorganization (the “Merger”), for the following consideration (“Merger Consideration”): Fifteen Million Eight Hundred Forty Thousand Dollars ($15,840,000) in cash, plus Eight Million Six Hundred Ninety-One Thousand Three Hundred Fifty-Eight (8,691,358) shares of unregistered common stock of LSFP (“LSFP Stock”) with a value of Twenty-Eight Million One Hundred Sixty Thousand Dollars ($28,160,000) based upon the closing trade price of LSFP Stock on the date of the LOI (the “Stock Consideration”);

(b)We will purchase One Hundred Percent (100%) of the ownership interests in Premier Greens, for the following consideration: Nine Hundred Twenty Thousand Dollars ($920,000) in cash; and

(c)Using cash provided by us (in addition to the Merger Consideration), Savage will purchase from the other owners of MKRC (the “Other MKRC Owners”) the remaining Fifty-Four Percent (54%) of the ownership interests in MKRC that Savage does not currently own, for the following consideration: One Million Eighty Thousand Dollars ($1,080,000) in cash.

Following the closing of the Transactions (the “Closing”), Savage will own: One Hundred Percent (100%) of the ownership interests in MKRC; Fifty-One Percent (51%) of the ownership interests in RJMC Brands, LLC (“RJMC”); Six Percent (6%) of the ownership interests in AAA Brands, LLC (“‘AAA”); and Thirty-Three Percent (33%) of Remediez, a corporation (“Remediez”).

Following the Closing, we will continue to own One Hundred Percent (100%) of the common stock of Lifted Liquids, Inc. d/b/a Lifted Made, an Illinois corporation (“Lifted Made”), Four Point Nine Percent (4.9%) of the common stock of each of Ablis Holding Company (“Ablis”), Bendistillery Inc. (“Bendistillery”), and Bend Spirits, Inc. (“Bend Spirits”), each an Oregon corporation, and Fifty Percent (50%) of the ownership interests in SmplyLifted LLC (“SmplyLifted”), a  Delaware limited liability company, and we will be the new owner of One Hundred Percent (100%) of the ownership interests in Premier Greens, and of One Hundred Percent (100%) of the ownership interests in Savage.

Conditions

The Closing will be subject to the following conditions:

Audits. As promptly as possible following the execution of the LOI: Savage, Premier Greens, MKRC, and RJMC shall use commercially reasonable efforts to cause Remediez to prepare their respective financial statements for calendar years 2019 and 2020, and for the first and second quarters of calendar year 2021, including statements of income, balance sheets and cash flows (the “‘Financial Statements”). Savage, Premier Greens, MKRC, and RJMC shall, and Savage shall use commercially reasonable efforts to cause Remediez to engage our PCAOB-qualified independent firm of certified public accountants, Fruci & Associates II PLLC, Spokane, Washington (“Fruci”), to audit the Financial Statements (and, if necessary to comply with U.S. Securities and Exchange Commission (“SEC”) rules and regulations, to audit or review Savage’s, Premier Greens’, MKRC’s, RJMC’s and Remediez’s financial statements for subsequent calendar quarters) in accordance with U.S. generally accepted accounting principles, and to provide all opinion letters and other documents as shall be necessary to allow Savage and Premier Greens to be acquired by us in the Transactions pursuant to all applicable SEC and FASB rules and regulations, and to allow us to timely file all necessary securities filings with the SEC (collectively, the “Audit”). If the results of the Audit are not acceptable to us in our discretion, then the Transaction shall be abandoned. Fruci’s fees and expenses for conducting the Audit shall be paid one-half (50%) by us and one-half (50%) by Savage, regardless of whether or not the Transactions close or are abandoned for any reason.

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

(a)The Merger Agreement

(b)The Purchase Agreement

(c)Wheeler Employment Agreement: A five-year ‘“rolling’’ employment agreement between us and Wheeler, for Wheeler to serve as Savage’s and Premier Greens’ CEO and as our Co-Founder and Chief Sales Officer, and to serve alongside Winters, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs as a member of our internal corporate steering committee called the Office of the President, with an annual base salary of Two Hundred Fifty Thousand Dollars ($250,000) and an annual bonus through the company-wide management bonus pool expected to be at least Four Hundred Thousand Dollars ($400,000) subject to us/Lifted/Savage/Premier Greens meeting certain financial performance criteria (the “Wheeler Employment Agreement”);

(d)Winters Employment Agreement: A five-year “rolling” employment agreement between us and Winters, for Winters to serve as Savage’s and Premier Greens’ President and CFO and as our Co-Founder and Chief Risk Officer, and to serve alongside Wheeler, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs as a member of our internal corporate steering committee called the Office of the President, with an annual base salary of Two Hundred Fifty Thousand Dollars ($250,000) and an annual bonus through the company-wide management bonus pool expected to be at least Four Hundred Thousand Dollars ($400,000) subject to us/Lifted/Savage/Premier Greens meeting certain financial performance criteria (the “Winters Employment Agreement”);

(e)Amended Employment Agreements: Amendments to the existing employment agreements between us and Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs, respectively, on terms and conditions as are mutually acceptable to the Compensation Committee of our Board of Directors, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs, Wheeler and Winters, to be effective upon the Closing;

(f)Shareholders Agreement: A shareholders agreement (the “Shareholders Agreement”) among Wheeler, Winters, Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs (collectively the “Parties to the Shareholders Agreement”), it being understood that the Shareholders Agreement shall include, among other things, agreements by each of the Parties to the Shareholders Agreement:

(1)to nominate, support and vote in favor of slates of nominees for the Boards of Directors of us, Lifted and Savage who are mutually acceptable to the Parties to the Shareholders Agreement;

(2)to support and vote in favor of base salaries, a management bonus pool, and future stock options or warrants, for our key executives including Wheeler, Winters, Nicholas S. Warrender, Gerard M. Jacobs, William C. Jacobs, that are mutually acceptable to the Parties to the Shareholders Agreement;

(3)to support and vote in favor of future acquisitions and divestitures, capital raises, and other lawful corporate transactions from time to time, that are mutually acceptable to the Parties to the Shareholders Agreement; and

(4)not to directly or indirectly sell or transfer any of their LFTD Partners Inc. stock, options or warrants as part of an agreement, contract, plan or arrangement of any nature that is intended to result in a change of control of us, unless such agreement, contract, plan or arrangement is mutually acceptable to the Parties to the Shareholders Agreement and is approved by a majority of our Board of Directors;

(g)Working Capital/Liquidity: Evidence, satisfactory to us in our discretion, that as of the Closing the aggregate value of Savage’s inventory, cash on hand, and accounts receivables exceed Savage’s accounts payable and other short-term liabilities by at least Two Million Dollars ($2,000,000), less any amounts contributed by Savage to MKRC to fund additional building commitments prior to the Closing; and

(h)Payoff or Termination of Certain Obligations: Evidence, satisfactory to us in our discretion, that Savage, Premier Greens, MKRC, Wheeler and Winters have paid off or otherwise terminated certain obligations including but not limited to all obligations: (i) payable by Savage, Premier Greens, MKRC, Wheeler and/or Winters to former or current shareholders, directors, officers or employees of those entities; (ii) payable by Savage, Premier Greens, or MKRC to any banks or other sources of debt except certain specified equipment purchase debt obligations that are being paid off in installments, and except for that certain bank mortgage on the building in Palm Springs, California that is owned by MKRC; or (iii) payable by Savage, Premier Greens or MKRC to Wheeler, Winters or their respective relatives, or to trusts of which Wheeler, Winters or any of their respective relatives are the beneficiaries or are otherwise affiliated.

Capital Raise. The Closing shall be conditioned upon the completion by us of a capital raise (the “Capital Raise”) involving the sale of at least Thirty Million Dollars ($30,000,000) worth of LSFP Stock on pricing and other terms and conditions acceptable to us in our discretion.

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

Operation of LFTD Partners Inc. Wheeler and Winters shall serve alongside Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs on our internal Office of the President, which shall conceptualize and articulate our go-forward operational, sales, distribution, advertising, organic growth and acquisitions strategies and initiatives that will be presented to our CEO and Board of Directors for approval.

Termination of the LOI

Events of Termination. The LOI shall terminate, without any payment by or penalty due from any party; upon execution of the Merger Agreement or if:

(a)The Audit shall not have been completed, or the results of the Audit shall have not been accepted by us, by an outside date of March 15, 2022;

(b)We have not closed the Capital Raise by an outside date of March 15, 2022;

(c)The Merger Agreement and the Purchase Agreement have not been signed by March 15, 2022 (the Merger Agreement and the Purchase Agreement, if executed, shall include an outside closing date of March 15, 2022, or such other date as mutually agreed by the parties);

(d)We shall have delivered written notice to Savage that we are abandoning the Transactions due to a determination that the results of the “due diligence” investigation of Savage, Premier Greens, MKRC, RJMC, AAA and Remediez are not acceptable to us;

(e)Savage shall have delivered written notice to Lifted that Savage is abandoning the Transactions due to a determination that the results of the “due diligence” investigation of us and Lifted Made are not acceptable to Savage; or

(f)Any material provisions of the LOI shall be adjudged by a court or the SEC to be invalid or unenforceable, and thereafter the Parties to the LOI are unable to mutually agree upon how to proceed forward with the Transactions as impacted by such court or SEC action.

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

Source of Funds for the Proposed Savage Transactions

We anticipate that the source of the cash portion of the acquisition consideration paid for Savage and its affiliates would be proceeds from contemplated future debt and/or equity capital raises by LFTD Partners Inc., and potentially some cash generated by the operations of Lifted. Fees and expenses in connection with the Transactions would be paid using cash on hand and/or from proceeds of the contemplated future debt and/or equity capital raises.

Letter of Intent relating to the proposed acquisition of Fresh Farms E-Liquid

On September 1, 2021, LFTD Partners Inc., a Nevada corporation (“LSFP”), Fresh Farms E-Liquid, LLC, a California limited liability company (“Fresh Farms”), Anthony J. Devincentis (“Devincentis”), Jakob M. Audino (“Audino”), Forrest F. Town (“Town”), John Z. Petti (“Petti”), Gerard M. Jacobs (“GJacobs”), Nicholas S. Warrender (“Warrender”) William C. Jacobs (“WJacobs”), Christopher G. Wheeler (“Wheeler”) and Matt Winters (“Winters”) (collectively the “Parties”) entered into a letter of intent (“LOI”) in connection with LSFP’s proposed acquisition from Devincentis, Audino, Petti and Town of One Hundred Percent (100%) of the ownership interests in Fresh Farms as described below.

The terms of the proposed transaction (“Transaction”) must be set forth in a definitive agreement. There are no assurances that we will be successful in negotiating an acceptable definitive agreement, when or whether a definitive agreement will be reached between the parties, or that the proposed purchase will be consummated. Even if a definitive agreement is executed, the terms of the proposed purchase may change materially from the terms set forth in the Letter of Intent. There will be many conditions to closing, many of which are outside of the parties’ control, and we cannot predict whether these conditions will be satisfied. There are no assurances when or if closing will occur, even if the parties successfully negotiate and sign a definitive agreement.

The Proposed Transaction

In the proposed Transaction:

LSFP will acquire from Devincentis, Audino, Petti and Town One Hundred Percent (100%) of the ownership interests in Fresh Farms in a reorganization (the “Merger”) wherein Fresh Farms would become a wholly owned subsidiary of LSFP, for the following consideration (“Merger Consideration”): Fourteen Million One Hundred Sixty-Six Thousand Six Hundred Sixty-Six Dollars ($14,166,666) in cash, plus Seven Million Eighty-Three Thousand Three Hundred Thirty-Four (7,083,334) shares of unregistered common stock of LSFP (“LSFP Stock”), hereinafter sometimes referred to as the “Stock Consideration”.

Following the Closing, if the Transaction occurs as proposed, LSFP will own:

•One Hundred Percent (100%) of the common stock of Lifted Liquids, Inc. d/b/a Lifted Made, an Illinois corporation (“Lifted Made”)

•Four Point Nine Percent (4.9%) of the common stock of each of Ablis Holding Company (“Ablis”), Bendistillery Inc. (“Bendistillery”), and Bend Spirits, Inc. (“Bend Spirits”), each an Oregon corporation

•Fifty Percent (50%) of the ownership interests in SmplyLifted LLC (“SmplyLifted”), a Delaware limited liability company.

•Assuming the proposed Savage Enterprises transaction previously closes (See Form 8-K filed June 21, 2021), One Hundred Percent (100%) of the ownership interests in Savage Enterprises, a Wyoming corporation (“Savage”), which in turn will own: One Hundred Percent (100%) of the ownership interests in MKRC Holdings, LLC, a Wyoming limited liability company (“MKRC”); Fifty-One Percent (51%) of the ownership interests in RJMC Brands, LLC, a Wyoming limited liability company (“RJMC”); Six Percent (6%) of the ownership interests in AAA Brands, LLC, a Wyoming limited liability company (“AAA”); and Thirty-Three Percent (33%) of Remediez, a Wyoming corporation (“Remediez”).

•Assuming the proposed Premier Greens, LLC transaction previously closes (See Form 8-K filed June 21, 2021), One Hundred Percent (100%) of the ownership interests in Premier Greens LLC, a California limited liability company (“Premier Greens”)

•Assuming the Transaction closes, One Hundred Percent (100%) of the ownership interests in Fresh Farms, a California limited liability company, which in turn will own 80% of Lift Brands North America LLC, a California limited liability company (“Lift CBD”)

Conditions

The Closing will be subject to the following conditions:

Audits. As promptly as possible following the execution of the LOI: Fresh Farms shall prepare, and shall cause Lift CBD to prepare, its respective financial statements for calendar years 2019 and 2020, and for the first and second quarters of calendar year 2021, including statements of income, balance sheets and cash flows (collectively the “Financial Statements”). Fresh Farms shall engage, and shall cause Lift CBD to engage, LSFP’s PCAOB-qualified independent firm of certified public accountants, Fruci & Associates II PLLC, Spokane, Washington (“Fruci”), to audit the Financial Statements (and, if necessary to comply with U.S. Securities and Exchange Commission (“SEC”) rules and regulations, to audit or review Fresh Farms’ and Lift CBD’s financial statements for subsequent calendar quarters) in accordance with U.S. generally accepted accounting principles, and to provide all opinion letters and other documents as shall be necessary to allow Fresh Farms to be acquired by LSFP in the Transaction pursuant to all applicable SEC and FASB rules and regulations, and to allow LSFP to timely file all necessary securities filings with the SEC (collectively, the “Audit”). If the results of the Audit are not acceptable to LSFP in its discretion, then the Transaction shall be abandoned as provided herein. Fruci’s fees and expenses for conducting the Audit shall be paid one-half (50%) by LSFP and one-half (50%) by Fresh Farms, regardless of whether the Transaction closes or is abandoned for any reason.

Mutual “Due Diligence”.

Fresh Farms shall allow LSFP to conduct a confidential so-called “due diligence” investigation of Fresh Farms’ business, permits, leases, contracts, books and records, financials, historical operations, business practices, computer systems, prospects, legal, taxes, and other matters. If the results of such “due diligence” investigation are not acceptable to LSFP in its discretion, then the Transaction shall be abandoned as provided herein.

LSFP shall allow Fresh Farms to conduct a confidential so-called “due diligence” investigation of LSFP’s business, permits, leases, contracts, books and records, financials, historical operations, business practices, computer systems, prospects, legal, taxes, and other matters. If the results of such “due diligence” investigation are not acceptable to Fresh Farms in its discretion, then the Transaction shall be abandoned, as provided herein.

Closing Documentation. If the Audit and the “due diligence” investigation of Fresh Farms is acceptable to LSFP, and if the Audit and the “due diligence” investigation of LSFP is acceptable to Fresh Farms, then the Parties shall enter into a merger agreement (the “Merger Agreement”) containing representations, warranties, covenants, conditions, and indemnifications customary to transactions like the Transaction. The Closing shall be conditioned upon the execution and delivery by the Parties of mutually acceptable, legally binding, definitive Closing documentation (the “Definitive Documents”) including:

(a)The Merger Agreement

(b)Devincentis Employment Agreement: A five-year “rolling” employment agreement between LSFP and Devincentis, for Devincentis to serve as Fresh Farms’ CEO, and to serve as a member of LSFP’s internal corporate steering committee called the Office of the President, with an annual base salary of Two Hundred Fifty Thousand Dollars ($250,000) and an annual bonus through the company-wide management bonus pool expected to be at least Four Hundred Thousand Dollars ($400,000) subject to LSFP/Lifted Made/Savage/Fresh Farms meeting certain financial performance criteria (the “Devincentis Employment Agreement”);

(c)Audino Employment Agreement: A five-year “rolling” employment agreement between LSFP and Audino, for Audino to serve as Fresh Farms’ Sales Manager, with an annual base salary of Two Hundred Fifty Thousand Dollars ($250,000) and an annual bonus through the company-wide management bonus pool expected to be at least Four Hundred Thousand Dollars ($400,000) subject to LSFP/Lifted Made/Savage/Fresh Farms meeting certain financial performance criteria (the “Audino Employment Agreement”).

(d)Town Employment Agreement: A five-year “rolling” employment agreement between LSFP and Town, for Town to serve as Fresh Farms’ Director of Sales, with an annual base salary of Two Hundred Fifty Thousand Dollars ($250,000) and an annual bonus through the company-wide management bonus pool expected to be at least Four Hundred Thousand

Dollars ($400,000) subject to LSFP/Lifted Made/Savage/Fresh Farms meeting certain financial performance criteria (the “Town Employment Agreement”).

(e)Petti Agreement: A five-year agreement between LSFP and Petti, for Petti to serve as a member of Fresh Farms’ Board of Directors and as a consultant to Fresh Farms, with a monthly directorship and consulting fee of Six Thousand Dollars ($6,000) (the “Petti Agreement”).

(f)Amended Employment Agreements: Amendments to the employment agreements between LSFP and Warrender, GJacobs, WJacobs, Wheeler and Winter, respectively, on terms and conditions as are mutually acceptable to the Compensation Committee of the Board of Directors of LSFP, Warrender, GJacobs, WJacobs, Wheeler, Winters and Devincentis, to be effective upon the Closing.

(g)Shareholders Agreement: A shareholders agreement (the “Shareholders Agreement”) among Devincentis, Audino, Town, Petti, Wheeler, Winters, Warrender, GJacobs and WJacobs (collectively the “Parties to the Shareholders Agreement”), which Shareholders Agreement shall include, among other things, the following agreements:

(1)Devincentis, Audino, Town and Petti shall agree to support and vote in favor of only slates of nominees for the Boards of Directors of LSFP, Lifted Made, Savage and Fresh Farms who are mutually acceptable to the Parties to the Shareholders Agreement.

(2)Devincentis, Audino, Town and Petti shall participate in all future LSFP bonus pools, and in all future LSFP stock option and warrant packages, approved by the Compensation Committee of the Board of Directors of LSFP for the benefit of any of the Parties to the Shareholders Agreement.

(3)Devincentis, Audino, Town and Petti shall agree to support and vote in favor of only future acquisitions and divestitures, capital raises, and other lawful corporate transactions from time to time, that are mutually acceptable to the Parties to the Shareholders Agreement; and

(4)Devincentis, Audino, Town and Petti shall agree not to directly or indirectly sell or transfer any of their LSFP stock, options or warrants as part of an agreement, contract, plan or arrangement of any nature that is intended to result in a takeover or other change of control of LSFP, unless such agreement, contract, plan or arrangement is mutually acceptable to the Parties to the Shareholders Agreement and is approved by a majority of the Board of Directors of LSFP;

(h)Working Capital/Liquidity: Evidence, satisfactory to LSFP in its discretion, that as of the Closing the aggregate value of Fresh Farms’ inventory, cash on hand, and accounts receivables exceed Fresh Farms’ accounts payable and other short-term liabilities by at least Two Million Two Hundred Thousand Dollars ($2,200,000); and

(i)Payoff or Termination of Certain Obligations: Evidence, satisfactory to LSFP in its discretion, that Fresh Farms has paid off or otherwise terminated all obligations: (i) payable by Fresh Farms to former or current shareholders, directors, officers or employees of those entities (ii) payable by Fresh Farms to any banks or other sources of debt, excepting only Fresh Farms’ PPP loan; or (iii) payable by Fresh Farms to Devincentis, Audino, Town, Petti, or their respective relatives, or to trusts or other entities of which they or any of their respective relatives are the beneficiaries or are otherwise affiliated.

Capital Raise. The Closing shall be conditioned upon the completion by LSFP of equity and/or debt capital raise or raises (collectively, the “Capital Raise”) totaling at least Fifty Million Dollars ($50,000,000), on pricing and other terms and conditions acceptable to LSFP in its discretion.

Tax Opinion. The Closing shall be conditioned upon the receipt by Fresh Farms, Devincentis, Audino, Town and Petti of a written opinion from Fresh Farms’ tax counsel that the Merger qualifies as a reorganization that is so-called “tax free” in regard to the Stock Consideration pursuant to the U.S. tax code and applicable Internal Revenue Service regulations promulgated thereunder (the “Tax Opinion”).

Corporate Approvals. The Closing shall be conditioned upon approval of the Transaction by the Board of Directors of LSFP, and, if necessary, by the shareholders of LSFP. Fresh Farms, Devincentis, Audino, Town and Petti have all approved the Transaction, subject only to (a) approval of the Definitive Documents by Devincentis, Audino, Town, Petti, and Fresh Farms’ legal counsel, and (b) the receipt by Devincentis, Audino, Town and Petti of the Tax Opinion from Fresh Farms’ tax counsel.

Securities Filings and Governmental Approvals. The Closing shall be conditioned upon the completion of all necessary corporate and securities filings and the obtaining of any necessary approvals from the SEC and FINRA.

Pre-Closing Agreements and Covenants

Exclusivity. During the period between the signing of the LOI and the execution and delivery of the Merger Agreement or the termination of the LOI, Fresh Farms, Lift CBD, Devincentis, Audino, Town and Petti shall not directly or indirectly enter into any discussion(s), negotiation(s), letter(s) of intent, merger(s), reorganization(s), stock sale(s), asset sale(s) (other than asset sales in the ordinary, normal, and customary course of those entities’ business), other transaction(s), loan agreement(s), financing agreement(s) or arrangement(s) of any type, other capital raise(s), or other contract(s) or arrangement(s) with any third party, or any other agreement(s), contract(s) or arrangement(s) outside the ordinary course of Fresh Farms’ business, that would or might delay or make more costly or difficult the Closing. The Merger Agreement shall include similar covenants regarding the period between signing the Merger Agreement and the Closing or termination of the Merger Agreement.

Ordinary Course of Business. During the period between the signing of the LOI and the execution and delivery of the Merger Agreement or the termination of the LOI, Devincentis, Audino, Town and Petti shall use commercially reasonable efforts to operate Fresh Farms and Lift CBD only in accordance with the ordinary, normal, and customary course thereof consistent with past practices. The Merger Agreement shall include similar covenants regarding the period between signing the Merger Agreement and the Closing or termination of the Merger Agreement.

Acquisitions. During the period between the signing of the LOI and the execution and delivery of the Merger Agreement or the termination of the LOI, Wheeler, Winters, Warrender, GJacobs and WJacobs shall fully consult with Devincentis, Audino, Town and Petti before LSFP enters into any letters of intent or definitive agreements regarding mergers and acquisitions, excepting only the acquisition of Savage and related entities. The Merger Agreement shall include similar covenants regarding the period between signing the Merger Agreement and the Closing or termination of the Merger Agreement.

Commercially Reasonable Efforts. The Parties shall use commercially reasonable efforts to cause the Closing to occur as soon as practicable, subject to the fulfillment of the conditions described above. Without limiting the generality of the foregoing, Devincentis, Audino, Town and Petti expressly agree and covenant to use commercially reasonable efforts to cause Fresh Farms to fully cooperate with the Closing of the Transaction.

Post-Closing Agreements and Covenants

Operation of Fresh Farms. Fresh Farms shall operate as wholly-owned subsidiaries of LSFP under the Fresh Farms name and using Fresh Farms’ brand names (including but not limited to Fruitia, Happi and Jus) and websites (including but not limited to www.FreshFarmsEliquid.com and www.HappiHemp.com), led by Devincentis as Fresh Farms’ CEO.

Operation of LSFP. Devincentis shall serve on LSFP’s internal Office of the President, which shall conceptualize and articulate LSPF’s go-forward operational, sales, distribution, advertising, organic growth and acquisitions strategies and initiatives that will be presented to LSFP's CEO and Board of Directors for approval.

Termination of the LOI

Events of Termination. The LOI shall terminate, without any payment by or penalty due from any party, upon execution of the Merger Agreement or if:

(a) The Audit shall not have been completed, or the results of the Audit shall have not been accepted by LSFP, by an outside date of May 25, 2022.

(b) LSFP has not closed the Capital Raise by an outside date of May 25, 2022.

(c) The Merger Agreement has not been signed by May 25, 2022 (the Merger Agreement, if executed, shall include an outside closing date of May 25, 2022, or such other date as mutually agreed by the parties).

(d) LSFP shall have delivered written notice to Fresh Farms that LSFP is abandoning the Transaction due to a determination that the results of the “due diligence” investigation of Fresh Farms are not acceptable to LSFP.

(e) Fresh Farms shall have delivered written notice to LSFP that Fresh Farms is abandoning the Transaction due to a determination that the results of the “due diligence” investigation of LSFP are not acceptable to Fresh Farms; or

(f) Any material provisions of the LOI shall be adjudged by a court or the SEC to be invalid or unenforceable, and thereafter the Parties to the LOI are unable to mutually agree upon how to proceed forward with the Transaction as impacted by such court or SEC action.

Expenses

Except as expressly set forth in the LOI, each of the Parties shall bear its or his own fees and expenses in connection with the proposed Transaction. Without limiting the generality of the foregoing, each of the Parties to the LOI shall be solely responsible for the fees and expenses owed by it or him to any lawyers, accountants, financial advisors, investment bankers, brokers or finders employed by such party.

Source of Funds for the Proposed Fresh Farms Transaction

We anticipate that the source of the cash portion of the acquisition consideration paid for Fresh Farms would be proceeds from contemplated future debt and/or equity capital raises by LFTD Partners Inc., and potentially some cash generated by the operations of Lifted. Fees and expenses in connection with the Transaction would be paid using cash on hand and/or from proceeds of the contemplated future debt and/or equity capital raises.

Acquisition of 100% of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids)

On February 24, 2020 we closed on the acquisition of 100% of the ownership of hemp-derived cannabinoid-infused products maker Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids), now in Kenosha, Wisconsin (the “Merger”), for consideration of (1) $3,750,000 in cash, (2) $3,750,000 in the form of a secured promissory note, (3) 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), (4) 645,000 shares of unregistered common stock of the Company that constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), and (5) warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Warrants").

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

Creation of Joint Ventures

On October 16, 2020, Lifted Made entered into a 50-50 joint venture with SMPLSTC called SmplyLifted LLC.

On April 22, 2021, Lifted Made entered into a 50-50 joint venture with Savage Enterprises called LftdXSvg LLC, which was dissolved before conducting any business.

Corporate Information

LFTD Partners Inc. is a Nevada corporation incorporated on January 2, 1986 that is focused upon acquiring rapidly growing companies that manufacture and sell branded products containing hemp-derived cannabinoids (e.g. delta-8-THC, delta-9-THC, delta-10-THC, THCV, THCO, CBDA, CBC, CBG, CBN, CBD), e-liquid, disposable nicotine vapes, kratom and kava products.

Our principal headquarters are located at 4227 Habana Ave., Jacksonville, Florida 32217. Our telephone number is (847) 915-2446. Our corporate website address is www.LFTDPartners.com. The information contained on our website is not incorporated by reference into this report on Form 10-Q, and you should not consider any information contained on, or that can be accessed through, our website as part of this Form 10-Q or in deciding whether to purchase or sell our securities.

We, or our target acquisitions, have proprietary rights to a number of trademarks, service marks and trade names used in this Form 10-Q which are, or may become, important to our business. Solely for convenience, the trademarks, service marks and trade names in this Form 10-Q are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners.

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

Products

Under its flagship, award-winning brand Urb Finest Flowers, Lifted manufactures and sells products made with hemp and hemp-derived cannabinoids including delta-8-THC, delta-9-THC, delta-10-THC, THCO, CBD, CBG, CBN, and other emerging cannabinoids. Lifted also manufactures and sells similar products to private label clients.

Officers and Employees

The executives of Lifted have backgrounds in the vaping industry, sales, graphic design, distribution, marketing, accounting, and supply chain management, skills that have helped Lifted distinguish itself from the competition. Prior to and following the worst months of the COVID-19 pandemic, the Lifted team has occasionally attended trade shows throughout the USA to promote Lifted’s products. In recent months, Lifted has begun attending more hemp industry trade shows throughout the USA. The Company holds an option to purchase Nicholas S. Warrender's interests in certain vape shops which are partly owned by in Wisconsin and Illinois, for a nominal price.

Lifted currently has approximately 80 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, strategy, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. Most of Lifted’s employees are based in Kenosha, WI, and the rest are located in Florida, Louisiana and California. Lifted’s independent contractors are located in California, Colorado and Florida.

Description of Property

LFTD Partners Inc.’s CEO Gerard M. Jacobs and its President and CFO William C. Jacobs live in Florida, and LFTD Partners Inc.’s COO Nicholas S. Warrender lives in Wisconsin. The Company currently does not have a dedicated corporate office for LFTD Partners Inc. other than in the home office spaces provided by the Company’s CEO and President in Florida. The future location of LFTD Partners Inc.’s corporate office will depend upon a number of factors including where our CEO is living at the time.

Lifted does not own any physical properties.

Lease of Building Located at 5511 95th Ave, Kenosha, Wisconsin

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

Lease of Space in Zion, Illinois

From June 1, 2018 through June 1, 2021, Lifted rented 3,300 square feet of space located in Zion, Illinois, for manufacturing, warehousing and office space. Since June 1, 2021, Lifted has been leasing such space on a month-to-month basis. From May 2020 until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefor.

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin

On September 23, 2021, Lifted Made entered into a Lease Agreement (the “58th Lease”) with TI Investors of Kenosha LLC, (the “Landlord”) for office and warehouse space (the “58th Leased Premises”) located at 8920 58th Place, Suite 850, Kenosha, WI 53144 (the “Property”). The 58th Leased Premises serve as sales offices and raw materials storage for Lifted Made.

The term of the 58th Lease commenced on October 1, 2021 (the “Commencement Date”). The initial term of the Lease will extend approximately three years from the Commencement Date, unless earlier terminated in accordance with the terms and conditions of the 58th Lease. While extensions are not prohibited, Lifted Made does not have the right to unilaterally elect to extend the term of the 58th Lease for an additional term.

Under the terms of the 58th Lease, Lifted Made will lease approximately 5,000 square feet at the Property and pay a base square foot charge of $5.75 per square foot per annum, with a 3% increase in rent each year during the term. Lifted Made will also be responsible for paying its proportionate share of real estate taxes and other operating costs.

Rent Schedule

Date	Base Monthly Rent
10/01/2021 – 09/30/2022	$2,395.84
10/01/2022 – 09/30/2023	$2,467.72
10/01/2023 – 09/30/2024	$2,541.75

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the United States.

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

Lifted sells an assortment of products such as vapes, dabs, cartridges and other products containing hemp-derived delta-8-THC, delta-9-THC, delta-10-THC, THCO, THCV, CBD and other cannabinoids, and synthetic nicotine. Please visit www.LiftedMade.com to see all of the products that Lifted Made has available for purchase.

Third party manufacturers make cannabinoid-infused edibles, dabs, saucy dmnds, bath bombs and lotion for Lifted in accordance with Lifted's specifications.

Lifted owns 50% of SmplyLifted LLC, which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com).

Product Risks

Some of Lifted's and SmplyLifted’s products currently contain hemp-derived delta-8-THC, delta-9-THC, delta-10-THC, THCO, THCV, CBD and other cannabinoids, and synthetic nicotine. There is a risk that Lifted could be targeted by regulators or consumers with claims that its products are illegal and/or unsafe.

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

Intellectual Property

Lifted maintains proprietary formulations, other trade secrets, and a custom mold for its disposable vape. However, Lifted owns no registered patents and has no patent applications pending.

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

Online Sales of Lifted Made Products

Lifted sells its Urb Finest Flowers brand of products and its private label clients’ products online primarily through www.LiftedMade.com.

Commissions on Sales

Lifted has agreed to pay 7% commissions on certain sales to certain individuals, some of whom are affiliated with the Company and some of whom are relatives of affiliates of the company.

Creation of SmplyLifted LLC

LFTD Partners Inc., Lifted Made and privately-held SMPLSTC, Costa Mesa, CA (www.SMPLSTCBD.com) have partnered to create an equally-owned new entity called SmplyLifted LLC, which has begun selling non-tobacco nicotine pouches in four flavors and four and six mg. nicotine strengths under the brand name FR3SH (www.GETFR3SH.com). The nicotine pouches are sold in plastic canisters containing 20 pouches. Lifted Made, SMPLSTC, and three individuals have a 50%, 20%, 10%, 10%, and 10% membership interest in SmplyLifted LLC, respectively.

Sales of SmplyLifted LLC Products

SmplyLifted LLC has sold its brand of nicotine pouches, FR3SH, to wholesalers and distributors. SmplyLifted LLC has also sold its nicotine pouches direct-to-consumer online through www.GETFR3SH.com. SmplyLifted LLC is attempting to migrate its sales to a master distributor that may have greater distribution capabilities than SmplyLifted LLC has been able to achieve by itself.

Costs and effects of compliance with environmental laws

To Lifted’s knowledge, Lifted does not currently use or generate any hazardous materials in its operations.

OLCC Review of New Directors of the Company

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

The Company will provide to each executive an employee benefits package including fully paid Blue Cross/Blue Shield or equivalent family health, vision and dental insurance. The Company will also provide to each executive prompt reimbursement for all documented business-related expenses paid or incurred by such executive in connection with LFTD Partners, including but not limited to airfare, rail, taxi, rental cars, parking, tolls, gasoline for business trips, meals, entertainment, hotel, office supplies, mobile phone, internet, hotspot, and postage expenses.

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

(2) The closing of the Lifted Merger triggered obligations of the Company to pay cash bonuses to the Company's CEO Gerard M. Jacobs and the to the Company's President and CFO William C. "Jake" Jacobs of $250,000 and $100,000, respectively, of which only $50,000 has been paid to date to Gerard M. Jacobs, and which are accruing 2% annual interest on and after January 1, 2021, and of which bonuses $8,438.50 of the bonuses currently due and payable by the Company to Gerard M. Jacobs were allocated and applied to pay for the aggregate cost of purchasing and exercising certain warrants on August 30, 2021 (see section below titled “Exercise of Warrants by Gerard M. Jacobs”);

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

(5) The terms of Gerard M. Jacobs' stock options granted by us to purchase shares of common stock of LFTD Partners Inc. which were set to expire (unless previously exercised) during November 2020 or during September 2021, respectively, have been extended so that all of such stock options may be exercised by Gerard M. Jacobs at any time on or before December 31, 2024;

(6) We granted to Gerard M. Jacobs and to William C. "Jake" Jacobs so-called "tag along" registration rights for all of our shares owned by Gerard M. Jacobs, by William C. "Jake" Jacobs, or by any of their respective affiliates, and for all of our shares issuable to Gerard M. Jacobs, to William C. "Jake" Jacobs, or to any of their respective affiliates upon the exercise of his or their options or warrants to purchase shares of common stock of LFTD Partners Inc.; and

(7) We issued to Gerard M. Jacobs and William C. "Jake" Jacobs five-year warrants containing a "cashless exercise" feature giving Gerard M. Jacobs and William C. "Jake" Jacobs (or his designee(s)) the right to purchase 250,000 and 225,000 shares, respectively, of common stock of LFTD Partners Inc. exercisable at $5.00 per share.

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

Obligation to Pursue a Hemp Processing System Deal

The Merger Agreement imposes a legally binding obligation upon us to use good faith efforts to pursue an opportunity in the cannabinoid industry. Nicholas S. Warrender's father, Board member Robert T. Warrender II, has introduced us to a potential business opportunity to process CBD from hemp using a system that is currently undergoing proof of concept operational testing and that incorporates particular filtration and pump equipment and technology identified by Robert T. Warrender II.  Robert T. Warrender II believes that this advanced hemp processing system has the potential to allow significantly higher throughput, and lower per unit costs of production. We have agreed to analyze the results of the proof of concept's construction, operating costs, and operating results. If such analysis is favorable and is approved by our Board in its discretion, then we will use good faith efforts to attempt to proceed forward, in a joint venture or other arrangement involving Robert T. Warrender II, with a project(s) consisting of one or more of such hemp processing systems, subject to various conditions including a capital raise associated therewith, and any equity compensation received by Robert T. Warrender II from the financing, construction, operation, leasing and/or sale of such project(s) shall be structured in the form of shares of common stock of LFTD Partners Inc. valued at the then-current trading price per share of common stock of LFTD Partners Inc. but in no event at higher than $5.00 per share of common stock of LFTD Partners Inc.

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

Even if the Company is able to raise additional capital via borrowing or the sale of equity securities of the Company: (1) the Company is contractually obligated to allocate and apply 50% of all such additional capital toward a partial or full repayment of the Note; and (2) the Company is currently obligated to pay a total of $291,562 in management bonuses to Gerard M. Jacobs and William C. Jacobs, and there will also be a total of an additional $350,000 in management bonuses payable to Gerard M. Jacobs and William C. Jacobs upon demand by them anytime on or after January 1, 2021. Additional capital raised by the Company that is used to pay down the Note or that is used to pay accrued management bonuses to Gerard M. Jacobs and William C. Jacobs is collectively referred to as the “Allocated Capital”.

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

Any additional Growth Capital available would likely be used in connection with potential acquisitions. Consummating the proposed acquisitions of Savage Enterprises and related companies will require additional Growth Capital of at least $17,840,000, and consummating the proposed acquisition of Fresh Farms E-Liquid, LLC will require additional Growth Capital of at least $14,166,666. It is unclear how much additional Growth Capital would be needed to fund additional future acquisitions. While the Company would prefer to engage in 100% stock-for-stock acquisitions, potential acquisition candidates frequently prefer that a significant portion of the acquisition consideration be in cash. Also, the process of conducting a due diligence investigation and audit of potential acquisition candidates can be very expensive and requires cash. Also, some potential acquisitions may only make sense if the Company is in a position to inject cash into the potential acquisition candidates simultaneously with the closing of the acquisitions, in order to pay off accrued liabilities or to provide needed growth capital.

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

Our inability to raise additional Growth Capital could result in the delay or indefinite postponement of our growth objectives, including but not limited to an inability to consummate the proposed acquisitions of Savage Enterprises and related companies, and the acquisition of Fresh Farms E-Liquid, LLC.

There can be no assurance or guarantee that any additional Growth Capital will be available on acceptable terms and conditions, if at all. The lack of availability of additional Growth Capital could have a material adverse effect on our Company and the trading price of our common stock.

The Market

Delta-8-THC, delta-9-THC, delta-10-THC, THCO, THCV, CBD, CBG, CBN and other cannabinoids can be derived from hemp. On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In addition, several states have enacted laws and regulations that negatively impact the sale of hemp and hemp-derived products, especially hemp-derived products containing delta-8-THC.

Lifted’s product sales of hemp-derived products are typically made through distributors, with a limited but growing number of sales online or direct to retail outlets. Lifted’s product sales of synthetic nicotine products are made through distributors.

While Lifted is optimistic regarding the future of its business selling hemp-derived products, the manufacture and sale of Canna-Infused Products involve significant risks that have the potential to bankrupt Lifted and the Company.

Government Laws and Regulations

Lifted primarily sells hemp-derived products, including products containing delta-8-THC, delta-9-THC, delta-10-THC, THCO, THCV, CBD, CBG, CBN and other cannabinoids, and products that contain nicotine. Lifted’s sales are typically made through distributors, with a limited but growing number of sales online or direct to retail outlets. Lifted is attempting to only conduct business related to manufacturing and commercializing hemp-derived products to the extent permitted in jurisdictions where it may operate.

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

(a) FDA: The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. The health and safety impacts of delta-8-THC, delta-10-THC, CBD, CBG, CBN and other cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBD, delta-8-THC and other hemp-derived cannabinoids may or could have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. Furthermore, the FDA sometimes appears to believe that certain cannabinoids are drugs, and that the sale of certain cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain hemp-derived cannabinoid-infused products such as delta-8-THC is illegal, or have imposed restrictions or prohibitions upon the sale of certain hemp-derived products. The FDA may in the future impose significant licensing or other requirements, regulations, restrictions and/or prohibitions on the sale of hemp-derived products, which could have a material adverse effect upon Lifted’s business and the trading price of our common stock;

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

Competition

Lifted faces intense competition in the cannabinoid industry and in the nicotine products industry from both existing and emerging companies that offer similar products to Lifted. Some of Lifted's current and potential competitors may have longer operating histories, more innovative or popular products, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the cannabinoid industry nationally and locally, Lifted may not be able to create and maintain a competitive advantage in the marketplace. Lifted’s success will depend on its ability to keep pace with any changes in local and national markets, especially in light of legal and regulatory changes. Lifted’s success will depend on its ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

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

Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. The Note matures on April 14, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. As of December 31, 2020, Lifted had an accrual of $1,074 for the interest on the PPP Loan. The Note may be prepaid by Lifted at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. LFTD Partners Inc. believes that Lifted has used at least 75% of the PPP Loan amount for designated qualifying expenses and Lifted applied for forgiveness of the PPP Loan in accordance with the terms of the PPP.

On April 20, 2021, the entire PPP Loan ($149,622) and the interest payable on the PPP Loan ($1,525) was forgiven by the SBA.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series A Convertible Preferred Stock (“Series A Preferred Stock”)

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of October 15, 2021, 60,400 shares of Series A Preferred Stock have been converted into a total of 6,040,000 shares of common stock of the Company, which leaves 5,750 shares of Series A Preferred Stock currently outstanding.

Acceptance of Subscriptions From Accredited Investors to Purchase Newly Issued Series B Convertible Preferred Stock (“Series B Preferred Stock”)

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of October 15, 2021, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding.

Acquisition Process

The structure of the Company’s participation in business opportunities and ventures will continue to be situational.

The Company is likely to structure future acquisitions as a purchase of 19.99% or less, or 100%, of a target company’s equity ownership interest, or as a so-called tax-free reorganization. However, in particular situations, the Company is willing to consider alternative deal structures including joint ventures. For example, during 2020, the Company’s Lifted Made subsidiary entered into a 50-50 joint venture called SmplyLifted LLC, with the other 50% of SmplyLifted LLC being owned by SMPLSTC LLC and its principals. And during 2021, the Company’s Lifted Made subsidiary entered into a 50-50 joint venture called LftdXSvg LLC, with the other 50% of LftdXSvg LLC being owned by Savage Enterprises; LftdXSvg LLC was dissolved prior to conducting any business.

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

As of November 11, 2021, the consolidated cash on hand of LFTD Partners Inc and Lifted Made was a total of $5,359,162. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted expects to invest additional cash into SmplyLifted LLC, also to be primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has a 50% membership interest in SmplyLifted LLC.

In prior years, LFTD Partners Inc.’s payables have been greater than its cash on hand. Historically, LFTD Partners Inc. has had inconsistent income generating ability and is therefore has been reliant on raising money from loans or stock sales.

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

Retirement of 72,000 Shares of Common Stock Held in Treasury

On August 31, 2021, the Company retired 72,000 shares of common stock held in treasury. The retirement of these shares was accounted for under the cost method of accounting.

Exercise of Warrants by Gerard M. Jacobs

On August 30, 2021, CEO Gerard M. Jacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. Gerard M. Jacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. Gerard M. Jacobs also demanded immediate payment of $8,438.50 of the bonuses which are currently due and payable by the Company to Gerard M. Jacobs, and Gerard M. Jacobs allocated and applied such $8,438.50 to pay for the aggregate cost of purchasing and exercising the above warrants.

Exercise of Warrants by Vincent J. Mesolella

On September 13, 2021, lead outside director Vincent J. Mesolella exercised, for an aggregate purchase price of $1.00, his right to purchase a warrant to purchase an aggregate of 500,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised and paid for, and he also exercised an option to purchase 5,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which he paid.

Exercise of Option by Joshua A. Bloom

On September 22, 2021, director Joshua A. Bloom exercised an option to purchase 5,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which he paid.

Exercise of Option by Richard E. Morrissy

On September 15, 2021, director Richard E. Morrissy exercised an option to purchase 5,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which he paid.

Exercise of Option by a Non-Affiliated Shareholder

On September 26, 2021, a non-affiliated shareholder of the Company exercised an option to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which she paid.

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

Cash and Cash Equivalents – Cash and cash equivalents as of September 30, 2021 and December 31, 2020 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. An allowance for bad debt of $60,900 and $5,743, respectively was recorded at September 30, 2021 and December 31, 2020. As described in “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement”, the Promissory Note is secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between Mr. Warrender, as Secured Party, and the Company and Lifted, as Pledgors.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Raw Goods	$1,530,436	$500,657
Finished Goods	$566,970	$140,538
Total Inventory	$2,097,406	$641,195

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

During the quarter ended September 30, 2021, $36,457 of overhead costs were allocated to finished goods. During the quarter ended September 30, 2020, $10,394 of overhead costs were allocated to finished goods.

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

Historically, at each quarter end, the Company has typically written off as obsolete inventory various packaging, raw goods and discontinued finished goods. During the quarter ended September 30, 2021, the Company wrote off $3,910 worth of raw goods.

The process of determining obsolete inventory during the quarter involves:

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

Security Deposit – The Company has paid a security deposit to its lessor for the Company’s current office, manufacturing and warehouse space in Zion, IL, that is rented on a month-to-month basis. The Company has not paid a security deposit for its leased facility located at 5511 95th Avenue, Kenosha, WI 53144. The Company has paid a security deposit for its leased facility located at 8920 58th Place, Kenosha, WI 53144.

State Licensing Deposits – The Company is required to pay deposits for certain licenses in various states.

Investments

The Company’s Investments in Ablis, Bendistillery and Bend Spirits

On April 30, 2019, the Company purchased 4.99% of the common stock of each of Ablis Holding Company, Bendistillery Inc., and Bend Spirits, Inc. for an aggregate purchase price of $1,896,200.

Under US Generally Accepted Accounting Principles (“GAAP”), the Company uses the cost method to account for our minority equity ownership interests in businesses in which the Company owns less than 20% of equity ownership, and have no substantial influence over the management of the businesses. Under the cost method of accounting, the Company reports the historical costs of the investments as assets on its balance sheet. However, US GAAP does not permit the consolidation of its financial statements with the financial statements of companies in which the Company owns minority equity ownership interests.

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

On October 20, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during quarter ended September 30, 2021. Based upon the financial and non-financial information that was shared with LFTD Partners Inc. during that conference call, the management of LFTD Partners Inc. believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: Bendistillery’s two-year annual sales average is up 8.36% per year with net profit nearly tripling; Ablis’ sales during the third quarter of 2021 are up 14% over sales during the second quarter of 2021, and up 20% over sales during the third quarter of 2020; and Ablis’ third quarter net income is up, compared to a loss in the third quarter of 2020.

On July 15, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during quarter ended June 30, 2021. Based upon the financial and non-financial information that was shared with LFTD Partners Inc. during that conference call, the management of LFTD Partners Inc. believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: sales of Ablis are up from the second half of 2020 to the first half of 2021; Ablis “on premise” sales (in restaurants and bars) are improving as restaurants have re-opened; Ablis distributors are ordering again (and more frequently); and Ablis online sales in the first half of 2021 are up compared to in the first half of 2020. The information that was shared by the management of

Bendistillery and Bend Spirits included, among other things: combined revenue for the first half of 2021 is down just 2.3% from the first half of 2020 (when there was lots of panic buying), but the two year annualized sales average is up 12.7%, with a five year annualized average growth of 9.1%. Also: Bendistillery is closer to the release of a new “Ready-to-Drink” beverage; Bend Spirits has new clients in the pipeline; direct-to-consumer channels are gaining traction; and Bendistillery’s sales team is making gains in key markets.

On February 17, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during calendar year 2020. Based upon the financial and non-financial information that was shared with Acquired Sales Corp. during that conference call, the management of LFTD Partners Inc. believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis, Bendistillery and Bend Spirits included, among other things: a 17% increase in sales in 2020 compared to 2019 at Bendistillery, expansion of Bendistillery’s business from restaurants and bars to liquor stores, positive employee morale since none of Bendistillery’s sales team was laid off during the pandemic, new clients of Bend Spirits expected to come online in 2021, and positive sales trends during recent months at Ablis including more direct-to-consumer sales. Moreover, in Oregon, bars and restaurants opened up to 25% capacity on February 12, 2021; historically, most of Ablis’ sales have come from bars and restaurants. Also, a new 17,000 square foot building is being built at Bendistillery’s headquarters, and pasteurization, canning and packaging are expected to be brought in house once the building is operational later in 2021; by bringing pasteurization, canning and packaging in house, management expects to save manufacturing time and costs and to internalize the profits from those functions. Also, Ablis’ management finished re-branding the brand this year, has cut operational costs, is in the process of launching new functional beverages, and is in discussions with some multi-state distributors to distribute Ablis beverages.

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

LftdXSvg LLC

As we announced on April 27, 2021, Lifted and privately-held Savage Enterprises, Irvine, California, have partnered to create an equally-owned new entity called LftdXSvg LLC to make and sell products containing hemp-derived THCV (tetrahydrocannabivarin). LftdXSvg LLC was never funded and the managers of LftdXSvg LLC unanimously decided to dissolve LftdXSvg LLC on June 23, 2021. However, both entities are making and selling products containing hemp-derived THCV under a collaborative brand called “Urb Extrax”. The name Urb Extrax is a combination of Lifted Made’s Urb Finest Flowers brand, and Savage Enterprises’ Delta Extrax brand.

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

Revenue Recognition on the Sale of Raw Materials to Customers

Historically, the Company has sold hemp flower, hemp-derived products and other raw materials (“Raw Materials”) to various customers. The Company does not offer terms to customers buying Raw Materials. In the majority of sales of Raw Materials to customers, customers are required to pay the full price before receiving the Raw Materials. In some cases, with the sale of large quantities of Raw Materials to customers with whom the Company has established relationships, the Company may allow the customer to pay 50% of the purchase up front, and then, after delivery of the product, the customer is required to pay the remaining 50% of the purchase price.

Revenue Recognition on the Sale of Products to Private Label Clients

Typically, private label clients are required to pay up front for the goods that they order; some private label clients have been given terms in the past. If the private label client orders more than ten stock keeping units (“SKUs”) in an order, the Company will collect a down payment of at least 50% of the total purchase order, and then will collect the remaining amount upon delivery of the purchased goods.

Revenue Recognition on the Sale of Urb Finest Flowers Products to Wholesalers, Distributors and End Users

The Company sells its Urb Finest Flowers brand of products to distributors, which then sell Lifted’s products to vape and smoke shops, CBD stores, convenience stores, health food stores, and other outlets. The Company also sells its own branded products to wholesalers and directly to consumers online.

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

Described below are some of the reasons why a customer may want to return an ordered item, and how the Company responds in each situation:

1)The ordered item breaks, melts, or separates in transit to the customer. In this case, the Company will replace the broken, melted or separated item at no cost to the customer.

2)The Company sent the wrong item to the customer. In this case, the Company will allow the customer to keep, at no cost to the customer, the item that was mistakenly sent to the customer. The Company will also send the correct product to the customer, at no cost to the customer.

3)The customer ordered the wrong product. In this case, the customer, at his/her own expense, must mail the mistakenly ordered product back to the Company, and the Company will mail the correct product to the customer.

4)The ordered item is recalled. In a situation where product is recalled, the Company will offer a replacement, credit, or refund.

Historically, the scenarios described above have occurred infrequently, and occurrences have been immaterial. However, during the third quarter of 2020, the Company provided many replacements, and issued refunds or credits to many customers who purchased delta-8-THC gummies that melted in transit, and delta-8-THC nano drops that had separation issues.

Disaggregation of Revenue

During the quarters ended September 30, 2021, December 31, 2020 and September 30, 2020, approximately 99% of the Company’s sales occurred inside of the United States of America.

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

Shown below is a table showing the approximate disaggregation of historical revenue:

	February 24, 2020 (Closing on Lifted)-March 31, 2020	% of Net Sales During February 24, 2020 (Closing on Lifted)-March 31, 2020	February 24, 2020 (Closing on Lifted)-December 31, 2020	% of Net Sales During February 24, 2020 (Closing on Lifted)-December 31, 2020	For the three months ended March 31, 2021	% of Net Sales During the three months ended March 31, 2021	For the three months ended June 30, 2021	% of Net Sales During the three months ended June 30, 2021	For the three months ended September 30, 2021	% of Net Sales During the three months ended September 30, 2021
Net sales of raw materials to customers	$ 788	0.21%	$ 694,707	13%	$ 10,696	0.32%	$ 40,761	0.58%	$ 105,960.42	1%
Net sales of products to private label clients	$ 8,349	2%	$ 1,443,687	27%	$ 758,140	23%	$ 1,326,016	19%	$ 663,967.61	8%
Net sales of products to wholesalers	$ 170,414	46%	$ 1,096,199	21%	$ 612,041	18%	$ 1,017,732	15%	$ 1,255,946.51	14%
Net sales of products to distributors	$ 184,274	50%	$ 1,982,810	37%	$ 1,728,794	52%	$ 4,236,712	61%	$ 6,273,835.57	71%
Net sales of products to end users	$ 6,599	2%	$ 126,917	2%	$ 243,598	7%	$ 369,320	5%	$ 521,241.89	6%
Net Sales	$ 370,424	100%	$ 5,344,320	100%	$ 3,353,270	100%	$ 6,990,541	100%	$ 8,820,952	100%

Contract Liabilities

Amounts received from a customer before the purchased product is shipped to the customer is treated as deferred revenue. If cash is not received, an accounts receivable is recognized, but revenue is not recognized until an order is fully shipped. Deferred revenue of $675,739, $1,096,120 and $82,979 was recognized at September 30, 2021, December 31, 2020, and September 30, 2020, respectively.

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. $3,910 of the cost of goods sold during the three months ended September 30, 2021 relates to obsolete inventory written off. In comparison, during the quarter ended September 30, 2020, $62,186 of cost of goods sold relates to spoiled and obsolete inventory written off.

Operating Expenses – Operating expenses include stock compensation expense, selling, general and administrative expenses, bank charges and merchant fees, management bonuses, bad debt, payroll, consulting and independent contractor expenses, professional fees, advertising and marketing, depreciation and amortization, and warehouse and lab expenses.

Income Taxes – Provisions for income taxes are based on taxes payable or refundable for the current year and deferred income taxes. Deferred income taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and on tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is provided against deferred income tax assets when it is not more likely than not that the deferred income tax assets will be realized. The Company is currently evaluating its deferred tax allowance. Once the Company has achieved six consecutive profitable quarters, management plans to evaluate if a tax provision is necessary.

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2021	2020		2021	2020
Net Income/(Loss)	$ 2,236,178	$ 95,823	Net Income/(Loss)	$ 4,450,690	$ (2,084,119)

Weighted average number of common shares outstanding:			Weighted average number of common shares outstanding:
Basic	13,015,717	6,460,236	Basic	10,525,461	5,747,569
Diluted	16,257,915	6,460,236	Diluted	13,767,659	5,747,569

Basic Net Income (Loss) per Common Share	$ 0.17	$ 0.01	Basic Net Income (Loss) per Common Share	$ 0.42	$ (0.36)
Diluted Net Income (Loss) per Common Share	$ 0.14	$ 0.01	Diluted Net Income (Loss) per Common Share	$ 0.32	$ (0.36)

As of September 30, 2021, in addition to our outstanding common stock, we have issued (a) options to purchase 1,086,698 shares of common stock at $2.00 per share, (b) warrants to purchase 205,500 shares of common stock at $1 per share, (d) rights to purchase warrants to purchase 1,375,000 shares of common stock at between $0.01 and $1.85 per share, and (e) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 1,375,000 shares of common stock at between $0.01 and $1.85 per share: of these, rights to purchase warrants to purchase 1.25 million shares of our common stock are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

In comparison, at September 30, 2020, there were outstanding options and warrants to purchase 1,586,619 shares of common stock exercisable at between $0.001 and $5.00 per share, (b) rights to purchase $1.00 warrants to purchase 2,625,000 shares of common stock exercisable at between $0.01 and $1.85 per share, (c) financing warrants to purchase 31,250 shares of common stock exercisable at $0.03 per share, (d) warrants to purchase 475,000 shares of common stock at $5.00 per share, and (e) warrants to purchase 1,820,000 shares of common stock at $5.00 per share. As of the date of this report, none of these outstanding options, rights to purchase warrants or financing warrants have been exercised into shares of common stock, except for an option to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.001 that was exercised by a director of the Company on October 27, 2020. However, all of them may be exercised at any time in the sole discretion of the holder except for certain rights to purchase warrants to purchase 1.25 million shares of our common stock, which are not exercisable until a performance contingency is met, and except for 745,000 of the 1,820,000 warrants exercisable at $5.00 per share which are not yet vested and subject to certain performance contingencies. Also outstanding at September 30, 2020 was Series A Preferred Stock outstanding convertible into 6,615,000 shares of common stock. In addition, the Company has accepted subscriptions from four accredited investors to purchase 100,000 shares of Series B Preferred Stock for an aggregate purchase price of $500,000 in cash, convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company, or $5.00 per share of common stock of the Company. None of these are including in the diluted earnings per share calculation, given that they are considered antidilutive.

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

Advertising and Marketing Expenses – Advertising costs are expensed as incurred. During the three and nine months ended September 30, 2021, the Company incurred $86,438 and $236,598 in advertising and marketing expenses, of which were primarily trade shows, public relations, press releases and promotional products. In comparison, during the three and nine months ended September 30, 2020, the Company incurred $26,670 and $92,718 in advertising and marketing expenses, of which were primarily public relations and digital marketing.

Compensated Absences – Paid time off (“PTO”) is provided to employees and subcontractors who obtain approval for it from Nicholas S. Warrender, CEO of Lifted. Any approved PTO is granted at Mr. Warrender’s discretion, and mandatory PTO is zero days, thus no accrual is necessary.

Off Balance Sheet Arrangements – The Company has no off-balance sheet arrangements.

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

January 1, 2019 - February 24, 2020 (Acquisition Date) (1)	February 24, 2020 (Acquisition Date) – December 31, 2020 (2)

Net Sales	$4,450,339	$5,344,320

Net Earnings	$549,999	$461,913

Shown above are Lifted’s net sales and net earnings for the following two periods:

(1)January 1, 2019 through February 24, 2020 (acquisition date)

(2)February 24, 2020 (acquisition date) to December 31, 2020

The foregoing disclosures of net sales and net earnings during those periods solely reflects Lifted’s financial results. Prior to its acquisition of Lifted on February 24, 2020, LFTD Partners Inc. had no sources of revenue, so the acquisition of Lifted was significant for LFTD Partners Inc.

NOTE 2 – SELECTED QUARTERLY FINANCIAL INFORMATION

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	September, 30		June 30,		March 31,		December 31,		September 30,
	2021	2020	2021	2020	2021	2020	2020	2019	2020	2019
Net Sales	$ 8,820,952	$ 1,509,437	$ 6,695,144	$ 1,267,942	$ 3,353,270	$ 370,424	$ 2,196,518	$ -	$ 1,509,437	$ -
Cost of Goods Sold	4,720,057	878,327	3,035,630	1,018,047	1,707,523	198,109	1,312,946	-	878,327	-
Gross Profit	4,100,895	631,110	3,659,515	249,895	1,645,747	172,315	883,572	-	631,110	-
Stock Compensation Expense	-	-	-	-	-	1,393,648	-	2,007	0	37,961
Selling, General and Administrative Expenses	139,286	40,568	95,474	35,786	56,464	23,743	43,081	13,325	40,568	12,825
Bank Charges and Merchant Fees	104,485	14,702	118,055	-	66,570	-	27,824	30	14,702	90
Accrual for Company-Wide Management Bonus Pool	400,000	-	816,388	-	342,947	-	-	-	-	-
Management Bonuses Owed Under Compensation Agreement	-	-	-	-	-	350,000	-	-	-	-
Bad Debt	61,449	94,251	19,196	24,904	977	728	2,915	-	94,251	-
Payroll, Consulting and Independent Contractor Expenses	803,796	275,149	791,000	239,749	307,524	83,217	211,851	30,000	275,149	45,000
Professional Fees	139,526	50,235	133,892	176,890	93,033	66,554	80,810	114,431	50,235	52,142
Advertising and Marketing	86,438	26,670	98,133	53,922	52,027	10,286	22,384	960	26,670	3,782
Depreciation and Amortization	16,344	5,092	26,215	4,171	41,783	1,877	5,245	-	5,092	-
Rent Expense	4,600	6,747	(8,413)	6,878	5,430	960	8,388	-	6,747	-
Warehouse & Lab Expenses (too small to capitalize)	26,934	3,974	12,712	56,625	18,500	-	5,433	-	3,974	-
Income/(Loss) From Operations	2,318,037	113,722	1,556,863	(349,030)	660,493	(1,758,698)	475,641	(160,753)	113,722	(151,800)
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(44,858)	-	(43,330)	-	(7,211)	-	(4,429)	-	-	-
Income from SmplyLifted for WCJ Labor	313	-	769	-	1,072	-	-	-	-	-
Settlement Income/Gain on Settlement	-	-	-	-	-	-	12,500	-	-	-
Settlement Costs	-	-	-	(97,000)	-	-	-	-	-	-
Interest Expense	(35,368)	(19,281)	(35,398)	(19,019)	(36,347)	(7,605)	(19,281)	-	(19,281)	-
Dividend Income	-	-	-	-	-	-	2,495	-	-	-
Warehouse Buildout Credits	-	600	600	400	600	-	600	-	600	-
Penalties	(2,162)	-	-	-	(450)	-	-	-		-
Gain on Forgiveness of Debt	-	-	151,147	10,000	-	-	81,272	-	-	-
Refund of Merchant Account Fees	-	-	-	34,429	-	-	-	-	-	-
Gain(Loss) on Disposal of Fixed Assets	-	-	(4,750)	-	-	-	-	-	-	-
Loss on Deposit	-	-	(30,000)	-	-	-	-	-	-	-
Interest Income	217	782	253	907	202	5,676	733	12,369	782	5,334
Total Other Income/(Expenses)	(81,859)	(17,899)	39,292	(70,283)	(42,134)	(1,929)	73,890	12,369	(17,899)	5,334
Income/(Loss) Before Provision for Income Taxes	2,236,178	95,823	1,596,154	(419,313)	618,359	(1,760,627)	549,531	(148,384)	95,823	(146,466)
Provision for Income Taxes	-	-	-	-	-	-	-	-	-	-
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	2,236,178	$ 95,823	1,596,154	$ (419,313)	$ 618,359	$ (1,760,627)	$ 549,531	$ (148,384)	$ 95,823	$ (146,466)

Earnings/(Loss) Per Common Share Attributable to LFTD Partners Inc. common shareholders:
Basic	$ 0.17	$ 0.01	$ 0.14	$ (0.06)	$ 0.08	$ (0.41)	$ 0.06	$ (0.11)	$ 0.01	$ (0.06)
Diluted	$ 0.14	$ 0.01	$ 0.11	$ (0.06)	$ 0.04	$ (0.41)	$ 0.02	$ (0.11)	$ 0.01	$ (0.06)

Weighted average number of common shares outstanding
Basic	13,015,717	6,460,236	11,042,657	6,462,070	7,456,925	4,312,568	6,463,301	2,726,669	6,460,236	2,597,302
Diluted	16,257,915	6,460,236	14,381,105	6,462,070	16,084,794	4,312,568	16,040,170	2,726,669	6,460,236	2,597,302

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

NOTE 4 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $12,758,035 as of September 30, 2021. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The COVID-19 pandemic and its ramifications, combined with the expenses and potential liabilities associated with litigation involving Lifted, combined with the regulatory risks and uncertainties associated with the cannabinoid-infused products, vaping and nicotine products industries, combined with the risks associated with internet hacking or sabotage, combined with the risks of employee and/or independent contractor disloyalty or theft of Company information and opportunities, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern. Also, the Company has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. Also, the Company has not yet paid an aggregate of $291,562 of bonuses owed to its CEO Gerard M. Jacobs, and William C. “Jake” Jacobs, President and CFO, because it currently does not have the funds to do so without adversely affecting Lifted Made’s working capital, and an additional aggregate of $350,000 of bonuses owed to them have been deferred until on or after January 1, 2021. These aggregate of $641,562 of bonuses are due and payable upon demand. In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially those related to hemp-derived CBD, CBG, CBN, delta-8-THC, delta-9-THC, delta-10-THC and other cannabinoids, nicotine products, vaping, vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk. The Company maintains levels of cash in a bank deposit account that, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and it believes it is not exposed to any significant credit risk on cash.

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

Concentration of Credit Risks – During the quarter ended September 30, 2021, eight customers made up approximately 50% of Lifted Made’s sales. Regarding the purchases of raw and finished goods ("Supplies") during the quarter ended September 30, 2021, approximately 70% of the Supplies were from six vendors.

During the quarter ended December 31, 2020, four customers made up approximately 50% of Lifted Made’s sales. During the period February 24, 2020 through December 31, 2020, five customers made up approximately 57% of Lifted’s sales.

Regarding the purchases of Supplies, during the quarter ended December 31, 2020, approximately 75% of the Supplies that Lifted purchased were from seven vendors. During the period February 24, 2020 through December 31, 2020, approximately 61% of the Supplies that Lifted purchased were from five vendors. The loss of Lifted’s relationships with these vendors and customers could have a material adverse effect on Lifted’s business.

During the quarter ended September 30, 2020, one customer made up approximately 34% of Lifted Made’s sales. During the period February 24, 2020 through September 30, 2020, two customers made up approximately 35% of Lifted’s sales. Regarding the purchases of Supplies, during the quarter ended September 30, 2020, approximately 74% of the Supplies that Lifted purchased were from four vendors. During the period February 24, 2020 through September 30, 2020, approximately 51% of the Supplies that Lifted purchased were from two vendors. The loss of Lifted’s relationships with these vendors and customers could have a material adverse effect on Lifted’s business.

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

On October 20, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during quarter ended September 30, 2021. Based upon the financial and non-financial information that was shared with LFTD Partners Inc. during that conference call, the management of LFTD Partners Inc. believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: Bendistillery’s two-year annual sales average is up 8.36% per year with net profit nearly tripling; Ablis’ sales during the third quarter of 2021 are up 14% over sales during the second quarter of 2021, and up 20% over sales during the third quarter of 2020; and Ablis’ third quarter net income is up, compared to a loss in the third quarter of 2020.

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

SmplyLifted LLC

LFTD Partners Inc. and Lifted Made and privately-held SMPLSTC, Costa Mesa, CA (www.SMPLSTCBD.com) have created an equally-owned new entity called SmplyLifted LLC, which has begun selling tobacco-free nicotine pouches in several flavors and nicotine strengths under the brand name FR3SH (www.GETFR3SH.com).

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

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	September 30, 2021	December 31, 2020
Machinery & Equipment	$198,539	$103,084
Leasehold Improvements - Zion	$20,089	$42,381
Leasehold Improvements - Kenosha	$137,385	$-
Trade Show Booths	$23,488	$-
Vehicles	$22,309	$-
Computer Equipment	$7,312	$-
Furniture & Fixtures - Kenosha	$22,963	$4,288
Sub-total:	$432,085	$149,753

Less: accumulated depreciation	$(75,285)	$(14,361)
	$356,800	$135,392

The useful lives of the Company’s fixed assets by asset class are as follows:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Trade Show Booth	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Depreciation expense of $10,992 and $53,483 was recognized during the three and nine months ended September 30, 2021, respectively.

In comparison, depreciation expense of $4,675 was recognized during the three months ended September 30, 2020. Depreciation expense of $10,167 was recognized during the period February 24, 2020 through September 30, 2020.

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

NOTE 7 – NOTES RECEIVABLE

SmplyLifted LLC

At September 30, 2021, the Company had made shortfall loans to SmplyLifted LLC totaling $387,500, used primarily for the purchase of inventory. As of September 30, 2021, imputed interest receivable on the loans totaled $436.

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

NOTE 8 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $417 and $1,251 in amortization related to the website was recognized during the three and nine months ended September 30, 2021. In comparison, $973 in amortization related to the website was recognized between February 24, 2020 (the date of the Merger) through September 30, 2020.

The Lifted Made Merger

The terms of the Lifted Merger were as follows:

·The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the "Promissory Note") of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the "Stock Consideration"), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the "Deferred Contingent Stock"), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Corporation at the closing of the Merger (the "Warrants").

·The Promissory Note, payable jointly by the Company and Lifted to Nicholas S. Warrender, is in the principal amount of $3,750,000. The Promissory Note is secured by all of the assets of the Company and Lifted, and by a pledge of all of the common stock of Lifted, Ablis, Bendistillery and Bend Spirits that are owned by the Company. The Promissory Note accrues interest at the rate of 2% annually, and has a term of five years, subject to mandatory partial prepayment using 50% of all capital raised by the Company other than capital raised in connection with two potential acquisitions in Wisconsin, and subject to mandatory full prepayment if and when Lifted achieves an aggregate post-Closing EBITDA of $7,500,000. Lifted will not be using any of the loan or grant money that Lifted has received from the SBA to make any payments on the Promissory Note payable jointly by the Company and Lifted to Nicholas S. Warrender.

·The purpose of the 645,000 shares of unregistered common stock of Acquired Sales that constitutes the Deferred Contingent Stock is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of shares of the Deferred Contingent Stock certain employees of Lifted and William C. "Jake" Jacobs, the Company's President and CFO. The vesting of certain shares of the Deferred Contingent Stock is subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Deferred Contingent Stock will be issued and delivered to Nicholas S. Warrender as additional Merger consideration, unless Nicholas S. Warrender agrees to an alternative allocation of such unvested Deferred Contingent Stock.

·The purpose of the Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share is to incentivize certain persons whom Nicholas S. Warrender considers necessary to allow Lifted and the Company to succeed going forward. Among other persons, Nicholas S. Warrender designated as recipients of Warrants certain employees, officers and directors of Lifted and the Company. The vesting of certain of the Warrants will be subject to certain terms and conditions, and if any of such terms and conditions are not met then any unvested Warrants will be terminated or alternatively allocated to other employees of Lifted.

·Nicholas S. Warrender was granted certain registration rights for the 3,900,455 shares of the Company’s unregistered common stock that he received in the Merger, pursuant to the terms and conditions of a Registration Rights Agreement.

·Nicholas S. Warrender, the Company's President and CFO William C. “Jake” Jacobs, and the Company's Chairman and CEO Gerard M. Jacobs, who together as a group have stockholder and managerial control of the Company, entered into a Stockholders Agreement to vote in concert regarding the election of directors of the Company and on certain other matters.

·The Company has entered into a long-term employment agreements with Nicholas S. Warrender, William C. "Jake" Jacobs, and Gerard M. Jacobs, pursuant to which each of them is entitled to $100,000 in base salary and an annual bonus stemming from the Company’s cash management bonus pool.

·The effects of the Merger are that all assets, property, rights, privileges, immunities, powers, franchises, licenses, and authority of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) and Lifted have vested in Lifted as the surviving entity in the Merger, and all debts, liabilities, obligations, restrictions, and duties of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) have become the debts, liabilities, obligations, restrictions, and duties of Lifted as the surviving entity in the Merger. Lifted is operating as a wholly-owned subsidiary of the Company.

·The articles of incorporation of Lifted are the articles of incorporation of the surviving entity in the Merger, and the by-laws of Lifted are the by-laws of the surviving entity of the Merger.

·Upon the Closing of the Merger, the authorized number of directors of the Corporation was increased from seven to nine. The Corporation’s directors currently consist of eight persons following the election of a new board of directors and the subsequent resignation of Michael D. McCaffrey: Gerard M. Jacobs, JD (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, MD, James S. Jacobs, MD, Richard E. Morrissy, Kevin J. Rocio, and Robert T. Warrender II.

·Upon the Closing of the Merger, the officers of the Corporation are as follows, each to hold office until his successor is duly elected or appointed and qualified or until his earlier death, resignation, or removal in accordance with applicable Law: Gerard M. Jacobs, JD - Chairman, CEO and Secretary; William C. "Jake" Jacobs, CPA - President, CFO and Treasurer; and Nicholas S. Warrender - Vice Chairman and Chief Operating Officer.

Source of Funds for the Lifted Merger

The source of funds for the $3,750,000 cash component of the acquisition of Lifted was proceeds from previous sales of LFTDD Partners Inc.’s Series A Convertible Preferred Stock (convertible at $1 per share of common stock of the Company) and Series B Convertible Preferred Stock (convertible at $5 per share of common stock of the Company). We anticipate that the source of funds to repay the $3,750,000 Promissory Note component of the acquisition of Lifted will be proceeds from future sales of Acquired Sales Corp.’s equity securities, and revenue from Lifted's business. Professional costs in connection with the Merger were paid using cash on hand that was sourced from previous sales of LFTD Partners Inc.’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

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

Purchase Price Allocation

The following table presents the purchase price allocation:

Consideration:
Cash and cash equivalents	$3,750,000

Note consideration	$3,750,000

3,900,455 shares of unregistered common stock of the Company valued as of January 7, 2020 (date of entering into the Agreement and Plan of Merger)	$10,726,251

Warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share	$4,980,150

Total merger consideration	$23,206,401

Assets acquired:
Cash and cash equivalents	$619,390
Accounts Receivable	$341,387
Inventory	$267,474
Loan to Shareholder	$9,000
Fixed Assets	$80,003
Intangible Assets	$4,444
Security Deposit	$1,600
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $20,010 in 2020 and $17,336 in 2019	$23,346
Goodwill	$22,292,767
Total assets acquired	$23,639,411

Liabilities assumed:
Accounts Payable and Accrued Expenses	$345,075
Operating Lease Liability	$15,569

Deferred Revenue	$64,696
Non-Current Operating Lease Liability	$7,670
Total Liabilities assumed	$433,010

Net Assets LFTD Partners Inc.:	$23,206,401

Net Assets Acquired (Excluding Goodwill):	$913,634

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

Annual Fair Value Assessment on the Goodwill Recognized as Part of the Acquisition of Lifted

The Company performed its annual fair value assessment at December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. The factors that led the Company to this conclusion include, among other things: continued growth in sales and profitability quarter-over-quarter, the launch of first-to-market, ground-breaking new products, the addition of more and more wholesalers and distributors nationwide, and continued positive publicity of Lifted. Lifted was also limited in its production capacity due to the size of its facility in Zion, Illinois. With Lifted’s move into a much larger facility located in Kenosha, Wisconsin, Lifted has been able to produce a greater quantity of products to meet demand.

NOTE 9 – RELATED PARTY TRANSACTIONS

Commissions Paid

Vincent J. Mesolella

Neither LFTD Partners Inc. nor Lifted paid any commissions paid to Vincent J. Mesolella, LFTD Partners Inc.’s lead outside director, during the quarter ended March 31, 2021. During the year ended December 31, 2020, Lifted paid Vincent J. Mesolella commissions totaling $172, in connection with the sale of Lifted product arranged by him.

Robert T. Warrender III

During the three and nine months ended September 30, 2021, $26,196 and $43,678 in compensation was paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother, and who is also a salesman for Lifted Made. During the nine months ended September 30, 2020, $3,777 in commissions were paid to Robert T. Warrender III.

Shipping Costs

Lifted shares a shipping account with a company operated by Nicholas S. Warrender’s father, Robert T. Warrender II, who is also a member of the board of directors of LFTD Partners Inc. Lifted does this in an effort to reduce shipping costs, as the shipper gives a price discount based on volume. Lifted reimburses Robert T. Warrender II’s company for the cost of shipping. During the three and nine months ended September 30, 2021, Lifted reimbursed Robert T. Warrender II $75,838 and $150,266 in shipping costs, respectively. During the three and nine months ended September 30, 2020, Lifted reimbursed Robert T. Warrender II $11,937 and $21,070 in shipping costs, respectively.

Transactions with 95th Holdings, LLC

In Zion, Illinois, Lifted rented 3,300 square feet of space under a lease that terminated on June 1, 2021. Since June 2, 2021, Lifted has been renting the space on a month-to-month basis. Up until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefor.

Lifted’s rented space in Zion, Illinois, was not adequate in light of various issues including zoning uncertainties, lack of air conditioning, and small size. As such, on December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Landlord”) for office, laboratory and warehouse space in a building located at 5511 95th Avenue, in the City of Kenosha, State of Wisconsin (the “Premises”). The lease commencement date was January 1, 2021, and lease termination date is January 1, 2026.

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

During the three months ended September 30, 2021, Lifted paid $17,219 in rent to 95th Holdings, LLC, and owed $3.25 in September 2021 rent at September 30, 2021 to 95th Holdings, LLC.

During the three months ended June 30, 2021, Lifted paid $17,222 in rent to 95th Holdings, LLC; Lifted also paid property taxes of $2,383 via 95th Holdings, LLC.

During the three months ended March 31, 2021, Lifted paid a total of $17,222 in rent to 95th Holdings, LLC.

Transaction with SmplyLifted LLC

On February 2, 2021, Lifted owed SmplyLifted $450; on February 10, 2021, Lifted paid SmplyLifted the $450.

Amounts Owed to Related Parties

Amounts Owed to Lifted

On a quarterly basis, SmplyLifted LLC reimburses Lifted for William C. Jacobs’ time as the Chief Financial Officer at William C. Jacobs’ hourly rate. As of September 30, 2021, SmplyLifted LLC owed $313 to Lifted as reimbursement for William C. Jacobs’ time as the Chief Financial Officer. At September 30, 2020, there was a management bonus payable of $100,000 owed to William C. “Jake” Jacobs; there were no other payables owed to William C. “Jake” Jacobs.

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

On August 30, 2021, CEO Gerard M. Jacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. Gerard M. Jacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. Gerard M. Jacobs also demanded immediate payment of $8,438.50 of the bonuses which are currently due and payable by the Company to Gerard M. Jacobs, and Gerard M. Jacobs hereby allocated and applied such $8,438.50 to pay for the aggregate cost of purchasing and exercising the above warrants.

As of September 30, 2021, there was total interest of $7,043 payable to Gerard M. Jacobs related to the Delayed December 1, 2020 Cash Bonus to Gerard M. Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted.

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

As of September 30, 2021, there was total interest of $2,992 payable to William C. “Jake” Jacobs related to the Delayed December 1, 2020 Cash Bonus to William C. “Jake” Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted. Also as of September 30, 2021, there were $233 in travel expense reimbursements owed to William C. “Jake” Jacobs.

$2,681 in income tax previously erroneously paid by William C. Jacobs to the Illinois Department of Revenue during the year ended December 31, 2021, and refunded back to Lifted by the Illinois Department of Revenue in January 2021, was repaid to William C. Jacobs during the quarter ended June 30, 2021.

At December 31, 2020, there was a management bonus payable of $100,000 owed by the Company to William C. “Jake” Jacobs. William C. Jacobs is the son of Gerard M. Jacobs, Chief Executive Officer of the Company, and the nephew of director James S. Jacobs. Also at December 31, 2020, there was $12 in expense reimbursements owed by SmplyLifted LLC to William C. “Jake” Jacobs.

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

As such, as of September 30, 2021, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $120,205 owed to Nicholas S. Warrender. In comparison, as of December 31, 2020, in addition to the Promissory Note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $64,110 owed to Nicholas S. Warrender. Interest on the Promissory Note shall be 2% per year. The maturity date of the Promissory Note is the earlier of (a) the date which is 30 days after the last day of the calendar quarter during which Lifted's aggregate EBITDA (aggregate earnings before interest, taxes, depreciation and amortization) since the Closing Date of the Merger exceeds $7.5 million, or (b) the date which is the fifth anniversary of the closing date of the Merger.

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

During the three and nine months ended September 30, 2021, Corner Vapory purchased $8,330 and $10,231, respectively, worth of products from Lifted, and Lifted recorded a receivable of $0 from Corner Vapory as of September 30, 2021.

In comparison, during the year ended December 31, 2020, Corner Vapory purchased $10,264 worth of products from Lifted. Corner Vapory is provided distributor pricing, similar to many other individual vape shops that are customers of Lifted.

During the three and nine months ended September 30, 2020, Corner Vapory purchased $6,266 and $9,139, respectively, worth of products from Lifted, and Lifted recorded a receivable of $1,003 from Corner Vapory as of September 30, 2020.

Transactions with Canna Vita

Nicholas S. Warrender is a 50% owner in Canna Vita, a CBD shop, located in Kenosha, Wisconsin.

During the three and nine months ended September 30, 2021, Canna Vita purchased $13,512 and $23,801, respectively, worth of products from Lifted, and Lifted recorded a receivable of $9,070 from Canna Vita as of September 30, 2021. In comparison, during the year ended December 31, 2020, Canna Vita purchased $8,939 worth of products from Lifted, and Lifted recorded a receivable of $1,839 from Canna Vita as of December 31, 2020. Canna Vita is provided distributor pricing, similar to many other individual vape shops that are customers of Lifted.

During the three and nine months ended September 30, 2020, Canna Vita purchased $0 and $7,659, respectively, worth of products from Lifted, and Lifted recorded a receivable of $7,659 from Canna Vita as of September 30, 2020.

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

During the three and nine months ended September 30, 2021, Squeez Juice Bar purchased $1,238 and $11,359, respectively, worth of products from Lifted, and Lifted recorded a receivable of $0 from Squeez Juice Bar as of September 30, 2021. In comparison, during the quarter ended March 31, 2021, Squeez Juice Bar purchased $5,363 worth of products from Lifted.  Squeez Juice Bar purchased $182 worth of products from Lifted in 2020, all of which were purchased during the three months ended September 30, 2020.

Transactions with Liquid Event Marketing

Liquid Event Marketing is a company owned by Lifted’s Director of Operations, who was hired by Lifted on March 29, 2021. During the quarter ended June 30, 2021, Lifted paid Liquid Event Marketing $54,829 for the purchase of fixed assets, the installation of fixed assets, and other services.

During the quarter ended September 30, 2021, Lifted paid $26,465 to Liquid Event Marketing for labor and consulting, and Lifted recognized a payable to Liquid Event Marketing for $19,965 at September 30, 2021.

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

Financing Warrants – On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of LSFP approved by unanimous written consent borrowings by LSFP on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of LSFP; (2) the borrowings will be evidenced by promissory notes of LSFP, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of LSFP, pursuant to a security agreement signed by LSFP in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to LSFP; (4) the notes shall be due and payable upon demand by the lenders delivered to LSFP; and (5) for each $1,000 loaned by LSFP on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of LSFP, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023.

As of December 31, 2018, a total of $30,791 had been borrowed by LSFP on such terms, and warrants to purchase 25,000 shares of common stock of LSFP had been issued to Joshua A. Bloom and warrants to purchase 12,500 shares of common stock of LSFP had been issued to Gerard M. Jacobs. As of December 31, 2018, there was also a total of $1,381 in interest payable to Joshua A. Bloom and Gerard M. Jacobs, related to these borrowings.

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

On January 7, 2019, Gerard M. Jacobs loaned to the Company $5,968. In exchange, a warrant to purchase 7,500 shares of common stock of LSFP was issued to Gerard M. Jacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to Gerard M. Jacobs on January 7, 2019 was $10,949.

On January 21, 2019, Gerard M. Jacobs loaned to the Company $804. In exchange, a warrant to purchase 1,250 shares of common stock of LSFP was issued to Gerard M. Jacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to Gerard M. Jacobs on January 21, 2019 was $1,825.

On February 6, 2019, Gerard M. Jacobs loaned to the Company $8,000. In exchange, a warrant to purchase 10,000 shares of common stock of LSFP was issued to Gerard M. Jacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to Gerard M. Jacobs on February 6, 2019 was $13,999.

On March 13, 2019, all of these borrowings and the related interest payable to Joshua A. Bloom and Gerard M. Jacobs was repaid. In total, $21,540 was paid to Joshua A. Bloom, and $26,628 was paid to Gerard M. Jacobs.

On August 30, 2021, CEO Gerard M. Jacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. Gerard M. Jacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. Gerard M. Jacobs also demanded immediate payment of $8,438.50 of the bonuses which are currently due and payable by the Company to Gerard M. Jacobs, and Gerard M. Jacobs hereby allocated and applied such $8,438.50 to pay for the aggregate cost of purchasing and exercising the above warrants.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

Stock Buy-back Transactions with a Non-Affiliate Stockholder

On November 24, 2020, LFTD Partners Inc. purchased 36,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $0.95 per share for a total of $34,200. These shares are held in treasury.

On January 8, 2021, LFTD Partners Inc. purchased 36,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $0.95 per share for a total of $34,200. These shares are held in treasury.

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

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of October 15, 2021, 60,400 shares of Series A Preferred Stock have been converted into a total of 6,040,000 shares of common stock of the Company, which leaves 5,750 shares of Series A Preferred Stock currently outstanding.

As of September 30, 2021 and December 31, 2020, the Company has accrued a liability of $7,578 and $145,561, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the three months ended September 30, 2021 and 2020, a total of $0 and $0, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. During the nine months ended September 30, 2021 and 2020, a total of $199,187 and $198,450, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. . On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of October 15, 2021, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding.

As of September 30, 2021 and December 31, 2020, the Company has accrued a liability of $1,784 and $5,782, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three months ended September 30, 2021 and 2020, a total of $4,500 and $13,500 respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders. During the nine months ended September 30, 2021 and 2020, a total of $10,344 and $13,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

Share-Based Compensation – During the three and nine months ended September 30, 2021, the Company did not recognize any share-based compensation.

During the year ended December 31, 2020, the Company recognized $733,499 in share-based compensation related to the issuance of warrants to Gerard M. Jacobs. The Company also recognized $660,149 in share-based compensation related to the issuance of warrants to William C. “Jake” Jacobs. These warrants were issued to Gerard M. Jacobs and William C. “Jake” Jacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to Gerard M. Jacobs and William C. “Jake” Jacobs upon the execution of employment agreements, which were signed on February 24, 2020 upon the closing of the acquisition of Lifted. The five-year warrants give Gerard M. Jacobs the right to purchase 250,000 shares of common stock of LSFP exercisable at $5.00 per share. The five-year warrants give William C. “Jake” Jacobs the right to purchase 225,000 shares of common stock of LSFP exercisable at $5.00 per share. The warrants were valued using the Black-Scholes valuation model as of the date of issuance, assuming an estimated life of 2.5 years and estimated future volatility of 361.49%.

During the nine months ended September 30, 2020, the Company recognized $733,530 in share-based compensation related to the issuance of warrants to Gerard M. Jacobs. The Company also recognized $660,177 in share-based compensation related to the issuance of warrants to William C. “Jake” Jacobs. These warrants were issued to Gerard M. Jacobs and William C. “Jake” Jacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to Gerard M. Jacobs and William C. “Jake” Jacobs upon the execution of employment agreements, which were signed on February 24, 2020 upon the closing of the acquisition of Lifted. The five-year warrants give Gerard M. Jacobs the right to purchase 250,000 shares of common stock of LSFP exercisable at $5.00 per share. The five-year warrants give William C. “Jake” Jacobs the right to purchase 225,000 shares of common stock of LSFP exercisable at $5.00 per share. The warrants were valued using the Black-Scholes valuation model as of the date of issuance, assuming an estimated life of 2.5 years and estimated future volatility of 361.49%.

Stock Option and Warrant Activity – The following is a summary of stock option and warrant activity as of September 30, 2021 and changes during the period then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, April 1, 2021	4,517,869	$ 2.37	3.69	$ 23,198,015
Warrants Exercised During Q2 2021	143,092
Warrants Forfeited During Q2 2021	61,329
Warrants Exercised During Q3 2021	1,281,250
Options Exercised During Q3 2021	65,000
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, September 30, 2021	2,967,198	$ 3.48	3.83	$ 5,099,647
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, September 30, 2021	4,962,198	$ 3.30	3.62	$ 7,787,147

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

Retirement of 72,000 Shares of Common Stock Held in Treasury

On August 31, 2021, the Company retired 72,000 shares of common stock held in treasury. The retirement of these shares was accounted for under the cost method of accounting.

Exercise of Warrants by Gerard M. Jacobs

On August 30, 2021, CEO Gerard M. Jacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. Gerard M. Jacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. Gerard M. Jacobs also demanded immediate payment of $8,438.50 of the bonuses which are currently due and payable by the Company to Gerard M. Jacobs, and Gerard M. Jacobs hereby allocated and applied such $8,438.50 to pay for the aggregate cost of purchasing and exercising the above warrants.

Exercise of Warrants by Vincent J. Mesolella

On September 13, 2021, lead outside director Vincent J. Mesolella exercised, for an aggregate purchase price of $1.00, his right to purchase a warrant to purchase an aggregate of 500,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised and paid for, and he also exercised an option to purchase 5,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which he paid.

Exercise of Option by Joshua A. Bloom

On September 22, 2021, director Joshua A. Bloom exercised an option to purchase 5,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which he paid.

Exercise of Option by Richard E. Morrissy

On September 15, 2021, director Richard E. Morrissy exercised an option to purchase 5,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which he paid.

Exercise of Option by a Non-Affiliated Shareholder

On September 26, 2021, a non-affiliated shareholder of the Company exercised an option to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which she paid.

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

Lease of Building Located at 5511 95th Ave, Kenosha, Wisconsin

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

Lease of Space in Zion, Illinois

From June 1, 2018 through June 1, 2021, Lifted rented 3,300 square feet of space located in Zion, Illinois, for manufacturing, warehousing and office space. Since June 2, 2021, Lifted has been leasing such space on a month-to-month basis. From May 2020 until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefor.

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin

On September 23, 2021, Lifted Made entered into a Lease Agreement (the “58th Lease”) with TI Investors of Kenosha LLC, (the “Landlord”) for office and warehouse space (the “58th Leased Premises”) located at 8920 58th Place, Suite 850, Kenosha, WI 53144 (the “Property”). The 58th Leased Premises serve as sales offices and raw materials storage for Lifted Made.

The term of the 58th Lease commenced on October 1, 2021 (the “Commencement Date”). The initial term of the Lease will extend approximately three years from the Commencement Date, unless earlier terminated in accordance with the terms and conditions of the 58th Lease. While extensions are not prohibited, Lifted Made does not have the right to unilaterally elect to extend the term of the 58th Lease for an additional term.

Under the terms of the 58th Lease, Lifted Made will lease approximately 5,000 square feet at the Property and pay a base square foot charge of $5.75 per square foot per annum, with a 3% increase in rent each year during the term. Lifted Made will also be responsible for paying its proportionate share of real estate taxes and other operating costs.

Rent Schedule

Date	Base Monthly Rent
10/01/2021 – 09/30/2022	$2,395.84
10/01/2022 – 09/30/2023	$2,467.72
10/01/2023 – 09/30/2024	$2,541.75

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2021
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $43,356 in 2021 and $35,650 in 2020	Non-Current Assets	$ -

Liability	Balance Sheet Line	September 30, 2021
Current Operating Lease Liability	Current Liabilities	$ -

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2021
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $37,010 in 2021 and $0 in 2020	Non-Current Assets	$ 1,443,397

Liability	Balance Sheet Line	September 30, 2021
Current Finance Lease Liability and Non-Current	Current Liabilities	$ 21,904
Finance Lease Liability	Non-Current Liabilities	$ 1,446,525

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	Three Months September 30, 2021	Nine Months September 30, 2021	Year Ended December 31, 2020
Lease Cost:
Amortization of Right-of-Use Assets	$ 12,337	$ 37,010	$ -
Interest on lease liabilities	13,188	39,673	-
Operating Lease Expense	-	8,000	19,200
Total	$ 25,525	$ 84,683	$ 19,200

As described in Note 3, a portion of monthly overhead costs such as this lease expense are allocated to finished goods.

Future maturities of Finance and Operating lease liabilities as of September 30, 2021 are as follows:

Maturities Analysis as of September 30, 2021:		Finance	Operating
2021		$ 21,618	$ -
2022		70,267	-
2023		71,672	-
2024		73,106	-
2035		74,568	-
Thereafter		1,375,000	-
	Total	$ 1,686,231	$ -
	Less: Present value discount	(217,802)	-
	Lease Liability	$ 1,468,429	$ -

Payment of Finders’ Fees Related to Ablis

The Company has agreed to pay finders’ fees to two finders in regard to the potential purchase of an additional 15% of the stock of Ablis. The Company has agreed to pay those two finders additional warrants to purchase shares of common stock of the Company at an exercise price of $1 per share exercisable at any time on or before April 30, 2024; in the event that the Company closes on the purchase of up to an additional 15% of the common stock of Ablis, then the total amount of such warrants will be 2,814 unregistered shares of common stock of the Company at an exercise price of $1 per share for each additional one percent of Ablis’ common stock so purchased (a maximum issuance of warrants to purchase an aggregate of 42,210 unregistered shares of common stock of the Company at an exercise price of $1 per share).

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

(1)Starting during June 2019 until the closing of the Lifted Merger on February 24, 2020, we paid Gerard M. Jacobs and William C. "Jake" Jacobs consulting fees of $7,500 and $5,000 per month, respectively. Upon the closing of the Lifted Merger, we entered into Executive Employment Agreements with Gerard M. Jacobs and William C. "Jake" Jacobs as described in the section above entitled "Executive Employment Agreements";

(2)The closing of the Lifted Merger triggered obligations of the Company to pay cash bonuses to the Company's CEO Gerard M. Jacobs and the to the Company's President and CFO William C. "Jake" Jacobs of $250,000 and $100,000, respectively, of which bonuses only $50,000 has been paid to date to Gerard M. Jacobs, and which are accruing 2%

annual interest on and after January 1, 2021, and of which bonuses $8,438.50 of the bonuses currently due and payable by the Company to Gerard M. Jacobs were allocated and applied to pay for the aggregate cost of purchasing and exercising certain warrants on August 30, 2021 (see section above titled “Exercise of Warrants by Gerard M. Jacobs”).

(3)Upon demand by Gerard M. Jacobs and William C. Jacobs on or after January 1, 2021, or the first date when we have raised a total of at least $15 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively;

(4)Upon the earlier of December 1, 2021, or the first date when we have raised a total of at least $25 million after January 1, 2019, we will pay Gerard M. Jacobs and William C. "Jake" Jacobs cash bonuses of $250,000 and $100,000, respectively;

(5)The terms of Gerard M. Jacobs' stock options granted by us to purchase shares of common stock of LSFP which were set to expire (unless previously exercised) during November 2020 or during September 2021, respectively, have been extended so that all of such stock options may be exercised by Gerard M. Jacobs at any time on or before December 31, 2024;

(6)We granted to Gerard M. Jacobs and to William C. "Jake" Jacobs so-called "tag along" registration rights for all of our shares owned by Gerard M. Jacobs, by William C. "Jake" Jacobs, or by any of their respective affiliates, and for all of our shares issuable to Gerard M. Jacobs, to William C. "Jake" Jacobs, or to any of their respective affiliates upon the exercise of his or their options or warrants to purchase shares of common stock of LFTD Partners Inc.; and

(7)We issued to Gerard M. Jacobs and William C. "Jake" Jacobs five-year warrants containing a "cashless exercise" feature giving Gerard M. Jacobs and William C. "Jake" Jacobs (or his designee(s)) the right to purchase 250,000 and 225,000 shares, respectively, of common stock of LFTD Partners Inc. exercisable at $5.00 per share.

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

As mentioned in NOTE 9 – RELATED PARTY TRANSACTIONS, during the three and nine months ended September 30, 2021, $26,196 and $43,678, respectively, in compensation was paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother and also a salesman for Lifted.

As mentioned in NOTE 9 – RELATED PARTY TRANSACTIONS, during the twelve months ended December 31, 2020, $172 in commissions were paid to Vincent J. Mesolella, LFTD Partners Inc.’s lead outside director.

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

Lifted currently is involved in one pending lawsuit, as the plaintiff:

(1)Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe – The Company has filed an action in a case styled “Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow. The Company is also requesting approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The matter was recently filed and the Company intends to pursue the action and recover its damages.

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

Lifted is also in the process of preparing a complaint against a distributor for the non-payment of product.

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

During the quarter ended September 30, 2021, the Company accrued $400,000 for the Annual Bonus. As of September 30, 2021, the total accrual for the Annual Bonus was $1,559,335.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2021, which is the date through which the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “LFTD Partners,” “LSFP,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc., formerly known as Acquired Sales Corp., had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $12,758,035 as of September 30, 2021. LFTD Partners Inc. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year, and the Company is obligated to pay management bonuses that it does not currently have sufficient money to pay. These matters raise substantial doubt about our ability to continue as a going concern.

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

Overview

Please refer to “NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.” for information.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of September 30, 2021 and December 31, 2020, as well as cash flows for the nine months ended September 30, 2021 and 2020.

	September 30, 2021	December 31, 2020

Current Assets	$9,366,397	$3,264,777
Current Liabilities	4,153,654	2,308,722
Working Capital	5,212,743	956,055

	For the Nine Months Ended
	September 30,
	2021	2020
Net Cash Provided by (Used in) Operating Activities	$4,350,358	$(1,121,308)
Net Cash Used in Investing Activities	$(366,764)	$(3,044,564)
Net Cash Used in Financing Activities	$(118,094)	$(62,327)

Comparison of September 30, 2021 to September 30, 2020

At September 30, 2021, we had consolidated cash and cash equivalents of $4,304,580. In comparison, at September 30, 2020, we had consolidated cash and cash equivalents of $156,730.

Consolidated current assets of $9,366,397 at September 30, 2021 primarily consisted of cash and cash equivalents of $4,304,580, net accounts receivable of $1,930,365, prepaid expenses of $645,798, loan to SmplyLifted of $387,500 and inventory of $2,097,406. The consolidated current assets are adequate to fund current operations and to fulfill corporate obligations or to fund growth and potential acquisitions. In comparison, consolidated current assets of $1,558,496 at September 30, 2020 consisted of prepaid expenses of $16,633, interest receivable of $1,475, note receivable from CBD Lion of $76,591, and net accounts receivable of $652,558.

Consolidated current liabilities as of September 30, 2021 of $4,153,654 primarily consisted of accounts payable and accrued expenses of $1,465,281, the company-wide management bonus pool of $1,559,335, deferred revenue of $675,739, $291,562 in accrued management bonuses payable to Gerard M. Jacobs and William C. Jacobs, total interest payable of $130,240 payable to Gerard M. Jacobs, William C. Jacobs and Nicholas S. Warrender, and dividends payable of $7,578 to the Series A Convertible Preferred Stock holders, and dividends payable of $1,784 payable to the Series B Convertible Preferred Stock holders.

In comparison, consolidated current liabilities as of September 30, 2020 totaled $815,325. At September 30, 2020, primarily driving the current liabilities was $350,000 in accrued management bonuses payable to Gerard M. Jacobs and William C. “Jake” Jacobs, dividends payable of $95,541 to the Series A Convertible Preferred Stock holders, dividends payable of $3,501 payable to the Series B Convertible Preferred Stock holders, interest of $45,206 payable to Nicholas S. Warrender, and deferred revenue of $82,979.

Comparison of the three and nine months ended September 30, 2021 to September 30, 2020

During the three and nine months ended September 30, 2021, LFTD Partners recognized net sales of $8,820,952 and $18,869,366, respectively. In comparison, during the three and nine months ended September 30, 2020, LFTD Partners recognized net sales of $1,509,437 and $3,147,802, respectively.

LFTD Partners recognized a company-wide management bonus pool expense of $400,000 and $1,559,335 for the three months and nine months ended September 30, 2021, respectively.

LFTD Partners recognized $0 in stock compensation expense three months ended September 30, 2021 and September 30, 2020, respectively.

During the three months ended September 30, 2020, LSFP recognized $0 in stock compensation expense. During the nine months ended September 30, 2020, LFTD Partners recognized a total of $1,393,648 in stock compensation expense. Of the total, $733,499 came from the issuance of warrants to Gerard M. Jacobs. The Company also recognized $660,149 in stock compensation expense related to the issuance of warrants to William C. “Jake” Jacobs. These warrants were issued to Gerard M. Jacobs and William C. “Jake” Jacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to Gerard M. Jacobs and William C. “Jake” Jacobs upon the execution of employment agreements, which were signed on February 24, 2020.

Also during the three months ended March 31, 2020, LFTD Partners recognized a total of $350,000 in management bonus expense. Pursuant to Gerard M. Jacobs’ and William C. “Jake” Jacobs’ employment agreements, Gerard M. Jacobs and William C. “Jake” Jacobs were to be paid $250,000 and $100,000, respectively, upon the closing of LFTD Partners’ acquisition of Lifted. These management bonuses are accrued for on the balance sheet as of March 31, 2020, and still today, LSFP has not yet paid $291,562 of these bonuses. These bonuses are payable upon demand. Also, Lifted applied for and received a $10,000 loan advance under the EIDL (“EIDL Advance”) on April 20, 2020. Lifted recognized a $10,000 gain on the forgiveness of this EIDL Advance on April 21, 2020. During the three months ended June 30, 2020, Lifted was refunded $34,429 of merchant account fees, and the Illinois Department of Revenue refunded Lifted $43,817 of sales tax.

During the three months ended September 30, 2021, approximately 99% and 1% of sales were generated from the sale of hemp and hemp-derived products and e-liquid and disposable e-cigarettes, respectively. During the nine months ended September 30, 2021, approximately 96% and 4% of sales were generated from the sale of hemp and hemp-derived products and e-liquid and disposable e-cigarettes, respectively.

In comparison, during the three months ended September 30, 2020, approximately 55%, 9%, and 36% of sales were generated from the sale of hemp and hemp-derived products, e-liquid and disposable e-cigarettes, and hand sanitizer, respectively. During the period February 24, 2020 (date of the Merger) through September 30, 2020, approximately 31%, 30%, and 39% of sales were generated from the sale of hemp and hemp-derived products, e-liquid and disposable e-cigarettes, and hand sanitizer, respectively. Sanitizer sales were COVID-specific and future revenues from this product line may be minimal.

During the three months ended September 31, 2020, there was $3,910 of raw goods expensed because they were spoiled.

In comparison, during the three months ended September 30, 2020, $6,900 worth of melted CBD-infused hard candies was expensed, and $9,383 worth of other finished goods were expensed (primarily e-liquids), and $45,546 worth of raw goods (primarily related to e-liquid manufacturing) was expensed. The CBD-infused hard candies were expensed because they had melted together and were no longer sellable as individual units. The e-liquid-related raw goods and finished goods were expensed because Lifted discontinued the sale of certain e-liquid products in early September 2020.

During the three and nine months ended September 30, 2021, we incurred selling, general and administrative expenses of $139,286 and $291,224, respectively. Selling, general and administrative expenses primarily consisted of utilities, lab testing expenses, heath/dental/vision expenses, travel, meals and entertainment, SEC filing fees, office supplies, postage, state filing fees, and phone and internet and hotspot expenses.

During the three and nine months ended September 30, 2020, we incurred selling, general and administrative expenses of $40,568 and $90,015, respectively. Selling, general and administrative expenses primarily consisted of rent, utilities, lab testing expenses, heath/dental/vision expenses, travel, meals and entertainment, SEC filing fees, marketing (press releases), OTC Markets-related expenses, office supplies, postage, state filing fees, and phone and internet and hotspot expenses.

During the nine months ended September 30, 2021, net cash of $4,350,358 was provided by operating activities. Cash was used for primarily for prepaid expenses, inventory, and payroll. During the same period, $366,764 net cash was used in investing activities, the majority of which was used to purchase fixed assets. Also, during the nine months ended September 30, 2021, $118,094 net cash was used in financing activities, primarily to make dividend payments of $199,188 and $10,344 to holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively; also, during the quarter ended March 31, 201, $34,200 was used to purchase shares 36,000 shares of common stock, bringing the total shares of common stock held in treasury to 72,000 shares as of March 31, 2021. All 72,000 shares of common stock held in treasury were cancelled during the quarter ended September 30, 2021.

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

During the nine months ended September 30, 2021, cash increased by $3,865,500, and we had $4,304,580 in unrestricted cash at September 30, 2021.

In comparison, during the nine months ended September 30, 2020, cash decreased by $4,228,199, and we had $156,730 in unrestricted cash at September 30, 2020.

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

Please refer to Note 7 – Notes Receivable.

The William Noyes Webster Foundation, Inc.

Please refer to Note 7 – Notes Receivable.

Acquisition of Real Estate in Rhode Island

As discussed in our prior public filings, we have attempted to acquire one or more of the Mesolella/Jacobs Properties. The Mesolella/Jacobs Properties are parcels of real estate in Rhode Island that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to LFTD Partners. One of the Mesolella/Jacobs Properties was also partly owned by an affiliate of our Chief Executive Officer, Gerard M. Jacobs.

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

Tax Provision

The Company is currently evaluating its deferred tax allowance. Once the Company has achieved six consecutive profitable quarters, management plans to evaluate if a tax provision is necessary.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in recent months in the development and distribution of vaccines. It has already disrupted global travel and supply chains and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally and there is uncertainty as to when these disruptions will fully subside.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on our customers’ and prospects’ business and operations in future periods. Although our total revenues for the three months ended September 30, 2021 were not materially impacted by COVID- 19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have adapted our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker's Executive Order in response to the pandemic, have materially damaged Lifted's business, among other things by disrupting Lifted's access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: limitations on the ability of our customers to conduct their business, purchase our products , and make timely payments; curtailed consumer spending; deferred purchasing decisions; supply chain problems and delays, and changes in demand from retail customers. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As indicated in our Form 10-K for the year ended December 31, 2020, management concluded that our internal control over financial reporting was not effective. Management’s assessment of internal controls over financial reporting has not changed at September 30, 2021. There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation that result in material weaknesses in internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Description of Legal Proceedings

Lifted currently is involved in one pending lawsuit, as the plaintiff:

(1)Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe – The Company has filed an action in a case styled “Lifted Liquids, Inc. v Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow. The Company is also requesting approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The matter was recently filed and the Company intends to pursue the action and recover its damages.

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

Lifted is also in the process of preparing a complaint against a distributor for the non-payment of product.

Item 1A. Risk Factors.

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2020 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the following transactions under Section 4(a)(2) of the Securities Act and/or Regulations D and S promulgated thereunder, in that such sales and issuances (i) did not involve a public offering, or (ii) were made to non-U.S. Persons and otherwise complied with Rule 903 promulgated under the Securities Act, or (iii) were made pursuant to Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

On August 30, 2021, CEO Gerard M. Jacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. Gerard M. Jacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. Gerard M. Jacobs also demanded immediate payment of $8,438.50 of the bonuses which are currently due and payable by the Company to Gerard M. Jacobs, and Gerard M. Jacobs allocated and applied such $8,438.50 to pay for the aggregate cost of purchasing and exercising the above warrants.

On September 13, 2021, lead outside director Vincent J. Mesolella exercised, for an aggregate purchase price of $1.00, his right to purchase a warrant to purchase an aggregate of 500,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised and paid for, and he also exercised an option to purchase 5,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which he paid.

On September 22, 2021, director Joshua A. Bloom exercised an option to purchase 5,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which he paid.

On September 15, 2021, director Richard E. Morrissy exercised an option to purchase 5,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which he paid.

On September 26, 2021, a non-affiliated shareholder of the Company exercised an option to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $2.00 per share, which she paid.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Mine Safety Disclosures.

None; not applicable.

Item 5. Other Information.

Trading Symbol Change

On September 13, 2021, our stock trading symbol was changed to LSFP from AQSP.

Item 6. Exhibits.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form 8-K	June 21, 2021
10.59	Letter of Intent relating to the proposed acquisition of Savage Enterprises, Premier Greens LLC and MKRC Holdings, LLC

Form 8-K	September 2, 2021
10.60	Letter of Intent relating to the proposed acquisition of Fresh Farms

Form 8-K	October 13, 2021
10.61	Lease Agreement

This Form 10-Q

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2021

LFTD Partners Inc.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer