Form 10-K
period 2021-12-31
LFTD PARTNERS INC.
filed 2022-03-31
CIK 1391135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

File Number: 000-51230

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

(Title of Class)

LIFD

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,433,492. The voting stock held by non-affiliates on that date consisted of 5,591,188 shares of common stock.

As of March 21, 2022, there were 13,977,578 shares of the registrant’s common stock outstanding.

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K, and in our other SEC public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

SUMMARY OF RISK FACTORS

The principal factors that make an investment in LFTD Partners speculative or risky include the following:

•	The Company’s stock is not traded on a national stock exchange and as a result a stockholder’s ability to sell shares of stock owned by a stockholder could be difficult.
•	The Company primarily sells hemp-derived products, including products containing delta-8-THC, delta-9-THC, delta-10-THC, HHC, THCO, THCV, CBD, CBG, CBN and other cannabinoids, and products that contain nicotine. All of these are, or may become, subject to significant government regulation, enforcement of which could be a threat to the survival of our Company.
•	The market for the products we sell is a fairly new and developing market that is subject to significant disruptions as it develops, including entry of large competitors in the space.
•	The Company is controlled by a small number of people who are important to the business. The loss of any of these people could have a detrimental effect on our Company. Such a small number of close people also can skew the direction of the Company in a manner in which stockholders do not agree.
•	Due to the fact that we sell consumer products and in particular due to the nature of the products, the Company could be subject to product liability lawsuits, including class action lawsuits.

ITEM 1. BUSINESS

Description of the Business of LFTD Partners Inc.

LFTD Partners Inc. (hereinafter sometimes referred to as “LFTD Partners”, the “Company”, “LIFD”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQB Venture Market under the trading symbol LIFD.

Our business is primarily focused upon acquiring rapidly growing companies that manufacture and sell branded, products containing hemp-derived cannabinoids (e.g. delta-8-THC, delta-9-THC, delta-10-THC, THCV, HHC, THCO, CBDA, CBC, CBG, CBN, and CBD), nicotine, kratom, kava and psychedelic products (a “Canna-Infused Products Company”).

Management of the Company is open-minded to the concept of also acquiring operating businesses and/or assets involving products containing marijuana, distilled spirits, beer, wine, and real estate. In addition, management of the Company is open-minded to the concept of acquiring all or a portion of one or more operating businesses and/or assets that are considered to be “essential” businesses which are unlikely to be shut down by the government during pandemics such as COVID-19. From time to time, we engage in discussions with potential acquisition targets.

To date, we have acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made (formerly Warrender Enterprise Inc. d/b/a Lifted Liquids) (www.LiftedMade.com), Kenosha, Wisconsin (“Lifted Made” or “Lifted”).

On April 30, 2019, we also closed on the acquisition of 4.99% of the common stock of each of CBD-infused beverages maker Ablis Holding Company (“Ablis”) (www.AblisCBD.com), and of distilled spirits manufacturers Bendistillery Inc. (“Bendistillery”)and Bend Spirits, Inc. (“Bend Spirits”), all located in Bend, Oregon.

Prior to February 9, 2022, Lifted Made had a 50% membership interest in SmplyLifted LLC, which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com). On February 9, 2022, Lifted Made sold its 50% membership interest in SmplyLifted LLC to Corner Vapory LLC. For more information, please refer to NOTE 15 – SUBSEQUENT EVENTS.

Termination of Letter of Intent relating to the proposed acquisition by the Company of Savage Enterprises, Premier Greens LLC and MKRC Holdings, LLC

On December 15, 2021, the Company, our Chairman and CEO Gerard M. Jacobs (“GJacobs”), our President and CFO William C. “Jake” Jacobs (“WJacobs”), and our Vice Chairman and COO Nicholas S. Warrender (“NWarrender”), Savage Enterprises, a Wyoming corporation (“Savage”), Premier Greens LLC, a California limited liability company (“Premier Greens”), MKRC Holdings, LLC, a Wyoming limited liability company (“MKRC”), Christopher G. Wheeler (“Wheeler”), and Matt Winters (“Winters”), mutually stipulated to terminate the Letter of Intent dated June 15, 2021 that set out the Company’s possible acquisition of Savage, Premier Greens and MKRC. As a result, no acquisition of Savage, Premier Greens or MKRC by the Company will occur.

Termination of Letter of Intent relating to the proposed acquisition by the Company of Fresh Farms E-Liquid, LLC

On December 16, 2021, the Company, Fresh Farms E-Liquid, LLC, a California limited liability company (“Fresh Farms”), Anthony J. Devincentis (“Devincentis”), Jakob M. Audino (“Audino”), Forrest F. Town (“Town”), John Z. Petti (“Petti”), GJacobs, NWarrender, WJacobs, Wheeler and Winters mutually stipulated to terminate the Letter of Intent dated September 1, 2021 that set out the Company’s possible acquisition of Fresh Farms. As a result, no acquisition of Fresh Farms by the Company will occur.

Capital Raise

Cash on hand is currently limited, so in order to close future acquisitions, it likely will be necessary for us to raise substantial additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

With the assistance of an investment bank, we are currently exploring the possibility of raising $5 million or more through some combination of debt and equity offerings in order to pay off the remaining $2.75 million owed in connection with our acquisition of Lifted, to purchase for $1.375 million the building located at 5511 95th Avenue, Kenosha, Wisconsin, that is currently being rented by Lifted, to pay off all other liabilities of the Company and Lifted including certain bonuses and our company-wide bonus pool, and to pay transactional fees and expenses. If we proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a Canadian stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

Corporate Information

The Company is a Nevada corporation incorporated on January 2, 1986 that is focused upon acquiring rapidly growing companies that manufacture and sell branded, products containing hemp-derived cannabinoids (e.g. delta-8-THC, delta-9-THC, delta-10-THC, THCV, HHC, THCO, CBDA, CBC, CBG, CBN, and CBD), nicotine, kratom, kava and psychedelic products (a “Canna-Infused Products Company”).

Our principal headquarters are located at 4227 Habana Ave., Jacksonville, Florida 32217. Our telephone number is (847) 915-2446. Our corporate website address is www.LFTDPartners.com.

LIFD’s wholly-owned subsidiary is award-winning hemp-derived products maker Lifted Made (www.LiftedMade.com), Kenosha, Wisconsin.

LIFD also owns 4.99% of CBD-infused beverage and products maker Ablis (www.AblisBev.com), and of distillers Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com) and Bend Spirits, Inc., all located in Bend, Oregon.

We, or our target acquisitions, have proprietary rights to a number of trademarks, service marks and trade names used in this Form 10-K which are, or may become, important to our business. Solely for convenience, the trademarks, service marks and trade names in this Form 10-K are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners.

The Lifted Made Business

History

Lifted was originally incorporated in the state of Wisconsin on September 19, 2014. Lifted was created with a passion to build a culture-based organization focused upon quality products and a healthier lifestyle.

Products

Under its flagship brands Urb Finest Flowers and Silly Shruum, Lifted manufactures and sells hemp-derived products and other psychedelic products.

Lifted also manufactures and sells similar hemp-derived products to private label clients. Lifted sells its Urb Finest Flowers brand of products and its private label clients’ products online primarily through www.LiftedMade.com. During 2020, our business also involved selling and distributing hand sanitizer, but it is unlikely that this hand sanitizer business will continue going forward.

Officers and Employees

The executives of Lifted have backgrounds in the vaping industry, sales, graphic design, distribution, marketing, accounting, and supply chain management, skills that have helped Lifted distinguish itself from the competition. Prior to and following the worst months of the COVID-19 pandemic, the Lifted team has occasionally attended trade shows throughout the USA to promote Lifted’s products. In recent months, Lifted has begun attending more hemp industry trade shows throughout the USA. The Company holds an option to purchase NWarrender’s interests in certain vape and CBD shops that are located in Wisconsin and Illinois, for a nominal price.

As of March 24, 2022, Lifted has approximately 125 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, strategy, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. Most of Lifted’s employees and independent contractors are based in Kenosha, Wisconsin, and the rest are located in Florida, Louisiana and California.

Joint Ventures

SmplyLifted LLC

Prior to February 9, 2022, Lifted Made had a 50% membership interest in SmplyLifted LLC (“SmplyLifted”), which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com).

As background: on October 16, 2020, Lifted Made had entered into a joint venture called SmplyLifted. Lifted owns 50% of SmplyLifted. The other 50% of SmplyLifted is owned by SMPLSTC LLC and its principals, who are located in Costa Mesa, California.

On February 9, 2022, Lifted Made sold its 50% membership interest in SmplyLifted LLC to Corner Vapory LLC, an affiliate of Nicholas S. Warrender, CEO of Lifted. Lifted has the option to re-purchase the 50% membership interest in SmplyLifted LLC from Corner Vapory LLC for $1,000 in cash at any time on or before December 31, 2032. For more information, please refer to NOTE 15 – SUBSEQUENT EVENTS.

SmplyLifted conducts its business at Lifted’s and SMPLSTC LLC’s offices, currently without any rent or other charges being payable by SmplyLifted. Prior to the sale of Lifted Made’s 50% interest in SmplyLifted to Corner Vapory LLC, on a quarterly basis, SmplyLifted LLC reimbursed Lifted for WJacobs’ time as the Chief Financial Officer at WJacobs’ hourly rate. Under US GAAP, the Company uses the equity method to account for its 50% membership interest in SmplyLifted. Under the equity method of accounting, the Company records its share (50%) of SmplyLifted’s earnings (or losses) as income (or losses) on the Consolidated Statements of Operations. The Company recorded its initial investment in SmplyLifted, which was $200,000, as an asset at historical cost. Under the equity method, the investment’s value is periodically adjusted to reflect the changes in value due to Lifted’s share in SmplyLifted’s income or losses. At December 31, 2021, Lifted Made wrote off its remaining investment in SmplyLifted, its receivables from SmplyLifted, and its loans to SmplyLifted.

LftdXSvg LLC

On April 22, 2021, Lifted Made and privately-held Savage Enterprises, Irvine, California, partnered to create an equally-owned new entity called LftdXSvg LLC to make and sell products containing hemp-derived THCV (tetrahydrocannabivarin). LftdXSvg LLC was never funded and the managers of LftdXSvg LLC unanimously decided to dissolve LftdXSvg LLC on June 23, 2021. However, both entities are making and selling products containing hemp-derived THCV under a collaborative brand called “Urb Extrax”. The name Urb Extrax is a combination of Lifted’s Urb Finest Flowers brand, and Savage Enterprises’ Delta Extrax brand.

Sources of Supply

Lifted sources its raw goods from many different suppliers. Lifted’s hemp and hemp-derived raw goods are third-party lab tested, and Lifted’s finished goods are also third also third-party lab tested. Lifted does not grow its own hemp or extract cannabinoids from the raw goods. However, many of Lifted’s finished goods are made in house using the raw goods purchased from third party vendors. Some finished goods are purchased from third party vendors, which make products for Lifted in accordance with Lifted’s specifications. Lifted designs the majority of its packaging in-house, and hires third party firms to produce it. In the past, Lifted also sourced gel and liquid sanitizer from various third parties.

Lifted currently believes that it would be able to find replacement manufacturers with minimal negative impact on its business. However, Lifted’s vape pens and cartridges are sourced exclusively from China. COVID-19, Chinese holidays, backups at U.S. ports, and tariffs imposed on products sourced from China could make it difficult or impossible to source these products cost effectively, or at all, from China. COVID-19, Chinese holidays, backups at U.S. ports, and/or tariffs could make it difficult or impossible for Lifted to manufacture needed quantities of its products, if at all, and could drastically increase Lifted’s product costs, all of which could have a serious detrimental impact on Lifted’s sales and profit margins.

SmplyLifted sources its inventory, packaging and marketing materials from independent suppliers.

Product Risks

Some of Lifted’s and SmplyLifted’s products currently contain hemp-derived delta-8-THC, delta-9-THC, delta-10-THC, HHC, THCO, THCV, CBD and other cannabinoids, and synthetic nicotine. There is a risk that Lifted could be targeted by regulators or consumers with claims that its products are illegal and/or unsafe.

The market for cannabinoid-infused vapes and cartridges is currently subjected to prohibitions of certain products in certain jurisdictions in response to deaths and illnesses that have occurred and that are apparently associated with vaping. In addition, certain jurisdictions have prohibited the sale of smokable hemp and hemp-derived products, including delta-8-THC. These various prohibitions and regulations may have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

Intellectual Property

Lifted maintains proprietary formulations, other trade secrets, and a custom mold for its disposable vape. However, Lifted owns no registered patents and has no patent applications pending.

Trademarks

Lifted has filed a trademark application for its “Off-Spectrum” line of products. Lifted is in the process of applying for other trademarks, as well.

R&D expenditures

Lifted’s research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products. Lifted spent less than $10,000 on research and development efforts over the past three years. Research and development costs are expensed as they are incurred.

Marketing

Lifted markets itself by networking throughout the industry through word of mouth, its website, and by attending trade shows. In the past, Lifted has also engaged a public relations and search engine optimization firm to improve its public relations and search engine optimization efforts. There can be no guarantee or assurance that Lifted’s marketing efforts will be successful or result in any additional sales or profits for Lifted.

SmplyLifted markets itself by networking throughout the industry through word of mouth, its website and by attending trade shows.

Distribution

Lifted’s distribution is done internally and through third party distributors who distribute throughout the U.S. Lifted and these distributors distribute Lifted’s products to vape and smoke shops, convenience stores, grocery stores, gyms, natural food stores, wellness stores, and other locations. Lifted believes but cannot guarantee that in the event that Lifted lost its relationship with one or more of its current distributors, that other replacement distributors could be found without significant disruption to Lifted’s business. However, the COVID-19 pandemic seriously disrupted Lifted’s distribution channels, although such disruption has generally decreased since the third quarter of 2020.

Costs and effects of compliance with environmental laws

To Lifted’s knowledge, Lifted does not currently use or generate any hazardous materials in its operations.

OLCC Review of New Directors of the Company

Due to our minority ownership interest in Bendistillery and Bend Spirits, the Oregon Liquor Control Commission (“OLCC”) has jurisdiction over our directors, officers and significant shareholders. If the OLCC were to refuse to approve any of our directors, officers or significant shareholders, it could disrupt our management and corporate governance, which could materially adversely affect our Company and the trading price of our common stock.

Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement

Registration Rights Agreement

In connection with the Merger, the Company signed a Registration Rights Agreement granting NWarrender, or his assigns, “piggyback” and “demand” registration rights in regard to any and all Company registration statements filed with the SEC on or prior to a termination date set out in the agreement, in order to permit the registration of all 3,900,455 shares of Common Stock issued to NWarrender as Stock Consideration in the Merger (“Registrable Shares”). The Registration Rights Agreement can be summarized as follows:

Subject to certain limitations, NWarrender, or his assigns, may demand registration of all or any portion of the Registrable Shares at any time beginning on the 120th day following the closing of the Merger Agreement. The Company must then file a registration statement within ten days. The Company may postpone for up to 180 days the filing or effectiveness of a registration statement for a demand registration if the board of directors determines in its reasonable good faith judgment that such demand registration would (i) materially interfere with a significant acquisition, corporate organization, financing, securities offering or other similar transaction involving the Company; (ii) require premature disclosure of material information that the Company has a bona fide business purpose for preserving as confidential; or (iii) render the Company unable to comply with requirements under the Securities Act or Exchange Act. The Company may delay a demand registration hereunder only once in any period of 12 consecutive months.

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

The $3.75M Promissory Note

At the closing of the Merger, the Company executed a secured promissory note of $3,750,000 payable to NWarrender (the “$3.75M Promissory Note”) which can be summarized as follows:

Interest on the $3.75M Promissory Note shall be 2% per year. The maturity date of the $3.75M Promissory Note is the earlier of (a) the date which is 30 days after the last day of the calendar quarter during which Lifted’s aggregate EBITDA (aggregate earnings before interest, taxes, depreciation and amortization ) since the Closing Date of the Merger exceeds $7.5 million, or (b) the date which is the fifth anniversary of the closing date of the Merger.

The $3.75M Promissory Note shall have mandatory prepayments, subject to certain limitations, within five business days following the closing of any equity or debt capital raise by the Company or Lifted following the date of the Merger Agreement wherein NWarrender is entitled to be paid at least 50% of the net proceeds of such capital raise toward a prepayment of the principal and accrued interest on the Promissory Note, excluding only the capital raise for the potential Wisconsin Acquisitions referred to in Section 5.23(a) of the Merger Agreement. See “Obligation to Pursue Two Opportunities” below. Lifted did not use any of the loan or grant money that Lifted has received from the SBA to make any payments on the Promissory Note payable jointly by the Company and Lifted to NWarrender.

The $3.75M Promissory Note is secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between NWarrender, as Secured Party, and the Company and Lifted, as Pledgors.

Repayment of $3.75M Promissory Note dated February 24, 2020 Payable by the Company to NWarrender

On December 30, 2021, the Company repaid all principal and interest due under the $3.75M Promissory Note dated February 24, 2020 payable by the Company to NWarrender that was a portion of the Merger Consideration paid by the Company to NWarrender under the Merger Agreement. Pursuant to the terms of the $3.75M Promissory Note, the unpaid balance of the note accrued interest at the rate of 2% per annum.

NWarrender kept $1,000,000 of the repayment of the $3.75M Promissory Note, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 back to the Company at the rate of 2.5%. See “Liquidity and Capital Resources” below for more information.

Stockholders Agreement

At the closing of the Merger Agreement, our Vice Chairman and COO NWarrender, our Chairman and CEO GJacobs, and our President and CFO WJacobs entered into a Stockholders Agreement which can be summarized as follows: each of them will vote all shares of our common stock now or hereafter owned or controlled by him as unanimously agreed upon by all three of them, including as to the following matters: election, removal and filling vacancies on our board of directors; our charter and bylaws; employment agreements, consulting agreements, fee agreements, base salaries, bonuses, management bonus pools amounts and calculations, management bonus pool allocations and payments, future stock options or warrants issuances, and any other direct or indirect compensation or benefits of any nature whatsoever; acquisitions; divestitures; and capital raises.

Executive Employment Agreements

At the closing of the Merger, the Company entered into employment agreements with NWarrender to serve as Co-Founder, Vice Chairman and Chief Operating Officer of the Company and as Chief Executive Officer of Lifted, with GJacobs, J.D., to serve as Chairman, Chief Executive Officer and Secretary of the Company, and with WJacobs, CPA to serve as President, Chief Financial Officer and Treasurer of the Company (collectively the “Executive Employment Agreements”), which can be summarized as follows:

Each of the Executive Employment Agreements is a “rolling” five year employment agreement wherein the executive’s employment is effective and shall continue until the fifth anniversary of the commencement of such Executive Employment Agreement, unless terminated. Each of the Executive Employment Agreements shall be deemed to be automatically extended, upon the same terms and conditions, for additional periods of one year (extending the term of such Executive Employment Agreement to five years after each such extension date), unless either party provides written notice of such party’s intention not to extend the term of such Executive Employment Agreement at least 90 days’ prior to the applicable extension date.

During the employment term, each executive shall devote substantially all of his business time and attention to the performance of his duties under his Executive Employment Agreement and shall not engage in any other business, profession or occupation for compensation or otherwise which would conflict or interfere with the performance of such services either directly or indirectly without the prior written consent of the board of directors of the Company; provided, that such executive shall be permitted to continue to participate as an officer of any corporation that owns real estate as of the date of his Executive Employment Agreement with the Company and that is owned by a family trust of which such executive is a grantor or beneficiary, and provided further that such executive, with the prior written consent of the board of directors of the Company shall be permitted to act as a director, trustee, committee member or principal of any type of business, civic or charitable organization and to purchase or own less than 5% of the publicly traded securities of any corporation provided, however, that such ownership represents a passive investment and that such executive is not a controlling person of, or a member of a group that controls, such corporation, and that such activities do not interfere with the performance of such executive’s duties and responsibilities to the Company.

As described above, pursuant to the Omnibus Agreement, commencing January 1, 2022, the Base Salary under each of the Executive Employment Agreements to be paid to Gerard M. Jacobs, William C. Jacobs and Nicholas S. Warrender is $250,000 per year. Prior to entering into the Omnibus Agreement, the annual rate of each executive’s base salary under his Executive Employment Agreement was $100,000.

Each executive shall participate in the Company’s annual company-wide management bonus pool, which can be generally described as a cash set-aside for management bonuses of an amount equal to 33% of the amount (if any) by which the Company’s actual annual consolidated EBITDA exceeds an annual consolidated EBITDA target amount that is mutually agreed upon between the Chairman of the Compensation Committee of the board of directors, on the one hand, and NWarrender, GJacobs and WJacobs, on the other hand, with the allocation of such management bonus pool to be determined by unanimous written agreement of such three executives.

Please read the below section “Allocation and Payment of Bonus Pool” for more information about the company-wide Bonus Pools for 2021 and 2022.

The Company provides to each executive an employee benefits package including fully paid Blue Cross/Blue Shield or equivalent family health, vision and dental insurance. The Company also provides to each executive prompt reimbursement for all documented business-related expenses paid or incurred by such executive in connection with the Company, including but not limited to airfare, rail, taxi, rental cars, parking, tolls, gasoline for business trips, meals, entertainment, hotel, office supplies, mobile phone, internet, hotspot, and postage expenses.

Each executive’s employment may be terminated by either the Company or such executive at any time and for any reason, provided that any termination of such executive’s employment by the Company without cause will trigger significant payment obligations by the Company to such executive.

Impact of the Merger on GJacobs’ and WJacobs’ Compensation Agreement

The Company entered into a Compensation Agreement dated as of June 19, 2019, with our CEO GJacobs and our President and CFO WJacobs. The material terms of the Compensation Agreement, as amended on December 1, 2020, but prior to the Omnibus Agreement and the Amended Omnibus Agreement described below, can be summarized as follows:

(1) Starting during June 2019 until the closing of the Lifted Merger on February 24, 2020, we paid GJacobs and WJacobs consulting fees of $7,500 and $5,000 per month, respectively. Upon the closing of the Lifted Merger, we entered into Executive Employment Agreements with GJacobs and WJacobs as described in the section above entitled “Executive Employment Agreements”;

(2) The closing of the Lifted Merger triggered obligations of the Company to pay cash bonuses to the Company’s CEO GJacobs and to the Company’s President and CFO WJacobs of $250,000 and $100,000, respectively, of which as of December 31, 2021 only $50,000 had been paid to GJacobs, and which accrued 2% annual interest on and after January 1, 2021, and of which $8,439 of the bonuses due and payable by the Company to GJacobs were allocated and applied to pay for the aggregate cost of GJacobs’ purchasing and exercising certain warrants on August 30, 2021 (see section below titled “Exercise of Warrants by Gerard M. Jacobs”);

(3) Upon demand by GJacobs and WJacobs on or after January 1, 2021, or the first date when we have raised a total of at least $15 million after January 1, 2019, we were obligated to pay GJacobs and WJacobs cash bonuses of $250,000 and $100,000, respectively, plus 2% annual interest accruing on and after January 1, 2021;

(4) Upon the earlier of December 1, 2021, or the first date when we have raised a total of at least $25 million after January 1, 2019, we were obligated to pay GJacobs and WJacobs cash bonuses of $250,000 and $100,000, respectively;

(5) The terms of GJacobs’ stock options granted by us to purchase shares of common stock of the Company which were set to expire (unless previously exercised) during November 2020 or during September 2021, respectively, have been extended so that all of such stock options may be exercised by GJacobs at any time on or before December 31, 2024;

(6) We granted to GJacobs and to WJacobs so-called “tag along” registration rights for all of our shares owned by GJacobs, by WJacobs, or by any of their respective affiliates, and for all of our shares issuable to GJacobs, to WJacobs, or to any of their respective affiliates upon the exercise of his or their options or warrants to purchase shares of common stock of the Company; and

(7) We issued to GJacobs and WJacobs five-year warrants containing a “cashless exercise” feature giving GJacobs and WJacobs (or his designee(s)) the right to purchase 250,000 and 225,000 shares, respectively, of common stock of the Company exercisable at $5.00 per share.

Obligation to Pursue Two Acquisitions in Wisconsin

The Merger Agreement imposes a legally binding obligation upon us to use good faith efforts to acquire two companies located in Wisconsin. These two companies are completely unrelated to, and are not affiliated in any way with, NWarrender. Since the Merger Agreement was entered into, we and NWarrender have mutually agreed to abandon all efforts to acquire the two companies located in Wisconsin, and no further time, efforts, or expense are being incurred in relation to these two companies located in Wisconsin.

Obligation to Pursue a Hemp Processing System Deal

The Merger Agreement imposes a legally binding obligation upon us to use good faith efforts to pursue an opportunity in the cannabinoid industry. Warrender’s father, Board member Robert T. Warrender II, has introduced us to a potential business opportunity to process CBD from hemp using a system that is currently undergoing proof of concept operational testing and that incorporates particular filtration and pump equipment and technology identified by Robert T. Warrender II. Robert T. Warrender II believes that this advanced hemp processing system has the potential to allow significantly higher throughput, and lower per unit costs of production. We have agreed to analyze the results of the proof of concept’s construction, operating costs, and operating results. If such analysis is favorable and is approved by our Board in its discretion, then we will use good faith efforts to attempt to proceed forward, in a joint venture or other arrangement involving Robert T. Warrender II, with a project(s) consisting of one or more of such hemp processing systems, subject to various conditions including a capital raise associated therewith, and any equity compensation received by Robert T. Warrender II from the financing, construction, operation, leasing and/or sale of such project(s) shall be structured in the form of shares of common stock of the Company valued at the then-current trading price per share of common stock of the Company but in no event at higher than $5.00 per share of common stock of the Company.

Since the Company’s acquisition of Lifted in February 2020, there have been no material discussions among the Company, Lifted and Robert T. Warrender II regarding the development or financing of any hemp processing system and to date no such project has proceeded forward. If the project proceeds, and there is no assurance that it will proceed, a company owned by Robert T. Warrender II could potentially supply certain pumps and other equipment for that project.

Liquidity and Capital Resources

Currently, the Company’s only wholly-owned subsidiary, Lifted, is generating enough free cash flow to allow the Company and Lifted to fund their operations at their current levels and to grow Lifted’s business in a conservative, capital-constrained fashion. However, no guarantee or assurance can be given that Lifted’s current level of free cash flow will continue in the future, especially in light of the continuing COVID-19 pandemic, and U.S. federal, state and local laws, regulations and executive orders that are associated with the pandemic or that otherwise negatively impact the sales of hemp-derived products and nicotine products.

The Company and Lifted have aspirations to grow significantly faster than at their current levels, both organically and via acquisitions. But, to do so likely would require the Company to raise many millions of dollars of additional capital.

The $2,750,000 Promissory Note payable jointly by the Company and Lifted to NWarrender is secured by a perfected first lien security interest (the “Security Interest”) that encumbers all of the assets of the Company and Lifted.

The existence of the $2,750,000 Promissory Note and the Security Interest make it extremely difficult for the Company and Lifted to raise capital via borrowing, since few if any potential lenders are interested in making loans to the Company and/or to Lifted that would be unsecured or that would be secured by a second lien that is subordinate to the $2,750,000 Promissory Note and the Security Interest, except perhaps on terms that would be extremely expensive or otherwise unattractive to the Company.

And currently, management of the Company is reluctant to raise capital by selling equity securities of the Company (common stock and/or convertible preferred stock) at the current trading price per share of the Company’s common stock or any lower price per share.

Even if the Company is able to raise additional capital via borrowing or the sale of equity securities of the Company: (1) the Company will be obligated to prepay all remaining principal and all accrued interest on the $2,750,000 Promissory Note to NWarrender within two business days following the closing of any debt or equity capital raise by Payors following the date of the $2,750,000 Promissory Note in the amount of $8,000,000 or more; (2) the Company will be obligated to pay an aggregate of $500,000 in bonuses to GJacobs, WJacobs and NWarrender on or before December 31, 2022, provided that GJacobs, WJacobs and NWarrender have not resigned on or before December 31, 2021; (3) Lifted will be obligated to purchase the building leased by Lifted from Holdings,  an affiliate of NWarrender, on or before December 31, 2022, for a fixed purchase price equal to $1,375,000; and (4) the Company is accruing 3% annual dividends on its Series A and Series B Convertible Preferred Stock. Additional capital raised by the Company that is used to pay down the $2,750,000 Promissory Note, or that is used to pay the aforedescribed bonuses, or that is used to buy the building leased by Lifted from Holdings, or that is used to pay dividends on our outstanding Series A and Series B Convertible Preferred Stock, is collectively referred to as the “Allocated Capital”.

If, notwithstanding these impediments, the Company and/or Lifted is able to raise debt or equity capital that is in addition to the Allocated Capital (the “Growth Capital”), then the Growth Capital would likely be used first to assist Lifted’s organic growth.

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

There is no assurance that the Company and Lifted will be able to obtain the additional Growth Capital needed to accelerate our growth beyond current levels. Our ability to obtain Growth Capital will depend on the level of pandemic-related stress on Lifted’s distributors and customers, governmental prohibitions and regulations of hemp-derived cannabinoids such as delta-8-THC, delta-9-THC, delta-10-THC, investor demand, our performance and reputation, the price of the Company’s common stock, and other factors beyond our control.

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

The Market

Delta-8-THC, delta-9-THC, delta-10-THC, HHC, THCO, THCV, CBD, CBG, CBN and other cannabinoids can be derived from hemp. On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In addition, several states have enacted laws and regulations that negatively impact the sale of hemp and hemp-derived products, especially hemp-derived products containing delta-8-THC.

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

Government Laws and Regulations

Lifted primarily sells hemp-derived products, including products containing delta-8-THC, delta-9-THC, delta-10-THC, HHC, THCO, THCV, CBD, CBG, CBN and other cannabinoids, and products that contain nicotine. Lifted’s sales are typically made through distributors, with a limited but growing number of sales online or direct to retail outlets. Lifted is attempting to only conduct business related to manufacturing and commercializing hemp-derived products to the extent permitted in jurisdictions where it may operate.

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

(b) DEA: The US Drug Enforcement Agency (“DEA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to pursue Schedule I controlled substances as well as certain synthetic substances. In particular:

(i) Hemp and hemp-derived cannabinoid-infused products which exceed a delta-9-THC concentration of 0.3% are illegal under the Farm Bill. Any failure to keep the delta-9-THC concentration in Lifted’s hemp-derived or cannabinoid-infused products below 0.3% could subject us to action by the DEA or other regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon our Company’s business and the trading price of our common stock. In addition, certain hemp-derived products may, over time, gradually increase their delta-9-THC concentration, and this may ultimately cause such products to exceed the 0.3% delta-9-THC concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon our Company and the trading price of our common stock. In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of legal hemp-derived products or marijuana-infused products. This may result in regulatory actions or lawsuits against the Company; and

(ii) The DEA has issued a statement that some have interpreted as making hemp-derived delta-8-THC illegal. In deference to the DEA, certain state and local governments have imposed restrictions or prohibitions upon the sale of certain products containing delta-8-THC. Lifted sells significant quantities of products containing hemp-derived delta-8-THC, and any crackdown by the DEA or other regulatory authorities on products containing delta-8-THC could have a material adverse effect upon Lifted’s business and the trading price of our common stock; and

(c) Amended PACT act: The recently amended federal PACT act makes the online sale of certain of Lifted’s products to end users difficult or impossible. The amended federal PACT act could have a material adverse effect upon Lifted’s business and the trading price of our common stock.

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

Furthermore, the regulation of nicotine, hemp, hemp-derived cannabinoids, and cannabinoid-infused products is evolving. Lifted may become subject to new laws, rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon nicotine and Canna-Infused Products Companies imposed by the U.S. President pursuant to executive orders, by the U.S. Congress in laws, by U.S. federal agencies such as the FDA and/or the DEA, and/or by state and local governments. Without limiting the generality of the foregoing, governmental laws, rules and regulations may impose significant new rules, restrictions, limitations, prohibitions and/or taxes on when, where, how and to whom Lifted may sell its products, and these new rules, restrictions, limitations, prohibitions and/or taxes could have a material adverse effect on Lifted’s business and the trading price of our common stock.

Competition

Lifted faces intense competition in the cannabinoid industry and in the nicotine products industry from both existing and emerging companies that offer similar products to Lifted. Some of Lifted’s current and potential competitors may have longer operating histories, more innovative or popular products, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the cannabinoid industry nationally and locally, Lifted may not be able to create and maintain a competitive advantage in the marketplace. Lifted’s success will depend on its ability to keep pace with any changes in local and national markets, especially in light of legal and regulatory changes. Competition is also based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service. Lifted’s success will depend on its ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

Receipt of Loans under the Economic Injury Disaster Loan Program and the Paycheck Protection Program

In response to the coronavirus (COVID-19) pandemic, the U.S. Small Business Administration (the “SBA”) made small business owners eligible to apply for an Economic Injury Disaster Loan advance of up to $10,000 under its Economic Injury Disaster Loan program (the “EIDL”). This advance provided economic relief to businesses experiencing a temporary loss of revenue due to the pandemic. This loan advance will not have to be repaid. Lifted applied for and received a $10,000 loan advance under the EIDL (“EIDL Advance”) on April 20, 2020. Lifted recognized a $10,000 gain on the forgiveness of the EIDL Advance on April 21, 2020.

Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. The Note matures on April 14, 2022. The Note bears interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. As of December 31, 2020, Lifted had an accrual of $1,074 for the interest on the PPP Loan. The Note may be prepaid by Lifted at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan may be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. The Company believes that Lifted has used at least 75% of the PPP Loan amount for designated qualifying expenses and Lifted applied for forgiveness of the PPP Loan in accordance with the terms of the PPP. On April 20, 2021, the entire PPP Loan ($149,622) and the interest payable on the PPP Loan ($1,525) was forgiven by the SBA.

Acquisition Process

The structure of the Company’s participation in business opportunities and ventures will continue to be situational.

The Company is likely to structure future acquisitions as a purchase of 19.99% or less, or 100%, of a target company’s equity ownership interest, or as a so-called tax-free reorganization. However, in particular situations, the Company is willing to consider alternative deal structures including joint ventures. For example, during 2020, Lifted entered into a 50-50 joint venture called SmplyLifted LLC, with the other 50% of SmplyLifted LLC being owned by SMPLSTC LLC and its principals; Lifted has sold its 50% interest in SmplyLifted LLC. And during 2021, the Company’s Lifted Made subsidiary entered into a 50-50 joint venture called LftdXSvg LLC, with the other 50% of LftdXSvg LLC being owned by Savage Enterprises; LftdXSvg LLC was dissolved prior to conducting any business.

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

An Investment Committee appointed by the Company’s Board of Directors, currently consisting of our CEO GJacobs, JD, our Chief Operating Officer NWarrender, and our President and CFO WJacobs, CPA, will review material furnished to it and will vote whether or not the Investment Committee believes a potential acquisition is in the Company’s best interests and the interests of the Company’s shareholders. If the Investment Committee votes unanimously to approve a potential acquisition, then such acquisition will be presented to the Board of Directors of the Company for their review and a vote. The Company does not intend to proceed forward with a potential acquisition without the unanimous approval of the Investment Committee and approval by a majority of the Company’s Board of Directors.

The Company intends to source acquisition opportunities through GJacobs, NWarrender, WJacobs, and directors and their contacts, and in some cases through finders. These contacts include professional advisors such as attorneys and accountants, securities broker dealers, other members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities may become available to us due to a number of factors, including, among others: (1) the Company’s ownership of shares in Lifted and other Canna-Infused Products Companies; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) the Company’s flexibility with respect to the manner in which the Company may be able to structure, finance, merge with or acquire any business opportunity.

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

As of March 23, 2022, the consolidated cash on hand of the Company was a total of $4,253,591. To date, Lifted has also invested cash of $587,500 into a company called SmplyLifted LLC, which SmplyLifted LLC has primarily used to purchase inventory of tobacco-free nicotine pouches. Lifted has sold its 50% interest in SmplyLifted LLC, and Lifted does not expect to invest additional cash into SmplyLifted LLC. Lifted has a 50% membership interest in SmplyLifted LLC. At December 31, 2021, Lifted Made wrote off its remaining investment in SmplyLifted, its receivables from SmplyLifted, and its loans to SmplyLifted.

In prior years, the Company’s payables have been greater than its cash on hand. Historically, the Company has had inconsistent income generating ability and is therefore has been reliant on raising money from loans or stock sales.

Employees

GJacobs, our Chairman, Chief Executive Officer and Secretary, manages the Company’s operations with the assistance of WJacobs, our President, Chief Financial Officer and Treasurer, and NWarrender, our Vice Chairman and Chief Operating Officer, under the Executive Employment Agreements described above.

We expect to continue to use consultants, attorneys, accountants, other professionals and independent contractors as necessary.

Reports to Security Holders

LFTD Partners Inc. is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports under cover of Form 10-Q, occasional reports under cover of Form 8-K, and other required filings. The public may read and copy any materials LFTD Partners Inc. files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties (“Risk Factors”). In the following Risk Factors, the terms “us”, “we”, “Company,” “LFTD Partners” and “Lifted” are meant to include references to LFTD Partners, Lifted, SmplyLifted, Ablis, Bendistillery and Bend Spirits, as appropriate in the context of particular Risk Factors. These Risks Factors may cause our operations to vary materially from those contemplated by our forward-looking statements. These Risk Factors include:

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

Our acquisition of Lifted and our prior acquisitions of 4.99% of the outstanding equity of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, involve significant risk, and there can be no assurance that the business of Lifted, or 4.99% of the common stock of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, will be successful or generate any profit or other financial benefit for our Company. An inability by LFTD Partners to achieve financial benefit from Lifted, Ablis, Bend Spirits or Bendistillery could materially adversely affect our Company and the trading price of our Stock.

We have incurred substantial losses in the past

We have a history of losses and we may incur additional losses in the future. For the years ended December 31, 2020, and December 2019, we had net losses of $1,534,589 and $1,236,105, respectively. As of December 31, 2021, December 31, 2020 and December 31, 2019, we had accumulated deficits of $11,414,602, $17,141,175 and $15,392,552, respectively. We may incur significant losses in the future for a number of reasons, including the other risks described in this section, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

Our balance sheet is weak and we have substantial payment obligations

Our balance sheet is weak and we have substantial payment obligations, including the following: (1) We owe NWarrender $2,750,000 under the $2,750,000 Promissory Note, which is accruing interest at 2.5% per annum, and which was executed on January 3, 2022. We are obligated to pay off the principal of the $2,750,000 Promissory Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022; (2) Pursuant to the Omnibus Agreement and the Amended Omnibus Agreement, provided that GJacobs, WJacobs and NWarrender have not resigned as officers of the Company, on or before December 31, 2022 we are obligated to pay them an aggregate of $500,000 in bonuses; (3) Under the Omnibus Agreement, Lifted is obligated to purchase a building leased by Lifted from an affiliate of our Vice Chairman and COO NWarrender on or before December 31, 2022, for a fixed purchase price equal to $1,375,000; and (4) We are accruing 3% annual dividends on our Series A and Series B Convertible Preferred Stock. A failure to pay our financial obligations when they become due and payable could materially adversely affect our Company and the trading price of our common stock.

We may need to raise substantial amounts of additional capital to pay our substantial existing obligations and to pay for our operations

There is no guarantee that Lifted’s operations will generate sufficient free cash flow to allow us to pay our substantial existing obligations described in the preceding risk factor, and to pay for our operations. We may need to raise millions of dollars of additional capital just to pay our substantial existing obligations, and to pay for our operations. There is no guarantee that we can obtain the funding needed to pay these substantial financial obligations and to pay for our operations on acceptable terms, if at all, and neither our directors, officers, nor any third party is obligated to provide any financing. Failure to raise substantial amounts of additional capital could materially adversely affect our Company and the trading price of our common stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable. Failure to achieve profitability will materially adversely affect our Company and the trading price of our common stock.

Also, our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen laws, regulations, restrictions, taxes, expenses, difficulties, complications and delays, the other risks described herein and other unknown events. The amount of future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. If we continue to incur losses in the future, the net losses and negative cash flows incurred to date, together with any such future losses, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing and selling hemp-derived and nicotine products, as outlined herein, we are unable to accurately predict when, or if, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired.

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

We are adversely affected by many significant economic, health, safety and financial issues

Businesses are materially adversely affected by periods of significant economic slowdown or recession, tariff wars, pandemics, fears of inflation or deflation, rising interest rates, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as they relate to our proposed acquisitions, the capital and credit markets have experienced volatility and disruption. National and global political, trade, financial and business conditions have experienced difficulties. Access to financing often is negatively impacted. Credit is often limited. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Prominent risks include issues involving interest rate fluctuations, the COVID-19 and its variants, questions about the legality and health risks of nicotine, hemp-derived delta-8-THC products and other hemp-derived products, vaping, trade disputes with China and other countries, turmoil in the Middle East and around the world, oil prices, rising health care costs, social and political unrest, and many other issues. These factors could materially adversely affect our Company and the trading price of our common stock.

Our payroll, benefits, sales commissions, rent and other operational costs are significant and growing

Our operational costs are growing significantly. We now employ a total of over 120 people as employees and independent contractors. Our payroll and benefits costs, including recently obtained medical insurance for employees, are substantial. We have expanded into three rented spaces. Our costs for accountants, lawyers and other consultants is substantial. Our costs of raw materials, packaging, fulfillment and sales is growing. We have compensation arrangements for our salespeople that include significant commissions that are percentages of their sales, and a compensation arrangement for Lifted’s Chief Strategy Officer that includes a significant bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. These and other significant operational costs could materially adversely affect our Company and the trading price of our common stock.

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

There can be no assurance that we will obtain growth capital from debt providers. Even if debt financing is available, it may only be available on very expensive or otherwise unattractive terms and conditions. For example, any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Debt financings may also contain provisions that, if breached, may entitle lenders or their agents to accelerate the repayment of loans or realize upon security over our assets, and there is no assurance that we would be able to repay such loans in such an event or prevent the enforcement of security granted pursuant to any such debt financing. Debt agreements may also contain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to invest in our existing facilities, incur additional debt or issue guarantees, create additional liens, repurchase stock or make other restricted payments. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing and pursue business opportunities, may be restricted.

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

Our future capital requirements are uncertain

Our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of Lifted’s products and services; the amounts of packaging, inventory, employees and equipment that will be needed to operate our business and to be able to increase our production to meet consumer demand for our products in the future; the levels of promotion and advertising that will be required to launch Lifted’s new products and services and to achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; our relationships with our customers; and our need to attract and retain talented employees. The terms and conditions, amounts and timing of our capital raises may not be in sync with our capital needs, all of which could materially adversely affect our Company and the trading price of our common stock.

Our common stock lacks a meaningful public market

At present no active market exists for our common stock and there is no assurance that a regular trading market will develop and if developed, that it will be sustained. A potential investor may choose not to invest because of the low trading volume in our common stock, and an existing owner of our common stock may be unable to sell our common stock should he or she desire to do so. Or, if an existing owner of our common stock decides to sell our common stock, such sales could drive the price of our common stock significantly lower. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans. This lack of liquidity could materially adversely affect our Company and the trading price of our common stock.

Our common stock may never be listed on an exchange

Our common stock trades on the OTCQB Venture Market. You should not assume that an effort to further upgrade the trading of our common stock to an exchange would be successful, or if successful, that such listing requirements will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, and ability to establish a sufficient number of market makers. A failure or inability to upgrade the trading of our common stock to an exchange could materially adversely affect our Company and the trading price of our common stock.

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

The trading price of our common stock may be volatile and could drop quickly and unexpectedly

The stocks of micro-cap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macro-economic developments in North America and globally, financial crises, pandemics, trade wars, military conflicts, and market perceptions of the attractiveness of particular industries. This volatility could materially adversely affect our Company by making it more difficult to raise capital or complete acquisitions. In addition, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. Our Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert our management’s attention and resources away from our business. For these reasons and others, quick and unexpected drops in the trading price of our common stock are likely from time to time. Volatility in our common stock price could materially adversely affect our Company and the trading price of our common stock.

Our assets are pledged as collateral for repayment of the $2,750,000 Promissory Note

All of our assets are pledged to NWarrender as collateral for the repayment of the $2,750,000 Promissory Note. These assets include all of the common stock of Lifted, and the common stock that we own of Ablis, Bendistillery and Bend Spirits. If we fail to repay such $2,750,000 Promissory Note, we could lose all of our assets or go bankrupt. In addition, all remaining principal and all accrued interest on the $2,750,000 Promissory Note shall be subject to mandatory prepayment by Payors to NWarrender within two business days following the closing of any debt or equity capital raise by Payors following the date of the $2,750,000 Promissory Note in the amount of $8,000,000 or more. Such requirement may make it difficult or more costly for us to raise additional capital. Such $2,750,000 Promissory Note, the pledge of all of our assets as collateral for such $2,750,000 Promissory Note, and the requirement that all remaining principal and all accrued interest on the $2,750,000 Promissory Note shall be subject to mandatory prepayment by Payors to NWarrender within two business days following the closing of any debt or equity capital raise by Payors following the date of this $2,750,000 Promissory Note in the amount of $8,000,000 or more, could have a material adverse effect on our Company and the trading price of our common stock.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common stock, and/or options and warrants to purchase shares of common stock. We may issue shares of our common stock, or options or warrants to purchase shares of our common stock, to complete a business combination or to raise capital, or to incentivize our directors, officers and employees. Such stock issuances, and such issuances of options and warrants, could be made at a price that reflects a discount from the then-current trading price of our common stock. These issuances could dilute our stockholders’ ownership interests significantly. These issuances also would have the effect of reducing our stockholders’ influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of currently outstanding stock options and warrants exercise those options or warrants to purchase shares of our common stock. This dilution could materially adversely affect the trading price of our common stock.

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

Raising capital by selling our common stock or convertible preferred stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market, especially because the prices of stocks of many publicly traded cannabis companies have experienced significant declines. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This could materially adversely affect our Company and the trading price of our common stock.

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

Debt financing is difficult to obtain and could be expensive

Debt financing is difficult to obtain in the current credit markets, especially for companies involved in the hemp-derived and nicotine industries. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. Providers of debt may also be issued options, warrants, or rights to purchase warrants, to purchase shares of our common stock. This could materially adversely affect our Company and the trading price of our common stock.

Raising capital by borrowing could be risky

On January 3, 2022, we issued a $2,750,000 Promissory Note payable to NWarrender. As discussed above, this entails risk. If we were to raise capital by borrowing amounts to fund our operations or for additional acquisitions, that would also be risky. Cash is required to service the debt, ongoing covenants are typically employed which can restrict the way in which we operate our business, and if the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi-equity accommodations. These risks could materially adversely affect our Company and the trading price of our common stock.

Failure to pay the $2,75,000 Note payable to NWarrender that is secured by all of the Company’s assets would be catastrophic

The $2,750,000 Promissory Note is secured in favor of NWarrender, the Company’s Chief Operating Officer, with of the Company’s assets. These assets include all of the common stock of Lifted, and the common stock that we own of Ablis, Bendistillery and Bend Spirits. If we fail to repay the $2,750,000 Promissory Note, NWarrender would be entitled to commence proceedings likely to result in seizure and sale of our assets. The result would be catastrophic for the Company and would likely result in a total loss of the value of our stock and would be detrimental to the Company’s ability to survive.

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

An increase in interest rates may have an adverse effect on the trading price of our common stock

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The Tax Act reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limited the ability of U.S. corporations to deduct interest expense, and transitioned to a territorial tax system which allows for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. Several of the new provisions enacted as part of the Tax Act require clarification and guidance from the U.S. Internal Revenue Service (“IRS”) and Treasury Department. The Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board and SEC, as well as regulations, interpretations and rulings from state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition. These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Further it provides for increased deductibility of interest expense in 2019 and 2020. We are currently evaluating the impact of the CARES Act.

In prior years, we accumulated net operating losses (“NOLs”) arising from our operations; these NOLs were exhausted as of December 31, 2021, and at December 31, 2021, we recognized an income tax provision of $1,367,362 for the first time. We have recognized a valuation allowance for stock compensation expense, which reduces our deferred tax assets.

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

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business and the trading price of our common stock. This risk is especially important relative to the hemp-derived products and nicotine products industries, which are controversial socially, scientifically and legally.

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

In addition, our shareholders have authorized our Chairman and Chief Executive Officer, GJacobs, to seek shareholders agreements and/or proxies from other parties, including potential future capital sources and the owners of potential future acquisition candidates. Pursuant to this authorization, GJacobs has signed a Stockholders Agreement with our largest stockholder, our Vice Chairman and Chief Operating Officer NWarrender, and with our President and Chief Financial Officer WJacobs, that will ensure that all 3,900,455 shares of our common stock issued to NWarrender in the Lifted Merger, and the many shares of our common stock owned and controlled by GJacobs and WJacobs, will be voted in concert on the election of directors, compensation matters, acquisitions and divestitures, capital raises, and other significant matters.

Accordingly, our officers GJacobs, WJacobs and NWarrender, voting together, have substantial influence over our policies and management. We may take actions supported by the three of them that may not be viewed by some stockholders to be in our best interest, or the three of them could prevent or delay a change in our control which they oppose even if our other stockholders believe it is in their best interests. This could materially adversely affect our Company and the trading price of our common stock.

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

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the retention of our current directors and officers. We do not currently have any director and officer liability insurance, which is a disincentive to serving as a director or officer of our Company. Some of our directors and officers may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting new directors and officers, and retaining our current directors and officers, may be expensive. Other publicly traded companies pay their directors and officers significantly more than we do. The costs of future cash, bonus and equity incentives to retain and attract directors and officers could materially adversely affect our Company and the trading price of our common stock.

We indemnify our directors and officers, and certain other parties

Our bylaws specifically limit the liability of our officers and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The bylaws also provide for indemnification of our officers and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. In the ordinary course of business, we also may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, independent contractors and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. We may also agree to indemnify former officers, directors, employees and independent contractors of acquired companies in connection with the acquisition of such companies. Such indemnification agreements may not be subject to maximum loss clauses. It is not possible to determine the maximum potential amount of exposure in regard to these obligations to indemnify, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Use of our capital or assets for such indemnification would reduce amounts available for Company operations or for other purposes, which could materially adversely affect our Company and the trading price of our common stock.

We do not expect to pay dividends to holders of our common stock

For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth and that dividends may not be paid to the holders of our common stock, which may have a material adverse effect on our Company and the trading price of our common stock.

Our cost of being a publicly traded company will increase as our business operations expand

As we grow, our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company will continue to increase. We have been hiring additional employees and professionals in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In December 2021, the Company engaged a third party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of the Sarbanes-Oxley Act; we expect the services of this consulting firm to be costly. While we cannot state with certainty what all of these costs will be, we believe that our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company will eventually increase to at least $750,000 per year, which may have a material adverse effect on our Company and the trading price of our common stock.

Decreased effectiveness of stock options could adversely affect our ability to attract and retain employees

We expect to use stock options, warrants, and/or rights to purchase warrants to purchase common stock as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and to provide competitive compensation packages. Volatility or lack of positive performance in our common stock price may adversely affect our ability to retain key employees or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options, warrants, and/or rights to purchase warrants to purchase common stock may have exercise prices in excess of our then-current common stock trading price, or may have expired worthless. To the extent these circumstances occur, our ability to retain employees may be adversely affected. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees. Any of these situations could materially adversely affect our Company and the trading price of our common stock.

RISK FACTORS RELATING TO ACCOUNTING AND INTERNAL FINANCIAL CONTROLS

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, and rules implemented by the SEC, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and to establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel may fail to improve or maintain effective internal controls over financial reporting (“ICFR”) and disclosure controls and procedures (“DCP”) necessary to ensure timely and accurate reporting of operational and financial results. Our management team has to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. As mentioned above, the Company has engaged a third party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of the Sarbanes-Oxley Act; we expect the services of this consulting firm to be costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required to furnish a report by our management on our ICFR, which, after we have met certain requirements, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for ICFR. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our ICFR is effective as required by Section 404. This could result in one or more material weaknesses in our ICFR, which could cause an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which may have a material adverse effect on our Company and the trading price of our common stock.

Tax and accounting requirements may change in ways that are unforeseen to us and we may face difficulty or be unable to implement or comply with any such changes

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. We plan to expand our operations in the future. These operations, and any expansion thereto, will require us to comply with the tax laws and regulations of multiple jurisdictions, which may vary substantially. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we fail to comply. These factors could materially adversely affect our Company and the trading price of our common stock.

We may have exposure to greater than anticipated tax liabilities, which could harm our business

We may be subject to tax audits by federal, state, and local tax authorities. Any adverse outcome from a tax audit could seriously harm our business. In addition, determining our tax liabilities requires significant judgment by management, and there may be transactions where the ultimate tax determination is uncertain. Although we believe that the tax liabilities recorded in our financial statements are reasonable, the ultimate tax outcome relating to such amounts may differ for such period or periods and may seriously harm our business. Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions, we may be subject to significant changes in ways that impair our financial results. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information for tax reporting purposes to various government agencies. These factors could materially adversely affect our Company and the trading price of our common stock.

Management may not be able to successfully implement adequate internal controls over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d(f) under the Exchange Act, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Proper systems of internal controls over financial reporting (“ICFR”) and disclosure are critical to the operation of a public company. However, management may not be able to successfully establish and maintain effective internal controls over financial reporting, and our disclosure controls and procedures (“DCP”) or ICFR may not prevent all errors and all fraud. Due to complications associated with organic growth and acquisitions, and with modifications to internal control over financial reporting and other policies and procedures associated with many factors, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our efforts to remediate material weaknesses may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting. It is not expected that our disclosure controls and procedures and internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. We cannot guarantee that we will not have a material weakness in our internal controls in the future. If we experience any material weakness in our internal controls in the future, our financial statements may contain misstatements and we could be required to restate our financial statements. If we cannot provide reliable financial reports or prevent fraud, or if we are required to restate our financial statements, our reputation and operating results could be materially and adversely affected, which could materially adversely affect our Company and the trading price of our common stock.

RISK FACTORS RELATING TO LIFTED AND SMPLYLIFTED LLC (COLLECTIVELY, “LIFTED”) AND FUTURE ACQUISITIONS

The FDA has not approved Lifted’s hemp-derived products for any medical purpose, and Lifted could face cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA

Lifted has not applied to the FDA for any approvals of any of Lifted’s products, and may never do so. The FDA has not approved any of Lifted’s products for any medical purpose, and may never do so. Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA or the DEA for failure to obtain FDA or DEA approval of its products, or for Lifted’s packaging, labeling, advertisements and promotions of its products without any FDA or DEA approvals. For example, the FDA might take action against Lifted alleging that Lifted has engaged in the promotion of an unapproved drug. Historically, the FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted and other companies selling cannabinoid products that are similar to Lifted’s products. Defending cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. Any cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA could have a material adverse effect on our company and the trading price of our common stock.

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners because the FDA has not approved Lifted’s hemp-derived products for any medical purpose, or because the FDA or DEA has issued cease and desist letters, or brought lawsuits or other enforcement actions against Lifted, or for other reasons associated with the packaging, labeling, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for many different reasons, such as: (1) Lifted has not applied to the FDA for any approvals of any of Lifted’s products, and may never do so; (2) The FDA has not approved any of Lifted’s products for any medical purpose, and may never do so; (3) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA for failure to obtain FDA approval of its products, or for Lifted’s packaging, labeling, advertisements and promotions of its products without any FDA approvals. For example, the FDA might take action against Lifted alleging that Lifted has engaged in the promotion of an unapproved drug. The FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted and other companies selling cannabinoid products that are similar to Lifted’s products; (4) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the DEA alleging that Lifted’s products are illegal; and (5) Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for other reasons associated with the packaging, labeling, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products. Defending lawsuits by investors may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. Any lawsuits by investors could have a material adverse effect on our company and the trading price of our common stock.

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners due to drops in the trading price of LFTD Partners’ common stock triggered by FDA or DEA cease and desist letters, lawsuits or enforcement actions against Lifted

Our common stock has relatively low trading volume, and the trading price is volatile. FDA or DEA cease and desist letters, lawsuits or enforcement actions against Lifted could cause drops in the trading price of LFTD Partners’ common stock. Defending lawsuits by investors may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. Any lawsuits by investors could have a material adverse effect on our Company and the trading price of our common stock.

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

These requirements are applicable to certain portions of Lifted’s online sales, and cause the online sale and delivery of certain of Lifted’s products to be restricted. The state-by-state reporting requirements of the Amended PACT Act are time-consuming. No assurance or guarantee whatsoever can be provided that the Amended Pact Act will not have a material adverse impact on a portion of Lifted’s future online sales. The Amended Pact Act may have a material adverse effect on Lifted and LFTD Partners and on the trading price of our common stock.

Pandemics or disease outbreaks, such as the novel coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which could materially affect Lifted’s and target companies’ operations and results of operations

Pandemics or disease outbreaks such as the novel coronavirus known as COVID-19 may depress demand for hemp-derived and nicotine products manufactured by Lifted and target companies for many reasons. Governmentally imposed restrictions on public gatherings or interactions may limit Lifted’s and target companies’ ability to manufacture, sell and distribute their products, and may also restrict Lifted’s and target companies’ customers’ and consumers’ ability or willingness to purchase Lifted’s and target companies’ products.

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

Lifted and target companies, or the hemp-derived and nicotine industries more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception

The hemp-derived and nicotine industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the hemp-derived and nicotine products sold to consumers. The perception of the hemp-derived and nicotine products industries, and hemp and nicotine products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) relating to the consumption of hemp-derived or nicotine products, including unexpected safety or efficacy concerns arising with respect to hemp-derived or nicotine products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the hemp-derived or nicotine markets or any particular hemp-derived or nicotine product or delivery system or will be consistent with earlier publicity. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for Lifted’s and target companies’ products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of hemp-derived or nicotine products, or of Lifted’s and target companies’ products specifically, or associating the consumption of hemp-derived or nicotine products with illness or other negative effects or events, could adversely affect Lifted and target companies. This adverse publicity could arise even if the adverse effects associated with hemp-derived or nicotine products resulted from consumers’ failure to use such products legally, appropriately or as directed, and could materially adversely affect our Company and the trading price of our common stock.

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

Some vaping products may have been linked to deaths and illnesses

Federal, state and local authorities are investigating deaths and illnesses apparently related to vaping. We can provide no guarantees or assurances that nicotine pouches, vaping, e-liquids and electronic cigarettes will not be prohibited, banned and/or heavily regulated in response to these deaths and illnesses, nor that Lifted and target companies will not be sued by customers who use Lifted’s and target companies’ nicotine pouches, vaping, e-liquids and electronic cigarette products. Prohibition, banning or regulation of such products, or lawsuits related to the use of Lifted’s products, could have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies are not able to comply with all safety, health and environmental regulations applicable to their operations and industry, they may be held liable for any breaches of those regulations

Safety, health and environmental laws and regulations may affect aspects of Lifted’s and target companies’ operations, including product development, working conditions, waste disposal, emission controls, the maintenance of air and water quality standards and land reclamation, and, with respect to environmental laws and regulations, impose limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Lifted and target companies may also follow other standards for the conduct of their operations and may be subject to ongoing compliance inspections in respect of these standards. Compliance with safety, health and environmental laws and regulations may require significant expenditures, and failure to comply with such safety, health and environmental laws and regulations may result in the imposition of fines and penalties, the temporary or permanent suspension of operations, the imposition of clean-up costs resulting from contaminated properties, the imposition of damages and the loss of or refusal of governmental authorities to issue permits or licenses to Lifted or the target companies or to certify Lifted’s or target companies’ compliance with good manufacturing practices (“GMP”) standards. Exposure to these liabilities may arise in connection with Lifted’s or target companies’ existing operations, their historical operations and operations that they may undertake in the future. They could also be held liable for worker exposure to hazardous substances and for accidents causing injury or death. There can be no assurance that Lifted or target companies will at all times be in compliance with all safety, health and environmental laws and regulations notwithstanding Lifted’s or target companies’ attempts to comply with such laws and regulations.

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

Lifted and target companies may lose profits or become subject to liability arising from any breach of contract or fraudulent or illegal activity by our suppliers, testing labs, employees, independent contractors, consultants and others

Lifted and target companies are exposed to the risk that their suppliers, testing labs, employees, independent contractors, consultants, service providers and licensors may engage in breach of contract or fraudulent or other illegal activity. Misconduct by these parties could include intentional undertakings of unauthorized activities, or reckless or negligent undertakings of authorized activities, in each case on Lifted’s or target companies’ behalf or in Lifted’s or target companies’ service that violate: (i) confidentiality agreements; (ii) other contracts; (iii) government regulations; (iv) manufacturing standards; (v) laws that require the true, complete and accurate reporting of financial information or data; or (vi) Lifted’s or target companies’ agreements with insurers. In particular, the target companies could be exposed to loss of sales, revenue and profits, class action and other litigation, increased governmental inspections and related sanctions, the loss of any compliance certifications or the inability to obtain future compliance certifications, or reputational damage as a result of prohibited activities that are undertaken without Lifted’s or target companies’ knowledge or permission and contrary to Lifted’s and target companies’ confidentiality agreements, contracts, internal policies, procedures and operating requirements.

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

Lifted, Lifted’s co-packers and target companies may experience breaches of security at their facilities or loss as a result of the theft of their products

Because of the concentration of inventory at Lifted’s, Lifted’s co-packers, and target companies’ facilities, Lifted, Lifted’s co-packers, and target companies are subject to the risk of theft of their products and other security breaches. A security breach at Lifted’s, Lifted’s co-packers, or a target company’s facility could result in a significant loss of available products, expose Lifted or the target company to additional liability under applicable regulations and to potentially costly litigation or increased expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on Lifted’s and the target company’s business, financial condition and results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to risks related to their information technology systems, including the risk that they may be the subject of a cyber-attack and the risk that they may be in non-compliance with applicable privacy laws

Lifted and target companies may have entered into agreements with third parties for web services, hardware, software, telecommunications and other information technology (“IT”), services in connection with their operations. Their operations may depend, in part, on how well they and their vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, disruptions in Internet and mobile commerce, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays, increases in capital expenses, or potential costs and business disruption that may result if Lifted’s or target companies’ customers complain or assert claims regarding Lifted’s or target companies’ technology. Lifted’s and target companies’ operations may also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact Lifted’s and target companies’ reputations and results of operations.

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

Lifted’s and target companies’ production and shipping facilities are integral to their businesses and adverse changes or developments affecting our facilities may have an adverse impact on our business

Lifted and target companies’ production and shipping facilities are integral to their businesses. Adverse changes or developments affecting these facilities, including, but not limited to, the spoiling of our raw goods, a fire, an explosion, a power failure, a natural disaster, an epidemic, pandemic or other public health crisis, or a material failure of our security infrastructure, could reduce or require Lifted and target companies to entirely suspend operations at the affected facilities. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be unable to grow

Lifted and target companies’ businesses are subject to a variety of business risks generally associated with developing companies. Lifted’s and target companies’ ability to grow, and to expand and maintain market acceptance for their products, will depend on a number of factors, many of which may be beyond their control. Future development and expansion could place significant strain on Lifted’s and target companies’ management personnel and likely will require them to recruit additional management personnel, and there is no assurance that they will be able to do so. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s and target companies may be unable to expand their operations quickly enough to meet demand or manage their operations beyond their current scale

There can be no assurance that Lifted and target companies will be able to manage their expanding operations effectively, that they will be able to sustain or accelerate their growth, or that such growth, if achieved, will result in profitable operations, or that Lifted and target companies will be able to attract and retain sufficient management personnel necessary for continued growth.

Demand for hemp-derived products is dependent on a number of social, political and economic factors that are beyond Lifted’s and target companies’ control. There is no assurance that an increase in existing demand will occur, that Lifted and target companies will benefit from any such demand increase or that their businesses will remain profitable even in the event of such an increase in demand. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may experience significant fluctuations in their operating results and growth rate

Lifted and target companies may not be able to accurately forecast their growth rate. Lifted’s and target companies’ revenue growth may not be sustainable, and their percentage growth rates may decrease. Lifted’s and target companies’ revenue and operating profit growth may depend on the continued growth of demand for their products and services, and their businesses may be affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Lifted’s and target companies’ sales and operating results may also fluctuate for many other reasons, including due to risks described elsewhere in this section and due to risks and uncertainties associated with the following topics and issues:

•	Issues associated with the legality or safety of Lifted’s products containing nicotine, delta-8-THC, delta-9-THC, delta-10-THC, HHC, CBD and other hemp-derived cannabinoids;
•	Labor unavailability, supply chain disruptions, and other issues and problems associated with pandemics and other force majeure-type events and conditions;
•	Lifted’s and target companies’ ability to retain and increase sales to existing customers, attract new customers, satisfy their customers’ demands, and maintain profit margins;
•	Lifted’s and target companies’ ability to retain and expand their network of wholesalers and distributors;
•	Lifted’s and target companies’ ability to expand their online sales;
•	Competition from substantially larger and financially stronger competitors;
•	Continued access to raw materials and suppliers, some of whom may be acquired by competitors or otherwise become unavailable to Lifted and target companies;
•	Lifted’s and target companies’ ability to offer products on favorable terms, manage inventory, and fulfill orders;
•	The introduction of competitive stores, websites, products, services, price decreases, or improvements, and changes in consumer preferences and trends;
•	Changes in usage or adoption rates of the Internet, e-commerce, electronic devices, and web services, including outside the U.S.;
•	Timing, effectiveness, and costs of expansion and upgrades of Lifted’s and target companies’ systems and infrastructure;
•	The success of Lifted’s and target companies’ geographic, service, and product line expansions;
•	The extent to which Lifted and target companies finance, and the terms of any such financing for, Lifted’s and target companies’ current operations and future growth;

•	The outcomes of legal proceedings and claims, which may include significant settlement costs, monetary damages or injunctive relief and could have a material adverse impact on Lifted’s and target companies’ operating results;
•	Variations in the mix of products and services Lifted and target companies sell;
•	Variations in Lifted’s and target companies’ level of merchandise and vendor returns;
•	The extent to which Lifted and target companies offer favorable shipping terms, reduce prices, and provide additional benefits to their customers;
•	Factors affecting Lifted’s and target companies’ reputations or brand images;
•	The extent to which Lifted and target companies invest in technology and content, fulfillment, and other expense categories;
•	Increases in the prices of energy products and commodities like paper and packing supplies;
•	The ability to collect amounts owed to Lifted and target companies when they become due;
•

The extent to which Lifted and target companies’ are affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

•	Terrorist attacks and armed hostilities.

Lifted and target companies may be subject to risks related to the protection and enforcement of their intellectual property rights, or intellectual property they license from others, and may become subject to allegations that they or their licensors are in violation of intellectual property rights of third parties

The ownership, licensing and protection of trademarks, patents and intellectual property rights may be significant aspects of Lifted’s and target companies’ future success. Unauthorized parties may attempt to replicate or otherwise obtain and use Lifted’s and target companies’ look and feel, packaging, products and technology. Policing the unauthorized use of Lifted’s and target companies’ current or future trademarks, patents or other intellectual property rights now or in the future could be difficult, expensive, time consuming and unpredictable, as may be enforcing these rights against the unauthorized use by others. Identifying the unauthorized use of intellectual property rights is difficult as Lifted and target companies may be unable to effectively monitor and evaluate the products being distributed by their competitors, and the processes used to produce such products.

In addition, in any infringement proceeding, some or all of Lifted’s and target companies’ trademarks, patents or other intellectual property rights or other proprietary know-how, and that which they may license from others, or arrangements or agreements seeking to protect the same for Lifted’s and target companies’ benefit, may be found invalid, unenforceable, anticompetitive or not infringed or may be interpreted narrowly and such proceeding could put existing intellectual property applications at risk of not being issued. In addition, other parties may claim that Lifted’s and target companies’ products, or those that they license from others, infringe on their proprietary, copyright or patent protected rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources and legal fees, result in injunctions or temporary restraining orders or require the payment of damages. As well, Lifted and target companies may need to obtain licenses from third parties who allege that Lifted and target companies have infringed on their lawful rights. Such licenses may not be available on terms acceptable to Lifted and target companies, or at all. In addition, Lifted and target companies may not be able to obtain or utilize on terms that are favorable to them, or at all, licenses or other rights with respect to intellectual property that they do not own.

Lifted and target companies may also rely on certain trade secrets, technical know-how and proprietary information that are not protected by patents to maintain their competitive position. Lifted’s and target companies’ trade secrets, technical know-how and proprietary information, which are not protected by patents, may become known to or be independently developed by competitors, which could adversely affect Lifted and target companies. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be exposed to risks relating to the laws of various countries as a result of its expanding international sales and distribution

Lifted’s products are currently sold and distributed in multiple countries, and Lifted plans to expand these international sales and distribution. As a result, we are exposed to various levels of political, economic, legal and other risks and uncertainties associated with selling, distributing and exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of Lifted’s products, political instability, instability at the United Nations level, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and the hemp-derived products industry more generally.

Changes, if any, in the laws, regulations and policies relating to the advertising, production, sale and use of Lifted’s products or in the general economic policies in these jurisdictions, or shifts in political attitude related thereto, may adversely affect the profitability of our sales and distribution in these countries. As we explore novel business models, international regulations will become increasingly challenging to manage. Specifically, our operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on advertising, production, price controls, controls on currency remittance, and increased income taxes. Failure to comply strictly with applicable laws, regulations and local practices could result in additional taxes, costs, civil or criminal fines or penalties or other expenses being levied on our international operations, as well as other potential adverse consequences such as the loss of necessary permits or governmental approvals.

Furthermore, there is no assurance that we will be able to secure any requisite import and export approvals, licenses or permits that are necessary or desirable for the international sale and distribution of our products. Countries may also impose restrictions or limitations on imports. As a result, we may be required to establish facilities in one or more countries in the EU (or elsewhere) where we wish to distribute our products in order to take advantage of the favorable legislation offered to producers located in these countries. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

Lifted faces risks associated with its expansion into new markets outside of the current jurisdictions where we conduct business

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently carry on business. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, the possibility that we could be in violation of these laws and regulations as a result of such changes, taxes, and potential litigation. These factors may limit our capability to successfully expand our sales, distribution or export of our products to such jurisdictions. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

We may be unable to sustain our revenue growth and development, and may be forced to adjust our operations accordingly

Lifted’s revenue has grown in recent years. Lifted’s ability to sustain this growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production and distribution of hemp-derived products, competition from others, the size of the illicit market, and our ability to produce sufficient volumes of our hemp-derived products to meet demand. Regulatory changes, particularly in the primary jurisdictions where we operate, may continue to attract new market entrants and could dilute our potential opportunity and early-mover advantage. In addition, we are subject to a variety of business risks generally associated with developing companies. Future development and expansion could place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

We depend on a limited number of customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly

Our business is dependent on a limited number of customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue could decline significantly. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to obtain or afford insurance coverage in respect of the risks our business faces, or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that we face

We may not be able to obtain or afford insurance coverage in respect of certain risks that our business faces, including product liability insurance, protecting our assets, and operations. Even if insurance is obtained, our insurance coverage may be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could impede our liquidity, profitability or solvency, all of which could materially adversely affect our Company and the trading price of our common stock.

Increased labor costs, potential organization of our workforce, employee strikes, and other labor-related disruption may adversely affect our operations

It is sometimes difficult for Lifted to identify and hire new employees when the labor market is tight. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We cannot assure that our labor costs going forward will remain competitive based on various factors, such as: (i) labor costs may increase when the labor supply is tight; (ii) our workforce may organize in the future and labor agreements may be put in place that have significantly higher labor rates and company obligations; (iii) our competitors may maintain significantly lower labor costs, putting us at a competitive disadvantage; and (iv) our labor costs may increase in connection with our growth. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations

Our business is dependent on a number of key inputs and their related costs, including raw materials, supplies and equipment related to our operations, co-packers, as well as electricity, water and other utilities. Our suppliers, co-packers and customers are dispersed. Governments may regulate or restrict the flow of labor or products, and the Company’s operations, suppliers, customers and distribution channels could be severely impacted. For examples: China could regulate or restrict the flow of raw materials and products to the United States; the shipment of raw materials and products by sea and/or air from China and other locations to Wisconsin may be disrupted, delayed or increased in cost; the Chinese New Year celebrations may disrupt or delay shipments of raw materials and products; and the State of Wisconsin could impose prohibitions or restrictions on the operation of “non-essential” businesses, and might characterize Lifted as a “non-essential” business. Any significant future governmental-mandated or market-related delay, interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile shipping and energy costs, could curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by a prolonged power outage.

Our ability to compete is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

We face risks associated with the transportation of our products to consumers in a safe and efficient manner

We depend on fast, cost-effective, and efficient transportation services to distribute our products to distributers, wholesalers and end users. Any prolonged disruption of third-party transportation services could have a material adverse effect on our sales volumes or satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources

Manufacturers and distributors of hemp-derived products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety, and inadequate or inaccurate labeling disclosure. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the products produced by us are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result of any such recall, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable gross profit or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands.

Additionally, product recalls may lead to increased scrutiny of our operations by the U.S. Food and Drug Administration or by state regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Any product recall affecting the hemp-derived products industry more broadly, whether or not involving us, could also lead consumers to lose confidence in the safety and security of cannabis products generally, including products sold by us. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

Companies and regulators in the marijuana industry are often hostile to the hemp-derived products industry, and sometimes use their political strength to seek prohibition, regulation and/or taxation of hemp-derived products including products containing delta-8-THC and delta-9-THC

Companies and regulators in the marijuana industry are often hostile to the hemp-derived products industry, as they witness the growing popularity of hemp-derived products taking sales away from licensed marijuana dispensaries. They sometimes use their political strength to seek prohibition, regulation and/or taxation of hemp-derived products including products containing delta-8-THC and delta-9-THC. Prohibitions, restrictions and taxes are now imposed on the shipment and/or sale of certain hemp-derived products in many states, and are being considered by other states. These restrictions, prohibitions and taxes could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to product liability claims or regulatory action if their products are alleged to have caused significant loss or injury

Lifted and target companies, as manufacturers and distributors of products which in some cases are ingested by humans, face the risk of exposure to product liability claims, regulatory action and litigation if their products are alleged to have caused loss or injury. Lifted and target companies may be subject to these types of claims due to allegations that their products caused or contributed to injury or illness, failed to include adequate instructions for use, or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of nicotine, hemp-derived ingredients, delta-8-THC, CBD, HHC, CBG, CBN and other cannabinoids, and other cannabis products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any such products, like the manufacture and sale of any ingested product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Lifted and target companies may in the future have to recall certain of their products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against Lifted or a target company could result in increased costs and could adversely affect Lifted’s or such target company’s reputation and goodwill with its customers. There can be no assurance that Lifted and target companies will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities, if at all. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect Lifted’s and target companies’ commercial arrangements with third parties. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to product liability claims or regulatory action if their products are alleged to have caused significant loss or injury

Lifted and target companies, as manufacturers and distributors of products which in some cases are ingested by humans, face the risk of exposure to product liability claims, regulatory action and litigation if their products are alleged to have caused loss or injury. Lifted and target companies may be subject to these types of claims due to allegations that their products caused or contributed to injury or illness, failed to include adequate instructions for use, or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of nicotine, hemp-derived ingredients, delta-8-THC, CBD, CBG, CBN and other cannabinoids, and other cannabis products alone or in combination with other medications or substances could also occur. In addition, the manufacture and sale of any such products, like the manufacture and sale of any ingested product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Lifted and target companies may in the future have to recall certain of their products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against Lifted or a target company could result in increased costs and could adversely affect Lifted’s or such target company’s reputation and goodwill with its customers. There can be no assurance that Lifted and target companies will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities, if at all. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect Lifted’s and target companies’ commercial arrangements with third parties. This could have a material adverse effect on our Company and the trading price of our common stock.

We rely on third-party distributors to distribute our products, and those distributors may not perform their obligations

We rely on third-party distributors to distribute our products. If these distributors do not successfully sell our products, if there is a delay or interruption in the distribution of our products, or if these third parties damage our products, it could negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

We rely on co-packers to manufacture some of our products, and those co-packers may not perform their obligations

We rely on third-party co-packers to manufacture some of our products. If these co-packers do not successfully carry out their contractual duties, if there is a delay or interruption in the manufacture of our products, or if these co-packers produce defective products, it could negatively impact our revenue from product sales. Any negative impact to the production of our products by the co-packers could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

Certain events or developments in the cannabis industry more generally may impact our reputation

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As a producer and distributor of hemp-derived products, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects. This could also impact our ability to attract and/or maintain business partners that are not primarily engaged in the cannabis business, such as major convenience stores. All of these factors could have a material adverse effect on our Company and the trading price of our common stock.

Some companies in the cannabis industry are owned or controlled by people with criminal backgrounds or by people with little regard for compliance with applicable laws, rules and regulations

The cannabis industry includes people with criminal backgrounds or who operated their cannabis businesses illegally for many years. In addition, the cannabis industry includes people who seems to have little regard for compliance with all applicable laws, rules and regulations. This has sometimes resulted in a competitive environment in which publicly traded companies are at a relative disadvantage to certain privately held companies. This “unlevel playing field” could have a material adverse effect on our Company and the trading price of our common stock.

The seasonality of Lifted’s and target companies’ businesses may place increased strain on their operations

Lifted and target companies may expect a disproportionate amount of their net sales to occur during a particular quarter. If Lifted and target companies do not stock or restock popular products in sufficient amounts such that they fail to meet customer demand, it could significantly affect Lifted’s and target companies’ revenue and their future growth. If Lifted and target companies overstock products, they may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could reduce profitability. If too many customers access Lifted’s and target companies’ websites within a short period of time due to increased demand, Lifted and target companies may experience system interruptions that make their websites unavailable or prevent Lifted and target companies from efficiently fulfilling orders, which may reduce the volume of goods they sell and the attractiveness of their products and services. In addition, Lifted and target companies may be unable to adequately staff their fulfillment network and customer service centers during these peak periods and may be unable to meet the seasonal demand. All of these situations could have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to identify, audit, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring minority or majority equity ownership interests in Canna-Infused Products Companies. We may not, however, be able to identify, audit, or acquire such equity ownership interests on acceptable terms, if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness or by selling shares of our common or convertible preferred stock. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire such equity ownership interests in the future. Target companies may not decide to proceed forward with mergers that are the subject of letters of intent. Failure to acquire such equity ownership interests on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

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

For example, the US federal government has recently enacted a law that may make it more difficult to sell online and ship nicotine, vape and other products. In addition, several states have enacted laws and regulations that prohibit or otherwise negatively impact the sale of certain cannabinoid-infused and nicotine products.

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

Lifted’s sales are dependent upon the sale of delta-8-THC products, which may be restricted or prohibited by the DEA or other governmental laws or regulations

Lifted’s sales are significantly dependent upon the sale of products containing hemp-derived delta-8-THC. The DEA and other federal, state and local governments and agencies may impose laws, rules, regulations and executive orders that effectively prohibit Lifted from selling delta-8-THC products. Consequently, Lifted’s and LFTD Partners’ future financial prospects are uncertain, and no guarantee or assurance whatsoever can be made that Lifted and LFTD Partners will be able to continue to pay their financial obligations when they become due and payable in the future. This risk could have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations. Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness or stock dilution; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; and (vi) the loss or reduction of control over certain of our assets. Material acquisitions have been and may continue to be material to our business strategy. There is no guarantee that any acquisition will be accretive. The existence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could result in our incurring those liabilities. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in closing or implementing a strategic transaction or integrating any acquired business into our operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may seek to enter into marketing relationships, affiliations, strategic alliances, or expand the scope of currently existing relationships, with third parties that Lifted and target companies believe will have a beneficial impact on them, and there are risks that such strategic alliances or expansions of Lifted’s and target companies’ currently existing relationships may not enhance their businesses in the desired manner

Lifted and target companies may expand the scope of, and may in the future enter into, strategic alliances with third parties that they believe will complement or augment their existing businesses. Their ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance their businesses, and may involve risks that could adversely affect them, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Lifted and target companies may become dependent on their strategic partners and actions by such partners could harm their businesses. Future strategic alliances could result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will be developed, maintained or achieve the expected benefits to their businesses or that they will be able to consummate future strategic alliances on satisfactory terms, or at all. This could have a material adverse effect on our Company and the trading price of our common stock.

Third parties with whom we do business may perceive themselves as being exposed to reputational risk as a result of their relationship with us

The parties with whom we do business, or would like to do business, may perceive that they are exposed to reputational risk as a result of our business activities relating to hemp and nicotine, which could hinder our ability to establish or maintain business relationships. These perceptions relating to the hemp and nicotine industries may interfere with our relationship with service providers, particularly in the financial services industry in the United States and jurisdictions where cannabis is not legal. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies rely on third-party distributors to distribute a portion of their products, and those distributors may not perform their obligations or may have allegiances to their own or other competitors’ products

Lifted and target companies rely on third-party distributors to distribute a portion of their products. If these distributors do not successfully carry out their contractual duties, if these distributors have allegiances to their own or other competitors’ products, if there is a delay or interruption in the distribution of Lifted’s or target companies’ products, or if these third parties damage Lifted’s or target companies’ products in transit, it could negatively impact Lifted’s and target companies’ revenue from product sales. Any damage to Lifted’s and target companies’ products could expose Lifted and target companies to potential product liability, damage the reputation of Lifted’s and target companies’ brands or otherwise harm Lifted’s and target companies’ businesses. The foregoing factors and issues associated with third-party distributors could have a material adverse effect on our Company and the trading price of our common stock.

The US FDA appears to be hostile to many cannabinoid-infused products

The FDA appears to be hostile to many cannabinoid-infused products. The FDA appears to believe that certain cannabinoids like CBD are drugs, and therefore that the sale of certain cannabinoid-infused products without FDA approval is illegal. In deference to the FDA, various states and municipalities have declared that the sale of certain cannabinoid-infused products are illegal. There can be no guarantee or assurance whatsoever that this regulatory hostility to cannabinoids will be resolved favorably to the cannabinoid products industry. Aggressive law enforcement against the cannabinoid industry by federal, state or local authorities and agencies could have a material adverse effect upon Lifted and the trading price of our common stock.

Hemp-derived cannabinoid-infused products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that certain cannabinoids may have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. If the FDA, scientific research and/or clinical studies ultimately demonstrate negative health and/or safety impacts of cannabinoids upon consumers, then Lifted’s business and the trading price of our common stock could be materially adversely affected.

Hemp and hemp-derived cannabinoid-infused products are federally illegal if they exceed 0.3% delta-9-THC

Hemp and hemp-derived cannabinoid-infused products which exceed a delta-9-THC concentration of 0.3% are federally illegal. Certain states may consider hemp and cannabinoid infused products which exceed 0.3% total THC to be illegal.

Any failure to keep the delta-9-THC or total THC concentration in hemp or cannabinoid-infused products below the applicable legal standard could subject Lifted and target companies to action by regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon Lifted’s business and the trading price of our common stock.

In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the delta-9-THC levels reflected in consumers’ blood tests are the result of cannabinoid-infused products or delta-9-THC-infused products. This may result in regulatory actions or lawsuits that could have a material adverse effect upon Lifted’s business and the trading price of our common stock.

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

The price of cannabinoid raw materials could spike as demand for cannabinoid-infused products increases

Although considerable hemp acreage has been and reportedly is being developed around the country, which is expected to increase the supply of hemp-derived CBD, delta-8-THC and other cannabinoids, the demand for these raw materials reportedly is also growing, and any spike in the price of these raw materials could materially adversely affect Lifted and the trading price of our common stock.

Target companies may not be of the same caliber company as previous acquisitions, or target companies’ management may not fit well into our corporate culture

If we acquire a company that is not of the same caliber company as Lifted, or if we acquire a company that does not have management that is as talented and high energy as Lifted’s management, or for whatever reason the management of the acquired company does not fit in well with the rest of our team, we may become less attractive for potential investors, future acquisition targets may be uninterested in merging into our Company, and the overall camaraderie among the players in our Company may disappear, which could materially adversely affect our Company and the price of our stock.

Lifted and target companies may be unable to keep pace with rapid industry, technological and market changes

Lifted and target companies may be unable to keep pace with rapid industry, technological and market changes that could affect Lifted’s and target companies’ services, products and businesses, or so keeping pace may require a substantial amount of Lifted’s management time and substantial fees being paid to outside legal counsel and consultants, all of which could materially adversely affect our Company and the trading price of our common stock.

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

Increases in labor costs could harm Lifted’s and target companies’ businesses

The U.S. in general, and Bend, Oregon in particular, have experienced very low unemployment, and higher minimum wages, which generally results in rising labor costs. Such rising labor costs are adversely affecting the expenses of Ablis, Bendistillery and Bend Spirits, and may adversely affect the expenses of Lifted and target companies’ businesses, which could materially adversely affect our Company and the trading price of our common stock.

We cannot predict the effect of inquiries from and/or actions by the DEA, the FDA, state attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of Lifted’s and target companies’ products

Lifted and target companies are subject to the risks of investigations and/or enforcement actions by the DEA, the FDA, state attorneys general and/or other government and/or quasi-governmental agencies relating to the advertising, marketing, promotion, ingredients, usage and/or sale of their products. If an inquiry by the DEA, the FDA, a state attorney general or other government or quasi-government agency finds that Lifted’s or target companies’ products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, Lifted or target companies may become subject to fines, product reformulations, container changes, changes in the usage or sale of Lifted’s or target companies’ products, changes in their advertising, marketing and promotion practices, and/or injunctions on the sale of the products, each of which could have a material adverse effect on our business, financial condition or results of operations and on the trading price of our common stock.

We may be required to obtain state, DEA and/or FDA permits, certifications and/or approvals in order to conduct business

Lifted and target companies may be required to obtain and maintain state, DEA and/or FDA permits, certifications and/or approvals in order to conduct business involving nicotine, delta-8-THC, delta-9-THC, HHC, CBD, CBG, CBN and other hemp-derived cannabinoids, food, other edibles, and non-prescription cannabinoid formulations. These permits, certifications and/or approvals may not be obtainable, or obtaining and maintaining them may involve enormous expenditures of time and money for consultants, studies, facilities, compliance, purchases, acquisitions and other matters. Failure to obtain and maintain all necessary permits, certifications and approvals, or the enormous expenditures of time and money associated with obtaining and maintaining all necessary permits, certifications and approvals, could have a material adverse effect on our business, financial condition or results of operations and on the trading price of our common stock.

Litigation regarding Lifted’s and target companies’ business and products, and related unfavorable media attention, could expose Lifted and target companies to significant liabilities and reduce demand for their products

From time to time third parties may claim that certain statements made in Lifted’s and target companies’ advertisements, certificates of analysis and/or on the labels of their products were false and/or misleading or otherwise not in compliance with standards applicable to food, other edibles, or non-prescription cannabinoid formulations under local, state or federal law, and/or that their products are not safe. Pending or threatened business-related and product-related litigation could consume significant financial and managerial resources and result in decreased demand for Lifted’s and target companies’ products, significant monetary awards against Lifted and target companies, and injury to Lifted’s and target companies’ and their respective management’s reputations. This could have a material adverse effect on our Company and the trading price of our common stock.

Criticism of Lifted’s and target companies’ products and/or criticism or a negative perception of Lifted’s and target companies’ industries, could adversely affect Lifted and target companies

Unfavorable reports on the health effects or pricing of Lifted’s and target companies’ products, including product safety concerns, whether generated by scientists, government regulators, industry groups, or on social media could have an adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Vape, e-liquid, e-cigarette, and nicotine pouch product risks

Some of Lifted’s and target companies’ inhalable products may contain nicotine. There is a risk that Lifted and target companies could be targeted by regulators or consumers with claims that their products are unsafe. The market for vapes, e-liquid, e-cigarettes, nicotine pouches, and associated cartridges and paraphernalia is currently subjected to regulations and prohibitions of certain products in certain jurisdictions in response to deaths and illnesses that have occurred and that are apparently associated with vaping, and also in response to other health concerns of various types. These various prohibitions and regulations may have a material adverse effect on Lifted’s and target companies’ financial condition, operating results, liquidity, cash flow and operational performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Sales of Lifted’s and target companies’ vape products are subject to uncertainty in the evolving vape market due to negative public sentiment and regulatory scrutiny

Vaping and electronic cigarettes were recently developed and therefore the scientific community has not yet had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use and the medical community is still studying these products’ health effects. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, then market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for vape products, product liability claims and increased regulation stemming from unfavorable scientific studies on cannabis vaping products could have a material adverse effect on Lifted’s and target companies’ businesses, results of operations and financial condition. This could have a material adverse effect on our Company and the trading price of our common stock.

Research regarding the health effects of hemp-derived products is in relatively early stages and subject to further study which could impact demand for hemp-derived products

Research and clinical trials on the potential benefits and the short-term and long-term effects of cannabis use on human health remains in relatively early stages and there is limited standardization. As such, there are inherent risks associated with using hemp-derived products. Moreover, future research and clinical trials may reach different or negative conclusions regarding the benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabis, which could adversely affect social acceptance of cannabis and the demand for Lifted’s and target companies’ products.

Lifted’s and target companies’ inability to innovate successfully and to provide new cutting edge products could adversely affect Lifted’s and target companies’ businesses and financial results

Lifted’s and target companies’ ability to compete in their highly competitive industries and to achieve their business growth objectives depends, in part, on their ability to develop new products and packaging. The success of their innovation, in turn, depends on their ability to identify consumer trends and cater to consumer preferences. If they are not successful in their innovation activities, then their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Changes in consumer preferences may reduce demand for some of Lifted’s and target companies’ products

Lifted’s and target companies’ industries are subject to changing consumer preferences and shifts in consumer preferences may adversely affect Lifted and target companies. Lifted’s and target companies’ future success will depend, in part, upon their continued ability to develop and introduce different and innovative products that appeal to consumers. In order to retain and expand their market share, Lifted and target companies must continue to develop and introduce different and innovative products, although there can be no assurance of Lifted’s and target companies’ ability to do so. There is no assurance that consumers will continue to purchase Lifted’s and target companies’ products in the future. Product lifecycles for some brands, products and/or packages may be limited to a few years before consumers’ preferences change. The products Lifted and target companies currently market are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for Lifted and target companies. Lifted and target companies may be unable to achieve volume growth through product and packaging initiatives. Lifted and target companies may also be unable to penetrate new markets. Additionally, as shopping patterns are being affected by the digital evolution and pandemics, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, Lifted and target companies may be unable to address or anticipate changes in consumer shopping preferences. If Lifted’s and target companies’ revenues decline, their businesses, financial conditions and results of operations could be adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Any expansion of Lifted and target companies outside of the United States exposes Lifted and target companies to uncertain conditions and other risks in international markets

As Lifted’s and target companies’ growth strategy includes expanding internationally, if Lifted and target companies are unable to expand distribution of their products outside the United States, their growth rate could be adversely affected. In many international markets, Lifted and target companies have limited operating experience and in some areas they have no operating experience. It is costly to establish, develop and maintain international operations and to develop and promote brands in international markets. Their percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. Lifted and target companies face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in their international markets; unfavorable foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks could have a significant impact on their ability to sell their products on a competitive basis in international markets and could have a material adverse effect on their businesses, financial conditions and results of operations. Also, their operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. This could have a material adverse effect on our Company and the trading price of our common stock.

Global or regional catastrophic events could impact Lifted’s and target companies’ operations and affect their ability to grow their businesses

Lifted’s and target companies’ businesses could be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where their products are distributed, the outbreak or escalation of armed hostilities, major natural disasters or widespread outbreaks of infectious diseases such as COVID-19 and its mutations. Such events could impact the production and/or distribution of their products. In addition, such events could disrupt global or regional economic activity, which could affect consumer purchasing power, thereby reducing demand for their products. If they are unable to grow their businesses internationally as a result of these factors, their growth rate could decline. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted does not have exclusive contracts with some of their contract manufacturers, which subjects Lifted to the risk that those contract manufacturers could sell the same products to Lifted’s competitors. In some cases, Lifted’s and target companies’ contract manufacturers may be affiliated with and manufacture other cannabinoid-infused product brand products or tobacco-free nicotine pouch brands. In such cases, such products compete directly with Lifted’s, and target companies’ products.

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

Lifted and target companies may rely upon third parties to carry and market their products

Unilateral decisions could be taken by Lifted’s and target companies’ bottlers, distributors and white label manufacturers, and by convenience and gas chains, grocery chains, specialty chain stores, club stores and other customers, to discontinue carrying certain or all of Lifted’s and target companies’ products that they are carrying at any time, which could cause Lifted’s and target companies’ businesses to suffer.

The marketing efforts of Lifted’s and target companies’ distributors are important for Lifted’s and target companies’ success. If Lifted’s and target companies’ brands prove to be less attractive to Lifted’s and target companies’ existing bottlers, distributors and white label manufacturers, or if Lifted and target companies fail to attract additional bottlers, distributors and white label manufacturers, and/or if Lifted’s and target companies’ bottlers, distributors and white label manufacturers do not market, promote and distribute Lifted’s and target companies’ products effectively, their businesses, financial conditions and results of operations could be adversely affected.

These risks could have a material adverse effect on our Company and the trading price of our common stock.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel and/or costs of co-packing could harm Lifted’s and target companies’ businesses

The costs and availability of the raw materials used by Lifted and target companies are subject to fluctuations. For certain terpenes, flavors, formulas and other products purchased from third-party suppliers, these suppliers own the proprietary rights to certain of their products. Lifted and target companies do not have possession of the list of the ingredients or formulas used in the production of certain of their products and certain of their blended concentrates, and Lifted and target companies may be unable to obtain comparable products from alternative suppliers on short notice. Industry-wide shortages of certain products have been, and could from time to time in the future be, encountered, which could interfere with and/or delay production of certain of Lifted’s and target companies’ products. In addition, certain of Lifted’s and target companies’ co-packing arrangements may allow such co-packers to increase their fees based on certain of their own cost increases. The prices of any of the above or any other raw materials or ingredients may continue to rise or may rise in the future. Lifted and target companies may or may not be able to pass any of such increases on to their customers. In recent years, the United States has imposed tariffs on many products and goods imported from China and certain other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs. In addition, some of these raw materials, including certain sizes of cans, are available from limited suppliers. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s and target companies’ failure to accurately estimate demand for their products could adversely affect their businesses and financial results

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

If Lifted and target companies do not maintain sufficient inventory levels, if Lifted and target companies are unable to deliver their products to their customers in sufficient quantities, and/or if Lifted and target companies’ customers’ or retailers’ inventory levels are too high, Lifted and target companies’ operating results could be adversely affected

If Lifted and target companies do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, their inventory levels may be inadequate and their results of operations may be negatively impacted. If Lifted and target companies fail to meet their shipping schedules, Lifted and target companies could damage their relationships with distributors and/or retailers, increase their distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver their products on a timely basis, Lifted and target companies need to maintain adequate inventory levels of the desired products. If the inventory of their products held by their distributors and/or retailers is too high, they will not place orders for additional products, which could unfavorably impact Lifted’s and target companies’ future sales and adversely affect their operating results. This could have a material adverse effect on our Company and the trading price of our common stock.

The costs of packaging supplies are subject to price increases from time to time, and Lifted and target companies may be unable to pass all or some of such increased costs on to their customers

Lifted’s and target companies’ packaging suppliers may increase the costs they charge Lifted and target companies for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies. If the costs of these packaging supplies increase, Lifted and target companies may be unable to pass these costs along to their customers through corresponding adjustments to the prices they charge, which could have a material adverse effect on their results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies encounter product recalls, their businesses may suffer and they may incur material losses

Lifted and target companies may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled, cause fires, explode or otherwise become materially non-compliant with applicable regulatory requirements. Material product recalls could adversely affect Lifted’s and target companies’ profitability and their brand images. Lifted and target companies may not maintain recall insurance. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted and target companies may be subject to payments-related risks and costs

Lifted and target companies may accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options Lifted and target companies offer to their customers, Lifted and target companies may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of their payments products), as well as fraud. For certain payment methods, including credit and debit cards, Lifted and target companies pay interchange and other fees, which may increase over time and raise their operating costs and lower profitability. Lifted and target companies may rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt Lifted’s and target companies’ businesses if these companies become unwilling or unable to provide these services to Lifted and target companies. Lifted and target companies may also be subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Lifted and target companies to comply. If Lifted and target companies fail to comply with these rules or requirements, or if Lifted and target companies’ data security systems are breached, compromised, or otherwise unable to detect or prevent fraudulent activity, Lifted and target companies may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and may lose their ability to accept credit and debit card payments from their customers, process electronic funds transfers, or facilitate other types of online payments, and Lifted’s and target companies’ businesses and operating results could be adversely affected. Lifted and target companies may also be subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If Lifted and target companies were found to be in violation of applicable laws or regulations, Lifted and target companies could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services. All of these risks could have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies are not able to retain the full-time services of senior management, there may be an adverse effect on their operations and/or their operating performance until Lifted and target companies find suitable replacements

Lifted and target companies’ businesses are dependent, to a large extent, upon the services of their senior management. Lifted and target companies may not maintain key person life insurance on any members of their senior management. The loss of services of Lifted’s and target companies’ senior management could adversely affect their businesses until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and Lifted and target companies may be unable to locate or employ such qualified personnel on acceptable terms. The loss of the services of Lifted’s CEO NWarrender would be especially damaging to Lifted’s business. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may have limited access to financial and insurance services and products

Some financial institutions and insurance companies refuse to provide a full range of financial and insurance services and products to Lifted because its business involves CBD, delta-8-THC, delta-9-THC and other hemp-derived cannabinoids, vaping products, and nicotine products. This could have a material adverse effect on our Company and the trading price of our common stock.

Climate change may negatively affect Lifted’s and target companies’ businesses

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns could result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of cannabinoids and other ingredients used in Lifted’s and target companies’ products and could impact the food security of communities around the world. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt Lifted’s and target companies’ supply chains (including, without limitation, the availability of, and/or result in higher prices for raw goods and finished goods) and/or impact demand for Lifted’s and target companies’ products. Natural disasters and extreme weather conditions, such as hurricanes, wildfires, earthquakes or floods, may affect Lifted’s and target companies’ operations and the operation of Lifted’s and target companies’ supply chains and unfavorably impact the demand for, or Lifted’s and target companies’ consumers’ ability to purchase, Lifted’s and target companies’ products. The predicted effects of climate change may also result in challenges regarding availability and quality of water, or less favorable pricing for water, which could adversely impact Lifted’s and target companies’ businesses and results of operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require Lifted and target companies to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on Lifted’s and target companies’ businesses and results of operations. Sales of Lifted’s and target companies’ products may also be influenced to some extent by weather conditions in the markets in which Lifted’s and target companies operate. Weather conditions may influence consumer demand for certain of Lifted’s and target companies’ products, which could have an effect on Lifted’s and target companies’ operations, either positively or negatively. This could have a material adverse effect on our Company and the trading price of our common stock.

Potential changes in accounting standards or practices and/or taxation or new accounting standards may adversely affect Lifted’s and target companies’ financial results

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (“GAAP”). Future changes in accounting standards or practices may have an impact on Lifted’s and target companies’ financial results. New accounting standards could be issued that change the way Lifted and target companies record revenues, expenses, assets and liabilities. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. These changes in accounting standards could adversely affect Lifted and target companies’ reported earnings or results of operations, financial condition and other financial measurers. Increases in direct and indirect income tax rates could affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages) could affect Lifted’s and target companies’ products’ affordability and reduce Lifted’s and target companies’ sales. This could have a material adverse effect on our Company and the trading price of our common stock.

Fluctuations in Lifted’s and target companies’ effective tax rates could adversely affect their financial conditions and results of operations

Lifted and target companies may be subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, Lifted and target companies may be subjected to audits for multiple tax years in various jurisdictions at once. At any given time, events may occur which change Lifted’s and target companies’ expectations about how any such tax audits will be resolved and thus, there could be variability in Lifted’s and target companies’ quarterly and/or annual tax rates, because these events may change Lifted’s and target companies’ plans for uncertain tax positions. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act, which imposes broad and complex changes to the U.S. tax code and may have tax implications for Lifted and target companies. This could have a material adverse effect on our Company and the trading price of our common stock.

Growth of operations will depend on the acceptance of Lifted’s and target companies’ products and consumer discretionary spending

The acceptance of Lifted’s and target companies’ hemp-derived products and nicotine pouches by both retailers and by consumers is critically important to their success. Shifts in retailer priorities and shifts in user preferences away from Lifted’s and target companies’ products, Lifted’s and target companies’ inability to develop products that appeal to both retailers and consumers, or changes in Lifted’s and target companies’ products that eliminate items popular with some consumers could harm their business. Also, their success will depend to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, Lifted and target companies may experience an inability to generate revenue during economic downturns or during periods of uncertainty, such as during pandemics, when users may decide to purchase products that are cheaper or to forego purchasing any type of Lifted’s and target companies’ products, due to a lack of available capital. Any material decline in the amount of discretionary spending could have a material adverse effect on Lifted’s and target companies’ sales, results of operations, business and financial condition. This could have a material adverse effect on our Company and the trading price of our common stock.

We cannot be certain that the products that Lifted and target companies offer will become, or continue to be, appealing and as a result there may not be any demand for these products and Lifted’s and target companies’ sales could decrease, which would result in a loss of revenue. Additionally, there is no guarantee that interest in Lifted’s and target companies’ products will continue, which could adversely affect Lifted’s and target companies’ business and revenues

Demand for cannabinoid-infused products and nicotine pouches that Lifted and target companies sell depends on many factors, including the number of customers that Lifted and target companies are able to attract and retain over time, and the competitive environments in Lifted’s and target companies’ industries. This may force Lifted and target companies to reduce prices below their desired pricing levels or increase promotional spending. Inability to anticipate changes in user preferences and to meet consumer’s needs in a timely and cost-effective manner all could result in immediate and longer term declines in the demand for the products Lifted and target companies plan to offer, which could adversely affect Lifted’s and target companies’ sales, cash flows and overall financial conditions. This could have a material adverse effect on our Company and the trading price of our common stock.

Competition that Lifted and target companies face is varied and strong

Lifted’s and target companies’ products and industries are subject to intense competition. There is no guarantee that Lifted and target companies can develop or sustain a market position or expand their businesses. We anticipate that the intensity of competition in the future will increase.

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

Many of Lifted’s and target companies’ current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and greater name and brand recognition than Lifted and target companies have. As a result, these competitors may have greater credibility with both existing and potential customers. They also may be able to offer more products and more aggressively promote and sell their products. Lifted’s and target companies’ competitors may also be able to support more aggressive pricing than Lifted and target companies will be able to, which could adversely affect sales, cause Lifted and target companies to decrease their prices to remain competitive, or otherwise reduce the overall gross profit earned on Lifted’s and target companies’ products. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s and target companies’ industries require the attraction and retention of talented employees

Success in Lifted’s and target companies’ industries does and will continue to require the acquisition and retention of highly talented and experienced individuals. Due to the growth in the cannabinoid industry, such individuals and the talent and experience they possess is in high demand. There is no guarantee that Lifted and target companies will be able to attract and maintain access to such individuals. The attraction and retention of such individuals may require the Company to offer stock, warrants and/or bonuses as incentives. If Lifted and target companies fail to attract, train, motivate and retain talented personnel, Lifted’s and target companies’ businesses, financial conditions, and operating results may be materially and adversely impacted. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies depend on a limited number of suppliers of raw and packaging materials

Lifted and target companies rely upon a limited number of suppliers for raw and packaging materials used to make and package their products. Lifted’s and target companies’ success will depend in part upon their ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets their requirements. The price and availability of these materials are subject to market conditions. Increases in the price of Lifted’s and target companies’ products due to the increase in the cost of raw materials could have a negative effect on their business.

If Lifted and target companies are unable to obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments could occur which would have a material adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. If Lifted and target companies’ packaging suppliers replicate and sell Lifted’s or target companies’ proprietary or custom packaging designs to competitors, or disclose to competitors Lifted’s or target companies’ future products, there could be material adverse effects on Lifted’s and target companies’ businesses, financial conditions and results of operations. The supply and price of raw materials used to produce Lifted’s and target companies’ products can be affected by a number of factors beyond Lifted’s and target companies’ control, such as political tensions between the US and China, tariffs, freight- and port-related backups and other logistical problems, wildfires, frosts, droughts, other weather conditions, economic factors affecting growing decisions, and various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. In addition, Lifted’s and target companies’ results of operations are dependent upon their ability to accurately forecast their requirements of raw materials. Any failure by Lifted and target companies to accurately forecast their demand for raw materials could result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect their results of operations. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies depend on a small number of retailers for a significant portion of their sales

Retailers across all channels in the U.S. and other markets have been consolidating, increasing margin demands of brand suppliers, and increasing their own private brand offerings, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist Lifted’s and target companies’ price increases and demand lower prices. They also have leverage to require Lifted and target companies to provide larger, more tailored promotional and product delivery programs. If Lifted and target companies and their distributor partners do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, Lifted’s and target companies’ product availability, sales and margins could suffer. Certain retailers make up an important percentage of Lifted’s and target companies’ products’ retail volume, including volume sold by Lifted’s and target companies’ distributor partners. Some retailers also offer their own private label products that compete with some of Lifted’s and target companies’ brands. The loss of sales of any of Lifted’s products by a major retailer could have a material adverse effect on our business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Third party manufacturers could make decisions adverse to Lifted’s and target companies’ best interests

A portion of Lifted’s and target companies’ sales revenue is dependent on third party manufacturers that Lifted and target companies do not control. The majority of these manufacturers’ business comes from producing and/or selling either their own products or competitors’ products. As independent companies, these manufacturers make their own business decisions. They may have the right to determine whether, and to what extent, they manufacture Lifted’s and target companies’ products, Lifted’s and target companies’ competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to Lifted’s and target companies’ brands. In many cases, they are able to terminate their manufacturing arrangements with Lifted and target companies without cause. Lifted and target companies may need to increase support for their brands in their territories and may not be able to pass on price increases to them. Their financial condition could also be adversely affected by conditions beyond Lifted’s and target companies’ control, and Lifted’s and target companies’ business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third party manufacturers. Any of these factors could negatively affect Lifted’s and target companies’ business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Failure of third-party distributors upon which Lifted and target companies rely could adversely affect their businesses

Lifted and target companies rely heavily on third party distributors for the sale of a portion of their products to retailers. The loss of a significant distributor could have a material adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. Lifted’s and target companies’ distributors may also provide distribution services to competing brands, as well as larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger companies. Lifted’s and target companies’ independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. There can be no assurance that Lifted’s and target companies’ distributors will continue to effectively market and distribute Lifted’s and target companies’ products. The loss of any distributor or the inability to replace a poorly performing distributor in a timely fashion could have a material adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. Furthermore, no assurance can be given that Lifted and target companies will successfully attract new distributors as they increase their presence in their existing markets or expand into new markets. This could have a material adverse effect on our Company and the trading price of our common stock.

Disruptions to production at Lifted’s and target companies’ manufacturing and distribution facilities could occur

Disruptions in production at Lifted’s and target companies’ manufacturing facilities could have material adverse effects on their businesses. In addition, disruptions could occur at any of Lifted’s and target companies’ other facilities or those of Lifted’s and target companies’ suppliers or distributors. The disruptions could occur for many reasons, including pandemics, fire, natural disaster, weather, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect Lifted’s and target companies’ business and financial performance. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to seasonality related to sales of their products

Lifted’s and target companies’ businesses may be subject to substantial seasonal fluctuations. Lifted’s and target companies’ operating results for any particular quarter may not necessarily be indicative of any other results. If for any reason Lifted and target companies’ sales were to be substantially below seasonal norms, then Lifted’s and target companies’ annual revenues and earnings could be materially and adversely affected. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may fail to comply with applicable government laws and regulations

Lifted and target companies are subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of their businesses including the manufacture, safety, labeling, transportation, advertising and sale of their products. Some of these laws (including tax laws and regulations such as excise and sales tax) and regulations are complex, ambiguous, subject to multiple interpretations, and/or subject to frequent changes. Violations of these laws or regulations in regard to the manufacture, safety, labeling, transportation and advertising of their products could damage their reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, could result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on Lifted’s and target companies’ beverages and their ingredients could increase their costs. In particular, regulatory focus on the health, safety and marketing of smokable, edible/ingestible, and beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of Lifted’s and target companies’ products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or could become applicable to Lifted’s and target companies’ products. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies face various operating hazards that could result in the reduction of their operations

Lifted and target companies’ operations are subject to certain hazards and liability risks faced by beverage, food and edibles companies that manufacture and distribute drink products, food and other edibles, such as defective products, contaminated products and damaged products. The occurrence of such problems could result in a costly product recall and serious damage to Lifted’s and target companies’ reputations for product quality, as well as potential lawsuits. No assurance can be given that insurance (if any) will be adequate to fully cover any incidents of product contamination or injuries resulting from their operations and their products. Lifted and target companies may not be able to continue to maintain insurance (if any) with adequate coverage for liabilities or risks arising from their business operations on acceptable terms. Even if insurance (if any) is adequate, insurance premiums could increase significantly which could result in higher costs for Lifted and target companies. This could have a material adverse effect on our Company and the trading price of our common stock.

Litigation and publicity concerning product safety or quality, health, human and workplace rights, and other issues could damage Lifted’s and target companies’ brand image and corporate reputation, and may adversely affect Lifted’s and target companies’ results of operations, business and financial conditions

Lifted’s and target companies’ success depends on their ability to build and maintain the brand images for their existing products, new products and brand extensions and maintain their corporate reputations. There can be no assurance that their advertising, marketing and promotional programs and their commitments to product safety and quality and human rights will have the desired impact on their products’ brand image and on consumer preference and demand. Product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, Lifted’s and target companies’ brand images or perceived product quality could be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving their products or those of their competitors) and proposed or new legislation affecting their industries. In addition, from time to time, there may be public policy endeavors that are either directly related to Lifted’s and target companies’ products and packaging or to their businesses. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and could result in adverse media and consumer reaction, including product boycotts.

Similarly, Lifted’s and target companies’ sponsorship relationships could subject Lifted and target companies to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations or individuals Lifted and target companies sponsor or support. Likewise, campaigns by activists connecting Lifted and target companies, or their supply chains, with human and workplace rights issues could adversely impact Lifted’s and target companies’ corporate images and reputations. Allegations, even if untrue, that Lifted and target companies are not respecting one or more of the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by Lifted’s and target companies’ suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to Lifted’s and target companies’ products, water usage, environmental impact, labor relations or the like could negatively affect Lifted’s and target companies’ overall reputations and brand images, which in turn could have negative impacts on Lifted’s and target companies’ products’ acceptance by consumers.

Lifted and target companies could also incur significant liabilities, if lawsuits or claims result in decisions against them, or litigation costs, regardless of the result. Further, any litigation may cause Lifted’s and target companies’ key employees to expend resources and time normally devoted to the operations of their businesses. This could have a material adverse effect on our Company and the trading price of our common stock.

It is difficult and costly for Lifted and target companies to protect their proprietary rights

Lifted’s and target companies’ commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of their products and brands, as well as successfully defending that intellectual property against third-party challenges, which they might not be able to do. Lifted and target companies will only be able to protect their intellectual property related to their trademarks, patents and brands (if any) to the extent that they have rights under valid and enforceable trademarks, patents or trade secrets that cover their products and brands, which they might not have. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of their intellectual property (if any). Accordingly, Lifted and target companies cannot predict the breadth of claims that may be allowed or enforced in their issued trademarks or their issued patents (if any). The degree of future protection for their proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect their rights or permit them to gain or keep their competitive advantage. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Finally, Lifted and target companies may initiate claims to assert or defend their own intellectual property against third parties. Any intellectual property litigation, irrespective of whether Lifted and target companies are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert Lifted’s and target companies’ management’s attention from their businesses and negatively affect their operating results or financial condition. This could have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to claims by third parties asserting that Lifted’s and target companies’ employees or Lifted and target companies have misappropriated the third parties’ intellectual property, or claiming ownership of what Lifted and target companies regard as their own intellectual property

Although Lifted and target companies try to ensure that they, their employees, and independent contractors do not use the proprietary information or know-how of others in their work for Lifted and target companies, they may be subject to claims that they, their employees, or independent contractors have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to Lifted’s and target companies’ trademarks, as well as claims that their employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, Lifted and target companies may be forced to bring claims against third parties, or defend claims they may bring against Lifted and target companies, to determine the ownership of what Lifted and target companies regard as their intellectual property. If Lifted and target companies fail in prosecuting or defending any such claims, in addition to paying monetary damages, Lifted and target companies may lose valuable intellectual property rights or personnel. Even if Lifted and target companies are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management. This could have a material adverse effect on our Company and the trading price of our common stock.

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

Also, under US GAAP, we use the equity method to account for our 50% membership interest in SmplyLifted prior to the Lifted’s sale of that interest. Under the equity method of accounting, we record our share (50%) of SmplyLifted’s earnings (or losses) as income (or losses) on the Consolidated Statements of Operations. We recorded our initial investment in SmplyLifted, which was $200,000, as an asset at historical cost. Under the equity method, the investment’s value is periodically adjusted to reflect the changes in value due to Lifted’s share in SmplyLifted’s income or losses.

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

We may not be able to properly brand our Company

In September 2021, we changed the name of our company to “LFTD Partners Inc.” from “Acquired Sales Corp.”, and we changed our ticker symbol to “LSFP” from “AQSP”. On March 15, 2022 we changed our ticker symbol to “LIFD”.

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

Our acquisitions of businesses may be extremely risky and we could lose all of our investments

We may invest in the nicotine, delta-8-THC, delta-9-THC, HHC, CBD, CBG, CBN and other hemp-derived and psychedelic products industries or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on: (i) may be viewed as being dangerous or illegal by the DEA or FDA, by state governments, or by other governmental or regulatory bodies and agencies; (ii) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (iii) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (iv) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (v) may have less predictable operating results; (vi) may from time to time be parties to litigation; (vii) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (viii) may require substantial additional capital to support their working capital, operations, expansion, marketing, research, or maintain their competitive position; and (ix) their financial statements may be unaudited, improperly prepared, and/or their internal financial controls may be inadequate or non-existent. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

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

RISK FACTORS RELATING TO THE BEVERAGE ALCOHOL BUSINESS

We purchased 4.99% of CBD-infused beverage maker Ablis, and of craft distillers Bendistillery and Bend Spirits. Two of those companies produce and sell alcohol. Federal, state, local, and foreign authorities regulate how companies produce, store, transport, distribute, and sell products containing alcohol and distilled spirits. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part. In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in any non-U.S. jurisdictions where craft distillers Bendistillery and Bend Spirits sell their products. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States. Laws of each nation define distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state are required in connection with the lawful selling of liquor. As 4.99% owner of craft distillers Bendistillery and Bend Spirits, we are impacted by the regulatory risks relating to the production and sale of alcohol which is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause Bendistillery, Bend Spirits and target companies to incur material additional costs or liabilities, and jeopardize the growth of their businesses in any affected market. For instance, federal, state, or local governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit Bendistillery’s, Bend Spirits’ and target companies’ opportunities to reach consumers or sell products. It is conceivable that television, newspaper, magazine, and/or internet advertising for beverage alcohol products could be limited or banned completely. Increases in regulation of this nature could substantially reduce consumer awareness of the products of Bendistillery, Bend Spirits and target companies in the affected markets and make the introduction of new products more challenging. The impact of increased taxation on alcohol and distilled spirits may have additional negative financial impacts on Bendistillery, Bend Spirits and target companies. All of these factors could materially adversely affect our Company and the trading price of our common stock.

Changes in consumer preferences or public attitudes about alcohol could decrease demand for our beverage alcohol products

If general consumer trends lead to a decrease in the demand for Bendistillery’s and Bend Spirits’ products or liquor in general, our sales and results of operations in the beverage alcohol segment may be adversely affected. There is no assurance that the liquor segment will experience growth in future periods.

Further, the alcoholic beverage industry is subject to public concern and political attention over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beverage alcohol products. Any such developments may have an adverse impact on the financial condition, operating results and cash flows for Bendistillery and Bend Spirits. All of these factors could materially adversely affect our Company and the trading price of our common stock.

Developments affecting production at Bendistillery’s and Bend Spirits’ distilleries could negatively impact Bendistillery’s and Bend Spirits’ financial results

Adverse changes or developments affecting Bendistillery’s and Bend Spirits’ distilleries in Bend, Oregon, including, fire, power failure, natural disaster, public health crisis, or a material failure of our security infrastructure, could reduce or require Bendistillery and Bend Spirits to entirely suspend operations. Additionally, due to many factors, including seasonality and production schedules of Bendistillery’s and Bend Spirits’ various products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If Bendistillery and Bend Spirits experience contraction in their sales and distilling volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of Bendistillery and Bend Spirits. All of these factors could materially adversely affect our Company and the trading price of our common stock.

Bendistillery and Bend Spirits face substantial competition in the liquor industry and the broader market for alcoholic beverage products which could impact its business and financial results

The market for alcoholic beverage products within the United States is highly competitive due to the increasing number of domestic and international beverage companies with similar pricing and target drinkers, the introduction and expansion of hard seltzers, gains in market share achieved by domestic specialty beers and imported beers, and the acquisition of craft distillers and brewers by larger distillers and brewers. We anticipate competition among domestic craft distillers and brewers will also remain strong as existing distillers and breweries build more capacity, expand geographically and add more products, flavors and styles. The continued growth in the sales of hard seltzers, craft-brewed domestic beers and imported beers is expected to increase competition in the market for alcoholic beverages within the United States and, as a result, prices and market share of Bendistillery’s and Bend Spirits’ products may fluctuate and possibly decline.

The liquor and beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Due to the increased leverage that these combined operations have in distribution and sales and marketing expenses, the costs to Bendistillery and Bend Spirits of competing could increase. The potential also exists for these large competitors to increase their influence with their distributors, making it difficult for smaller distillers and brewers to maintain their market presence or enter new markets. The increase in the number and availability of competing products and brands, the costs to compete and potential decrease in distribution support and opportunities may adversely affect Bendistillery’s and Bend Spirits’ business and financial results. All of these factors could materially adversely affect our Company and the trading price of our common stock.

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

Alcoholic beverage distributors are powerful and control much of the marketplace

Bendistillery, Bend Spirits and target companies distribute their distilled alcoholic beverages through a limited number of powerful distributors that control much of the marketplace for alcoholic beverages. In order for Bendistillery and Bend Spirits to grow, they will be required to maintain such relationships with their distributors and to enter into agreements with additional distributors. No assurance can be given that Bendistillery and Bend Spirits will be able to maintain their current distribution network or secure additional distributors on terms favorable to Bendistillery and Bend Spirits. If Bendistillery’s and Bend Spirits’ existing distribution agreements are terminated, they may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution. The loss of such distributors, or disruptions to the operations of such distributors, could adversely affect the value of our ownership interest in those companies, which could materially adversely affect our Company and the trading price of our common stock.

The Oregon Liquor Control Commission has jurisdiction over our directors, officers and significant shareholders

Due to our minority ownership interest in Bendistillery and Bend Spirits, the Oregon Liquor Control Commission (“OLCC”) has jurisdiction over our directors, officers and significant shareholders. If the OLCC were to refuse to approve any of our directors, officers or significant shareholders, it could disrupt our management and corporate governance, which could materially adversely affect our Company and the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

LFTD Partners’ CEO GJacobs and its President and CFO WJacobs live in Florida, and LFTD Partners’ COO Warrender lives in Wisconsin. The Company currently does not have a dedicated corporate office for LFTD Partners other than in the home office spaces provided by the Company’s CEO and President in Florida. The future location of LFTD Partners’ corporate office will depend upon a number of factors including where our CEO is living at the time.

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

Landlord is an entity owned directly or indirectly by NWarrender, the Company’s Vice Chairman and COO, the CEO of Lifted, and the largest stockholder of the Company as the beneficial owner of 3,900,455 shares of common stock of the Company. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender is able to benefit through his ownership of Landlord by Landlord’s receiving rent and eventually selling the Premises to Lifted.

Lifted constructed improvements to the Premises including a clean room, and gradually moved into the Premises over the course of the first quarter of 2021.

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

Under the terms of the Omnibus Agreement, Lifted is obligated to purchase the Premises from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000. As a result, as of December 31, 2021, the Company modified its methodology for accounting of this finance lease (the “Modification Date”), such that the only liability recognized as of December 31, 2021 was a current (within one year) liability, and there was no long-term liability recognized. An immaterial loss on lease modification of $1,446 was also recognized as of the Modification Date. The Finance Lease Right-of-Use Asset value was reduced to reflect the fixed purchase price agreed to under the Omnibus Agreement.

The Finance Lease Right-of-Use Asset will be amortized over its useful life (39 years) on a prospective basis from the Modification Date. That is, the Finance Lease Right-of-Use Asset was previously amortized over the lease term, but given mandatory purchase by December 31, 2022, the Finance Lease Right-of-Use Asset will be amortized over 39 years starting on the Modification Date.

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin

On September 23, 2021, Lifted entered into a Lease Agreement (the “58th Lease”) with TI Investors of Kenosha LLC, (“TI”) for office and warehouse space (the “58th Suite 850”) located at 8920 58th Place, Suite 850, Kenosha, WI 53144. The 58th Suite 850 serve as sales offices and finished goods storage for Lifted.

The term of the 58th Lease commenced on October 1, 2021. The initial term of the Lease will extend approximately three year, unless earlier terminated in accordance with the terms and conditions of the 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the 58th Lease for an additional term.

Under the terms of the 58th Lease, Lifted will lease the approximately 5,000 square feet of the 58th Suite 850 and pay a base square foot charge of $5.75 per square foot per annum, with a 3% increase in rent each year during the term. Lifted will also be responsible for paying its proportionate share of real estate taxes and other operating costs. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
10/01/2021 – 09/30/2022	$2,395.84
10/01/2022 – 09/30/2023	$2,467.72
10/01/2023 – 09/30/2024	$2,541.75

Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin

On November 17, 2021, Lifted entered into a Lease Agreement (the “Second 58th Lease”) with TI for office and warehouse space (the 58th Suites 600 & 700”) located at 8910 58th Place, Suites 600 & 700, Kenosha, WI 53144. The 58th Suites 600 & 700 are used for raw goods storage.

The term of the Second 58th Lease commenced on January 1, 2022. The initial term of the Second 58th Lease will extend approximately five years, unless extended or earlier terminated in accordance with the Second 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Second 58th Lease for an additional term.

Under the terms of the Second 58th Lease, Lifted will lease the approximately 8,000 square feet of the 58th Suites 600 and 700 and pay a base square foot charge of $6.00 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
01/01/2022 – 12/31/2022	$4,000.00
01/01/2023 – 12/31/2023	$4,120.00
01/01/2024 – 12/31/2024	$4,243.60
01/01/2025 – 12/31/2025	$4,370.91
01/01/2026 – 12/31/2026	$4,502.34

Lifted will also be responsible for paying its proportionate share of real estate taxes and other operating costs.

Lease of Space in Zion, Illinois

From June 1, 2018 through June 1, 2021, Lifted rented 3,300 square feet of space located in Zion, Illinois, for manufacturing, warehousing and office space. From June 1, 2021 through November 2021, Lifted leased such space on a month-to-month basis. From May 2020 until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefor.

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the United States.

Phone, Internet, Travel and Other Business Expenses; Medical Expenses

Pursuant to their employment agreements with LFTD Partners and Lifted: LFTD Partners pays or reimburses the phone, internet, travel and other business expenses of our Chief Executive Officer GJacobs, and of our President and Chief Financial Officer, WJacobs, who is the son of GJacobs; Lifted pays or reimburses the phone, internet, travel and other business expenses of LFTD Partners’ Chief Operating Officer NWarrender; and LFTD Partners and Lifted also pay or reimburse the medical, vision and dental expenses of GJacobs, WJacobs and NWarrender.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Please see the Notes to Financial Statements on page F-40 under the heading “NOTE 12 – LEGAL PROCEEDINGS” for a description of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol LIFD on the OTCQB Venture Market. Our shares trade infrequently and the trading price of our shares is not necessarily indicative of the existence of a trading market for our securities or indicative of our value. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock.

Closing Sales Prices (1)
	High	Low
Year Ended December 31, 2021
4th Quarter	$6.00	$	|$3.76
3rd Quarter	$5.70		$$3.72
2nd Quarter	$8.00		$$3.15
1st Quarter	$9.60		$$2.25

Year Ended December 31, 2020
4th Quarter	$4.04		$1.25
3rd Quarter	$2.80		$1.51
2nd Quarter	$2.85		$1.28
1st Quarter	$4.15		$2.25

___________

(1) The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 21, 2022, a total of 13,977,578 shares of LFTD Partners’ common stock were outstanding and there were 255 holders of record of LFTD Partners’ common stock.

There are 645,000 shares of common stock of the Company designated as contingent deferred stock that will be issued on February 24, 2023 subject to certain conditions and requirements.

Recent Sales of Unregistered Securities

Stock Buy-back Transactions with a Non-Affiliate Stockholder and Retirement of 72,000 Shares of Common Stock Held in Treasury

On November 24, 2020, LFTD Partners purchased 36,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $0.95 per share for a total of $34,200. These shares were held in treasury until August 31, 2021, which is when the Company retired them. The retirement of these shares was accounted for under the cost method of accounting.

On January 8, 2021, LFTD Partners Inc. purchased 36,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $0.95 per share for a total of $34,200. These shares were held in treasury until August 31, 2021, which is when the Company retired them. The retirement of these shares was accounted for under the cost method of accounting.

Exercise of Warrants by Gerard M. Jacobs

On August 30, 2021, CEO Gerard M. Jacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. Gerard M. Jacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. Gerard M. Jacobs also demanded immediate payment of $8,439 of the bonuses which are currently due and payable by the Company to Gerard M. Jacobs, and Gerard M. Jacobs hereby allocated and applied such $8,439 to pay for the aggregate cost of purchasing and exercising the above warrants.

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

Exercise of Option by a Non-Affiliated Shareholder

On December 7, 2021, a non-affiliated shareholder of the Company exercised a warrant to purchase 25,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which he paid.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Annual Report on Form 10-K, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc., formerly known as Acquired Sales Corp., had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $11,414,602 as of December 31, 2021. LFTD Partners Inc. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. These matters raise substantial doubt about our ability to continue as a going concern.

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

INTRODUCTION

Management’s Discussion and Analysis (“MD&A”) of our financial condition and results of operations is provided as a supplement to the accompanying financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.

Basis of Presentation

Overview

Please refer to “Description of the Business of LFTD Partners Inc.” under “ITEM 1. BUSINESS” for information.

Liquidity and Capital Resources

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2021 and December 31, 2020, as well as our Company’s cash flows for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021	December 31, 2020

Current Assets	$13,152,696	$3,264,777
Current Liabilities	11,906,270	2,308,722
Working Capital	1,246,426	956,055

	For the Year Ended
	December 31,
	2021	2020	2019
Net Cash Provided by (Used in) Operating Activities	$5,622,612	$(338,036)	$(611,502)
Net Cash Used in Investing Activities	$(446,655)	$(3,509,811)	$(2,096,200)
Net Cash (Used In) Provided By Financing Activities	$(4,012,306)	$(98,002)	$7,092,631

Comparison of the balance sheet at December 31, 2021 and December 31, 2020

At December 31, 2021, we had cash and cash equivalents of $1,602,731; in comparison, at December 31, 2020, we had cash and cash equivalents of $439,080.

At December 31, 2021, we had a dividend receivable from Bendistillery in the amount of $2,495; similarly, at December 31, 2020, we also had a dividend receivable from Bendistillery in the amount of $2,495.

At December 31, 2021, we had prepaid expenses of $4,262,237 primarily related to prepaid inventory and prepaid health and dental insurance; in comparison, at December 31, 2020, we had prepaid expenses of $455,061 primarily related to prepaid inventory, prepaid payroll, prepaid workers compensation insurance and the prepayment of the OTCQX annual fee.

At December 31, 2020, we had an outstanding loan receivable from SmplyLifted LLC in the amount of $293,750; this money had been used by SmplyLifted to purchase inventory. This loan receivable was written off at December 31, 2021.

At December 31, 2020, we had a note receivable from CBD Lion for $15,318. There was no note receivable from CBD Lion at December 31, 2021.

Accounts receivable of $3,461,499, net of $239,101 allowance, were outstanding at December 31, 2021; this is compared to accounts receivable of $1,413,051, net of $5,743 allowance, outstanding at December 31, 2020.

At December 31, 2021, we had inventory of $3,809,944; in comparison, at December 31, 2020, we had inventory of $641,195.

Total current assets at December 31, 2021 of $13,152,696 were adequate for us to fund current operations. In comparison, at December 31, 2020, we had total current assets of $3,264,777.

At December 31, 2021 and December 31, 2020, our other assets primarily included goodwill of $22,292,767 related to the acquisition of Lifted on February 24, 2020. Also, at both December 31, 2021 and December 31, 2020, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. At December 31, 2021, we also reported a net finance lease right-of-use asset of $1,227,532, a net operating lease right-of-use asset of $76,412, net fixed assets of $433,213, net intangible assets of $1,386 and security and state licensing deposits of $6,900. In 2021, Lifted wrote off its $30,000 deposit at a law firm that was required by Lifted’s exclusive Girish GPO distribution agreement; such $30,000 was previously recorded as an other asset as of December 31, 2020. At December 31, 2021, Lifted wrote off its investment in SmplyLifted LLC, which was previously valued at $84,451. At December 31, 2020, Lifted’s investment in SmplyLifted was reported at $195,571. Lifted’s initial capital contribution to SmplyLifted LLC was $200,000 for a 50% membership interest.

In comparison, at December 31, 2020, our other assets included net intangible assets of $3,054 and a security and state licensing deposit of $1,600 at December 31, 2020. At December 31, 2020, we recognized a net operating lease right-of-use asset of $7,705.

At December 31, 2021, current liabilities of $11,906,270 primarily consisted of accounts payable and accrued expenses of $4,671,382, accounts payable to an affiliate of NWarrender of $4,607, deferred revenue of $2,174,393, a company-wide management bonus pool accrual of $1,556,055, income tax payable of $1,242,974, management bonuses payable of $941,562, interest payable to related parties WJacobs and GJacobs of $13,269, $11,926 in Series A convertible preferred stock dividends payable to preferred stockholders, and $1,796 in Series B convertible preferred stock dividends payable to preferred stockholders.

In comparison, at December 31, 2020, current liabilities of $2,308,722 primarily consisted of deferred revenue of $1,096,120, management bonuses payable of $350,000, accounts payable and accrued expenses of $639,479, interest payable to NWarrender of $64,110, $145,561 in Series A convertible preferred stock dividends payable to preferred stockholders, and $5,782 in Series B convertible preferred stock dividends payable to preferred stockholders.

The Company had an accumulated deficit of $11,414,602 and $17,141,175 as of December 31, 2021 and 2020, respectively.

Comparison of operations for the year ended December 31, 2021 to the year ended December 31, 2020

During the year ended December 31, 2021, the Company recognized net sales of $31,656,932. From the period February 24, 2020 (closing on Lifted) through December 31, 2020, the Company recognized net sales of $5,344,320. The Company did not generate revenue from continuing operations during the year ended December 31, 2019.

During the year ended December 31, 2021, hemp-derived, nicotine and sanitizer products made up approximately 99%, 1% and 0% of Lifted’s sales, respectively. During the year ended December 31, 2020, hemp-derived, nicotine and sanitizer products made up approximately 60%, 20% and 20% of Lifted’s sales, respectively. LIFD did not generate any revenue in 2019.

No stock compensation expense of was recognized during the year ended December 31, 2021. In comparison, stock compensation expense of $1,393,648 was recognized during the year ended December 31, 2020. Of this, $733,499 related to the value of warrants issued to GJacobs upon the execution of his employment agreement on February 24, 2020, pursuant to the June 19, 2019 compensation agreement. The difference, $660,149, related to the value of warrants issued to WJacobs upon the execution of his employment agreement on February 24, 2020, pursuant to the June 19, 2019 compensation agreement.

Stock compensation expense of $874,154 was recognized during the year ended December 31, 2019. Of this, $833,446 related to the value of 402,900 warrants to purchase unregistered shares of common stock of the Company issued to brokers for the capital raised for the Company by the brokers. The difference, $40,708, was the value of a total of 14,042 warrants to purchase unregistered shares of common stock of the Company, issued to two finders (7,021 warrants were issued to each finder) in regard to the purchase of 4.99% of the stock of Ablis. In comparison, stock compensation expense of $72,500 was recognized during the year ended December 31, 2018. As background: on April 1, 2018, we issued to director James S. Jacobs and to WJacobs, then an independent contractor and now our President and Chief Financial Officer, rights to purchase warrants, for an aggregate purchase price of $2.00, an aggregate of 250,000 shares of common stock of the Company (40,000 to James S. Jacobs, and 210,000 to WJacobs), at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. We recorded total stock compensation expense of $72,500 related to these rights to purchase warrants; this consists of $11,600 of stock compensation for the rights to purchase warrants issued to James S. Jacobs, and $60,900 of stock compensation for the rights to purchase warrants issued to WJacobs.

During the year ended December 31, 2021, the Company expensed $3,621,624 related to payroll, consulting and independent contractor expenses; this is up from $809,966 in payroll, consulting and independent contractor expenses during the year ended December 31, 2020; and up from $112,500 in payroll, consulting and independent contractor expenses during the year ended December 31, 2019. Lifted has been dramatically increasing the size of its workforce, including production, fulfillment and sales people, and in conjunction with these increases, Lifted’s payroll, consulting and independent contractor expenses have increased significantly. In addition, Lifted’s Chief Strategy Officer, who was hired on July 1, 2021, has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The Chief Strategy Officer’s two-year agreement with Lifted entitles such employee to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. At December 31, 2021, the bonus payable to this Lifted employee totaled $339,510.

During the year ended December 31, 2021, the Company expensed $1,559,334 related to the company-wide management bonus pool. There was no company-wide management bonus pool accrued for during the years ended December 31, 2020 and December 31, 2019.

Driven by increased sales, bank charges and merchant fees increased to $392,757 during the year ended December 31, 2021, from $48,814 during the year ended December 31, 2020, from $130 during the year ended December 31, 2019.

During the year ended December 31, 2021, the Company incurred $337,044 in advertising and marketing expenses, which primarily related to trade shows, marketing displays, public relations and digital marketing. In comparison, during the year ended December 31, 2020, the Company incurred $115,102 in advertising and marketing expenses, which primarily related to public relations and digital marketing.

Bad debt expense increased to $380,621 during the year ended December 31, 2021, from $124,802 during the year ended December 31, 2020, from $0 during the year ended December 31, 2019.

Depreciation and amortization expense increased to $90,147 during the year ended December 31, 2021, from $16,385 during the year ended December 31, 2020, from $0 during the year ended December 31, 2019.

Other operating expenses increased to $629,012 during the year ended December 31, 2021, from $222,052 during the year ended December 31, 2020, from $58,478 during the year ended December 31, 2019. Other operating expenses include, for example, lab supplies, dues and subscriptions, meals and entertainment, insurance expenses, repairs and maintenance, and state license & filing fees.

Total, non-operating Other Expenses in 2021 of $613,539 primarily consisted of $388,727 in impairment of Lifted’s investment in SmplyLifted, $195,571 in loss from Lifted’s 50% membership interest in SmplyLifted, and interest expense of $142,427. In comparison, total non-operating Other Expenses in 2020 of $16,221 primarily consisted of gain of forgiveness of debt of $91,272, interest expense of $65,186, settlement costs of $97,000, refund of merchant account fees of $34,429, settlement income of $12,500, and interest income of $8,098. During the year ended December 31, 2019, Total Other Income consisted of interest expense of $27,998, settlement income of $29,196, and interest income of $25,628.

During the year ended December 31, 2021, the Company recognized net income of $5,799,982. In comparison, during the year ended December 31, 2020, the Company incurred a net loss of $1,534,589. In comparison, during the year ended December 31, 2019, the Company incurred a net loss of $1,236,105.

Net cash provided by operating activities was $5,622,613 for the year ended December 31, 2021, compared to net cash used in operating activities was $338,036 for the year ended December 31, 2020, compared to $611,502 net cash used in operating activities for the year ended December 31, 2019. Net cash provided by operating activities was primarily generated from net income of $5,799,982. Net cash used in operating activities in 2021 was primarily for prepaid expenses and for the purchase of inventory. Offsetting the used cash were increases in accounts payable and accrued expenses and deferred revenue. Net cash used in operating activities in 2020 of $338,036 was also primarily for the purchase of inventory and prepaid expenses. Offsetting the used cash were increases in accounts payable and accrued expenses of $255,908 and deferred revenue of $1,031,424. Net cash used in operating activities in 2019 was primarily for professional fees and independent contractor and consulting fees.

Net cash used in investing activities was $446,655, $3,509,811 and $2,096,200 during the years ended December 31, 2021, 2020 and 2019, respectively. Net cash used in investing activities in 2021 primarily related to the net purchase of fixed assets and loans to SmplyLifted, offset by the reduction of the CBD Lion note receivable. Net cash used in investing activities in 2020 primarily related to the net cash paid to NWarrender as part of the acquisition of Lifted, purchases of fixed assets, and a reduction of the CBD Lion note receivable as we received payments from CBD Lion. We also invested $200,000 into SmplyLifted LLC; this investment amount was reduced by SmplyLifted’s net loss in 2020. We also made loans totaling $293,750 to SmplyLifted LLC for the purchase of inventory. Net cash used in investing activities in 2019 related to our $399,200 investment in Ablis, our $1,497,000 investment in Bendistillery and Bend Spirits, and our $300,000 loan to CBD Lion LLC, of which $200,000 was outstanding at December 31, 2019.

During the year ended December 31, 2021, net cash used in financing activities was $4,012,306, primarily driven by the repayment of the $3,750,000 promissory note payable to NWarrender. Net cash used in financing activities was $98,002 during the year ended December 31, 2020, primarily driven by the payments of dividends to Series A convertible preferred stockholders. In comparison, during the year ended December 31, 2019, net cash provided by financing activities was $7,092,631, primarily driven by the raise of $6,615,000 in exchange for Series A convertible preferred stock.

During the year ended December 31, 2021, net cash increased by $1,163,651. In comparison, during the year ended December 31, 2020, net cash decreased by $3,945,849, and net cash increased by $4,384,929 during the year ended December 31, 2019.

The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2021 of $11,414,602. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

Selected Quarterly Financial Information

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2021	For the Three Months Ended September 30, 2021	For the Three Months Ended June 30, 2021	For the Three Months Ended March 31, 2021	For the Three Months Ended December 31, 2020	For the Three Months Ended September 30, 2020
Net Sales	$12,787,566	$8,820,952	$6,695,144	$3,353,270	$2,196,518	$1,509,437
Cost of Goods Sold	6,252,549	4,720,057	3,035,630	1,707,523	1,312,946	878,327
Gross Profit	6,535,017	4,100,895	3,659,515	1,645,747	883,572	631,110
Operating Expenses:
Payroll, Consulting and Independent Contractor Expenses	1,719,305	803,796	791,000	307,524	211,851	275,149
Accrual for Company-Wide Management Bonus Pool	-	400,000	816,388	342,947	-	-
Management Bonuses	650,000	-	-	-	-	-
Professional Fees	133,300	139,526	133,892	93,033	80,810	50,235
Bank Charges and Merchant Fees	103,647	104,485	118,055	66,570	27,824	14,702
Advertising and Marketing	100,446	86,438	98,133	52,027	22,384	26,670
Bad Debt Expense	299,000	61,448	19,196	977	2,915	94,251
Depreciation and Amortization	5,805	16,344	26,215	41,783	5,245	5,092
Other Operating Expenses	278,024	170,821	99,773	80,394	56,902	51,289
Total Operating Expenses	3,289,526	1,782,858	2,102,652	985,254	407,931	517,388
Income/(Loss) From Operations	3,245,491	2,318,037	1,556,863	660,493	475,641	113,722
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(100,172)	(44,858)	(43,330)	(7,211)	(4,429)	-
Impairment of Investment in SmplyLifted	(388,727)	-	-	-	-	-
Income from SmplyLifted for WCJ Labor	144	313	769	1,072	-	-
Loss on Lease Modification	(1,445)	-	-	-	-	-
Interest Expense	(35,314)	(35,368)	(35,398)	(36,347)	(19,281)	(19,281)
Dividend Income	2,495	-	-	-	2,495	-
Warehouse Buildout Credits	-	-	600	600	600	600
Penalties	(5,434)	(2,162)	-	(450)	-	-
Gain on Forgiveness of Debt	521	-	151,147	-	81,272	-
Settlement Income/Gain on Settlement	-	-	-	-	12,500	-
Gain(Loss) on Disposal of Fixed Assets	-	-	(4,750)	-	-	-
Loss on Deposits	(1,600)	-	(30,000)	-	-	-
Interest Income	694	217	253	202	733	782
Total Other Income/(Expenses)	(528,837)	(81,858)	39,292	(42,134)	73,890	(17,899)
Income/(Loss) Before Provision for Income Taxes	2,716,654	2,236,179	1,596,154	618,359	549,531	95,823
Provision for Income Taxes	(1,367,362)	-	-	-	-	-
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$1,349,292	$2,236,179	$1,596,154	$618,359	$549,531	$95,823

Earnings/(Loss) Per Common Share Attributable to LFTD Partners Inc. common shareholders:
Basic	$0.10	$0.17	$0.14	$0.08	$0.06	$0.01
Diluted	$0.08	$0.14	$0.11	$0.04	$0.02	$0.01

Weighted average number of common shares outstanding
Basic	14,005,567	13,015,717	11,042,657	7,456,925	6,463,301	6,460,236
Diluted	15,962,765	16,257,915	14,381,105	16,084,794	16,040,170	6,460,236

On February 24, 2020, we acquired 100% of the ownership interests of Lifted. All of our sales are generated by our wholly-owned subsidiary Lifted; LFTD Partners as an entity by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery, Ablis or Bend Spirits.

Critical Accounting Policies

Critical accounting policies are discussed in Note 1 of the financial statements accompanying this annual report.

Other Matters

We may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business in addition to the matters discussed above in “NOTE 12 – LEGAL PROCEEDINGS”. We intend to vigorously pursue and defend such litigation. Although the outcome of these other matters is currently not determinable, our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our Company’s financial position, results of operations, or cash flows.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in recent months in the development and distribution of vaccines. It has already disrupted Lifted’s operations, global travel and supply chains, and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution and future impact of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 have significantly disrupted business activity globally and there is uncertainty as to if and when these disruptions will fully subside.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on Lifted’s, our customers’ and target companies’ business and operations in future periods. Although our total revenues for the three months ended December 31, 2021 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: disruptions of Lifted’s workforce; limitations on the ability of our customers to conduct their business, purchase our products, and make timely payments; curtailed consumer spending; deferred purchasing decisions; supply chain problems and delays, and changes in demand from retail customers. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2021 and December 31, 2020 begins on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021.

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

During December 2021, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2021 was not effective. Management identified the following material weaknesses as of December 31, 2021:

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

Management has determined that the Company should seek to enhance its internal controls over financial reporting by maintaining the following steps first commenced in 2010:

(1)	During November 2010, the Company increased its Board of Directors to six members by adding another independent member, Vincent J. Mesolella. Mr. Mesolella is the Chairman of the Narragansett Bay Commission, Providence, Rhode Island. Mr. Mesolella is also the Founder, President and Chief Executive Officer of MVJ Realty, LLC, a real estate development company. Mr. Mesolella has previously served as the Chairman of the Audit Committee of the Board of Directors of a publicly traded company.

Beginning in March 2010, the Company began emailing or mailing to Vincent J. Mesolella a copy of each monthly statement from its bank summarizing all activity in the Company’s checking account, for review and questioning as appropriate. The purpose of Mr. Mesolella’s involvement is to provide monitoring, oversight and assistance to GJacobs, Chief Executive Officer, in the preparation and reporting of the Company’s financial statements.

In December 2021, the Company engaged a third party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of the Sarbanes-Oxley Act.

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

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of December 31, 2021.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 24, 2022:

Name	Age	Position
Gerard M. Jacobs, JD	66	Chairman of the Board, Chief Executive Officer and Secretary
Nicholas S. Warrender	32	Vice Chairman of the Board and Chief Operating Officer
Vincent J. Mesolella	72	Lead Outside Director
Joshua A. Bloom, MD	66	Director
James S. Jacobs, MD	68	Director
William C. “Jake” Jacobs, CPA	33	President, Chief Financial Officer and Treasurer
Richard E. Morrissy	67	Director
Kevin J. Rocio	58	Director
Robert T. Warrender II	69	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified.

Gerard M. Jacobs, J.D., age 66, is Chairman of our Board of Directors, Chief Executive Officer and Secretary of the Company. Mr. Jacobs has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its Chief Executive Officer and member of its board of directors until 2006. Under Mr. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, a NASDAQ company, and served as its Chief Executive Officer and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. Mr. Jacobs has also served as the lead outside director for America’s Car-Mart, Inc. (NASDAQ: CRMT) and Patient Home Monitoring Corp. (Toronto: PHM). We believe that Mr. Jacobs’ experience serving as the Chief Executive Officer of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

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

Nicholas S. Warrender, age 32, is Vice Chairman of our Board of Directors and Chief Operating Officer of the Company. Nicholas S. Warrender founded Lifted Made in 2015 and has served as CEO since. Nicholas S. Warrender is an expert in brand design and development and has a degree in Communications with a focus on Business and Cinematography from Carthage College. Previously, Nicholas S. Warrender was a recruited high school basketball player and successful rapper, performing music shows at prestigious clubs, such as the Viper Room. Nicholas S. Warrender’s father, Robert T. Warrender II, is also a member of our board of directors and an employee of Lifted.

Vincent J. Mesolella, age 72, has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and Chief Executive Officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Joshua A. Bloom, M.D., age 66, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha, Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases, Critical Care Medicine and in Hospice and Palliative Care. He has been employed by Froedtert South (formerly known as United Hospital System) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom served on the board of directors of Kenosha Health Services Corporation from 1993 to approximately 2010 and the board of Hospice Alliance, Inc. since 1994 and Medical Director there since 1998. He also served on the board of the Beth Israel Sinai Congregation 1998 to 2014, where he served as the President from 2004 until 2010. We believe that Dr. Bloom’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

James S. Jacobs, M.D., age 68, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that Dr. Jacobs’ experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

William C. “Jake” Jacobs, CPA, age 33, is President, Chief Financial Officer and Treasurer of the Company. Effective as of February 27, 2019, the Board appointed Mr. Jacobs, the son of our Company’s Chief Executive Officer Gerard M. Jacobs, to serve as the President, Chief Financial Officer and Treasurer of the Company. Prior to becoming President, Chief Financial Officer and Treasurer of the Company, Mr. Jacobs served as an independent contractor for the Company for the past several years. Previously, Mr. Jacobs worked in the Assurance Division of Ernst & Young (doing business as EY), auditing both publicly traded and privately held companies. Mr. Jacobs graduated from the University of Southern California, with a double major in Accounting and Business Administration with a concentration in Finance. In 2015, Mr. Jacobs won a Gold Medal at the United States of America Snowboard and Freeski Association (USASA) National Championships in the Boardercross Snowboard Senior (23-29) Men’s division.

Richard E. Morrissy, age 67, has been a member of our board of directors since July 2007. Since August 2016, Mr. Morrissy has been working at the UIC Department of Medicine’s Section of Infectious Disease in a research clinic called Project WISH as Clinical Coordinator in Regulatory Affairs. Previously, Mr. Morrissy was the Senior Research Specialist at the Department of Surgery – CS within the UIC College of Medicine. Mr. Morrissy was a project coordinator for the School of Pharmacy. His duties included serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He also designed and led focus groups, designed and critiqued research surveys, and edited manuscripts and scientific journals. We believe that Mr. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical research field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation. He received a B.A. in History from Western Illinois University in 1976.

Kevin J. Rocio, age 58, has been a member of our board of directors since February 2020. Mr. Rocio is a seasoned award-winning real estate professional, including commercial, residential, finance and development. Mr. Rocio is a graduate of Elmhurst College and an immediate past board member of the Albany Park Community Center. In 2014, Mr. Rocio was accepted into the CCIM (Certified Commercial Investment Member) Institute, a recognized group of experts in the commercial and investment real estate industry. Most recent accolades received by Mr. Rocio include: the Chicago Defenders “Men of Excellence Award”, the Chicago Association of REALTORS Commercial Award, and the National Association of Realtors “National Commercial Award.” We believe that Mr. Rocio’s experience as a business owner qualifies him to serve as a director of the Corporation.

Robert T. Warrender II, age 69, has been a member of our board of directors since September 2020. Since January 2022, Mr. Warrender has also been an employee of Lifted. is the owner and founder of American Process Equipment, Inc. in Zion, IL. In 1993, Mr. Warrender founded American Process Equipment, Inc., which specializes in specialty pumps and related systems. Mr. Warrender has authored industry publications and technical papers for the pump industry and has served as a consultant to companies in related industries. Mr. Warrender attended the University of Wisconsin-Parkside. Mr. Warrender coached junior high school basketball for 20 years. Mr. Warrender is the father of Nicholas S. Warrender who currently serves as the Company’s Vice Chairman of the Board and Chief Operating Officer, and as the CEO of Lifted. We believe that Mr. Warrender’s experience as a business owner qualifies him to serve as a director of the Corporation.

There are no agreements or understandings for our officers or directors to resign at the request of another person, and neither our officers nor directors are acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Family Relationships

President and CFO William C. “Jake” Jacobs is the son of Chairman and CEO Gerard M. Jacobs. Gerard M. Jacobs and director James S. Jacobs are brothers. One of Lifted’s part-time employees is Christopher Moore, who is the brother-in-law of William C. Jacobs.

Director Robert T. Warrender II is the father of Nicholas S. Warrender, Vice Chairman of the Board and Chief Operating Officer, and the CEO of the Company’s wholly-owned subsidiary Lifted Made. Robert T. Warrender II is also an employee of Lifted. One of Lifted’s independent contractors is Robert T. Warrender III, the brother of Nicholas S. Warrender, and the son of director Robert T. Warrender II.

There are no other family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or have been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors or executive officers have been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is currently composed of eight members: Messrs. Gerard M. Jacobs, J.D. (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, M.D., James S. Jacobs, M.D., Richard E. Morrissy, Kevin J. Rocio and Robert T. Warrender II. Our board of directors has determined that Joshua A. Bloom, M.D., Richard E. Morrissy, Vincent J. Mesolella and Kevin J. Rocio are independent directors at this time because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors.

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

Board Meetings

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. In the year ended December 31, 2021, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

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

Compensation Committee

We have a compensation committee consisting of Joshua A. Bloom, M.D., Vincent J. Mesolella, Richard E. Morrissy, and Kevin J. Rocio as members. Joshua A. Bloom, M.D. serves as the committee’s chairman.

Code of Ethics

We currently have not adopted a code of ethics due to our limited size and operations. We have considered adopting a Code of Business Conduct and Ethics (“Code”) in the past. We expect to adopt a Code or something similar in the future. The purpose of a Code is to assist the Company and its employees, officers and directors with the Company’s goals of conducting its business and affairs in accordance with applicable laws, rules and regulations and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships. The Company expects that any consultants or other service providers it retains will adhere to a Code.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executives

Historically, the Company’s CEO GJacobs ran the Company’s operations on a part-time basis and was compensated with equity. GJacobs had not historically received cash compensation, and, historically, the Company’s President and CFO WJacobs had worked for $5,000 per month. Effective as of June 19, 2019 through the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) on February 24, 2020, the Company paid GJacobs and WJacobs consulting fees of $7,500 and $5,000 per month, respectively, in addition to reimbursing GJacobs and WJacobs for business-related expenses. Beginning February 24, 2020, upon the closing of the acquisition of Lifted, GJacobs, WJacobs and NWarrender have been compensated pursuant to the terms of their Executive Employment Agreements with the Company.

Starting January 1, 2022, NWarrender, WJacobs, and GJacobs are each entitled to $250,000 in base salary and an annual bonus stemming from the Company’s cash management bonus pool. Previously, during the year ended December 31, 2021, each of them was entitled to $100,000 in base salary and an annual bonus stemming from the Company’s cash management bonus pool. See “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements” above. In addition, GJacobs and WJacobs are entitled to compensation pursuant to the Omnibus Agreement and their compensation agreement with the Company. See “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Impact of the Merger on Gerard M. Jacobs’ and William C. “Jake” Jacobs’ Compensation Agreement” above.

GJacobs, WJacobs, and NWarrender are all also entitled to reimbursement for all of their business-related expenses. GJacobs and Jacobs are all also entitled to certain bonuses and warrants pursuant to the Omnibus Agreement and their Compensation Agreement with the Company.

As of December 31, 2021, we did experience cash flow events as a result of cash payments to our CEO, GJacobs, to our President and CFO WJacobs, and to our COO NWarrender.

As of December 31, 2020, we did experience cash flow events as a result of cash payments to our CEO, GJacobs, to our President and CFO WJacobs, and to our COO NWarrender.

To date, we have not provided retirement benefits or severance or change of control benefits to GJacobs, WJacobs, or NWarrender.

Historically, funding for the Company was sourced from management affiliates and their contacts, who collectively loaned several hundred thousands of dollars in the past many years. The Company believes that, given the extensive experience of GJacobs, and the rest of the board of directors, and the current opportunity cost factor for each of them, that the amount of historical compensation provided in the form of options and rights to purchase warrants to purchase shares of common stock is fair and reasonable for the Company.

Omnibus Agreement and Amended Omnibus Agreement

On December 30, 2021, the Company, NWarrender, 95th Holdings, LLC, an affiliate of NWarrender (“Holdings”), GJacobs and WJacobs, entered into an agreement effective as of December 30, 2021 (“Omnibus Agreement”) that, as further described in the sections below, (i) amends certain parts of the Agreement and Plan of Merger by and among the Company, Lifted, GJacobs, WJacobs, Warrender Enterprise Inc. and NWarrender dated February 24, 2020 (the “Merger Agreement”); (ii) amends that certain Compensation Agreement between the Company, GJacobs and WJacobs dated as of June 19, 2019 (the “Compensation Agreement”), and that certain Amendment No. 1 to Compensation Agreement between the Company, GJacobs and WJacobs dated as of December 1, 2020 (the “Amendment No. 1”) (together the “Amended Compensation Agreement”); (iii) amends those certain Executive Employment Agreements dated February 24, 2020 between the Company and GJacobs, WJacobs and NWarrender, respectively (collectively the “Executive Employment Agreements”); (iv) creates quarterly board compensation; and, (v) requires Lifted to purchase a building leased by Lifted from Holdings on or before December 31, 2022, for a fixed purchase price equal to $1,375,000. On February 14, 2022, the Company, NWarrender, GJacobs and WJacobs entered into an agreement effective as of February 14, 2022 (“Amended Omnibus Agreement”) that, as further described in the sections below, amended certain provisions of the Omnibus Agreement.

Payment of Deferred Compensation pursuant to the Amended Compensation Agreement

The Compensation Agreement contemplated an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon the closing of the Company’s acquisition of Lifted and an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon December 1, 2020, but such payments were not timely made, and pursuant to the Amendment No. 1 such aggregate of $700,000 of compensation was deferred and made due and payable by the Company to GJacobs and WJacobs together with interest accrued at the rate of 2% annually commencing January 1, 2021, upon demand by GJacobs and WJacobs, and through the date of the Omnibus Agreement only $58,439 of such deferred compensation had been paid to GJacobs (the remaining unpaid deferred compensation together with accrued interest is hereby referred to as the “Deferred Compensation”). Pursuant to the Omnibus Agreement, the Deferred Compensation shall be paid by the Company to GJacobs and WJacobs on or before January 6, 2022.

Payment of $300,000 Bonus to WJacobs

Pursuant to the Omnibus Agreement and simultaneously with such payment of the Deferred Compensation as set out above, the Company shall pay WJacobs a bonus of $300,000.

Payment of an Aggregate of $500,000 in Bonuses to GJacobs, WJacobs and NWarrender

The Amended Compensation Agreement provides that an aggregate of $350,000 shall be paid by the Company to GJacobs and WJacobs on December 1, 2021, but has not yet been paid (the “December 1, 2021 Compensation”). Pursuant to the Omnibus Agreement, the December 1, 2021 Compensation was terminated, but provided that GJacobs and WJacobs have not resigned as officers of the Company on or before December 31, 2022, an aggregate of $500,000 in bonuses shall be paid by the Company to GJacobs and WJacobs. This aggregate of $500,000 in bonuses to GJacobs and WJacobs is in addition to the $300,000 bonus payable to WJacobs described in the preceding section. On February 14, 2022, pursuant to the Amended Omnibus Agreement, this $500,000 was recharacterized as a retention bonus and allocated among NWarrender, GJacobs and WJacobs wherein each is to receive $166,666, respectively, so long as they continue to work with the Company through December 31, 2022.

Increase of Base Salaries of Executives GJacobs, WJacobs and NWarrender

Pursuant to the Omnibus Agreement, commencing January 1, 2022, the Base Salary under each of the Executive Employment Agreements to be paid to GJacobs, WJacobs and NWarrender shall be increased from $100,000 to $250,000 per year.

Allocation and Payment of Bonus Pool

The company-wide Bonus Pool for 2021 shall be $1,559,334 (the “Modified 2021 Bonus Pool Amount”), which is the aggregate amount that has already been accrued for in the Company’s financial statements covering the period from January 1, 2021 through September 30, 2021, and such Modified 2021 Bonus Pool Amount shall be paid by the Company, and allocated and distributed in accordance with unanimous written instructions from GJacobs, WJacobs and NWarrender, on or before March 15, 2022.

Pursuant to the Amended Omnibus Agreement , there is a cap on the 2022 Bonus Pool such that none of GJacobs, WJacobs or NWarrender shall be entitled to receive any portion of the 2022 Bonus Pool that would cause LFTD Partners Inc.’s 2022 diluted earnings per share of common stock to fall below $0.56 per share.

Name	Year	Gross Fees Earned or Paid in Cash ($)		Note Consideration ($)		Interest on Note Consideration ($)		Bonus ($)	Stock Awards ($)		Warrant Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, JD, CEO (1)	2021	$162,001	(A)					$50,000									$212,001
	2020	$99,226	(B)	-				-	-		$1,280,768	(J)	-	-	-	-	$1,379,994

William C. "Jake" Jacobs, CPA,	2021	$103,562	(C)														$103,562
President and CFO (2)	2020	$94,226	(D)	-				-	-		$1,275,827	(K)	-	-	-	-	$1,370,053

Nicholas S. Warrender, COO (3)	2021	$103,562	(E)	$2,750,000	(G)	$138,904	(I)										$2,992,466
	2020	$89,333	(F)	$3,750,000	(G)			-	$10,726,251	(H)	$547,269	(H)	-	-	-	-	$15,112,853

Notes

(A)

In 2021, GJacobs was paid $103,562 in cash, which included a payroll payment in the beginning of 2021 related to 2020. In addition, on April 29, 2021, the Company paid Gerard M. Jacobs a portion ($50,000) of the bonus payable to Gerard M. Jacobs in regard to the closing of the acquisition of Lifted. On August 30, 2021, CEO Gerard M. Jacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. Gerard M. Jacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. Gerard M. Jacobs also demanded immediate payment of $8,439 of the bonuses which are currently due and payable by the Company to Gerard M. Jacobs, and Gerard M. Jacobs allocated and applied such $8,439 to pay for the aggregate cost of purchasing and exercising the above warrants. The $8,349 is included in the total “Gross Fees Earned or Paid in Cash ($)”of $162,001.

(B)

In 2020, GJacobs earned $15,000 in consulting fees prior to signing his employment agreement dated February 24, 2020. Then, under his employment agreement from February 24, 2020 through December 31, 2020, GJacobs earned gross fees of $84,226.

(C)	In 2021, WJacobs was paid $103,562 in cash, which included a payroll payment in the beginning of 2021 related to 2020.
(D)

In 2020, WJacobs earned $10,000 in consulting fees prior to signing his employment agreement dated February 24, 2020. Then, under his employment agreement from February 24, 2020 through December 31, 2020, WJacobs earned gross fees of $84,226. As of December 31, 2020, WJacobs, a Florida resident, was owed $2,475 from the State of Illinois for money mistakenly taken out of his paychecks and paid to the State of Illinois for Illinois income tax. WJacobs was refunded this money from the State of Illinois in 2021.

(E)	In 2021, NWarrender was paid $103,562 in cash, which included a payroll payment in the beginning of 2021 related to 2020.
(F)	Under his employment agreement from February 24, 2020 through December 31, 2020, NWarrender earned gross fees of $89,333.
(G)

On December 30, 2021, LIFD repaid all principal and interest due under the $3,750,000 promissory note (the “$3.75M Promissory Note”) between NWarrender and LIFD dated February 24, 2020 that was a portion of the Merger Consideration paid by LIFD to NWarrender under the Merger Agreement. Pursuant to the terms of the $3.75M Promissory Note, the unpaid balance of the note accrued interest at the rate of 2% per annum.

On December 30, 2021, NWarrender kept $1,000,000 of the repayment, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 back to LIFD at the rate of 2.5%.

Specifically: on January 3, 2022, NWarrender loaned $2,750,000 to LIFD and Lifted (collectively “Payors”). The $2,750,000 loan is governed by the terms of a promissory note which sets out annual interest at the rate of 2.5% (“the $2,750,000 Promissory Note”). The principal of the $2,750,000 Promissory Note shall be paid off by Payors in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022. All remaining principal and all accrued interest on the $2,750,000 Promissory Note shall be subject to mandatory prepayment by Payors to NWarrender within two business days following the closing of any debt or equity capital raise by Payors following the date of this $2,750,000 Promissory Note in the amount of $8,000,000 or more. The $2,750,000 Promissory Note is secured by stock pursuant to a Collateral Stock Pledge Agreement described below.

Collateral Stock Pledge Agreement

On January 3, 2022, LIFD, Lifted, and NWarrender entered into a Collateral Stock Pledge Agreement that provides the following collateral to NWarrender in connection with the $2,750,000 Promissory Note: (i) a first lien security interest in all of the assets of LIFD and Lifted (“Pledgors”); (ii) all of the common stock of Lifted, Bendistillery, Bend Spirits, and Ablis that is owned by Pledgors; and (iii) all of the capital stock of any other entity owned by any Pledgor or any of its subsidiaries.

(H)

The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the “$3.75M Promissory Note”) of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the “Stock Consideration”), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by NWarrender in a schedule delivered by Warrender to the Company at the closing of the Merger (the “Deferred Contingent Stock”), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by NWarrender in a schedule delivered by NWarrender to the Corporation at the closing of the Merger (the “Warrants”). Of the Warrants, a warrant to purchase 200,000 shares of common stock were issued to NWarrender. This warrant was valued at $547,269. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

The 3,900,455 shares of unregistered common stock of the Company issued to NWarrender were valued as of January 7, 2020 (date of entering into the Agreement and Plan of Merger). These 3,900,455 shares of unregistered common stock of the Company were valued at $10,726,251.

The $3.75M Promissory Note was payable jointly by the Company and Lifted to NWarrender in the principal amount of $3,750,000. The $3.75M Promissory Note was secured by all of the assets of the Company and Lifted, and by a pledge of all of the common stock of Lifted, Ablis, Bendistillery and Bend Spirits that are owned by the Company. The $3.75M Promissory Note accrued interest at the rate of 2% annually, and had a term of five years, subject to mandatory partial prepayment using 50% of all capital raised by the Company other than capital raised in connection with two potential acquisitions in Wisconsin, and subject to mandatory full prepayment if and when Lifted achieved an aggregate post-Closing EBITDA of $7,500,000. Lifted did not use any of the loan or grant money that Lifted received from the SBA to make any payments on the $3.75M Promissory Note payable jointly by the Company and Lifted to NWarrender.

On December 30, 2021, LIFD repaid all principal and interest ($138,904) due under the $3.75M Promissory Note between NWarrender and LIFD.

(I)	On December 30, 2021, LIFD repaid all principal and interest ($138,904) due under the $3.75M Promissory Note between NWarrender and LIFD.

(J)	In 2020, GJacobs’ Warrant Awards consisted of:

1.

Five-year warrants to purchase 250,000 shares of common stock of LIFD exercisable at $5.00 per share, worth $733,499, issued to GJacobs upon the execution of an employment agreement on 2/24/2020 (pursuant to the Compensation Agreement). We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.21%, estimated future volatility of 361.49%, and an estimated life of 2.5 years.

2.

A warrant to purchase 200,000 shares of common stock, exercisable at $5 per share, issued to GJacobs as part of the consideration of the Lifted acquisition, valued at $547,269. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(K)	In 2020, WJacobs’ Warrant Awards consisted of:

(1)

The expensing of five-year warrants to purchase 225,000 shares of common stock exercisable at $5.00 per share, worth $660,149 issued to WJacobs upon the execution of an employment agreement on 2/24/2020 (pursuant to the Compensation Agreement). We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.21%, estimated future volatility of 361.49%, and an estimated life of 2.5 years.

(2)

A warrant to purchase 225,000 shares of common stock, exercisable at $5 per share, issued to WJacobs as part of the consideration of the Lifted acquisition, valued at $615,678. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

Compensation of Directors

Name	Year	Gross Fees Earned or Paid in Cash ($)		Note Consideration ($)		Interest on Note Consideration ($)		Bonus ($)	Stock awards ($)		Warrant Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, JD, Chairman	2021	$162,001	(A)														$162,001	(A)
	2020	$99,226	(A)						-		$1,280,768	(A)					$1,379,994	(A)

Nicholas S. Warrender, Vice Chairman	2021	$103,562	(B)	$2,750,000	(B)	$138,904	(B)										$2,992,466	(B)
	2020	$89,333	(B)	$3,750,000	(B)				$10,726,251	(B)	$547,269	(B)					$15,112,853

Vincent J. Mesolella, Lead Outside Director	2021	$-															$-
	2020	$172	(C)						-		$273,635	(D)	-	-	-	-	$273,807

Joshua A. Bloom, MD, Director	2021	$-															$-
	2020	$-									$136,817	(E)					$136,817

James S. Jacobs, MD, Director	2021	$-		$-				$-	$-								$-
	2020	$-		$-				$-	$-		$136,817	(F)					$136,817

Richard E. Morrissy, Director	2021	$-															$-
	2020	-							-		$136,817	(G)	-	-	-	-	$136,817

Kevin J. Rocio, Director	2021	$-															$-
	2020	$-							-		$136,817	(H)	-	-	-	-	$136,817

Robert T. Warrender II, Director	2021	$-															$-
	2020	$-							-		$273,635	(I)	-	-	-	-	$273,635

Notes

(A)

Please refer to the section above “Compensation of Executives” for information about GJacobs’ compensation in 2021 and 2020. Note: this compensation is compensation in connection with the merger and for serving as an executive officer of the company. None of this compensation is considered compensation for serving as a director.

(B)

Please refer to the section above “Compensation of Executives” for information about NWarrender’s compensation in 2021 and 2020. This compensation is compensation in connection with the merger and for serving as an executive officer of the company. None of this compensation is considered compensation for serving as a director.

(C)	During the year ended December 31, 2020, $172 in commissions were paid to Vincent J. Mesolella, the Company’s lead outside director.
(D)

The Company acquired 100% of the ownership of Lifted for $3,750,000 in cash, plus note consideration (the “$3.75M Promissory Note”) of $3,750,000, plus 3,900,455 shares of unregistered common stock of the Company (the “Stock Consideration”), plus 645,000 shares of unregistered common stock of the Company that will constitute deferred contingent compensation to be issued and delivered to certain persons specified by NWarrender in a schedule delivered by NWarrender to the Company at the closing of the Merger (the “Deferred Contingent Stock”), plus warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by NWarrender in a schedule delivered by NWarrender to the Corporation at the closing of the Merger (the “NWarrender Specified Warrants”). Of the Warrants, a warrant to purchase 100,000 shares of common stock were issued to Vincent J. Mesolella. This warrant was valued at $273,635. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(E)

NWarrender Specified Warrants to purchase 50,000 shares of common stock were issued to Joshua A. Bloom. This warrant was valued at $136,817. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(F)

NWarrender Specified Warrants to purchase 50,000 shares of common stock were issued to James S. Jacobs. This warrant was valued at $136,817. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(G)

NWarrender Specified Warrants to purchase 50,000 shares of common stock were issued to Richard E. Morrissy. This warrant was valued at $136,817. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(H)

NWarrender Specified Warrants to purchase 50,000 shares of common stock were issued to Kevin J. Rocio. This warrant was valued at $136,817. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

(I)

NWarrender Specified Warrants to purchase 100,000 shares of common stock were issued to Robert T. Warrender II. This warrant was valued at $273,635. We used the Black-Scholes valuation model to value these warrants, incorporating into the model an interest rate of 1.55%, estimated future volatility of 361.49%, and an estimated life of 2.57 years.

Director Bonus Compensation

Pursuant to the Omnibus Agreement, commencing on March 31, 2022, each of the non-officer members of the board of directors of the Company shall receive a quarterly fee of $4,000 from the Company.

Two of our directors, Chief Executive Officer Jacobs GJacobs and Chief Operating Officer NWarrender, and our President and CFO WJacobs, have entered into employment agreements with the Company. During 2022, director Robert T. Warrender II began work as an employee of Lifted. In the future, it is possible that other directors may serve us in another capacity and may receive compensation from us in connection with that service.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, stock that has not yet vested and equity incentive plan awards for our Chairman and CEO Gerard M. Jacobs, our President and CFO William C. Jacobs, and our Vice Chairman and COO Nicholas S. Warrender outstanding as of December 31, 2021.

Outstanding Equity Awards At Fiscal Year End
(see "Description of Columns (a) Through (j):", below)

(a)	(b)	(c)		(e)	(f)	(g)	(h)	(i)	(j)

Gerard M. Jacobs, Chairman and CEO
	471,698			$2.00	12/31/2024
	605,000			$2.00	12/31/2024
		750,000	(k)	$1.85	12/31/2024
	250,000			$5.00	2/24/2025
	200,000			$5.00	2/24/2025

William C. Jacobs, President and CFO
						200,000	$874,000
	225,000			$5.00	2/24/2025
	225,000			$5.00	2/24/2025

Nicholas S. Warrender, Vice Chairman and COO
	200,000			$5.00	2/24/2025

Description of Columns (a) Through (j):

(a)	The name of the named executive officer;
(b)

On an award-by-award basis, the number of securities underlying unexercised options and warrants, including awards that have been transferred other than for value, that are exercisable and that are not reported in column (d);

(c)

On an award-by-award basis, the number of securities underlying unexercised options and warrants, including awards that have been transferred other than for value, that are unexercisable and that are not reported in column (d);

(d)	On an award-by-award basis, the total number of shares underlying unexercised options and warrants awarded under any equity incentive plan that have not been earned;
(e)	For each instrument reported in columns (b), (c) and (d), as applicable, the exercise or base price;
(f)	For each instrument reported in columns (b), (c) and (d), as applicable, the expiration date;
(g)	The total number of shares of stock that have not vested and that are not reported in column (i);
(h)

The aggregate market value of shares of stock that have not vested and that are not reported in column (j) (note: LFTD Partners’ common stock closed at $4.37 on December 31, 2021, according to Yahoo! Finance);

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
(k)

During December 2014, the Company’s stock closed at not less than $3.50 per share on at least ten consecutive trading days on which shares of LFTD Partners stock traded (a condition to vesting); however these warrants will vest only after the Company has acquired at least one of the Four Mesolella Properties as defined in the PPV Letter of Intent, and LFTD Partners has stated in its SEC filings that it has no intention to acquire any of the Four Mesolella Properties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of March 21, 2022, the Company has 13,977,578 shares of common stock issued and outstanding, and 20,144,776 shares outstanding on a fully diluted basis.

						Shares outstanding as of 3/21/2022			13,977,578
					Fully Diluted Shares Outstanding as of 3/21/2022				20,114,776

Name	Number of Series A Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Series B Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage	Options/ Warrants Owned	Overall Voting Power	Overall Voting Power (%) out of Fully Diluted Shares as of March 21, 2022	Overall Voting Power (%) out of Share Outstanding As of March 21, 2022
Nicholas S. Warrender (1)	-	-	-	-	3,900,455	43.76%	200,000	4,100,455	20.39%	27.91%
Gerard M. Jacobs (2)	-	-	-	-	1,233,073	13.83%	1,526,698	2,759,771	13.72%	8.82%
ZIE Partners LLC (3)	-	-	-	-	2,500,000	28.05%	-	2,500,000	12.43%	17.89%
William C. “Jake” Jacobs, CPA (4)	-	-	-	-	400,000	4.49%	450,000	850,000	4.23%	2.86%
Vincent J. Mesolella (5)	-	-	-	-	537,862	6.03%	100,000	637,862	3.17%	3.85%
Roberti Jacobs Family Trust (6)	-	-	-	-	181,623	2.04%	-	181,623	0.90%	1.30%
James S. Jacobs, M.D. (7)	-	-	-	-	75,000	0.84%	75,000	150,000	0.75%	0.54%
Joshua A. Bloom, M.D. (8)	-	-	-	-	55,000	0.62%	75,000	130,000	0.65%	0.39%
Richard E. Morrissy (9)	-	-	-	-	30,000	0.34%	75,000	105,000	0.52%	0.21%
Kevin J. Rocio (10)	-	-	-	-	-	0.00%	50,000	50,000	0.25%	0.00%
Robert T.Warrender II (11)	-	-	-	-	0	0.00%	100,000	100,000	0.50%	0.00%
Total of All Officers, Directors, and Affiliates as a group (11 persons and/or entities)	-	-	-	-	8,913,013	100.00%	2,651,698	11,564,711	57.49%
Total of All Officers and Directors as a group (9 persons and 1 entity) (12)	-	-	-	-	6,413,013		2,651,698	9,064,711	45%

(1)

Nicholas S. Warrender serves as Vice Chairman and Chief Operating Officer, and he owns 3,900,455 shares of LFTD Partners’ common stock. The address for Nicholas S. Warrender is 5511 95th Avenue, Kenosha, WI 53144. Mr. Warrender also owns a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share. At the closing of the Lifted Merger, 645,000 shares of unregistered common stock of the Corporation were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by Mr. Warrender in a schedule delivered by him to the Corporation at the closing of the Merger (the “Deferred Contingent Stock Recipients”); Mr. Warrender was not one of the specified Deferred Contingent Stock Recipients, but subject to certain conditions and contingencies, some or all of such Deferred Contingent Stock may be forfeited by the Deferred Contingent Stock Recipients, and in such case such forfeited Deferred Contingent Stock will be issued to Mr. Warrender as additional Merger consideration.

(2)

The address for Mr. Gerard M. Jacobs is 4227 Habana Avenue, Jacksonville, FL 32217. Mr. Gerard M. Jacobs, our Chairman, Chief Executive Officer, and Secretary, has voting control over the following: (a) 781,250 shares of unregistered common stock; (b) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (c) 100,000 Company shares owned by his affiliate Miss Mimi Corporation; (d) 170,000 Company shares owned by unrelated shareholders of the Company, over which Mr. Gerard M. Jacobs has voting control via a 2007 shareholders agreement; (e) 200 shares owned by his wife; (f) 605,000 options at $2.00 per share, the vesting of which occurred upon the closing of the merger with Cogility; (g) 471,698 options at $2.00 per share (originating from Cogility). Also, simultaneously with the execution of an employment agreement, LFTD Partners issued to Gerard M. Jacobs or his designee(s) five-year warrants giving Gerard M. Jacobs or his designee(s) the right to purchase 250,000 shares of common stock of LFTD Partners exercisable at $5.00 per share, vesting upon the closing of LFTD Partners’ acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. The Company has issued to Mr. Jacobs rights to purchase 750,000 warrants at $1.85 per share, which Mr. Jacobs or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Vincent J. Mesolella, a Director of the Company; the Company has no intention to acquire any of such real estate properties, so these warrants are not included in the table above. Gerard M. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(3)

Christian Zann is the Manager of ZIE Partners LLC. The address for ZIE Partners LLC is 4227 Habana Avenue, Jacksonville, FL  32217. ZIE Partners LLC owns 2,500,000 shares of LFTD Partners' common stock.

68

(4)

The address of William C. “Jake” Jacobs, CPA, is 4227 Habana Avenue, Jacksonville, FL 32217. Mr. Jacobs owns 200,000 shares of common stock of the Company. Also, simultaneously with the execution of an employment agreement, LFTD Partners issued to William C. Jacobs or his designee(s) five-year warrants giving William C. Jacobs or his designee(s) the right to purchase 225,000 shares of common stock of LFTD Partners exercisable at $5.00 per share, vesting upon the closing of LFTD Partners’ acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. William C. Jacobs was one of the specified Deferred Contingent Stock Recipients and received 200,000 shares of Deferred Contingent Stock. William C. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 225,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(5)

The address for Mr. Vincent J. Mesolella is 4227 Habana Avenue, Jacksonville, FL  32217. Mr. Mesolella has voting control over the following: 537,862 shares of our common stock. The Company has issued to Mr. Mesolella rights to purchase 500,000 warrants at $1.85 per share, which Mr. Mesolella or his designee have the right to purchase from the Company for an aggregate purchase price of $1.00 subject to the condition that the Company shall have acquired at least one of certain real estate properties owned by entities controlled by Mr. Mesolella; the Company has no intention to acquire any of such real estate properties, so these warrants are not included in the table above. Vincent J. Mesolella was also one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(6)

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

(7)

The address for Dr. James S. Jacobs is 4227 Habana Avenue, Jacksonville, FL  32217. Dr. James S. Jacobs owns 75,000 shares of stock. He or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Dr. James S. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(8)

The address for Dr. Joshua A. Bloom is 4227 Habana Avenue, Jacksonville, FL  32217. Dr. Joshua A. Bloom owns 55,000 shares of stock. He or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Dr. Joshua A. Bloom was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(9)

The address for Mr. Richard E. Morrissy is 4227 Habana Avenue, Jacksonville, FL  32217. Mr. Richard E. Morrissy owns 30,000 shares of stock. He or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Mr. Richard E. Morrissy was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(10)

The address for Mr. Kevin J. Rocio is 4227 Habana Avenue, Jacksonville, FL  32217. Mr. Kevin J. Rocio was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(11)

The address for board member Mr. Robert T. Warrender II is 4227 Habana Avenue, Jacksonville, FL  32217. Mr. Robert T. Warrender II was one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(12)

Due to the combination of proxies and a shareholder agreement, all of the shares of the Roberti Jacobs Family Trust and Mr. Gerard M. Jacobs and his affiliate Miss Mimi Corporation, and his spouse, collectively total 2,759,771 shares (which total includes unexercised options, warrants and the right to purchase warrants to purchase shares of our common stock, all of which may be exercised at any time in the discretion of the holder or his designee; but which total excludes the right to purchase warrants to purchase an aggregate of 750,000 shares of our common stock, which may not be exercised until a required performance contingency is met, which the Corporation does not expect will occur) which may be voted together (without any double counting). The other directors hold a total of 6,304,940 shares (which total includes unexercised options, warrants and rights to purchase warrants to purchase shares of our common stock which may be exercised at any time in the discretion of the holder or his designee; but which total excludes the right to purchase warrants to purchase an aggregate of 500,000 shares of our common stock, which may not be exercised until a required performance contingency is met, and which the Corporation does not expect will occur) which may be voted together (without any double counting).

COMPENSATION PLANS

Equity Compensation Plans

None.

Option Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes transactions since January 1, 2019 to which we have been a party and, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officer, or beneficial holders of more than 5% of our voting securities, or their affiliates or immediate family members, had or will have a direct or indirect material interest.

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

Lease and Obligation to buy a Building Owned by an Affiliate

On December 18, 2020, Lifted entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Landlord”) for office, laboratory and warehouse space located in a building at 5511 95th Avenue, in the City of Kenosha, State of Wisconsin (the “Premises”). The Landlord is an entity directly or indirectly owned by NWarrender, the Company’s COO and the CEO of Lifted and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender is able to benefit through his entity 95th Holdings, LLC by receiving rent and by eventually selling the Premises to Lifted.

The purpose of the Lease was to replace Lifted’s current 3,300 square foot leased manufacturing facility and warehouse located in Zion, Illinois, as well as the space that Lifted has been temporarily using located adjacent to that rented space. Lifted built out the newly-leased space in Kenosha, and moved into that space during the first quarter of 2021.

Under the terms of the “triple-net” Lease, starting on January 1, 2021, Lifted has leased approximately 11,238 square feet at the Premises at $6.13 per square foot per year in base rent ($68,888.94 in 2021), which is subject to a 2% increase in base rent each year, plus certain operating expenses and taxes.

On December 30, 2021, LIFD, NWarrender, 95th Holdings, LLC (“Holdings”), GJacobs, our Chairman and CEO, and WJacobs our President and CFO, entered into an agreement effective as of December 30, 2021 (“Omnibus Agreement”) that, among other things described below, requires Lifted to purchase a building leased by Lifted from an affiliate of our Vice Chairman and COO NWarrender on or before December 31, 2022, for a fixed purchase price equal to $1,375,000. Please read the section below “Agreement to Purchase Property from Affiliate” for more information.

Omnibus Agreement and Amended Omnibus Agreement

Also, the Omnibus Agreement and the Amended Omnibus Agreement (i) amend certain parts of the Agreement and Plan of Merger by and among LIFD, Lifted, GJacobs, WJacobs, Warrender Enterprise Inc. and NWarrender dated February 24, 2020 (the “Merger Agreement”); (ii) amend that certain Compensation Agreement dated as of June 19, 2019 (the “Compensation Agreement”), and that certain Amendment No. 1 to Compensation Agreement dated as of December 1, 2020 (the “Amendment No. 1”) (together the “Amended Compensation Agreement”); (iii) amend those certain Executive Employment Agreements dated February 24, 2020 between LIFD and GJacobs, WJacobs and NWarrender, respectively (collectively the “Executive Employment Agreements”); and, (iv) create quarterly board compensation:

Payment of Deferred Compensation pursuant to the Amended Compensation Agreement

The Compensation Agreement contemplated an aggregate of $350,000 being paid by LIFD to GJacobs and WJacobs upon the closing of LIFD’s acquisition of Lifted and an aggregate of $350,000 being paid by LIFD to GJacobs and WJacobs upon December 1, 2020, but such payments were not timely made, and pursuant to the Amendment No. 1 such aggregate of $700,000 of compensation was deferred and made due and payable by LIFD to GJacobs and WJacobs together with interest accrued at the rate of 2% annually commencing January 1, 2021, upon demand by GJacobs and WJacobs, and to date only $58,439 of such deferred compensation has been paid to date to GJacobs (the remaining unpaid deferred compensation together with accrued interest is hereby referred to as the “Deferred Compensation”). Pursuant to the Omnibus Agreement, the Deferred Compensation shall be paid by LIFD to GJacobs and WJacobs on or before January 6, 2022.

Payment of $300,000 Bonus to WJacobs

Pursuant to the Omnibus Agreement and simultaneously with such payment of the Deferred Compensation as set out above, LIFD shall pay WJacobs a bonus of $300,000 on or before January 6, 2022.

Payment of on Aggregate $500,000 in Bonuses to GJacobs, WJacobs and NWarrender

The Amended Compensation Agreement provides that an aggregate of $350,000 shall be paid by LIFD to GJacobs and WJacobs on December 1, 2021, but has not yet been paid (the “December 1, 2021 Compensation”). The December 1, 2021 Compensation was terminated.

Pursuant to the Omnibus Agreement and the Amended Omnibus Agreement, if GJacobs, WJacobs and NWarrender have not resigned as officers of LIFD, on or before December 31, 2022, a retention bonus of $166,666 shall be paid by the Company to each of NWarrender, GJacobs and WJacobs.

Increase of Base Salaries of Executives GJacobs, WJacobs and NWarrender

Pursuant to the Omnibus Agreement, commencing January 1, 2022, the Base Salary under each of the Executive Employment Agreements to be paid to GJacobs, WJacobs and NWarrender shall be increased from $100,000 to $250,000 per year.

Allocation and Payment of Bonus Pool

The company-wide Bonus Pool for 2021 shall be $1,559,334 (the “Modified 2021 Bonus Pool Amount”), which is the aggregate amount that has already been accrued for in LIFD’s financial statements covering the period from January 1, 2021 through September 30, 2021, and such Modified 2021 Bonus Pool Amount shall be paid by LIFD, and allocated and distributed in accordance with unanimous written instructions from GJacobs, WJacobs and NWarrender, on or before March 15, 2022.

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share.

Agreement to Purchase Property from Affiliate

Our Vice Chairman and COO NWarrender directly or indirectly controls 95th Holdings, LLC which owns approximately 11,238 square feet of office, laboratory and warehouse space in a building located at 5511 95th Avenue, in the City of Kenosha, State of Wisconsin (the “Premises”). On December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Landlord”) for the Premises. The lease commencement date was January 1, 2021, and lease termination date is January 1, 2026. Lifted constructed improvements including a clean room, and gradually moved into the Kenosha Premises over the course of the first quarter of 2021. Under the terms of the Omnibus Agreement, Lifted is obligated to purchase the Property from Landlord on or before December 31, 2022, for a fixed purchase price equal to $1,375,000.

Director Fees

Pursuant to the Omnibus Agreement, commencing on March 31, 2022, each of the non-officer members of the board of directors of LIFD shall receive a quarterly fee of $4,000 from LIFD.

Status of Agreements

Excepting only as expressly modified or amended pursuant to the Omnibus Agreement, all other terms and conditions of the Merger Agreement, the Amended Compensation Agreement, the Executive Employment Agreements, the Lease, and all other agreements among any of the Parties remain in full force and effect following the execution and delivery of the Omnibus Agreement.

Negotiations of Agreements

In the negotiation and execution of the Omnibus Agreement, LIFD was represented by the Compensation Committee of the board of directors of LIFD, which consists of LIFD’s four independent board members (the “Compensation Committee”). The Compensation Committee has indicated to management that it believes that the terms and conditions of the Omnibus Agreement are in the best interests of LIFD.

Repayment of $3,750,000 promissory note between Nicholas S. Warrender and LIFD dated February 24, 2020

On December 30, 2021, LIFD repaid all principal and interest due under the $3,750,000 promissory note (the “$3.75M Promissory Note”) between NWarrender and LIFD dated February 24, 2020 that was a portion of the Merger Consideration paid by LIFD to NWarrender under the Merger Agreement. Pursuant to the terms of the $3.75M Promissory Note, the unpaid balance of the note accrued interest at the rate of 2% per annum.

On December 30, 2021, NWarrender kept $1,000,000 of the repayment, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 back to LIFD at the rate of 2.5%. See “$2,750,000 Promissory Note between LFTD Partners, Lifted and NWarrender” above.

Purchase of Warrants and Exercise of Such Warrants

On April 1, 2018, we issued to director Dr. James S. Jacobs, brother of Chief Executive Officer GJacobs, rights to purchase warrants, for a purchase price of $1.00, an aggregate of 40,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. Dr. James S. Jacobs purchased such warrants and immediately exercised such warrants on September 23, 2019.

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

On November 28, 2014, we granted director Richard E. Morrissy the right to purchase warrants, for a purchase price of $1.00, an aggregate of 25,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be fully exercisable on or prior to December 31, 2024. Richard E. Morrissy purchased such warrants and immediately exercised such warrants on September 23, 2019.

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

On April 1, 2018, we issued to then independent contractor and now our President and Chief Financial Officer WJacobs, son of Chief Executive Officer GJacobs, rights to purchase warrants, for a purchase price of $1.00, an aggregate of 210,000 shares of common stock of the Company, at an exercise price of $0.01 per share, such warrants to be fully vested and to be exercisable on or prior to December 31, 2024. On March 13, 2019, WJacobs exercised these warrants to purchase 200,000 shares of common stock of the Company, and assigned the remaining 10,000 warrants to a third party.

Operating Loans 2018

On July 16, 2018 and November 12, 2018, Dr. Joshua A. Bloom, a member of our Board of Directors, loaned the Company $10,025 and $10,000, respectively, for working capital needs. The loans bear interest at 15% per annum. The loans are payable on demand by lender. There is a default rate of 18% interest in the event that the loans are not paid on demand. The loans are secured by all of the assets of the Company. These loans were fully repaid by the Company on March 13, 2019. In addition, the loan terms grant Dr. Bloom a total of 25,000 financing warrants to purchase shares of common stock of the Company, exercisable at $0.03 per share at any time through July 16, 2023. Dr. Bloom exercised such financing warrants on September 23, 2019.

On July 18, 2018 and November 8, 2018, GJacobs, our Chief Executive Officer and a member of our Board of Directors, loaned the Company $4,766 and $6,000, respectively, for working capital needs. The loans bear interest at 15% per annum. The loans are payable on demand by lender. There is a default rate of 18% interest in the event that the loans are not paid on demand. The loans are secured by all of the assets of the Company. Such loans were fully repaid by the Company on March 13, 2019. In addition, the loan terms grant GJacobs a total of 12,500 financing warrants to purchase shares of common stock of the Company, exercisable at $0.03 per share at any time through July 16, 2023. GJacobs exercised such financing warrants on August 30, 2021.

Operating Loans 2019

On January 7, 2019, January 21, 2019 and February 6, 2019, GJacobs, our Chief Executive Officer and a member of our board of directors, loaned the Company $5,968, $804, and $8,000, respectively, for working capital needs. The loans bear interest at 15% per annum. The loans are payable on demand by lender. There is a default rate of 18% interest in the event that the loans are not paid on demand. The loans are secured by all of the assets of the Company. Such loans were fully repaid by the Company on March 13, 2019. In addition, the loan terms grant GJacobs a total of 18,750 financing warrants to purchase shares of common stock of the Company, exercisable at $0.03 per share at any time through July 16, 2023. GJacobs exercised such financing warrants on August 30, 2021.

Compensation Agreement and Executive Employment Agreements of Gerard M. Jacobs and William C. “Jake” Jacobs

Historically, our Chief Executive Officer GJacobs did not receive cash compensation. Historically, WJacobs was an independent contractor of the Company from May 2014 until February 4, 2019, when he was promoted to President, CFO and Treasurer of the Company. As an independent contractor, WJacobs earned fees of $5,000 per month, plus reimbursement for all of his business-related expenses. However, from May 2016 through 2018, WJacobs was not paid the independent contractor fees that he had earned, and he was not reimbursed for any of his business-related expenses, because the Company did not have the cash to pay him. All of the independent contractor fees that were owed to WJacobs but were not paid because the Company did not have the cash to pay him, plus reimbursement for all of his business related expenses, were fully paid to him during 2019 out of the proceeds of the sale of the Company’s Series A convertible preferred stock. These independent contractor fees totaled $40,000 for May 2016 through December 2016, $60,000 for 2017, $60,000 for 2018 and $60,000 for 2019, for a grand total of $220,000.

Effective as of June 19, 2019 through the closing of the Company’s acquisition of Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) on February 24, 2020, the Company paid GJacobs and WJacobs consulting fees of $7,500 and $5,000 per month, respectively.

Effective February 24, 2020, GJacobs runs the Company’s operations on a full time basis as the Company’s Chief Executive Officer pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. Effective February 24, 2020, WJacobs serves as the Company’s President and CFO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements” above.

GJacobs and WJacobs are also entitled to certain warrants and bonuses pursuant to their compensation agreement with the Company. See “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Impact of the Merger on Gerard M. Jacobs’ and William C. “Jake” Jacobs’ Compensation Agreement” above.

Effective February 24, 2020, NWarrender serves as the Company’s COO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement - Executive Employment Agreements” above.

Pursuant to the Omnibus Agreement, the annual base salary of each of NWarrender, WJacobs and GJacobs has been increased to $250,000 commencing on January 1, 2022.

Acquisition of Real Estate in Rhode Island

As discussed in our prior public filings, we have attempted to acquire one or more parcels of real estate in Rhode Island, referred to as the Mesolella/Jacobs Properties that are owned by entities affiliated with Vincent J. Mesolella and his son Derek V. Mesolella, formerly an independent contractor to the Company. One of the Mesolella/Jacobs Properties at one time was also partly owned by an affiliate of our Chief Executive Officer, GJacobs. Discussions among Messrs. Mesolella and GJacobs and our independent directors have made it highly likely that we will never purchase any of the Mesolella/Jacobs Properties.

Exercise of Options and Warrants by Directors and Non-Affiliate Shareholders

Please refer to “NOTE 10 – SHAREHOLDERS’ EQUITY” to read about the exercise of options and warrants by directors and non-affiliate shareholders of the Company.

Stock Buy-back Transactions with a Non-Affiliate Stockholder

Please refer to “NOTE 10 – SHAREHOLDERS’ EQUITY” to read about stock-buy transactions with a non-affiliate stockholder of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 16, 2018, the Company engaged Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm.

The head of the Company’s Audit Committee and the Company’s CEO sign engagement letters with Fruci before Fruci does any audit or tax-related work for the Company. Fruci was approved to provide audit and tax services for the Company for the years ended December 31, 2021 and 2020.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

For the year ended December 31, 2021:	For the year ended December 31, 2020:
Audit Fees: $89,600	Audit Fees: $45,500
Audit-Related Fees: $14,813	Audit-Related Fees: $2,500
Tax Fees: $18,350	Tax Fees: $3,250
All Other Fees: $0	All Other Fees: None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Form 10-SB	March 23, 2007
3.1	Articles of Incorporation dated December 12, 1985
3.2	Amended Articles of Incorporation Dated July 1992
3.3	Amended Articles of Incorporation Dated November 1996
3.4	Amended Articles of Incorporation Dated June 1999
3.5	Amended Articles of Incorporation Dated January 25, 2006
3.6	Amended Bylaws
5.01	Shareholder Agreement
10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. “Jake” Jacobs dated as of June 19, 2019

Exhibit 10.61	Lease Agreement
Exhibit 10.62	Lease Agreement
Exhibit 10.65	$2,750,000 Promissory Note dated January 3, 2022 between LFTD Partners Inc., Lifted Liquids, Inc and Nicholas S. Warrender
Exhibit 10.66	Collateral Stock Pledge Agreement dated January 3, 2022 between LFTD Partners Inc., Lifted Liquids, Inc., and Nicholas S. Warrender
Exhibit 10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
Exhibit 10.68	Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs

This Form10-K	March 31, 2022
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

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by William C. Jacobs
99.1	Press Release dated March 31, 2022
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

LFTD Partners Inc.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

(Chief Executive Officer)

Date: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

Principal Executive Officer

Date: March 31, 2022

By: /s/ William C. “Jake” Jacobs, CPA

William C. “Jake” Jacobs, CPA, President, Chief Financial Officer and Treasurer

Principal Financial Officer

Date: March 31, 2022

/s/ Nicholas S. Warrender

Nicholas S. Warrender

Chief Operating Officer and Director

Date: March 31, 2022

/s/ Vincent J. Mesolella

Vincent J. Mesolella

Director

Date: March 31, 2022

/s/ Joshua A. Bloom, M.D.

Joshua A. Bloom, M.D.

Director

Date: March 31, 2022

/s/ James S. Jacobs, M.D.

James S. Jacobs, M.D.

Director

Date: March 31, 2022

/s/ Richard E. Morrissy

Richard E. Morrissy

Director

Date: March 31, 2022

/s/ Kevin J. Rocio

Kevin J. Rocio

Director

Date: March 31, 2022

/s/ Robert T. Warrender II

Robert T. Warrender II

Director

Date: March 31, 2022

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LFTD Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LFTD Partners Inc. and subsidiary (“the Company”) (f/k/a “Acquired Sales Corp.”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a history of losses and has significant outstanding liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1.	Obtain and test management assumptions and analysis.
2.	Obtain and review the financial position and operating result data of the investee entities.
3.	Assess management’s key indicators regarding operating results, including analysis of revenue growth rates, profit growth, and future strategic plans.

Fruci & Associates II, PLLC We have served as the Company’s auditor since 2018. Spokane, Washington
March 31, 2022

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$1,602,731	$439,080
Dividend Receivable from Bendistillery, Inc.	2,495	2,495
Prepaid Expenses	4,262,237	455,061
Loan to SmplyLifted LLC	-	293,750
Interest Receivable	-	2,112
Note Receivable from CBD LION	-	15,318
Accounts Receivable, net of allowance of $239,101 in 2021 and $5,743 in 2020	3,461,499	1,413,051
Inventory	3,809,944	641,195
Other Current Assets	13,790	2,715
Total Current Assets	13,152,696	3,264,777
Goodwill	22,292,767	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	331,551	-
Deposit for Girish GPO Distribution Agreement	-	30,000
Investment in SmplyLifted LLC	-	195,571
Fixed Assets, less accumulated depreciation of $77,967 in 2021 and $14,361 in 2020	433,213	135,391
Intangible Assets, less accumulated amortization of $3,058 in 2021 and $1,390 in 2020	1,386	3,054
Security and State Licensing Deposits	6,900	1,600
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $252,876 in 2021 and $0 in 2020	1,227,532	-
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $6,807 in 2021 and $35,650 in 2020	76,412	7,705
Total Assets	$39,418,657	$27,827,065
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Finance Lease Liability	$1,262,260	$-
Operating Lease Liability	26,047	7,670
Deferred Revenue	2,174,393	1,096,120
Income Tax Payable	1,242,974	-
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	500,000	100,000
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	441,562	250,000
Management Bonuses Payable - Related Party	941,562	350,000
Company-Wide Management Bonus Pool	1,556,055	-
Accounts Payable and Accrued Expenses	4,671,382	639,479
Accounts Payable - Related Party	4,607	-
Interest Payable - Related Party
Interest - Payable to William C. Jacobs	4,000	-
Interest - Payable to Gerard M. Jacobs	9,269	-
Interest - Payable to Nicholas S. Warrender	-	64,110
Interest Payable - Related Party	13,269	64,110
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	11,926	145,561
Series B Convertible Preferred Stock Dividends Payable	1,796	5,782
Preferred Stock Dividends Payable	13,722	151,343
Total Current Liabilities	$11,906,270	$2,308,722
Non-Current Liabilities
Paycheck Protection Program Loan	-	149,623
Operating Lease Liability	50,583
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	-	3,750,000
Total Non-Current Liabilities	$50,583	$3,899,623
Total Liabilities	$11,956,853	$6,208,345
Commitments and Contingencies	-	-
Shareholders’ Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 5,750 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2021, and 66,150 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2020; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2021, and 100,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2020

	46	166
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,027,578 shares issued and outstanding at December 31, 2021, and 6,485,236 shares issued and outstanding at December 31, 2020	14,028	6,485
Treasury Stock (Purchase of 72,000 shares of common stock at $0.95 per share in 2020)	-	34,200)
Additional Paid-in Capital	38,862,333	38,787,444
Accumulated Deficit	(11,414,602)	(17,141,175)
Total Shareholders’ Equity (Deficit)	27,461,804	21,618,720
Total Liabilities and Shareholders’ Equity	$39,418,657	$27,827,065

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020	2019
Net Sales	$31,656,932	$5,344,320	$-
Cost of Goods Sold	15,715,759	3,407,430	-
Gross Profit	15,941,173	1,936,890	-
Operating Expenses:
Payroll, Consulting and Independent Contractor Expenses	3,621,624	809,966	112,500
Stock Compensation Expense	-	1,393,648	874,154
Accrual for Company-Wide Management Bonus Pool	1,559,334	-	-
Management Bonuses	650,000	350,000	-
Professional Fees	499,752	374,489	211,543
Bank Charges and Merchant Fees	392,757	48,814	130
Advertising and Marketing	337,044	115,102	6,126
Bad Debt Expense	380,621	124,802	-
Depreciation and Amortization	90,147	16,385	-
Other Operating Expenses	629,012	222,052	58,478
Total Operating Expenses	8,160,290	3,455,258	1,262,931
Income/(Loss) From Operations	7,780,883	(1,518,368)	(1,262,931)
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	(195,571)	(4,429)	-
Impairment of Investment in SmplyLifted	(388,727)	-	-
Income from SmplyLifted for WCJ Labor	2,298	-	-
Loss on Lease Modification	(1,445)	-	-
Interest Expense	(142,427)	(65,186)	(27,998)
Dividend Income	2,495	2,495	-
Warehouse Buildout Credits	1,200	1,600	-
Penalties	(8,046)	-	-
Gain on Forgiveness of Debt	151,668	91,272	-
Refund of Merchant Account Fees	-	34,429	-
Settlement Income/Gain on Settlement	-	12,500	29,196
Settlement Costs	-	(97,000)	-
Gain(Loss) on Disposal of Fixed Assets	(4,750)	-	-
Loss on Deposits	(31,600)	-	-
Interest Income	1,365	8,098	25,628
Total Other Income/(Expenses)	(613,539)	(16,221)	26,826
Income/(Loss) Before Provision for Income Taxes	7,167,344	(1,534,589)	(1,236,105)
Provision for Income Taxes	(1,367,362)	-	-
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$5,799,982	$(1,534,589)	$(1,236,105)

Basic Net Income (Loss) per Common Share	$0.50	$(0.29)	$(0.48)
Diluted Net Income (Loss) per Common Share	$0.43	$(0.29)	$(0.48)

Weighted average number of common shares outstanding:
Basic	11,402,639	5,927,480	2,577,349
Diluted	13,359,837	5,927,480	2,577,349

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

							Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	166,150	$166	2,726,669	$2,727	-	$-	$21,691,128	$(15,392,552)	$6,301,469
Issuance of warrants to Gerard M. Jacobs upon execution of employment agreement							$733,499		$733,499
Issuance of warrants to William C. Jacobs upon execution of employment agreement							$660,149		$660,149
Issuance of common stock consideration as part of the acquisition of Lifted Liquids, Inc.			3,900,455	$3,900			$10,722,351		$10,726,251
Issuance of warrants to purchase shares of common stock as part of the acquisition of Lifted Liquids, Inc.							$4,980,150		$4,980,150
Series A Preferred Stock dividend payable								$(34,179)	$(34,179)
Series B Preferred Stock dividend payable								$(3,740)	$(3,740)
Net Loss			-	-				$(1,760,627)	$(1,760,627)
Balance, March 31, 2020	166,150	$166	6,627,124	$6,627	-	$-	$38,787,277	$(17,191,098)	$21,602,972
Series A Preferred Stock dividend payable								$(64,775)	$(64,775)
Series B Preferred Stock dividend payable								$(3,740)	$(3,740)
Cancellation of shares of common stock			(166,888)	$(167)			$167		$-
Net Loss								$(419,313)	$(419,313)
Balance, June 30, 2020	166,150	$166	6,460,236	$6,460	-	$-	$38,787,444	$(17,678,926)	$21,115,144
Series A Preferred Stock dividend payable								$(50,020)	$(50,020)
Series B Preferred Stock dividend payable								$(3,784)	$(3,784)
Net Income								$95,823	$95,823
Balance, September 30, 2020	166,150	$166	6,460,236	$6,460	-	$-	$38,787,444	$(17,636,907)	$21,157,163
Exercise of Option			25,000	25					25
Series A Preferred Stock dividend payable								(50,020)	(50,020)
Series B Preferred Stock dividend payable								(3,779)	(3,779)
LIFD's November 24, 2020 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	(34,200)			(34,200)
Net Income								549,531	549,331

Balance, December 31, 2020	166,150	$166	6,485,236	$6,485	36,000	$(34,200)	$38,787,444	$(17,141,175)	$21,618,720
Series A Preferred Stock dividend payable								$(24,855)	$(24,855)
Series B Preferred Stock dividend payable								$(3,316)	$(3,316)
LIFD’s January 8, 2021 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	$(34,200)			$(34,200)
Conversions of Series A Convertible Preferred Stock to Common Stock	(32,900)	$(33)	3,290,000	3,290			(3,257)		-
Conversions of Series B Convertible Preferred Stock to Common Stock	(60,000)	$(60)	60,000	60					$-
Net Income								$618,359	$618,359
Balance, March 31, 2021	73,250	$73	9,835,236	$9,835	72,000	$(68,400)	$38,784,187	$(16,550,988)	$22,174,707
Series A Preferred Stock dividend payable								(33,521)	(33,521)
Series B Preferred Stock dividend payable								(1,496)	(1,496)
Exercise of warrants			143,090	143			6,878		7,021
Conversions of Series A Convertible Preferred Stock to Common Stock	(27,500)	(28)	2,750,000	2,750			(2,723)		-
Net Income								1,596,154	1,596,154
Balance, June 30, 2021	45,750	$46	12,728,326	$12,728	72,000	$(68,400)	$38,788,342	$(14,989,850)	$23,742,866
Series A Preferred Stock dividend payable								(2,829)	(2,829)
Series B Preferred Stock dividend payable								(1,533)	(1,533)
Cancellation of Common Stock held in treasury			(72,000)	(72)	(72,000)	$68,400	(68,328)		-
Exercise of warrants and options			1,346,250	1,346			142,093		143,439
Net Income								2,236,179	2,236,179
Balance, September 30, 2021	45,750	$46	14,002,576	$14,002	-	$-	$38,862,107	$(12,758,033)	$26,118,122
Series A Preferred Stock dividend payable								(4,349)	(4,349)
Series B Preferred Stock dividend payable								(1,512)	(1,512)
Issuance of Common Stock			25,000	26			226		252
Exercise of warrants and options									-
Net Income								1,349,292	1,349,292
Balance, December 31, 2021	45,750	$46	14,027,576	14,028	-	$-	$38,862,333	$(11,414,602)	$27,461,804

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net Income/(Loss)	$5,799,982	$(1,534,589)	$(1,236,105)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Lifted Made’s Portion of SmplyLifted’s Net Loss	195,571	4,429	-
Impairment of Investment in SmplyLifted	388,726	-	-
Stock Compensation Expense	-	1,393,648	874,154
Bad Debt Expense	380,621	124,802	-
Depreciation and Amortization	90,146	16,385	-
Gain on Forgiveness of Debt	(151,668)	-	-
Loss on Disposal of Fixed Assets	4,750	-	-
Loss on Deposits	31,600	-	-
Financing Cost - Issuance of Warrants to Purchase Common Stock	-	-	26,773
Spoiled and Written Off Inventory	338,799	147,413	-
Deferred Income Taxes	(331,551)	-	-
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(2,429,715)	(1,196,716)	-
Prepaid Expenses	(3,807,176)	(445,478)	(9,583)
Dividend Receivable from Bendistillery, Inc.	-	(2,495)	-
Income Tax Payable	1,242,974	-	-
Management Bonuses Payable	600,001	-	-
Company-wide Management Bonus Pool	1,556,055	-	-
Interest Receivable	1,532	(2,112)	-
Inventory	(3,507,548)	(521,134)	-
Deposit for Girish GPO Distribution Agreement	-	(30,000)	-
Other Current Assets	(17,975)	(2,715)	-
Loan to Shareholder	-	9,000	-
Trade Accounts Payable and Accrued Expenses	4,033,948	255,908	(74,965)
Accounts Payable and Interest Payable to Related Parties	92,670	414,110	(191,776)
Change in ROU Asset	230,049	18,314	-
Change in Finance & Operating Lease Liabilities	(197,450)	(18,230)	-
Deferred Revenue	1,078,273	1,031,424	-
Net Cash Provided by (Used in) Operating Activities	5,622,612	(338,036)	(611,502)
Cash Flows From Investing Activities
Net Cash Paid as Part of Lifted Liquids, Inc. Acquisition	-	(3,130,610)	-
Reduction of CBD Lion Note Receivable	15,318	184,682	100,000
Issuance of Note to CBD Lion	-	-	(300,000)
Net Purchase of Fixed Assets	(368,223)	(70,133)	-
Investment in Ablis	-	-	(399,200)
Investment in Bendistillery and Bend Spirits	-	-	(1,497,000)
Loans to SmplyLifted LLC	(93,750)	(293,750)	-
Investment in SmplyLifted LLC	-	(200,000)	-
Net Cash Used in Investing Activities	(446,655)	(3,509,811)	(2,096,200)
Cash Flows From Financing Activities
Proceeds from Paycheck Protection Program Loan	-	149,623	-
Proceeds from Exercise of Warrants	142,023	-	11,027
Proceeds from Exercise of Options	-	25	-
Issuance of Series A Convertible Preferred Stock	-	-	6,615,000
Issuance of Series B Convertible Preferred Stock	-	-	500,000
Issuance of Common Stock	252
Payments of Dividends to Series A Convertible Preferred Stockholders	(199,189)	(198,450)	-
Payments of Dividends to Series B Convertible Preferred Stockholders	(11,844)	(15,000)	-
Financing Cost - Proceeds from Borrowings Under Notes Payable to Related Parties	-	-	14,772
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Parties	(3,750,000)	-	(45,562)
Financing Cost - Repayment of Interest Payable to Related Parties	(138,904)	-	(2,606)
Purchase of Shares Held in Treasury	(34,200)	(34,200)	-
Repayment of Finance Lease Liability	(20,444)	-	-
Net Cash (Used In) Provided By Financing Activities	(4,012,306)	(98,002)	7,092,631
Net Increase/(Decrease) in Cash	1,163,651	3,945,849)	4,384,929
Cash and Cash Equivalents at Beginning of Period	439,080	4,384,929	-
Cash and Cash Equivalents at End of Period	$1,602,731	$439,080	$4,384,929

	For the Year Ended
	December 31,
	2021	2020	2019
Supplemental Cash Flow Information
Cash Paid For Interest	$193,268	$1,076	$2,606
Cash Paid For Income Taxes	$455,083	$-	$-

Non-Cash Activities:
Right-of-Use assets acquired from inception of Finance Leases	$1,480,408	$-	$-
Right-of-Use assets acquired from inception of Operating Leases	$83,219	$-	$-
Conversion of Series A and Series B Preferred Stock to Common Stock	$6,100	$-	$-
Cashless exercise of Warrants	$136	$-	$-
Cancellation of Common Stock held in Treasury	$68,400	$-	$-
Reduction in bonus payable to Gerard M. Jacobs by the cost of exercising warrants	$8,439	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – LFTD Partners Inc. (hereinafter sometimes referred to as “LFTD Partners”, the “Company”, “LIFD”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQB Venture Market under the trading symbol LIFD.

On May 18, 2021, the Company amended its articles of incorporation with the State of Nevada to change its name to LFTD Partners Inc. from Acquired Sales Corp. In connection with the name change to LFTD Partners Inc., the Company filed a required notification with the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization that is involved with the coordination of the clearing, settling and processing of transactions in equity securities, including our common stock. The Company’s name change notification to FINRA included a request for a new stock trading symbol, LSFP, from AQSP, which was granted. On March 15, 2022, we changed our stock trading symbol to LIFD.

Our business is primarily focused upon acquiring rapidly growing companies that manufacture and sell branded, products containing hemp-derived cannabinoids (e.g. delta-8-THC, delta-9-THC, delta-10-THC, THCV, HHC, THCO, CBDA, CBC, CBG, CBN, and CBD), nicotine, kratom, kava and legal psychedelic products (a “Canna-Infused Products Company”).

Management of the Company is open-minded to the concept of also acquiring operating businesses and/or assets involving products containing marijuana, distilled spirits, beer, wine, and real estate. In addition, management of the Company is open-minded to the concept of acquiring all or a portion of one or more operating businesses and/or assets that are considered to be “essential” businesses which are unlikely to be shut down by the government during pandemics such as COVID-19. From time to time, we engage in discussions with potential acquisition targets.

To date, we have acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made (formerly Warrender Enterprise Inc. d/b/a Lifted Liquids) (www.LiftedMade.com), Kenosha, Wisconsin (“Lifted Made” or “Lifted”).

On April 30, 2019, we also closed on the acquisition of 4.99% of the common stock of each of CBD-infused beverages maker Ablis Holding Company (“Ablis”) (www.AblisCBD.com), and of distilled spirits manufacturers Bendistillery Inc. (“Bendistillery”)and Bend Spirits, Inc. (“Bend Spirits”), all located in Bend, Oregon.

Prior to February 9, 2022, Lifted Made had a 50% membership interest in SmplyLifted LLC, which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com). On February 9, 2022, Lifted Made sold its 50% membership interest in SmplyLifted LLC to Corner Vapory LLC. For more information, please refer to NOTE 15 – SUBSEQUENT EVENTS.

Termination of Letter of Intent relating to the proposed acquisition by the Company of Savage Enterprises, Premier Greens LLC and MKRC Holdings, LLC

On December 15, 2021, the Company, our Chairman and CEO Gerard M. Jacobs (“GJacobs”), our President and CFO William C. “Jake” Jacobs (“WJacobs”), and our Vice Chairman and COO Nicholas S. Warrender (“NWarrender”), Savage Enterprises, a Wyoming corporation (“Savage”), Premier Greens LLC, a California limited liability company (“Premier Greens”), MKRC Holdings, LLC, a Wyoming limited liability company (“MKRC”), Christopher G. Wheeler (“Wheeler”), and Matt Winters (“Winters”), mutually stipulated to terminate the Letter of Intent dated June 15, 2021 that set out the Company’s possible acquisition of Savage, Premier Greens and MKRC. As a result, no acquisition of Savage, Premier Greens or MKRC by the Company will occur.

Termination of Letter of Intent relating to the proposed acquisition by the Company of Fresh Farms E-Liquid, LLC

On December 16, 2021, the Company, Fresh Farms E-Liquid, LLC, a California limited liability company (“Fresh Farms”), Anthony J. Devincentis (“Devincentis”), Jakob M. Audino (“Audino”), Forrest F. Town (“Town”), John Z. Petti (“Petti”), GJacobs, NWarrender, WJacobs, Wheeler and Winters mutually stipulated to terminate the Letter of Intent dated September 1, 2021 that set out the Company’s possible acquisition of Fresh Farms. As a result, no acquisition of Fresh Farms by the Company will occur.

Capital Raise

Cash on hand is currently limited, so in order to close future acquisitions, it likely will be necessary for us to raise substantial additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

With the assistance of an investment bank, we are currently exploring the possibility of raising $5 million or more through some combination of debt and equity offerings in order to pay off the remaining $2.75 million owed in connection with our acquisition of Lifted, to purchase for $1.375 million the building located at 5511 95th Avenue, Kenosha, Wisconsin, that is currently being rented by Lifted, to pay off all other liabilities of the Company and Lifted including certain bonuses and our company-wide bonus pool, and to pay transactional fees and expenses. If we proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a Canadian stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

For more information, please read the information in the section “ITEM 1. BUSINESS” above.

Consolidated Financial Statements – In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Consolidated Statements of Operations, certain expenses are consolidated into the Other Operating Expenses category.

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

Cash and Cash Equivalents – Cash and cash equivalents as of December 31, 2021 and December 31, 2020 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Level 1 –Quoted prices in active markets for identical assets or liabilities

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded (the “Allowance for Doubtful Accounts”), which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding.

An Allowance for Doubtful Accounts of $239,101 and $5,743 were recorded at December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, the Company implemented a new policy regarding Allowances for Doubtful Accounts, which is that all accounts receivable older than 90 days at quarter end are accrued for in Allowances for Doubtful Accounts.

As described in “Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement”, the $2,750,000 Promissory Note is secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between Mr. Warrender, as Secured Party, and the Company and Lifted, as Pledgors.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Raw Goods	$2,927,727	$500,657
Finished Goods	$882,217	$140,538
Total Inventory	$3,809,944	$641,195

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At December 31, 2021, $76,277 of overhead costs were allocated to finished goods. In comparison, at December 31, 2020, $12,240 of overhead costs were allocated to finished goods.

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

During the years ended December 31, 2021 and December 31, 2020, $338,799 and $147,413 in obsolete inventory was written off, respectively.

The process of determining obsolete inventory during the quarter involved:

1) Identifying raw goods that would no longer be used in the manufacture of finished goods;

2) Identifying finished goods that would no longer be sold or that are slow moving; and

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

Security Deposits – The Company had paid a security deposit to its lessor for the Company’s former office, manufacturing and warehouse space in Zion, IL, that was rented on a month-to-month basis from June 1, 2021 through November 2021. The security deposit was written off at December 31, 2021.

The Company has not paid a security deposit for its leased facility located at 5511 95th Avenue, Kenosha, WI 53144 for the Company’s current office, manufacturing and warehouse space.

The Company has paid security deposits for its leased facilities located at 8920 58th Place, Suite 850, Kenosha, WI 53144, and 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144.

State Licensing Deposits – The Company is required to pay deposits for certain licenses in various states.

Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification 606.

The majority of the Company’s sales are of branded products goods to distributors, wholesalers, and end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. The majority of the Company’s sales are to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. Distributors primarily sell Lifted’s products to vape and smoke shops, CBD stores, convenience stores, health food stores, and other outlets.

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

Discounts and rebates are to customers are recorded as a reduction to gross sales.

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

Disaggregation of Revenue

During the quarter and year ended December 31, 2021, approximately 99.9% of the Company’s sales occurred inside of the United States of America. During the year ended December 31, 2020, all of the Company’s sales occurred inside of the United States of America.

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

Shown below is a table showing the approximate disaggregation of historical revenue:

Type of Sale	February 24, 2020 (Closing on Lifted)-December 31, 2020	% of Net Sales During February 24, 2020 (Closing on Lifted)-December 31, 2020	For the year ended December 31, 2021	% of Net Sales During the three months ended December 31, 2021
Net sales of raw materials to customers	$694,707	13%	$476,211	2%
Net sales of products to private label clients	$1,443,687	27%	$3,246,420	10%
Net sales of products to wholesalers	$1,096,199	21%	$4,586,306	15%
Net sales of products to distributors	$1,982,810	37%	$21,661,464	68%
Net sales of products to end consumers	$126,917	2%	$1,686,531	5%
Net Sales	$5,344,320	100%	$31,656,932	100%

Deferred Revenue

Amounts received from a customer before the purchased product is shipped to the customer is treated as deferred revenue. If cash is not received, an accounts receivable is recognized for invoiced orders, but revenue is not recognized until an order is fully shipped. Accounts receivable includes amounts associated with partially shipped orders, for which the unshipped portion is a contract asset. Contract assets represent invoiced but unfulfilled performance obligations.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders.

	December 31, 2021	December 31, 2020
Contract Assets (invoiced but unfulfilled performance obligations)	$1,650,258	$1,041,916

Deposits from customers for unfulfilled orders	$524,135	$54,204

Total Deferred Revenue	$2,174,393	$1,096,120

Deferred revenue of $1,096,120 was recognized as of December 31, 2020, the performance obligations related to these orders were fulfilled in 2021, and the related revenue was recognized in 2021. At December 31, 2021, deferred revenue of $2,174,393 was recognized.

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Finished goods that are sold account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. $338,799 and $147,413 of cost of goods sold relates to spoiled and obsolete inventory written off during the years ended December 31, 2021 and December 31, 2020, respectively.

Operating Expenses – Operating expenses include payroll, consulting and independent contractor expenses, the accrual for the company-wide management bonus pool, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, and depreciation and amortization. Total operating expenses increased to $8,160,290 for the year ended December 31, 2021, from $3,455,258 and $1,262,931 for the years ended December 31, 2020 and December 31, 2019, respectively.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2021 and 2020 and 2019:

	For the Year Ended
	December 31,
	2021	2020	2019
Net Income/(Loss)	$5,799,982	$(1,534,589)	$(1,236,105)

Weighted average number of common shares outstanding:
Basic	11,402,639	5,927,480	2,577,349
Diluted	13,359,837	5,927,480	2,577,349

Basic Net Income (Loss) per Common Share	$0.50	$(0.29)	$(0.48)
Diluted Net Income (Loss) per Common Share	$0.43	$(0.29)	$(0.48)

As of December 31, 2021, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 205,500 shares of common stock at $1 per share, (d) rights to purchase warrants to purchase 1,350,000 shares of common stock at $1.85 per share, and (e) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 1,350,000 shares of common stock at $1.85 per share: of these, rights to purchase warrants to purchase 1.25 million shares of our common stock are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

In comparison, as of December 31, 2020, in addition to our outstanding common stock, we have issued (a) options to purchase 1,151,698 shares of common stock at $2.00 per share, (b) warrants to purchase 403,921 shares of common stock at $1 per share, (c) warrants to purchase 6,000 shares of common stock at $5 per share, (d) rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share, (e) financing warrants to purchase 31,250 shares of common stock at $0.03 per share, and (f) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

At December 31, 2021, the Company had Series A Preferred Stock outstanding convertible into 575,000 shares of common stock; these are included in the diluted earnings calculation. At December 31, 2021, the Company had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5/share) was higher than the stock closing price at December 31, 2021 ($4.37/share). At December 31, 2020, the shares into which the outstanding Series A Preferred Stock and Series B Preferred Stock could be converted were excluded from the diluted earnings calculation because they were antidilutive.

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

The Company is researching what other pronouncements may be applicable to the Company’s accounting and whether or not any other pronouncements should be adopted.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the year ended December 31, 2021, the Company incurred $337,044 in advertising and marketing expenses, which primarily related to trade shows, marketing displays, public relations and digital marketing. During the year ended December 31, 2020, the Company incurred $115,102 in advertising and marketing expenses, which primarily related to public relations and digital marketing. During the year ended December 31, 2019, the Company incurred $6,126 in advertising and marketing expenses, all of which related to the issuance of press releases.

Compensated Absences – During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, paid time off (“PTO”) was provided to employees who obtained approval for it from Nicholas S. Warrender, CEO of Lifted. Any approved PTO was granted at Mr. Warrender’s discretion, and mandatory PTO was zero days, thus no accrual was necessary at December 31, 2021, December 31, 2020 or December 31, 2019.

Effective January 1, 2022, certain PTO policies have been adopted by Lifted.

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

Shown above are Lifted’s net sales and net earnings for the following two periods:

(1) January 1, 2019 through February 24, 2020 (acquisition date)

(2) February 24, 2020 (acquisition date) to December 31, 2020

The foregoing disclosures of net sales and net earnings during those periods solely reflects Lifted’s financial results. Prior to its acquisition of Lifted on February 24, 2020, LFTD Partners had no sources of revenue, so the acquisition of Lifted was significant for LFTD Partners.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $11,414,602 as of December 31, 2021. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Moreover, the Company’s balance sheet is weak. Among other financial obligations, the Company owes Nicholas S. Warrender $2,750,000 under the $2,750,000 Promissory Note, which is accruing interest at 2.5% per annum, and which was executed on January 3, 2022. The principal of the Promissory Note shall be paid off by Payors in five semi-annual payments to Nicholas S. Warrender of $458,333 and a sixth and final semi-annual payment to Nicholas S. Warrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

LIFD also has a company-wide bonus pool accrued for at December 31, 2021 totaling $1,556,055.

Under the Omnibus Agreement, Lifted is also obligated to purchase a building leased by Lifted from an affiliate of our Vice Chairman and COO Nicholas S. Warrender on or before December 31, 2022, for a fixed purchase price equal to $1,375,000. The Company is also accruing 3% annual dividends on its Series A and Series B Convertible Preferred Stock.

Also, pursuant to the Amended Omnibus Agreement, on December 30, 2022, LFTD Partners shall pay a retention bonus of $166,666.66 to each of NWarrender, GJacobs and WJacobs, provided that such officer shall not have earlier resigned as an officer of LFTD Partners. Moreover, LFTD Partners agrees and covenants that the Chairman of the Compensation Committee is authorized to negotiate and agree on behalf of LFTD Partners in regard to a 2023 supplemental retention bonus for NWarrender, GJacobs and WJacobs (in addition to the company-wide Bonus Pool), and if and only if the amount of such 2023 supplemental retention bonus is mutually agreed upon in writing among the Chairman of the Compensation Committee, NWarrender, GJacobs and WJacobs, then one-third of such 2023 supplemental retention bonus shall be paid by LFTD Partners to each of NWarrender, GJacobs and WJacobs on or before March 15, 2024, provided that such officer shall not have earlier resigned as an officer of LFTD Partners.

Also, pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall continue to be calculated pursuant to Section 4.2 of the Executive Employment Agreements, provided, however, that notwithstanding anything to the contrary set forth in the Executive Employment Agreements, the 2022 company-wide bonus pool not be allowed to be accrued or paid by LFTD Partners if and to the extent that doing so would decrease LFTD Partners’ 2022 diluted earnings per share of common stock below $0.56 per share.

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

No assurance or guarantee whatsoever can be given that the net income of the Company’s wholly-owned subsidiary Lifted will be sufficient to allow the Company to pay all of its operating expenses and the dividends accruing on the Company’s preferred stock. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has one revenue-generating subsidiary, Lifted. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing additional profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

Concentration of Credit Risks – During the year ended December 31, 2021, five customers made up approximately 28% of Lifted Made’s sales. In comparison, during the period February 24, 2020 (the date of closing on the acquisition of Lifted) through December 31, 2020, five customers made up approximately 57% of Lifted’s sales.

Regarding the purchases of raw goods and finished goods (“Supplies”), during the year ended December 31, 2021, approximately 54% of the Supplies that Lifted purchased were from five vendors. In comparison, during the period February 24, 2020 (the date of closing on the acquisition of Lifted) through December 31, 2020, approximately 61% of the Supplies that Lifted purchased were from five vendors. The loss of Lifted’s relationships with these vendors and customers could have a material adverse effect on Lifted’s business.

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

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether its investments are impaired. Factors that the Company would consider indicators of impairment include: (1) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (2) a significant adverse change in the regulatory, economic, or technological environment of the investee, (3) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, (4) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, and (5) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Up to the date of this report on Form 10-K, none of the above the above factors have been applicable to the Company’s investments.

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

On January 28, 2022, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during the quarter and year ended December 31, 2021. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: increased net profit of Bendistillery and Bend Spirits from 2020 to 2021, the recent successful launch of Bendistillery’s Rock & Rye in cans, increased revenue and cash flow of Ablis from 2020 to 2021, new Ablis products in development, a continued focus in Ablis’ improved direct-to-consumer sales, and the fact that management of Bendistillery is actively working an investment bank to explore capital raising options to facilitate growth initiatives.

On October 20, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during quarter ended September 30, 2021. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: Bendistillery’s two-year annual sales average is up 8.36% per year with net profit nearly tripling; Ablis’ sales during the third quarter of 2021 are up 14% over sales during the second quarter of 2021, and up 20% over sales during the third quarter of 2020; and Ablis’ third quarter net income is up, compared to a loss in the third quarter of 2020.

On July 15, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during quarter ended June 30, 2021. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: sales of Ablis are up from the second half of 2020 to the first half of 2021; Ablis “on premise” sales (in restaurants and bars) are improving as restaurants have re-opened; Ablis distributors are ordering again (and more frequently); and Ablis online sales in the first half of 2021 are up compared to in the first half of 2020. The information that was shared by the management of Bendistillery and Bend Spirits included, among other things: combined revenue for the first half of 2021 is down just 2.3% from the first half of 2020 (when there was lots of panic buying), but the two year annualized sales average is up 12.7%, with a five year annualized average growth of 9.1%. Also: Bendistillery is closer to the release of a new “Ready-to-Drink” beverage; Bend Spirits has new clients in the pipeline; direct-to-consumer channels are gaining traction; and Bendistillery’s sales team is making gains in key markets.

On February 17, 2021, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during calendar year 2020. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis, Bendistillery and Bend Spirits included, among other things: a 17% increase in sales in 2020 compared to 2019 at Bendistillery, expansion of Bendistillery’s business from restaurants and bars to liquor stores, positive employee morale since none of Bendistillery’s sales team was laid off during the pandemic, new clients of Bend Spirits expected to come online in 2021, and positive sales trends during recent months at Ablis including more direct-to-consumer sales. Moreover, in Oregon, bars and restaurants opened up to 25% capacity on February 12, 2021; historically, most of Ablis’ sales have come from bars and restaurants. Also, a new 17,000 square foot building is being built at Bendistillery’s headquarters, and pasteurization, canning and packaging are expected to be brought in house once the building is operational later in 2021; by bringing pasteurization, canning and packaging in house, management expects to save manufacturing time and costs and to internalize the profits from those functions. Also, Ablis’ management finished re-branding the brand this year, has cut operational costs, is in the process of launching new functional beverages, and is in discussions with some multi-state distributors to distribute Ablis beverages.

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

The Company performed its annual fair value assessments at December 31, 2021 and December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. The factors that led the Company to this conclusion include, among other things: continued growth in sales and profitability year-over-year, the launch of first-to-market, ground-breaking new products, the addition of more and more wholesalers and distributors nationwide, increased sales to wholesalers and end consumers, the continued growth of Lifted’s flagship brand Urb Finest Flowers, and continued positive publicity of Lifted. Lifted has also been limited in its production capacity due to the size of its facility in Zion, Illinois. With Lifted’s recent move into a much larger facility located in Kenosha, Wisconsin, Lifted should be able to produce a greater quantity of products to meet demand.

The Company’s Investment in SmplyLifted LLC

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

During the year ended December 31, 2020, the Company recognized a loss of $4,429 from its 50% membership interest in SmplyLifted, and wrote down the value of its investment in SmplyLifted to $195,571. During the year ended December 31, 2021, the Company recognized a loss of $195,571 from its 50% membership interest in SmplyLifted. At December 31, 2021, Lifted Made wrote off its receivables from SmplyLifted, and its loans to SmplyLifted, which totaled $388,727.

On February 9, 2022, Lifted Made sold its 50% membership interest in SmplyLifted LLC to Corner Vapory LLC, an affiliate of NWarrender. For more information, please refer to NOTE 15 – SUBSEQUENT EVENTS.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	December 31, 2021	December 31, 2020
Machinery & Equipment	$258,533	$103,084
Leasehold Improvements	$152,985	$42,381
Trade Show Booths	$23,488	$-
Vehicles	$22,309	$-
Computer Equipment	$7,312
Furniture & Fixtures	$46,553	$4,288
Sub-total:	$511,180	$149,753

Less: accumulated depreciation	$(77,967)	$(14,361)
	$433,213	$135,392

Estimated useful lives per asset class are:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Trade Show Booth	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Depreciation expense of $65,651 was recognized during the year ended December 31, 2021. In comparison, depreciation expense of $14,995 was recognized during the year ended December 31, 2020. There was no depreciation expense recognized during the year ended December 31, 2019.

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

NOTE 6 – NOTES RECEIVABLE

SmplyLifted LLC

At December 31, 2021, the Company had made interest-free loans to SmplyLifted LLC totaling $387,500, used primarily for the purchase of inventory; the Company’s interest-free loans to SmplyLifted LLC at December 31, 2020 totaled $293,750. As of December 31, 2021 and December 31, 2020, imputed interest receivable on the loans totaled $580 and $17, respectively. At December 31, 2021, these notes and related interest receivable were written off.

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

Teaming Agreement – The Company believes it is highly likely that the board of directors of the Foundation will only approve contracts that have been negotiated and approved by Heatley. Consequently, on July 8, 2014, the Company entered into a Teaming Agreement (the “Teaming Agreement”) with Heatley, in which, among other things: (1) the Company and Heatley agreed to use their respective best efforts, working exclusively together as a team, and not as a partnership or other entity, in order to consummate transactions, agreements, contracts or other arrangements pursuant to which the Company will provide capital and expertise to the Foundation; and (2) Heatley agreed that Heatley shall not, and shall not permit the Foundation to, discuss or negotiate for debt or equity financing, or consulting services or other expertise, from any third party. The Company claims that Heatley violated the Teaming Agreement by discussing and negotiating for debt or equity financing, or consulting services or other expertise, from at least one third party. Heatley claims that the Company violated the Teaming Agreement alleging that the Company failed to lend funds to the Foundation in accordance with the Teaming Agreement. The Company believes Heatley’s claim to be baseless. No assurances whatsoever can be made that Heatley will comply with the terms of the Teaming Agreement, nor that the Company will be able to adequately enforce the terms of the Teaming Agreement if it is ever the subject of litigation.

Promissory Note – On July 14, 2014, the Foundation signed and delivered to the Company a Secured Promissory Note (the “Note”) which is in the stated loan amount of $1,500,000, and is secured by a Security Agreement of even date therewith (the “Security Agreement”). The Note provides that the $1,500,000 loan may be advanced in one or more installments as the Foundation and the Company may mutually agree upon. The Foundation and the Company mutually agreed that the first installment of this loan would be $602,500. Pursuant to instructions from the Foundation, on July 14, 2014, the Company paid $2,500 owed by the Foundation to one of its consultants, and the Company advanced $600,000 directly to the Foundation. The amount and timing of subsequent loan installments under the Note, which could have totaled $897,500, had not yet been mutually agreed upon between the Foundation and the Company as of the date of the Note.

Between April and July 2015, the Company loaned an additional $135,350 to the Foundation, evidenced by the Note and secured by the Security Agreement. Following such additional loans, the principal of the loan from the Company to the Foundation, evidenced by the Note and secured by the Security Agreement, is now $737,850. The principal balance outstanding under the Note bore interest at the rate of 12.5% per annum, compounded monthly. It was contemplated that the first payment of accrued interest by the Foundation under the Note would be made as soon after the Foundation commences operations of the Plymouth Cultivation Facility and the Dennis Dispensary as the Foundation’s cash flows shall reasonably permit, but in any event no later than one year after the Foundation commences operations. The principal of the Note would be payable in eight consecutive equal quarterly installments, commencing on the last day of the calendar quarter in which the Foundation commences operations. Principal on the Note and related accrued interest would be considered past due if the aforementioned payments were not received by their due dates.

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

NOTE 7 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $3,058 in amortization related to the website was recognized during the year ended December 31, 2021. $1,390 in amortization related to the website was recognized between February 24, 2020 (the date of the Merger) through December 31, 2020.

NOTE 8 – RELATED PARTY TRANSACTIONS

Commissions Paid

Vincent J. Mesolella

During the year ended December 31, 2021, Vincent J. Mesolella, LFTD Partners’ lead outside director, was not paid any commissions. During the year ended December 31, 2020, Vincent J. Mesolella was paid commissions totaling $172, in connection with the sale of Lifted product arranged by him.

Robert T. Warrender III

During the year ended December 31, 2021, $69,177 in compensation was paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother, and who is also a salesman for Lifted Made. Robert T. Warrender III was hired as an independent contractor of Lifted in 2021; Robert T. Warrender III was not paid any compensation by Lifted in 2020.

Shipping Costs

During 2020 and 2021, Lifted shared a shipping account with a company operated by Nicholas S. Warrender’s father, Robert T. Warrender II, who is also an employee of Lifted and a member of the board of directors of LFTD Partners Inc. Lifted did this in an effort to reduce shipping costs, as the shipper gave a price discount based on volume. Lifted reimbursed Robert T. Warrender II’s company for the cost of shipping. During the year ended December 31, 2021, Lifted reimbursed Robert T. Warrender II $220,708 in shipping costs. In comparison, from February 24, 2020 (the date of closing on the acquisition of Lifted) through December 31, 2020, Lifted reimbursed Robert T. Warrender II $39,569 in shipping costs.

Amounts Owed to Related Parties

Amounts Owed to Lifted

On a quarterly basis, SmplyLifted LLC reimburses Lifted for William C. Jacobs’ time as the Chief Financial Officer at William C. Jacobs’ hourly rate. As of December 31, 2021, SmplyLifted LLC owed $457 to Lifted as reimbursement for William C. Jacobs’ time as the Chief Financial Officer. Lifted was reimbursed this $457 in January 2022. As of December 31, 2021, SmplyLifted LLC also owed $646 to Lifted for employee wage reimbursement.

Amounts Owed to Gerard M. Jacobs

The Compensation Agreement contemplated an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon the closing of the Company’s acquisition of Lifted and an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon December 1, 2020, but such payments were not timely made, and pursuant to the Amendment No. 1 such aggregate of $700,000 of compensation was deferred and made due and payable by the Company to GJacobs and WJacobs together with interest accrued at the rate of 2% annually commencing January 1, 2021, upon demand by GJacobs and WJacobs, and through the date of the Omnibus Agreement only $58,439 of such deferred compensation had been paid to GJacobs (the remaining unpaid deferred compensation together with accrued interest is hereby referred to as the “Deferred Compensation”). Pursuant to the Omnibus Agreement, the Deferred Compensation was paid by the Company to GJacobs and WJacobs in January 2022. As such, at December 31, 2021, there was $441,562 in management bonus payable to GJacobs.

As of December 31, 2021, there was also total interest of $9,269 payable to Gerard M. Jacobs related to the Delayed December 1, 2020 Cash Bonus to Gerard M. Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted.

In comparison, at December 31, 2020, there was a management bonus payable of $250,000 owed to the Company’s CEO Gerard M. Jacobs; there were no other payables owed to Gerard M. Jacobs.

Amounts Owed to William C. “Jake” Jacobs

As described above, the Compensation Agreement contemplated an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon the closing of the Company’s acquisition of Lifted and an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon December 1, 2020, but such payments were not timely made, and pursuant to the Amendment No. 1 such aggregate of $700,000 of compensation was deferred and made due and payable by the Company to GJacobs and WJacobs together with interest accrued at the rate of 2% annually commencing January 1, 2021, upon demand by GJacobs and WJacobs, and through the date of the Omnibus Agreement only $58,439 of such deferred compensation had been paid to GJacobs (the remaining unpaid deferred compensation together with accrued interest is hereby referred to as the “Deferred Compensation”). Pursuant to the Omnibus Agreement, the Deferred Compensation was paid by the Company to GJacobs and WJacobs in January 2022. Moreover, pursuant to the Omnibus Agreement and simultaneously with such payment of the Deferred Compensation as set out above, the Company paid WJacobs a bonus of $300,000 in January 2022. As such, at December 31, 2021, there was $500,000 in management bonus payable to WJacobs.

As of December 31, 2021, there was also total interest of $4,000 payable to William C. “Jake” Jacobs related to the Delayed December 1, 2020 Cash Bonus to William C. “Jake” Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted.

In comparison, at December 31, 2020, there was a management bonus payable of $100,000 owed by the Company to William C. “Jake” Jacobs. Also at December 31, 2020, there was $12 in expense reimbursements owed by SmplyLifted LLC to William C. “Jake” Jacobs.

Amounts Owed to Nicholas S. Warrender

On February 24, 2020 we closed on the acquisition of 100% of the ownership of CBD-infused products maker Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) of Zion, Illinois (the “Merger”), for consideration of (1) $3,750,000 in cash, (2) $3,750,000 in the form of a secured promissory note accruing interest of 2% per year, (3) 3,900,455 shares of unregistered common stock of the Company (the “Stock Consideration”), (4) 645,000 shares of unregistered common stock of the Company that constitute deferred contingent compensation to be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the “Deferred Contingent Stock”), and (5) warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by Nicholas S. Warrender in a schedule delivered by Nicholas S. Warrender to the Company at the closing of the Merger (the “Warrants”).

On December 30, 2021, LIFD repaid all principal and interest due under the $3,750,000 promissory note between Nicholas S. Warrender and LIFD dated February 24, 2020 that was a portion of the Merger Consideration paid by LIFD to Nicholas S. Warrender under the Merger Agreement. Pursuant to the terms of that promissory note, the unpaid balance of the note accrued interest at the rate of 2% per annum.

On December 30, 2021, Nicholas S. Warrender kept $1,000,000 of the repayment, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 back to LIFD at the rate of 2.5%. See “$2,750,000 Promissory Note between LFTD Partners Inc., Lifted Liquids, Inc and Nicholas S. Warrender” above.

Amount Owed to Warrender Enterprise Inc.

As of December 31, 2021, $4,607 was owed by Lifted to Warrender Enterprise Inc., an affiliate of Nicholas S. Warrender; this was related to an income tax refund deposited into Lifted’s account. Lifted did not owe any money to Warrender Enterprise Inc. at December 31, 2020.

Transactions with Related Parties

Transactions with Corner Vapory LLC

Nicholas S. Warrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owns a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both located in Kenosha, Wisconsin. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife.

During the year ended December 31, 2021, Corner Vapory LLC purchased $45,599 worth of products from Lifted, and Lifted recorded a receivable of $22,000 from Corner Vapory LLC as of December 31, 2021. In comparison, during the year ended December 31, 2020, Corner Vapory LLC purchased $19,203 worth of products from Lifted, and Lifted recorded a receivable of $1,839 from Corner Vapory LLC as of December 31, 2020. Corner Vapory LLC is provided distributor pricing, similar to many other stores that are customers of Lifted.

Transactions with 95th Holdings, LLC

From June 1, 2018 through June 1, 2021, Lifted rented 3,300 square feet of space located in Zion, Illinois, for manufacturing, warehousing and office space. From June 1, 2021 through November 2021, Lifted leased such space on a month-to-month basis. From May 2020 until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefor.

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

During the year ended December 31, 2021, Lifted paid $68,889 in rent to 95th Holdings, LLC.

Under the terms of the Omnibus Agreement, Lifted is obligated to purchase the Premises from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000.

Transactions with Liquid Event Marketing

Liquid Event Marketing is a company owned by Lifted’s Director of Operations, who was hired by Lifted on March 29, 2021. During the year ended December 31, 2021, Lifted paid $118,258 to Liquid Event Marketing, and Lifted recognized a payable to Liquid Event Marketing for $21,599 at December 31, 2021. Payments to Liquid Event Marketing primarily related to the purchase of fixed assets, installation of fixed assets, and other services.

Financing Warrants – On July 13, 2018, the Audit Committee, Compensation Committee, and full Board of Directors of LIFD approved by unanimous written consent borrowings by LIFD on the following terms: (1) proceeds of the borrowings will be used to pay professional fees owed to our outside auditors, our stock transfer agent, and our securities counsel, and to pay other obligations of LIFD; (2) the borrowings will be evidenced by promissory notes of LIFD, accruing interest at the rate of 15% annually; (3) the notes will be jointly secured by a first lien security interest in all of the assets of LIFD, pursuant to a security agreement signed by LIFD in favor of the lenders, UCC filings in favor of the lenders, and a pledge to the lenders of the note payable by the William Noyes Webster Foundation Inc. to LIFD; (4) the notes shall be due and payable upon demand by the lenders delivered to LIFD; and (5) for each $1,000 loaned by LIFD on these terms, the lender of such $1,000 shall receive warrants to purchase 1,250 shares of common stock of LIFD, at an exercise price of $0.03 per share, exercisable at the discretion of such lender any time on or before July 16, 2023.

As of December 31, 2018, a total of $30,791 had been borrowed by LIFD on such terms, and warrants to purchase 25,000 shares of common stock of LIFD had been issued to Joshua A. Bloom and warrants to purchase 12,500 shares of common stock of LIFD had been issued to Gerard M. Jacobs. As of December 31, 2018, there was also a total of $1,381 in interest payable to Joshua A. Bloom and Gerard M. Jacobs, related to these borrowings.

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

The warrants to purchase common stock that were issued to Gerard M. Jacobs on November 8, 2018, and to Joshua A. Bloom on November 12, 2018, were valued using the Black-Scholes valuation model, which incorporated the following assumptions: expected future stock volatility 465%; risk-free interest rates of 2.98% and 2.94%, respectively; dividend yield of 0% and an expected terms of 2.38 years and 2.37 years, respectively. The expected future stock volatility was based on the volatility of LIFD’s historical stock prices. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the warrants. The expected term of each warrant was based on the midpoint between the date the warrant vests and the contractual term of the warrant. The values of the warrants were fully expensed as of the date of issuance because they are payable upon demand. The expense recognized related to the issuance of the warrants to Gerard M. Jacobs on November 8, 2018 was $11,250. The expense recognized related to the issuance of the warrants to Joshua A. Bloom on November 12, 2018 was $21,874.

On January 7, 2019, Gerard M. Jacobs loaned to the Company $5,968. In exchange, a warrant to purchase 7,500 shares of common stock of LIFD was issued to Gerard M. Jacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to Gerard M. Jacobs on January 7, 2019 was $10,949.

On January 21, 2019, Gerard M. Jacobs loaned to the Company $804. In exchange, a warrant to purchase 1,250 shares of common stock of LIFD was issued to Gerard M. Jacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to Gerard M. Jacobs on January 21, 2019 was $1,825.

On February 6, 2019, Gerard M. Jacobs loaned to the Company $8,000. In exchange, a warrant to purchase 10,000 shares of common stock of LIFD was issued to Gerard M. Jacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to Gerard M. Jacobs on February 6, 2019 was $13,999.

On March 13, 2019, all of these borrowings and the related interest payable to Joshua A. Bloom and Gerard M. Jacobs was repaid. In total, $21,540 was paid to Joshua A. Bloom, and $26,628 was paid to Gerard M. Jacobs.

On August 30, 2021, CEO Gerard M. Jacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. Gerard M. Jacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. Gerard M. Jacobs also demanded immediate payment of $8,439 of the bonuses which are currently due and payable by the Company to Gerard M. Jacobs, and Gerard M. Jacobs hereby allocated and applied such $8,439 to pay for the aggregate cost of purchasing and exercising the above warrants.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Cancellation of Shares of Common Stock – Several years ago, pursuant to a fully signed settlement agreement (the “Settlement Agreement”), the Company purchased for $50,000 (the “Purchase”) all of the shares of the Company’s common stock (the “Shares”) owned by Matthew Ghourdjian (“Ghourdjian”) and by the Deborah Sue Ghourdjian Separate Property Trust (“Ghourdjian Trust”).

Prior to the closing of the Purchase, Ghourdjian and the Ghourdjian Trust orally expressed uncertainty as to whether or not certain of the Shares totaling 166,888 shares (the “166,888 Shares”) had already been orally sold by Ghourdjian and the Ghourdjian Trust to a third party. With Ghourdjian and the Ghourdjian Trust being unable to find any evidence of such a sale of the 166,888 Shares but also being unable to locate the physical stock certificates evidencing the 166,888 Shares, the Settlement Agreement was written so that the Company purchased from Ghourdjian and the Ghourdjian Trust all of the Shares owned by Ghourdjian or by the Ghourdjian Trust, and stipulated that the aggregate number of the Shares without the 166,888 Shares was a minimum of 690,796 shares (the “690,796 Shares”).

At the closing of the Purchase, the Company paid $50,000 for the Shares and Ghourdjian and the Ghourdjian Trust delivered to the Company certificates evidencing the 690,796 Shares.

The 166,888 Shares continued to be shown on the books of Colonial Stock Transfer as being owned by Ghourdjian and the Ghourdjian Trust. On April 2, 2020 the 166,888 Shares were cancelled.

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

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of March 11, 2022, 60,400 shares of Series A Preferred Stock have been converted into a total of 6,040,000 shares of common stock of the Company, which leaves 5,750 shares of Series A Preferred Stock currently outstanding.

As of December 31, 2021 and December 31, 2020, the Company has accrued a liability of $11,296 and $145,561, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the years ended December 31, 2021 and 2020, a total of $199,187 and $198,450, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

Issuance of Series B Convertible Preferred Stock

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

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of March 11, 2022, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding.

As of December 31, 2021 and December 31, 2020, the Company has accrued a liability of $1,796 and $5,782, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the year ended December 31, 2021 and 2020, a total of $11,844 and $15,000 respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Share-Based Compensation

No stock compensation expense of was recognized during the year ended December 31, 2021. In comparison, during the year ended December 31, 2020, the Company recognized $733,499 in share-based compensation related to the issuance of warrants to Gerard M. Jacobs. The Company also recognized $660,149 in share-based compensation related to the issuance of warrants to William C. “Jake” Jacobs. These warrants were issued to Gerard M. Jacobs and William C. “Jake” Jacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to Gerard M. Jacobs and William C. “Jake” Jacobs upon the execution of employment agreements, which were signed on February 24, 2020 upon the closing of the acquisition of Lifted. The five-year warrants give Gerard M. Jacobs the right to purchase 250,000 shares of common stock of LIFD exercisable at $5.00 per share. The five-year warrants give William C. “Jake” Jacobs the right to purchase 225,000 shares of common stock of LIFD exercisable at $5.00 per share. The warrants were valued using the Black-Scholes valuation model as of the date of issuance, assuming an estimated life of 2.5 years and estimated future volatility of 361.49%.

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2021 and changes during the year then ended:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, April 1, 2021	4,517,869	$2.37	3.69	$23,198,015
Warrants Exercised During Q2 2021	143,092
Warrants Forfeited During Q2 2021	61,329
Warrants Exercised During Q3 2021	1,281,250
Options Exercised During Q3 2021	65,000
Options Expired During Q3 2021	10,000
Warrants Exercised During Q4 2021	25,000
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2021	2,932,198	$3.51	3.04	$3,496,311
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, December 31, 2021	4,927,198	$3.31	3.05	$6,646,311

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

Stock Buy-back Transactions with a Non-Affiliate Stockholder and Retirement of 72,000 Shares of Common Stock Held in Treasury

On November 24, 2020, LFTD Partners purchased 36,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $0.95 per share for a total of $34,200. These shares were held in treasury until August 31, 2021, which is when the Company retired them. The retirement of these shares was accounted for under the cost method of accounting.

On January 8, 2021, LFTD Partners Inc. purchased 36,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $0.95 per share for a total of $34,200. These shares were held in treasury until August 31, 2021, which is when the Company retired them. The retirement of these shares was accounted for under the cost method of accounting.

Exercise of Warrants by Gerard M. Jacobs

On August 30, 2021, CEO Gerard M. Jacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. Gerard M. Jacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. Gerard M. Jacobs also demanded immediate payment of $8,439 of the bonuses which are currently due and payable by the Company to Gerard M. Jacobs, and Gerard M. Jacobs hereby allocated and applied such $8,439 to pay for the aggregate cost of purchasing and exercising the above warrants.

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

Exercise of Option by a Non-Affiliated Shareholder

On December 7, 2021, a non-affiliated shareholder of the Company exercised a warrant to purchase 25,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which he paid.

NOTE 11 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

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

Landlord is an entity owned directly or indirectly by NWarrender, the Company’s Vice Chairman and COO, the CEO of Lifted, and the largest stockholder of the Company as the beneficial owner of 3,900,455 shares of common stock of the Company. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender is able to benefit through his ownership of Landlord by Landlord’s receiving rent and eventually selling the Premises to Lifted.

Lifted constructed improvements to the Premises including a clean room, and gradually moved into the Premises over the course of the first quarter of 2021.

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

Under the terms of the Omnibus Agreement, Lifted is obligated to purchase the Premises from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000. As a result, as of December 31, 2021, the Company modified its methodology for accounting of this finance lease (the "Modification Date"), such that the only liability recognized as of December 31, 2021 was a current (within one year) liability, and there was no long-term liability recognized. An immaterial loss on lease modification of $1,446 was also recognized as of the Modification Date. The Finance Lease Right-of-Use Asset value was reduced to reflect the fixed purchase price agreed to under the Omnibus Agreement.

The Finance Lease Right-of-Use Asset will be amortized over its useful life (39 years) on a prospective basis from the Modification Date. That is, the Finance Lease Right-of-Use Asset was previously amortized over the lease term, but given mandatory purchase by December 31, 2022, the Finance Lease Right-of-Use Asset will be amortized over 39 years starting on the Modification Date.

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin

On September 23, 2021, Lifted entered into a Lease Agreement (the “58th Lease”) with TI Investors of Kenosha LLC, (“TI”) for office and warehouse space (the “58th Suite 850”) located at 8920 58th Place, Suite 850, Kenosha, WI 53144. The 58th Suite 850 serve as sales offices and finished goods storage for Lifted.

The term of the 58th Lease commenced on October 1, 2021. The initial term of the Lease will extend approximately three year, unless earlier terminated in accordance with the terms and conditions of the 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the 58th Lease for an additional term.

Under the terms of the 58th Lease, Lifted will lease the approximately 5,000 square feet of the 58th Suite 850 and pay a base square foot charge of $5.75 per square foot per annum, with a 3% increase in rent each year during the term. Lifted will also be responsible for paying its proportionate share of real estate taxes and other operating costs. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
10/01/2021 – 09/30/2022	$2,395.84
10/01/2022 – 09/30/2023	$2,467.72
10/01/2023 – 09/30/2024	$2,541.75

Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin

On November 17, 2021, Lifted entered into a Lease Agreement (the “Second 58th Lease”) with TI for office and warehouse space (the 58th Suites 600 & 700”) located at 8910 58th Place, Suites 600 & 700, Kenosha, WI 53144. The 58th Suites 600 & 700 are used for raw goods storage.

The term of the Second 58th Lease commenced on January 1, 2022. The initial term of the Second 58th Lease will extend approximately five years, unless extended or earlier terminated in accordance with the Second 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Second 58th Lease for an additional term.

Under the terms of the Second 58th Lease, Lifted will lease the approximately 8,000 square feet of the 58th Suites 600 and 700 and pay a base square foot charge of $6.00 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
01/01/2022 – 12/31/2022	$4,000.00
01/01/2023 – 12/31/2023	$4,120.00
01/01/2024 – 12/31/2024	$4,243.60
01/01/2025 – 12/31/2025	$4,370.91
01/01/2026 – 12/31/2026	$4,502.34

Lifted will also be responsible for paying its proportionate share of real estate taxes and other operating costs.

Lease of Space in Zion, Illinois

From June 1, 2018 through June 1, 2021, Lifted rented 3,300 square feet of space located in Zion, Illinois, for manufacturing, warehousing and office space. From June 1, 2021 through November 2021, Lifted leased such space on a month-to-month basis. From May 2020 until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefor.

Third Party Facilities

From time to time, the Company maintains inventory at third party copacker facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	December 31, 2021
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $6,807 in 2021 and $35,650 in 2020	Non-Current Assets	$76,412

Liability	Balance Sheet Line	December 31, 2021
Operating Lease Liabilities	Current Liabilities	$26,047
	Non-Current Liabilities	$50,583

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	December 31, 2021
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $252,876 in 2021 and $0 in 2020	Non-Current Assets	$1,227,532

Liability	Balance Sheet Line	December 31, 2021
Finance Lease Liabilities	Current Liabilities	$1,262,260

Lease Costs

The table below summarizes the components of lease costs for the following periods:

Lease Cost:	Three Months Ended Dec. 31, 2021	Year Ended Dec. 31, 2021	Year Ended Dec. 31, 2020
Finance lease expense:
Amortization of Right-of-Use Assets	$12,337	$49,347	$-
Interest on lease liabilities	13,152	52,825	-
Operating lease expense	7,405	15,405	19,200
Total	$32,894	$117,577	$19,200

As described in Note 1, a portion of monthly overhead costs such as lease expense are allocated to finished goods.

Maturity Analysis as of December 31, 2021

Maturity Analysis as of December 31, 2021	Finance	Operating
2022	$1,274,172	$28,966
2023	-	29,835
2024	-	22,876
2025	-	-
2026	-	-
Thereafter	-	-
Total	1,274,172	81,676
Less: Present value discount	(11,912)	(5,047)
Lease liability	$1,262,260	$76,630

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

Potential Issuance of Warrants to Purchase Shares of Common Stock of the Company

The Compensation Committee of the Company’s Board of Directors may, from time to time, recommend that certain warrants to purchase shares of common stock of the Company should be issued to new or current members of the Company’s Board of Directors, to officers and employees of the Company and its subsidiaries, or to members of any advisory board or consultants to the Company.

Amounts Payable to Gerard M. Jacobs and William C. Jacobs

Please refer to the section “Impact of the Merger on Gerard M. Jacobs’ and William C. “Jake” Jacobs’ Compensation Agreement” under “ITEM 1. BUSINESS” and “Amounts Owed to Gerard M. Jacobs” and “Amounts Owed to William C. “Jake” Jacobs” under “NOTE 8 – RELATED PARTY TRANSACTIONS” for more information.

Amount Payable to Warrender Enterprise Inc.

Please refer to the section “Amount Owed to Warrender Enterprise Inc.” under “NOTE 8 – RELATED PARTY TRANSACTIONS” for more information.

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

As mentioned in NOTE 8 – RELATED PARTY TRANSACTIONS, during the year ended December 31, 2021, $69,177 in gross compensation was paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother and also a salesman for Lifted. No compensation was paid to Robert T. Warrender III during the year ended December 31, 2020.

As mentioned in NOTE 8 – RELATED PARTY TRANSACTIONS, during the twelve months ended December 31, 2020, $172 in commissions were paid to Vincent J. Mesolella, LFTD Partners’ lead outside director. During the year ended December 31, 2021, there were no commissions paid to Mr. Mesolella.

Bonus to Lifted’s Chief Strategy Officer

Lifted’s Chief Strategy Officer hired on July 1, 2021 has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. This employee’s two-year agreement with Lifted entitles such Chief Strategy Officer to be paid an annual salary of 180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. At December 31, 2021, the bonus payable to the Chief Strategy Officer totaled $339,510.

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

Lifted currently is involved in one pending lawsuit, as the plaintiff:

(1) Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe – The Company has filed an action in a case styled “Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow. The Company is also requesting approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The matter is in the discovery phase and the Company intends to continue pursuing the action and recover its damages.

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

On February 1, 2022, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit:

(1) Lifted Liquids, Inc. v. Monkey Bones Distribution LLC (United States Circuit Court for Kenosha County of the State of Wisconsin; Civil Case No. 2021 CV 001196).

Preparing a Complaint

Lifted is in the process of preparing a complaint against a distributor for the non-payment of certain product.

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

NOTE 13 – COMPANY-WIDE MANAGEMENT BONUS POOL

Pursuant to the employment agreements entered into between the Company and its three principal executives Gerard M. Jacobs, William C. “Jake” Jacobs, and Nicholas S. Warrender (individually, “Executive”), the Company is obligated to compensate management of the Company via a management bonus pool.

For each fiscal year during the Employment Term, the Executive shall be eligible to be considered for an annual bonus (the “Annual Bonus”) as part of a Company-wide management bonus pool arrangement. During the fourth quarter of each year, the Chairman of the Compensation Committee of the Board (the “Compensation Committee”) shall recommend in writing a consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) target (each, a “Target”) for the following year (the “Target Year”), which Target must be approved in writing by each of the following for as long as he remains employed by the Company: Gerard M. Jacobs, William C. Jacobs, and Nicholas S. Warrender (collectively, and with respect to each for only as long as he is an employee of the Company, the “Executive Management Group”). If the Chairman of the Compensation Committee does not recommend in writing a Target for a Target Year that is approved in writing by all of the members of the Executive Management Group prior to the commencement of the Target Year, then the Target for the Target Year shall be equal to the actual consolidated EBITDA of the Company and its subsidiaries during the then-current year (i.e., the year preceding the Target Year) as certified in writing by the Company’s outside firm of independent certified public accountants. If the actual consolidated EBITDA of the Company and its subsidiaries during the Target Year as certified in writing by the Company’s outside firm of independent certified public accountants exceeds the Target (the amount by which the actual consolidated EBITDA of the Company and its subsidiaries during the Target Year as certified in writing by the Company’s outside firm of independent certified public accountants exceeds the Target, the “Excess Amount”), then cash equal to 33% of the Excess Amount shall be set aside by the Company as a cash management bonus pool (the “Bonus Pool”), and the amount of the Bonus Pool shall be allocated and paid out by the Company as bonuses or fees to the officers of the Company and its subsidiaries (and potentially, to directors or third parties who have significantly helped the Company and its subsidiaries during the Target Year), with the amount to be paid to each payee, including the amount of any Annual Bonus to be paid to the Executive, to be determined by unanimous written agreement of the Executive Management Group, in their sole discretion. The Executive expressly agrees and acknowledges that the amount of the Annual Bonus (if any) allocated and paid to the Executive as so determined by unanimous written agreement of the Executive Management Group shall be final, non-appealable, and binding upon the Executive, regardless of whether the Executive receives any Annual Bonus, and regardless of whether any Annual Bonus received by the Executive is higher or lower than any other person’s bonus, under any and all circumstances whatsoever. The Company shall pay the Executive the Annual Bonus, if any, no later than March 15th of the year following the applicable Target Year.) In the event that there is funding for the Bonus Pool but the Executive Management Group does not reach a unanimous decision on Bonus allocations, then no annual bonus shall be paid. The Annual Bonus Pool would then be placed in escrow and the Executive Management Group would mediate.

The company-wide Bonus Pool for 2021 shall be $1,559,334 (the “Modified 2021 Bonus Pool Amount”), which is the aggregate amount that has already been accrued for in LIFD’s financial statements covering the period from January 1, 2021 through September 30, 2021.

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share.

NOTE 14 – INCOME TAXES

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Years Ended
	December 31,
	2021	2020
Current
Domestic-Federal	$1,080,572	$-
Domestic-State	618,341	-
Foreign	-	-
	1,698,913	-
Deferred
Domestic-Federal	(257,461)	-
Domestic-State	(74,090)	-
Foreign	-	-
	(331,551)	-
Total Provision (Benefit) for Income Taxes	$1,367,362	$-

The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2016 through 2021. A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision (benefit) for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2021	2020

Domestic-Federal	$1,505,142	$(306,805)
State tax benefit, net of federal benefit	433,140	-
Non-deductible expenses	7,529	1,578
Revision of prior years’ deferred tax assets	(20,979)	(38,556)
Change in estimated future income tax rates	(609,673)	-
Change in valuation allowance	52,203	343,783
Total Provision (Benefit) for Income Taxes	$1,367,362	$-

During the year ended December 31, 2021, net deferred tax assets increased by $609,673 due to the inclusion of state income taxes in the effective income tax rate used to measure deferred tax assets and liabilities.

Deferred tax assets and liabilities as of December 31, 2021 and December 31, 2020 were as follows:

	December 31,
	2021	2020
Deferred Tax Assets:
Stock-based compensation	$2,714,410	$2,109,604
Operating loss carry forwards	-	527,061
Accrued Related Party Expenses	259,463	-
Impairment of SmplyLifted Note and Other Receivables	105,124	-
Allowance for Doubtful Accounts	64,661	25,542
Other	8,725	-
Less: Valuation allowance	(2,714,410)	(2,662,207)
Total Deferred Tax Assets	437,973	-

Deferred Tax Liabilities:
Depreciation & Amortization	(105,143)	-
Other	(1,279)	-
Total Deferred Tax Liabilities	(106,422)	-

Net Deferred Tax Assets	$331,551	$-

NOTE 15 – SUBSEQUENT EVENTS

$2,750,000 Promissory Note

On December 30, 2021, the Company repaid all principal and interest due under the $3.75M Promissory Note dated February 24, 2020 payable by the Company to NWarrender that was a portion of the Merger Consideration paid by the Company to NWarrender under the Merger Agreement. Pursuant to the terms of the $3.75M Promissory Note, the unpaid balance of the note accrued interest at the rate of 2% per annum.

NWarrender kept $1,000,000 of the repayment of the $3.75M Promissory Note, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 to LIFD and Lifted (collectively “Payors”) at the rate of 2.5% (the “$2,750,000 Promissory Note”). The $2,750,000 Promissory Note payable jointly by the Company and Lifted to NWarrender is secured by a perfected first lien security interest (the “Security Interest”) that encumbers all of the assets of the Company and Lifted. The Company is obligated to pay off the principal of the $2,750,000 Promissory Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

If the Company is able to raise additional capital via borrowing or the sale of equity securities of the Company the Company will be obligated to prepay all remaining principal and all accrued interest on the $2,750,000 Promissory Note to NWarrender within two business days following the closing of any debt or equity capital raise by Payors following the date of the $2,750,000 Promissory Note in the amount of $8,000,000 or more.

Payment of Deferred Compensation pursuant to the Amended Compensation Agreement

The Compensation Agreement contemplated an aggregate of $350,000 being paid by LIFD to Gerard M. Jacobs and William C. Jacobs upon the closing of LIFD’s acquisition of Lifted and an aggregate of $350,000 being paid by LIFD to Gerard M. Jacobs and William C. Jacobs upon December 1, 2020, but such payments were not timely made, and pursuant to the Amendment No. 1 such aggregate of $700,000 of compensation was deferred and made due and payable by LIFD to Gerard M. Jacobs and William C. Jacobs together with interest accrued at the rate of 2% annually commencing January 1, 2021, upon demand by Gerard M. Jacobs and William C. Jacobs, and to date only $58,439 of such deferred compensation has been paid to date to Gerard M. Jacobs (the remaining unpaid deferred compensation together with accrued interest is hereby referred to as the “Deferred Compensation”). Pursuant to the Omnibus Agreement, the Deferred Compensation was paid by LIFD to Gerard M. Jacobs and William C. Jacobs on January 6, 2022 and January 10, 2022, respectively.

Payment of $300,000 Bonus to William C. Jacobs

Pursuant to the Omnibus Agreement and simultaneously with such payment of the Deferred Compensation as set out above, LIFD paid William C. Jacobs a bonus of $300,000 on January 10, 2022.

Lifted’s Hiring of Robert T. Warrender II

In January 2022, Lifted hired Robert T. Warrender II, NWarrender’s father, as an employee.

Settlement

On February 1, 2022, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit:

(1) Lifted Liquids, Inc. v. Monkey Bones Distribution LLC (United States Circuit Court for Kenosha County of the State of Wisconsin; Civil Case No. 2021 CV 001196).

Preparing a Complaint

Lifted is in the process of preparing a complaint against a distributor for the non-payment of certain product.

SmplyLifted LLC

Prior to February 9, 2022, Lifted Made had a 50% membership interest in SmplyLifted LLC, which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com). On February 9, 2022, Lifted Made signed an Agreement to sell its 50% membership interest in SmplyLifted LLC to Corner Vapory LLC, an affiliate of NWarrender, CEO of Lifted, for $1, plus ninety-nine percent (99%) of any and all payments and other consideration received or owed to Corner Vapory LLC in regard to SmplyLifted’s existing inventory of FR3SH brand tobacco-free nicotine pouches. Lifted has the option to re-purchase the 50% membership interest in SmplyLifted LLC from Corner Vapory LLC for $1,000 in cash at any time on or before December 31, 2032.

Entry into a Material Definitive Agreement

On February 14, 2022, Nicholas S. Warrender, our Vice Chairman and COO, Gerard M. Jacobs, our Chief Executive Officer, William C. Jacobs, our Chief Financial Officer (together the “Parties”) and LFTD Partners, entered into an agreement (the “Amended Omnibus Agreement”) that amends in part the Agreement dated as of December 30, 2021 entered into by and among LFTD Partners Inc., the Parties, Lifted Liquids, Inc. d/b/a Lifted Made and 95th Holdings, LLC (the “Omnibus Agreement”). The Amended Omnibus Agreement (1) terminates the right for the Parties to receive bonus compensation in regard to 2021 that is in excess of the Modified 2021 Bonus Pool Amount of $1,556,055 set out in the Omnibus Agreement; (2) places a cap on the 2022 company-wide bonus pool such that the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share; and (3) the $500,000 of additional bonus set out in the Omnibus Agreement, is now allocated and defined as a retention bonus of $166,666,66 to each of NWarrender, GJacobs and WJacobs to be paid at the end of 2022 so long as each respective executive has not earlier resigned from LFTD Partners.

In the negotiation and execution of the Omnibus Agreement and the Amended Omnibus Agreement, LFTD Partners has been represented by the Compensation Committee of the board of directors of LFTD Partners, which consists of LFTD’s four independent board members (the “Compensation Committee”). The Compensation Committee has indicated to management that it believes that the terms and conditions of the Omnibus Agreement and the Amended Omnibus Agreement are in the best interests of LFTD Partners.

Exercise of Warrant by a Non-Affiliated Entity

On February 19, 2022, an entity non-affiliated with the Company exercised an option to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $1.00 per share, which the entity paid.

Stock Buy-back Transactions with a Non-Affiliate Stockholder

On March 1, 2022, LFTD Partners signed an agreement to purchase a total of 100,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $1.50 per share for a total purchase price of $150,000. $37,500 of the total purchase price was paid on March 8, 2022, and on that date all 100,000 shares were transferred to the Company and immediately cancelled. The remaining amount owed under the common stock purchase agreement ($112,500) will be paid to the seller according to the following payment schedule:

March 16, 2022	$37,500
March 30, 2022	$37,500
April 13, 2022	$37,500
Total	$112,500

