Form 10-Q
period 2022-03-31
LFTD PARTNERS INC.
filed 2022-05-12
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52102

LFTD PARTNERS INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0479286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14155 Pine Island Drive, Jacksonville, FL 32224

(Address of principal executive offices)

(847) 915-2446

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 of the Act:

Common Stock, $0.001 par value	LIFD	None
Title of each class	Trading symbol(s)	Name of exchange on which registered

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 3, 2022, there were 14,077,578 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022 (Unaudited)	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$4,584,131	$1,602,731
Dividend Receivable from Bendistillery, Inc.	-	2,495
Prepaid Expenses	3,139,441	4,262,237
Accounts Receivable, net of allowance of $487,101 in 2022 and $239,101 in 2021	3,888,615	3,461,499
Inventory	5,920,475	3,809,944
Other Current Assets	11,911	13,790
Total Current Assets	17,544,574	13,152,696
Goodwill	22,292,767	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	36,096	331,551
Fixed Assets, less accumulated depreciation of $106,067 in 2022 and $77,967 in 2021	459,351	433,213
Intangible Assets, less accumulated amortization of $3,405 in 2022 and $3,058 in 2021	1,040	1,386
Security and State Licensing Deposits	13,300	6,900
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $265,213 in 2022 and $252,876 in 2021	1,215,195	1,227,532
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $24,220 in 2022 and $6,807 in 2021	283,262	76,412
Total Assets	$43,741,785	$39,418,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Finance Lease Liability	$1,257,197	$1,262,260
Operating Lease Liability	64,674	26,047
Deferred Revenue	879,706	2,174,393
Note Payable to Related Party Nicholas S. Warrender	916,666	-
Income Tax Payable	2,104,417	1,242,974
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	-	500,000
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	-	441,562
Management Bonuses Payable - Related Party	-	941,562
Company-Wide Management Bonus Pool	969,370	1,556,055
Accounts Payable and Accrued Expenses	5,162,757	4,671,382
Accounts Payable - Related Party	-	4,607
Interest Payable - Related Party
Interest - Payable to William C. Jacobs	-	4,000
Interest - Payable to Gerard M. Jacobs	-	9,269
Interest - Payable to Nicholas S. Warrender	16,575	-
Interest Payable - Related Party	16,575	13,269
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	13,179	11,926
Series B Convertible Preferred Stock Dividends Payable	3,275	1,796
Preferred Stock Dividends Payable	16,455	13,722
Total Current Liabilities	$11,387,817	$11,906,270
Non-Current Liabilities
Paycheck Protection Program Loan	-	-
Operating Lease Liability	219,766	50,583
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	1,833,334	-
Total Non-Current Liabilities	$2,053,100	$50,583
Total Liabilities	$13,440,917	$11,956,853
Commitments and Contingencies	-	-
Shareholders’ Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 5,750 shares of Series A Convertible Preferred Stock shares were issued and outstanding at March 31, 2022, and 5,750 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2021; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at March 31, 2022, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2021

	46	46
Common Stock, $0.001 par value; 100,000,000 shares authorized; 13,977,578 shares issued and outstanding at March 31, 2022, and 14,027,578 shares issued and outstanding at December 31, 2021	13,978	14,028
Additional Paid-in Capital	38,762,383	38,862,333
Accumulated Deficit	(8,475,539)	(11,414,602)
Total Shareholders’ Equity	30,300,868	27,461,804
Total Liabilities and Shareholders’ Equity	$43,741,785	$39,418,657

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Net Sales	$18,088,877	$3,353,270
Cost of Goods Sold	10,103,893	1,707,523
Gross Profit	7,984,984	1,645,747
Operating Expenses:
Payroll, Consulting and Independent Contractor Expenses	1,854,151	307,524
Accrual for Company-Wide Management Bonus Pool	969,370	342,947
Professional Fees	117,226	93,033
Bank Charges and Merchant Fees	133,036	66,570
Advertising and Marketing	105,601	52,027
Bad Debt Expense	248,000	977
Depreciation and Amortization	2,703	41,783
Other Operating Expenses	382,462	80,393
Total Operating Expenses	3,812,549	985,254
Income From Operations	4,172,436	660,493
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	-	(7,211)
Income from SmplyLifted for WCJ Labor	-	1,072
Interest Expense	(31,731)	(36,347)
Warehouse Buildout Credits	-	600
Penalties	(1,952)	(450)
Gain on Forgiveness of Debt	5,026	-
Interest Income	491	202
Total Other Income/(Expenses)	(28,165)	(42,134)
Income Before Provision for Income Taxes	4,144,270	618,359
Provision for Income Taxes	(1,199,478)	-
Net Income Attributable to LFTD Partners Inc. common stockholders	$2,944,793	$618,359

Basic Net Income per Common Share	$0.21	$0.08
Diluted Net Income per Common Share	$0.18	$0.04

Weighted average number of common shares outstanding:
Basic	14,017,578	7,456,925
Diluted	15,924,776	16,084,794

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

							Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	166,150	$166	6,485,236	$6,485	36,000	$(34,200)	$38,787,444	$(17,141,175)	$21,618,720
Series A Preferred Stock dividend payable								$(24,855)	$(24,855)
Series B Preferred Stock dividend payable								$(3,316)	$(3,316)
LIFD’s January 8, 2021 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	$(34,200)			$(34,200)
Conversions of Series A Convertible Preferred Stock to Common Stock	(32,900)	$(33)	3,290,000	3,290			(3,257)		-
Conversions of Series B Convertible Preferred Stock to Common Stock	(60,000)	$(60)	60,000	60					$-
Net Income								$618,359	$618,359
Balance, March 31, 2021	73,250	$73	9,835,236	$9,835	72,000	$(68,400)	$38,784,187	$(16,550,988)	$22,174,708

Balance, December 31, 2021	45,750	$46	14,027,576	14,028	-	$-	$38,862,333	$(11,414,602)	$27,461,804
Series A Preferred Stock dividend payable								(4,253)	(4,253)
Series B Preferred Stock dividend payable								(1,476)	(1,476)
Issuance of Common Stock			50,000	50			49,950		50,000
Repurchase and cancellation of Common Stock			(100,000)	(100)			(149,900)		(150,000)
Net Income								2,944,793	2,944,793
Balance, March 31, 2022	45,750	$46	13,977,576	13,978	-	$-	$38,762,383	$(8,475,539)	$30,300,868

Please see the accompanying notes to the consolidated financial statements for more information

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net Income	$2,944,793	$618,359
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Lifted Made’s Portion of SmplyLifted’s Net Loss	-	7,211
Bad Debt Expense	248,000	977
Depreciation and Amortization	28,446	41,783
Gain on Forgiveness of Debt	(5,026)	-
Spoiled and Written Off Inventory	561,417	38,651
Deferred Income Taxes	295,455	-
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(675,116)	(351,972)
Prepaid Expenses	1,122,795	38,538
Dividend Receivable from Bendistillery, Inc.	2,495	2,495
Income Tax Receivable	-	2,715
Income Tax Payable	861,444	-
Management Bonuses Payable	(941,562)	-
Company-wide Management Bonus Pool	(586,684)	-
Inventory	(2,671,948)	(503,838)
Other Current Assets	(4,518)	(3,091)
Trade Accounts Payable and Accrued Expenses	496,401	562,610
Accounts Payable and Interest Payable to Related Parties	(1,301)	31,663
Change in ROU Asset	12,337	-
Change in Finance & Operating Lease Liabilities	1,551	4,438
Deferred Revenue	(1,294,687)	278,355
Net Cash Provided by (Used in) Operating Activities	394,292	768,894
Cash Flows From Investing Activities
Reduction of CBD Lion Note Receivable	-	15,318
Net Purchase of Fixed Assets	(54,238)	(151,304)
Loans to SmplyLifted LLC	-	(93,750)
Net Cash Used in Investing Activities	(54,238)	(229,736)
Cash Flows From Financing Activities
Issuance of Common Stock	50,000	-
Payments of Dividends to Series A Convertible Preferred Stockholders	(3,000)	(99,725)
Payments of Dividends to Series B Convertible Preferred Stockholders	-	(5,844)
Financing Cost - Proceeds from Borrowing Under Notes Payable to Related Party - Nick Warrender	2,750,000	-
Purchase of Shares of Common Stock	(150,000)	(34,200)
Repayment of Finance Lease Liability	(5,655)	(8,378)
Net Cash Provided By (Used In) Financing Activities	2,641,345	(148,147)
Net Increase/(Decrease) in Cash	2,981,399	391,011
Cash and Cash Equivalents at Beginning of Period	1,602,731	439,080
Cash and Cash Equivalents at End of Period	$4,584,131	$830,091

	For the Three Months Ended
	March 31,
	2022	2021
Supplemental Cash Flow Information
Cash Paid For Interest	$28,424	$-
Cash Paid For Income Taxes	$-	$-

Non-Cash Activities:
Right-of-Use assets acquired from inception of Finance Leases	$-	$1,480,408
Right-of-Use assets acquired from inception of Operating Leases	$224,264
Conversion of Series A and Series B Preferred Stock to Common Stock	$-	$3,257

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD Partners Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.

Description of the Business of LFTD Partners Inc. – LFTD Partners Inc. (hereinafter sometimes referred to as “LFTD Partners”, the “Company”, “LIFD”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQB Venture Market under the trading symbol LIFD.

On May 18, 2021, the Company amended its articles of incorporation with the State of Nevada to change its name to LFTD Partners Inc. from Acquired Sales Corp. In connection with the name change to LFTD Partners Inc., the Company filed a required notification with the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization that is involved with the coordination of the clearing, settling and processing of transactions in equity securities, including our common stock. The Company’s name change notification to FINRA included a request for a new stock trading symbol, LSFP, from AQSP, which was granted. On March 15, 2022, the Company changed its stock trading symbol to LIFD.

After acquiring, operating and then selling businesses involved in the defense sector, our business is currently involved in developing, manufacturing and selling a wide variety of branded products containing hemp-derived cannabinoids (e.g. delta-8-THC, delta-9-THC, delta-10-THC, THCV, HHC, HHCO, THCO, CBDA, CBC, CBG, CBN, and CBD), and non-hemp-derived psychedelic products. We are interested in acquiring rapidly growing, profitable companies that are also involved in manufacturing and selling branded products containing hemp-derived cannabinoids, and in acquiring companies that manufacture and sell branded products containing kratom, kava and non-hemp-derived psychedelic products (a “Canna-Infused Products Company”).

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The consolidated financial statements of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes that appear in the annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Consolidated Statements of Operations, certain expenses are consolidated into the Other Operating Expenses category.

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

Cash and Cash Equivalents – Cash and cash equivalents as of March 31, 2022 and December 31, 2021 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded (the “Allowance for Doubtful Accounts”), which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. As of December 31, 2021, the Company implemented a new policy regarding allowances for doubtful accounts, which is that all accounts receivable older than 90 days at quarter end are accrued for in allowances for doubtful accounts. Allowances for doubtful accounts of $487,101 and $239,101 were recorded at March 31, 2022 and December 31, 2021, respectively.

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

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Raw Goods	$4,364,744	$2,927,727
Finished Goods	$1,555,731	$882,217
Total Inventory	$5,920,475	$3,809,944

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At March 31, 2022, $88,599 of overhead costs were allocated to finished goods. In comparison, During the quarter ended March 31, 2021, $16,472 of overhead costs were allocated to finished goods.

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

During the quarter ended March 31, 2022, $561,417 of obsolete and spoiled inventory was written off. In comparison, during the quarter ended March 31, 2021, $38,561 of obsolete and spoiled inventory was written off.

The process of determining obsolete inventory during the quarter involved:

1)	Identifying raw goods that would no longer be used in the manufacture of finished goods;
2)	Identifying finished goods that would no longer be sold or that are slow moving; and
3)	Valuing and expensing raw and finished goods that would no longer be sold.

Fixed Assets– Fixed assets are recorded and stated at cost. Fixed assets that cost less than $2,500 are expensed, and fixed assets that cost $2,500 or more are capitalized. Depreciation of machinery and equipment, furniture and fixtures, leasehold improvements, and computer equipment, is based on the asset’s estimated useful life and is calculated using the straight-line method. Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income.

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

Revenue – The Company recognizes revenue in accordance with Accounting Standards Codification 606.

The majority of the Company’s sales are of branded products goods to distributors, wholesalers, and end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. The majority of the Company’s sales are to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. Distributors primarily sell Lifted’s products to vape and smoke shops, stores specializing in cannabinoid-infused products, convenience stores, health food stores, and other outlets.

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

Disaggregation of Revenue

During the quarter ended March 31, 2022, approximately 99.9% of the Company’s sales occurred inside of the United States of America. During the quarter ended March 31, 2021, all of the Company’s sales occurred inside of the United States of America.

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

Shown below is a table showing the approximate disaggregation of historical revenue:

Type of Sale	For the three months ended March 31, 2021	% of Net Sales for the three months ended March 31, 2021	For the three months ended March 31, 2022	% of Net Sales During the three months ended March 31, 2022
Net sales of raw materials to customers	$10,696	0%	$5,382	0%
Net sales of products to private label clients	$758,140	23%	$84,142	0%
Net sales of products to wholesalers	$612,041	18%	$2,475,208	14%
Net sales of products to distributors	$1,728,794	52%	$13,389,283	74%
Net sales of products to end consumers	$243,598	7%	$2,134,863	12%
Net Sales	$3,353,270	100%	$18,088,877	100%

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

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Contract Assets (invoiced but unfulfilled performance obligations)	$779,706	$1,650,258

Deposits from customers for unfulfilled orders	$100,000	$524,135

Total Deferred Revenue	$879,706	$2,174,393

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Finished goods that are sold account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. $561,417 and $38,651 of cost of goods sold relates to spoiled and obsolete inventory written off during the quarters ended March 31, 2022 and March 31, 2021, respectively.

Operating Expenses – Operating expenses include payroll, consulting and independent contractor expenses, the accrual for the company-wide management bonus pool, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, and depreciation and amortization. Total operating expenses increased to $3,812,549 for the quarter ended March 31, 2022, up from $985,254 during the quarter ended March 31, 2021.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the quarters ended March 31, 2022 and March 31, 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Net Income/(Loss)	$2,944,793	$618,359

Weighted average number of common shares outstanding:
Basic	14,017,578	7,456,925
Diluted	15,924,776	16,084,794

Basic Net Income (Loss) per Common Share	$0.21	$0.08
Diluted Net Income (Loss) per Common Share	$0.18	$0.04

As of March 31, 2022, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1 per share, (d) rights to purchase warrants to purchase 1,350,000 shares of common stock at $1.85 per share, and (e) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

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

At March 31, 2022, the Company had Series A Preferred Stock outstanding convertible into 575,000 shares of common stock; these are included in the diluted earnings calculation. At March 31, 2022, the Company had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5/share) was higher than the stock closing price at March 31, 2022 ($3.90/share).

In comparison, as of March 31, 2021, in addition to our outstanding common stock, there were outstanding (a) options to purchase 1,151,698 shares of common stock at $2.00 per share, (b) warrants to purchase 403,921 shares of common stock at $1 per share, (c) warrants to purchase 6,000 shares of common stock at $5 per share, (d) rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share, (e) financing warrants to purchase 31,250 shares of common stock at $0.03 per share, and (f) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share outstanding at March 31, 2021: of these, rights to purchase warrants to purchase 1.25 million shares of our common stock are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share outstanding at March 31, 2021: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

Also outstanding at March 31, 2021, the Company had Series A Preferred Stock outstanding convertible into 3,325,000 shares of common stock; these are included in the diluted earnings calculation. At March 31, 2021, the Company also had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are also included in the diluted earnings calculation.

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

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the quarter ended March 31, 2022, the Company incurred $105,601 in advertising and marketing expenses, which primarily related to trade shows, marketing, and promotional products. During the quarter ended March 31, 2021, the Company incurred $52,027 in advertising and marketing expenses, which were primarily public relations, search engine optimization and trade show expenses.

Compensated Absences – During the year ended December 31, 2021, paid time off (“PTO”) was provided to employees who obtained approval for it from Nicholas S. Warrender, CEO of Lifted. Any approved PTO was granted at Mr. Warrender’s discretion, and mandatory PTO was zero days, thus no accrual was necessary at March 31, 2021. Effective January 1, 2022, certain PTO policies have been adopted by Lifted, and a PTO accrual of $16,541 was recognized at March 31, 2022.

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements.

Reclassifications – Some items from the prior period have been reclassified within the financial statements to conform with the current presentation.

NOTE 3 – SELECTED QUARTERLY FINANCIAL INFORMATION

LFTD PARTNERS INC. (FORMERLY KNOWN AS ACQUIRED SALES CORP.) AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended December 31, 2021	For the Three Months Ended September 30, 2021	For the Three Months Ended June 30, 2021	For the Three Months Ended March 31, 2021	For the Three Months Ended December 31, 2020	For the Three Months Ended September 30, 2020
Net Sales	$18,088,877	$12,787,566	$8,820,952	$6,695,144	$3,353,270	$2,196,518	$1,509,437
Cost of Goods Sold	10,103,893	6,252,549	4,720,057	3,035,630	1,707,523	1,312,946	878,327
Gross Profit	7,984,984	6,535,017	4,100,895	3,659,515	1,645,747	883,572	631,110
Operating Expenses:
Payroll, Consulting and Independent Contractor Expenses	1,854,151	1,719,305	803,796	791,000	307,524	211,851	275,149
Accrual for Company-Wide Management Bonus Pool	969,370	-	400,000	816,388	342,947	-	-
Management Bonuses	-	650,000	-	-	-	-	-
Professional Fees	117,226	133,300	139,526	133,892	93,033	80,810	50,235
Bank Charges and Merchant Fees	133,036	103,647	104,485	118,055	66,570	27,824	14,702
Advertising and Marketing	105,601	100,446	86,438	98,133	52,027	22,384	26,670
Bad Debt Expense	248,000	299,000	61,449	19,196	977	2,915	94,251
Depreciation and Amortization	2,703	5,805	16,344	26,215	41,783	5,245	5,092
Other Operating Expenses	382,462	278,024	170,820	99,773	80,394	56,902	51,289
Total Operating Expenses	3,812,549	3,289,526	1,782,858	2,102,652	985,254	407,931	517,388
Income From Operations	4,172,436	3,245,491	2,318,037	1,556,863	660,493	475,641	113,722
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	-	(100,172)	(44,858)	(43,330)	(7,211)	(4,429)	-
Impairment of Investment in SimplyLifted	-	(388,727)	-	-	-	-	-
Income from SmplyLifted for WCJ Labor	-	144	313	769	1,072	-	-
Loss on Lease Modification	-	(1,445)	-	-	-	-	-
Interest Expense	(31,731)	(35,314)	(35,368)	(35,398)	(36,347)	(19,281)	(19,281)
Dividend Income	-	2,495	-	-	-	2,495	-
Warehouse Buildout Credits	-	-	-	600	600	600	600
Penalties	(1,952)	(5,434)	(2,162)	-	(450)	-	-
Gain on Forgiveness of Debt	5,026	521	-	151,147	-	81,272	-
Settlement Income/Gain on Settlement	-	-	-	-	-	12,500	-
Gain(Loss) on Disposal of Fixed Assets	-	-	-	(4,750)	-	-	-
Loss on Deposits	-	(1,600)	-	(30,000)	-	-	-
Interest Income	491	694	217	253	202	733	782
Total Other Income/(Expenses)	(28,165)	(528,837)	(81,859)	39,292	42,134)	73,890	(17,899)
Income Before Provision for Income Taxes	4,144,270	2,716,654	2,236,178	1,596,154	618,359	549,531	95,823
Provision for Income Taxes	(1,199,478)	(1,367,362)	-	-	-	-	-
Net Income Attributable to LFTD Partners Inc. common stockholders	$2,944,793	$1,349,292	$2,236,178	$1,596,154	$618,359	$549,531	$95,823

Earnings Per Common Share Attributable to LFTD Partners Inc. common shareholders:
Basic	$0.21	$0.10	$0.17	$0.14	$0.08	$0.06	$0.01
Diluted	$0.18	$0.08	$0.14	$0.11	$0.04	$0.02	$0.01

Weighted average number of common shares outstanding
Basic	14,017,578	14,005,567	13,015,717	11,042,657	7,456,925	6,463,301	6,460,236
Diluted	15,924,776	15,962,765	16,257,915	14,381,105	16,084,794	16,040,170	6,460,236

NOTE 4 – RECEIPT OF LOANS UNDER THE ECONOMIC INJURY DISASTER LOAN PROGRAM AND THE PAYCHECK PROTECTION PROGRAM

Lifted also applied for and received a loan (the “PPP Loan”) under the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The PPP Loan was issued by BMO Harris Bank (the “Lender”) in the aggregate principal amount of $149,622.50 and evidenced by a promissory note (the “Note”), dated April 14, 2020 issued by Lifted to the Lender. On April 20, 2021, the entire PPP Loan ($149,622) and the interest payable on the PPP Loan ($1,525) was forgiven by the SBA, and a related gain on forgiveness of debt in the amount of $151,147 was recorded. In accordance with its terms, the Note was originally scheduled to mature on April 14, 2022 and bore interest at a rate of 1.00% per annum, payable monthly commencing on November 14, 2020, following an initial deferral period as specified under the PPP. In addition, the Note could be prepaid by Lifted at any time prior to its original maturity with no prepayment penalties. Proceeds from the PPP Loan were available to Lifted to fund designated expenses, including certain payroll costs and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest of the PPP Loan could be forgiven to the extent that at least 75% of the PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA under the PPP. As of March 31, 2021, Lifted had an accrual of $1,443 for the interest on the PPP Loan. During the three months ended June 30, 2021, interest of $82 was accrued prior to the forgiveness of the Loan.

NOTE 5 - RISKS AND UNCERTAINTIES

Going Concern – The Company has a history of recurring losses which have resulted in an accumulated deficit of $8,475,539 as of March 31, 2022. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Moreover, the Company’s balance sheet is weak. Among other financial obligations, the Company owes Nicholas S. Warrender $2,750,000 under the $2,750,000 Promissory Note, which is accruing interest at 2.5% per annum, and which was executed on January 3, 2022. The principal of the Promissory Note shall be paid off by Payors in five semi-annual payments to Nicholas S. Warrender of $458,333 and a sixth and final semi-annual payment to Nicholas S. Warrender of $458,335, in each case plus accrued interest, starting on June 30, 2022. Accrued interest of $16,575 on the $2,750,000 Promissory Note was recognized at March 31, 2022.

Under the Omnibus Agreement, Lifted is also obligated to purchase a building leased by Lifted from an affiliate of our Vice Chairman and COO Nicholas S. Warrender on or before December 31, 2022, for a fixed purchase price equal to $1,375,000. The Company is also accruing 3% annual dividends on its Series A and Series B Convertible Preferred Stock.

Also, on February 14, 2022, Nicholas S. Warrender, Gerard M. Jacobs and William C. Jacobs (together the “Parties”) and LFTD Partners, entered into an agreement (the “Amended Omnibus Agreement”) that amends in part the Agreement dated as of December 30, 2021 entered into by and among LFTD Partners Inc., the Parties, Lifted Liquids, Inc. d/b/a Lifted Made and 95th Holdings, LLC (the “Omnibus Agreement”). The Amended Omnibus Agreement (1) terminates the right for the Parties to receive bonus compensation in regard to 2021 that is in excess of the Modified 2021 Bonus Pool Amount of $1,556,055 set out in the Omnibus Agreement; (2) places a cap on the 2022 company-wide bonus pool such that the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share; and (3) the $500,000 of additional bonus set out in the Omnibus Agreement, is now allocated and defined as a retention bonus of $166,667 to each of NWarrender, GJacobs and WJacobs to be paid at the end of 2022 so long as each respective executive has not earlier resigned from LFTD Partners.

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

Also, starting in 2022, Lifted for the first time has committed to spend a material amount of money on research and development on a potential new, non-hemp-derived psychedelic product. We anticipate that the cost of this research and development could potentially reach $100,000. There is no guarantee whether this research and development will be successful in generating a new psychedelic product that can be sold, or if it can be sold, that it will be successful.

In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially those related to hemp-derived delta-8-THC, delta-9-THC, delta-10-THC, THCV, HHC, HHCO, THCO, CBDA, CBC, CBG, CBN, CBD, other hemp-derived cannabinoids, nicotine products, kratom, psychedelic products, vaping, vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk. The Company maintains levels of cash in a bank deposit account that, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and it believes it is not exposed to any significant credit risk on cash.

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

Concentration of Credit Risks – During the quarter ended March 31, 2022, five customers made up approximately 32% of Lifted Made’s sales. In comparison, during the quarter ended March 31, 2021, there were no customers who made up more than 8% of Lifted Made’s sales.

Regarding the purchases of raw goods and finished goods (“Supplies”), during the quarter ended March 31, 2022, approximately 58% of the Supplies that Lifted purchased were from five vendors. In comparison, regarding the purchases of Supplies during the quarter ended March 31, 2021, approximately 53% of the purchased Supplies were from five vendors.

The loss of Lifted’s relationships with these vendors and customers could have a material adverse effect on Lifted’s business.

NOTE 6 – THE COMPANY’S INVESTMENTS

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

On April 27, 2022, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during the quarter and ended March 31, 2022. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: increased revenue of both Bendistillery and Bend Spirits from the first quarter of 2021 to the first quarter of 2022, markets opening up again from the pandemic, investments in equipment and a new on-site warehouse, Ablis’ hiring of a marketing firm, and the fact that managements of Bendistillery and Ablis are actively working with an investment bank to explore capital raising options and other strategic options.

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

The Company’s Investment in SmplyLifted LLC

On September 22, 2020, LFTD Partners Inc. and Lifted Made and privately-held SMPLSTC, Costa Mesa, CA (www.SMPLSTCBD.com) formed an equally-owned new entity called SmplyLifted LLC, which sold tobacco-free nicotine pouches in several flavors and nicotine strengths under the brand name FR3SH (www.GETFR3SH.com).

Lifted had a 50% membership interest in SmplyLifted LLC. The other 50% of SmplyLifted is owned by SMPLSTC LLC and its principals, who are located in Costa Mesa, California. Under US GAAP, the Company used the equity method to account for its 50% membership interest in SmplyLifted. Under the equity method of accounting, the Company recorded its share (50%) of SmplyLifted’s earnings (or losses) as income (or losses) on the Consolidated Statements of Operations. The Company recorded its initial investment in SmplyLifted, which was $200,000, as an asset at historical cost. Under the equity method, the investment’s value was periodically adjusted to reflect the changes in value due to Lifted’s share in SmplyLifted’s income or losses.

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

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	March 31, 2022	December 31, 2021
Machinery & Equipment	$258,533	$258,533
Leasehold Improvements - Kenosha	$154,485	$152,985
Trade Show Booths	$23,488	$23,488
Vehicles	$75,047	$22,309
Computer Equipment	$7,312	$7,312
Furniture & Fixtures	$46,553	$46,553
Sub-total:	$565,418	$511,180

Less: accumulated depreciation	$(106,067)	$(77,967)
	$459,351	$433,213

The useful lives of the Company’s fixed assets by asset class are as follows:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Depreciation expense of $15,173 was recognized during the three months ended March 31, 2022. In comparison, depreciation expense of $29,029 was recognized during the three months ended March 31, 2021.

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

NOTE 8 – NOTES RECEIVABLE

SmplyLifted LLC

At March 31, 2021, the Company had made shortfall loans to SmplyLifted LLC totaling $387,500, used primarily for the purchase of inventory. As of March 31, 2021, imputed interest receivable on the loans totaled $149.

At December 31, 2021, the Company had made interest-free loans to SmplyLifted LLC totaling $387,500, used primarily for the purchase of inventory. As of December 31, 2021, imputed interest receivable on the loans totaled $580. As described above, at December 31, 2021, these notes and related interest receivable were written off.

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

NOTE 9 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $347 in amortization related to the website was recognized during the quarter ended March 31, 2022. In comparison, $417 in amortization related to the website was recognized during the quarter ended March 31, 2021.

NOTE 10 – RELATED PARTY TRANSACTIONS

Shipping Costs

During 2020 and 2021, Lifted shared a shipping account with a company operated by Nicholas S. Warrender’s father, Robert T. Warrender II, who is also an employee of Lifted and a member of the board of directors of LFTD Partners Inc. Lifted did this in an effort to reduce shipping costs, as the shipper gave a price discount based on volume. Lifted reimbursed Robert T. Warrender II’s company for the cost of shipping. During the quarter ended March 31, 2021, Lifted reimbursed Robert T. Warrender II’s company $41,902 in shipping costs. In 2022, Lifted no longer shared a shipping account with a company operated by Nicholas S. Warrender’s father, Robert T. Warrender II, so Lifted did not reimburse Robert T. Warrender II’s company for any shipping costs during the quarter ended March 31, 2022.

Robert T. Warrender II

In January 2022, Lifted hired Robert T. Warrender II, Nicholas S. Warrender’s father, as an employee. Robert T. Warrender II is also a Director of LFTD Partners Inc. During the quarter ended March 31, 2022, $9,231 in wages were paid to Robert T. Warrender II.

Robert T. Warrender III

During the quarter ended March 31, 2022, $33,423 in sales commissions were paid to Robert T. Warrender III, who is Nicholas S. Warrender’s brother, and Director Robert T. Warrender II’s son. In comparison, during the quarter ended March 31, 2021, $2,072 in sales commissions were paid to Robert T. Warrender III.

Vincent J. Mesolella

During the quarter ended March 31, 2022, Lead Outside Director Vincent J. Mesolella was paid $40,000 of the Modified 2021 Bonus Pool Amount, and he also received his $4,000 quarterly director fee.

Joshua A. Bloom

During the quarter ended March 31, 2022, Dr. Joshua A. Bloom, Director, was paid $20,000 of the Modified 2021 Bonus Pool Amount, and he also received his $4,000 quarterly director fee.

Richard E. Morrissy

During the quarter ended March 31, 2022, Richard E. Morrissy, Director, received his $4,000 quarterly director fee.

James S. Jacobs

During the quarter ended March 31, 2022, Dr. James S. Jacobs, Director, received his $4,000 quarterly director fee.

Kevin J. Rocio

During the quarter ended March 31, 2022, Kevin J. Rocio, Director, received his $4,000 quarterly director fee.

Gerard M. Jacobs

The Compensation Agreement contemplated an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon the closing of the Company’s acquisition of Lifted and an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon December 1, 2020, but such payments were not timely made, and pursuant to the Amendment No. 1 such aggregate of $700,000 of compensation was deferred and made due and payable by the Company to GJacobs and WJacobs together with interest accrued at the rate of 2% annually commencing January 1, 2021, upon demand by GJacobs and WJacobs, and through the date of the Omnibus Agreement only $58,439 of such deferred compensation had been paid to GJacobs (the remaining unpaid deferred compensation together with accrued interest is hereby referred to as the “Deferred Compensation”). Pursuant to the Omnibus Agreement, the Deferred Compensation was paid by the Company to GJacobs and WJacobs in January 2022. During the quarter ended March 31, 2022, Gerard M. Jacobs was also paid $143,713 of the Modified 2021 Bonus Pool Amount.

In comparison, at March 31, 2021, there was total interest of $2,466 payable to Gerard M. Jacobs related to the Delayed December 1, 2020 Cash Bonus to Gerard M. Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted.

William C. “Jake” Jacobs

As described above, the Compensation Agreement contemplated an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon the closing of the Company’s acquisition of Lifted and an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon December 1, 2020, but such payments were not timely made, and pursuant to the Amendment No. 1 such aggregate of $700,000 of compensation was deferred and made due and payable by the Company to GJacobs and WJacobs together with interest accrued at the rate of 2% annually commencing January 1, 2021, upon demand by GJacobs and WJacobs, and through the date of the Omnibus Agreement only $58,439 of such deferred compensation had been paid to GJacobs (the remaining unpaid deferred compensation together with accrued interest is hereby referred to as the “Deferred Compensation”). Pursuant to the Omnibus Agreement, the Deferred Compensation was paid by the Company to GJacobs and WJacobs in January 2022. Moreover, pursuant to the Omnibus Agreement and simultaneously with such payment of the Deferred Compensation as set out above, the Company paid WJacobs a bonus of $300,000 in January 2022. During the quarter ended March 31, 2022, William C. Jacobs was also paid $152,341 of the Modified 2021 Bonus Pool Amount.

In comparison, as of March 31, 2021, there was total interest of $986 payable to William C. “Jake” Jacobs related to the Delayed December 1, 2020 Cash Bonus to William C. “Jake” Jacobs and the bonus payable for closing on the Company’s acquisition of Lifted. Also, at March 31, 2021, $2,681 in income tax previously erroneously paid by William C. Jacobs to the Illinois Department of Revenue during the year ended December 31, 2021, and refunded back to Lifted by the Illinois Department of Revenue in January 2021, was payable by Lifted to William C. Jacobs.

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

On December 30, 2021, Nicholas S. Warrender kept $1,000,000 of the repayment, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 back to LIFD at the rate of 2.5% (the “$2,750,000 Promissory Note”).

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

As of March 31, 2022, there was accrued interest of $16,575 payable to Nicholas S. Warrender related to this $2,750,000 note.

During the quarter ended March 31, 2022, Nicholas S. Warrender was also paid $680,000 of the Modified 2021 Bonus Pool Amount.

In comparison, as of March 31, 2021, in addition to the promissory note of $3,750,000 owed to Nicholas S. Warrender, there was also related interest payable of $82,603 owed to Nicholas S. Warrender.

SmplyLifted LLC

On February 2, 2021, Lifted owed SmplyLifted $450; on February 10, 2021, Lifted paid SmplyLifted the $450.

As of March 31, 2021, Lifted owed SmplyLifted $9,719. Between April 1, 2021 and April 5, 2021, Lifted paid SmplyLifted the $9,719.

Corner Vapory LLC

Nicholas S. Warrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owns a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both located in Kenosha, Wisconsin. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. During the quarter ended March 31, 2022, Corner Vapory LLC purchased $6,232 worth of products from Lifted, and Lifted recorded a receivable of $5,087 from Corner Vapory LLC as of March 31, 2022.

In comparison, during the quarter ended March 31, 2021, Corner Vapory LLC purchased $2,798 worth of products from Lifted, and Lifted recorded a receivable of $4,855 from Corner Vapory LLC as of March 31, 2021. Corner Vapory LLC is provided distributor pricing, similar to many other stores that are customers of Lifted.

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

During the quarter ended March 31, 2022, Lifted paid $17,567 in rent to 95th Holdings, LLC. In comparison, during the quarter ended March 31, 2021, Lifted paid a total of $17,222 in rent to 95th Holdings, LLC.

Under the terms of the Omnibus Agreement, Lifted is obligated to purchase the Premises from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000.

Liquid Event Marketing

Liquid Event Marketing is a company owned by Lifted’s Director of Operations, who was hired by Lifted on March 29, 2021. During the quarter ended March 31, 2022, Lifted did not transact business with Liquid Event Marketing. Nor did Lifted transact business with Liquid Event Marketing during the quarter ended March 31, 2021.

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

NOTE 11 – SHAREHOLDERS’ EQUITY

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

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of March 31, 2022, 60,400 shares of Series A Preferred Stock have been converted into a total of 6,040,000 shares of common stock of the Company, which leaves 5,750 shares of Series A Preferred Stock currently outstanding.

As of March 31, 2022 and December 31, 2021, the Company has accrued a liability of $13,179 and $11,926, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the quarters ended March 31, 2022 and 2021, a total of $3,000 and $99,725, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of March 31, 2022, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding.

As of March 31, 2022 and December 31, 2021, the Company has accrued a liability of $3,275 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the quarters ended March 31, 2022 and 2021, a total of $0 and $5,844 respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Share-Based Compensation

No share-based compensation expense was recognized during the quarters ended March 31, 2022 or March 31, 2021.

The following is a summary of share-based compensation, stock option and warrant activity as of March 31, 2022 and changes during the quarter then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2021	2,932,198	$3.51	3.04	$3,496,311

Warrants Exercised During Q1 2022	50,000

Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, March 31, 2022	2,882,198	$3.55	2.80	$2,701,678

Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, March 31, 2022	4,877,198	$3.34	2.81	$5,264,178

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

Stock Buy-back Transactions with a Non-Affiliate Stockholder Stock and Retirement of 100,000 Shares of Common Stock

On March 1, 2022, LFTD Partners signed an agreement to purchase a total of 100,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $1.50 per share for a total purchase price of $150,000. On March 8, 2022, all 100,000 shares were transferred to the Company and immediately cancelled.

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

Third Party Facilities

From time to time, the Company maintains inventory at third party copacker facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2022
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $24,220	Non-Current Assets	$283,262

Liability	Balance Sheet Line	March 31, 2022
Operating Lease Liabilities	Current Liabilities	$64,674
	Non-Current Liabilities	$219,766

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2022
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $265,213	Non-Current Assets	$1,215,195

Liability	Balance Sheet Line	March 31, 2022
Finance Lease Liabilities	Current Liabilities	$1,257,197

Lease Costs

The table below summarizes the components of lease costs for the following periods:

Lease Cost:	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Finance lease expense:
Amortization of Right-of-Use Assets	$12,337	$12,337
Interest on lease liabilities	11,289	13,260
Operating lease expense	20,147	4,800
Total	$43,773	$30,397

As described in Note 1, a portion of monthly overhead costs such as lease expense are allocated to finished goods. For example, monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

Maturity Analysis as of March 31, 2022:

	Finance	Operating
2022	$1,427,700	$57,778
2023	-	79,275
2024	-	73,799
2025	-	52,451
2026	-	54,028
Thereafter	-	-
Total	1,427,700	317,331
Less: Present value discount	(170,503)	(32,891)
Lease liability	$1,257,197	$284,440

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

Bonus to Lifted’s Chief Strategy Officer

Lifted’s Chief Strategy Officer hired on July 1, 2021 has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. This employee’s two-year agreement with Lifted entitles such Chief Strategy Officer to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. At March 31, 2022, the bonus payable to the Chief Strategy Officer totaled $604,444. This bonus is accrued for in the Accounts Payable and Accrued Expenses account on the Consolidated Balance Sheets.

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

Lifted currently is involved in two pending lawsuits, as the plaintiff:

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

(2)

Lifted Liquids, Inc. v. Asad Awawdeh and Habib Cash and Carry SD, Inc. – The Company has filed an action seeking to recover approximately $98,000 in damages resulting from Defendants’ failure to pay for product they ordered. The matter has been filed in California and the Company intends to pursue the action and recover its damages.

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

In December 2021, our wholly-owned subsidiary Lifted sued distributor Monkey Bones Distribution, LLC for breach of contract for its failure to pay funds due under the agreement between the parties. In February 2022, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit in exchange for $36,100.28 paid by Monkey Bones to Lifted Liquids and 15,000 custom gray scale empty disposable devices delivered to Monkey Bones by Lifted Liquids. The parties performed the settlement agreement and the matter was dismissed on February 3, 2022.

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

The company-wide Bonus Pool for 2021 was $1,559,334 (the “Modified 2021 Bonus Pool Amount”), which was the aggregate amount that was accrued for in LIFD’s financial statements covering the period from January 1, 2021 through September 30, 2021. The Modified 2021 Bonus Pool Amount was distributed during the quarter ended March 31, 2022.

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of March 31, 2022, the Company reported a company-wide bonus pool accrual of $969,370. In comparison, as of December 31, 2021, the Company reported a company-wide bonus pool accrual of $1,556,055.

NOTE 15 – INCOME TAXES

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Current
Domestic-Federal	$582,618	$-
Domestic-State	321,405
	904,024	-
Deferred
Domestic-Federal	230,593	-
Domestic-State	64,861	-
	295,454	-
Total Provision (Benefit) for Income Taxes	$1,199,478	$-

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

	For the Three Months Ended
	March 31,
	2022	2021

Domestic-Federal	$870,297	$129,855
State tax benefit, net of federal benefit	341,567	37,369
Non-deductible expenses	1,972	1,349
Change in estimated future income tax rates	(131,918)	-
Change in valuation allowance	117,560	(168,573)
Total Provision (Benefit) for Income Taxes	$1,199,478	$-

Deferred tax assets and liabilities as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Deferred Tax Assets:
Stock-based compensation	$2,831,970	$2,714,410
Accrued Related Party Expenses	4,676	259,463
Impairment of SmplyLifted Note and Other Receivables	-	105,124
Allowance for Doubtful Accounts	137,433	64,661
Other	11,950	8,725
Less: Valuation allowance	(2,831,970)	(2,714,410)
Total Deferred Tax Assets	154,060	437,973

Deferred Tax Liabilities:
Depreciation & Amortization	(117,963)	(105,143)
Other	-	(1,279)
Total Deferred Tax Liabilities	(117,963)	(106,422)

Net Deferred Tax Assets	$36,096	$331,551

NOTE 16 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this quarterly report on Form 10-Q and has noted the following subsequent events for disclosure purposes:

Conversion of Series A Preferred Stock by a Non-Affiliated Shareholder

On April 1, 2022, a non-affiliated shareholder of the Company converted his 1,000 shares of Series A Preferred Stock into 100,000 shares of unregistered common stock of the Company.

Conversion of Series A Preferred Stock by a Non-Affiliated Shareholder

On April 14, 2022, a non-affiliated shareholder of the Company converted 250 shares of his Series A Preferred Stock into 25,000 shares of unregistered common stock of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc., formerly known as Acquired Sales Corp., had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $8,475,539 as of March 31, 2022. LFTD Partners Inc. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year. These matters raise substantial doubt about our ability to continue as a going concern.

This Management’s Discussion and Analysis (“MD&A”) section discusses our results of operations, liquidity and financial condition and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2022. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our annual report on Form 10-K filed with the SEC on March 31, 2022, that can be read at www.sec.gov.

Overview

Please refer to “NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC” for information.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of March 31, 2022 and December 31, 2021, as well as cash flows for the three months ended March 31, 2022 and 2021.

	March 31, 2022	December 31, 2021
Current Assets	$17,544,574	$13,152,696
Current Liabilities	11,387,817	11,906,270
Working Capital	6,156,756	1,246,426

	For the Three Months Ended
	March 31,
	2022	2021
Net Cash Provided by (Used in) Operating Activities	$394,292	$768,894
Net Cash Used in Investing Activities	$(54,238)	$(229,736)
Net Cash Provided By (Used In) Financing Activities	$2,641,345	$(148,147)

Comparison of the balance sheet at March 31, 2022 to December 31, 2021

Total current assets at March 31, 2022 of $17,544,574 were adequate for us to fund current operations; total current assets primarily consisted of inventory of $5,920,475, cash on hand of $4,584,131, net accounts receivable of $3,888,615, and prepaid expenses of $3,139,441. In comparison, consolidated current assets of $13,152,696 at December 31, 2021 primarily consisted of prepaid expenses of $4,262,237, inventory of $3,809,944, net accounts receivable of $3,461,499, and cash on hand of $1,602,731.

At March 31, 2022 and December 31, 2021, our other assets primarily included goodwill of $22,292,767 related to the acquisition of Lifted on February 24, 2020. Also, at both March 31, 2022 and December 31, 2021, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. At March 31, 2022, we also reported a net finance lease right-of-use asset of $1,215,195, net fixed assets of $459,351, and a net operating lease right-of-use asset of $283,262. In comparison, at December 31, 2021, we reported a net finance lease right-of-use asset of $1,227,532, net fixed assets of $433,213, and a net operating lease right-of-use asset of $76,412.

At March 31, 2022, current liabilities of $11,387,817 primarily consisted of accounts payable and accrued expenses of $5,162,757, income tax payable of $2,104,417, current finance lease liability of $1,257,197, the current portion of the note payable to NWarrender of $916,666, and a company-wide management bonus pool accrual of $969,370. In comparison, current liabilities as of December 31, 2021 of $11,906,270 primarily consisted of accounts payable and accrued expenses of $4,671,382, deferred revenue of $2,174,393, a company-wide bonus accrual of $1,556,055, current finance lease liability of $1,262,260, income tax payable of $1,242,974 and $941,562 in accrued management bonuses payable to GJacobs and WJacobs.

The Company had an accumulated deficit of $8,475,539 and $11,414,602 as of March 31, 2022 and December 31, 2021, respectively.

Comparison of operations for the three months ended March 31, 2022 to March 31, 2021

During the three months ended March 31, 2022, net sales increased to $18,088,877 compared to $3,353,270 for the three months ended March 31, 2021. Gross profit for the three months ended March 31, 2022 and 2021 was $7,984,984 and $1,645,747, respectively.

During the quarter ended March 31, 2022, hemp-derived products and non-hemp-derived psychedelic products made up 96% and 4% of Lifted’s sales, respectively. In comparison, during the quarter ended March 31, 2021, hemp-derived products and nicotine products made up 91% and 9% of Lifted’s sales, respectively.

During the quarter ended March 31, 2022, the Company expensed $1,854,151 related to payroll, consulting and independent contractor expenses; this is up from $307,524 in payroll, consulting and independent contractor expenses during the quarter ended March 31, 2021. Lifted has been dramatically increasing the size of its workforce, including production, fulfillment and sales people, and in conjunction with these increases, Lifted’s payroll, consulting and independent contractor expenses have increased significantly. In addition, Lifted’s Chief Strategy Officer, who was hired on July 1, 2021, has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The Chief Strategy Officer’s two-year agreement with Lifted entitles such employee to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. At March 31, 2022, the bonus payable to the Chief Strategy Officer totaled $604,444.

During the quarter ended March 31, 2022, the Company expensed $969,370 related to the company-wide management bonus pool. In comparison, during the quarter ended March 31, 2021, the Company expensed $342,947 related to the company-wide management bonus pool.

Driven by increased sales, bank charges and merchant fees increased to $133,036 during the quarter ended March 31, 2022, up from $66,570 during the quarter ended March 31, 2021.

During the quarter ended March 31, 2022, the Company incurred $105,601 in advertising and marketing expenses, which primarily related to trade shows, marketing, and the cost of promotional items. In comparison, during the quarter ended March 31, 2021, the Company incurred $52,027 in advertising and marketing expenses, which primarily related to public relations, trade shows, and search engine optimization.

Bad debt expense increased to $248,000 during the quarter ended March 31, 2022, from $977 during the quarter ended March 31, 2021.

Other operating expenses increased to $382,462 during the quarter ended March 31, 2022, from $80,393 during the quarter ended March 31, 2021. Other operating expenses include, for example, lab supplies, dues and subscriptions, meals and entertainment, insurance expenses, repairs and maintenance, and state license & filing fees.

During the quarter ended March 31, 2022, total, non-operating Other Expenses of $28,165 primarily consisted of interest expense of $31,731 offset by a gain on forgiveness of debt of $5,026. In comparison, during the quarter ended March 31, 2021, total, non-operating Other Expenses of $42,134 primarily consisted of interest expense of $36,347.

During the quarter ended March 31, 2022, the Company recognized net income of $2,944,793. In comparison, during the quarter ended March 31, 2021, the Company recognized net income of $618,359.

Net cash provided by operating activities was $394,292 for the quarter ended March 31, 2022, compared to net cash provided by operating activities of $768,894 for the quarter ended March 31, 2021. During the quarter ended March 31, 2022, net cash provided by operating activities was primarily generated from net income of $2,944,793; cash was primarily used for the purchase of inventory. Net cash used in operating activities during the quarter ended March 31, 2021 was primarily for the purchase of inventory.

Net cash used in investing activities was $54,238 and $229,736 during the quarters ended March 31, 2022 and 2021, respectively. Net cash used in investing activities during the quarter ended March 31, 2022 related to the net purchase of fixed assets. Net cash used in investing activities during the quarter ended March 31, 2021 also primarily related to the net purchase of fixed assets.

During the quarter ended March 31, 2022, net cash provided by financing activities was $2,641,345, primarily driven by the $2,750,000 Promissory Note. Net cash used in financing activities was $148,147 during the quarter ended March 31, 2021, primarily driven by the payments of dividends to Series A convertible preferred stockholders.

During the quarter ended March 31, 2022, net cash increased by $2,981,399. In comparison, during the quarter ended March 31, 2021, net cash increased by $391,011.

The Company has a history of losses as evidenced by the accumulated deficit at March 31, 2022 of $8,475,539. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

Selected Quarterly Financial Information

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended December 31, 2021	For the Three Months Ended September 30, 2021	For the Three Months Ended June 30, 2021	For the Three Months Ended March 31, 2021	For the Three Months Ended December 31, 2020	For the Three Months Ended September 30, 2020
Net Sales	$18,088,877	$12,787,566	$8,820,952	$6,695,144	$3,353,270	$2,196,518	$1,509,437
Cost of Goods Sold	10,103,893	6,252,549	4,720,057	3,035,630	1,707,523	1,312,946	878,327
Gross Profit	7,984,984	6,535,017	4,100,895	3,659,515	1,645,747	883,572	631,110
Operating Expenses:
Payroll, Consulting and Independent Contractor Expenses	1,854,151	1,719,305	803,796	791,000	307,524	211,851	275,149
Accrual for Company-Wide Management Bonus Pool	969,370	-	400,000	816,388	342,947	-	-
Management Bonuses	-	650,000	-	-	-	-	-
Professional Fees	117,226	133,300	139,526	133,892	93,033	80,810	50,235
Bank Charges and Merchant Fees	133,036	103,647	104,485	118,055	66,570	27,824	14,702
Advertising and Marketing	105,601	100,446	86,438	98,133	52,027	22,384	26,670
Bad Debt Expense	248,000	299,000	61,449	19,196	977	2,915	94,251
Depreciation and Amortization	2,703	5,805	16,344	26,215	41,783	5,245	5,092
Other Operating Expenses	382,462	278,024	170,820	99,773	80,394	56,902	51,289
Total Operating Expenses	3,812,549	3,289,526	1,782,858	2,102,652	985,254	407,931	517,388
Income From Operations	4,172,436	3,245,491	2,318,037	1,556,863	660,493	475,641	113,722
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	-	(100,172)	(44,858)	(43,330)	(7,211)	(4,429)	-
Impairment of Investment in SimplyLifted	-	(388,727)	-	-	-	-	-
Income from SmplyLifted for WCJ Labor	-	144	313	769	1,072	-	-
Loss on Lease Modification	-	(1,445)	-	-	-	-	-
Interest Expense	(31,731)	(35,314)	(35,368)	(35,398)	(36,347)	(19,281)	(19,281)
Dividend Income	-	2,495	-	-	-	2,495	-
Warehouse Buildout Credits	-	-	-	600	600	600	600
Penalties	(1,952)	(5,434)	(2,162)	-	(450)	-	-
Gain on Forgiveness of Debt	5,026	521	-	151,147	-	81,272	-
Settlement Income/Gain on Settlement	-	-	-	-	-	12,500	-
Gain(Loss) on Disposal of Fixed Assets	-	-	-	(4,750)	-	-	-
Loss on Deposits	-	(1,600)	-	(30,000)	-	-	-
Interest Income	491	694	217	253	202	733	782
Total Other Income/(Expenses)	(28,165)	(528,837)	(81,859)	39,292	(42,134)	73,890	(17,899)
Income Before Provision for Income Taxes	4,144,270	2,716,654	2,236,178	1,596,154	618,359	549,531	95,823
Provision for Income Taxes	(1,199,478)	(1,367,362)	-	-	-	-	-
Net Income Attributable to LFTD Partners Inc. common stockholders	$2,944,793	$1,349,292	$2,236,178	$1,596,154	$618,359	$549,531	$95,823

Earnings Per Common Share Attributable to LFTD Partners Inc. common shareholders:
Basic	$0.21	$0.10	$0.17	$0.14	$0.08	$0.06	$0.01
Diluted	$0.18	$0.08	$0.14	$0.11	$0.04	$0.02	$0.01

Weighted average number of common shares outstanding
Basic	14,017,578	14,005,567	13,015,717	11,042,657	7,456,925	6,463,301	6,460,236
Diluted	15,924,776	15,962,765	16,257,915	14,381,105	16,084,794	16,040,170	6,460,236

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

Critical Accounting Policies

Critical accounting policies are discussed in “NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.”

SmplyLifted LLC

Please refer to “NOTE 8 – NOTES RECEIVABLE”.

CBD Lion LLC

Please refer to “NOTE 8 – NOTES RECEIVABLE”.

The William Noyes Webster Foundation, Inc.

Please refer to “NOTE 8 – NOTES RECEIVABLE”.

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

Tax Provision

Please refer to “NOTE 15 – INCOME TAXES” for more information about the Company’s quarterly tax provision.

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on Lifted’s, our customers’ and target companies’ business and operations in future periods. Although our total revenues for the three months ended March 31, 2022 were not materially impacted by COVID-19, we believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2022.

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

During March 2022, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of March 31, 2022 was not effective. Management identified the following material weaknesses as of March 31, 2022:

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

In December 2021, the Company engaged a third party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of internal controls and procedures pursuant to the Sarbanes-Oxley Act. This implementation is progressing, but it has not yet been completed, and additional work is required. This implementation is imposing and will, on an on-going basis, impose substantial costs on the Company.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This quarterly report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of March 31, 2022.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Description of Legal Proceedings

Lifted currently is involved in two pending lawsuits, as the plaintiff:

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

(2)

Lifted Liquids, Inc. v. Asad Awawdeh and Habib Cash and Carry SD, Inc. – The Company has filed an action seeking to recover approximately $98,000 in damages resulting from Defendants’ failure to pay for product they ordered. The matter has been filed in California and the Company intends to pursue the action and recover its damages.

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

In December 2021, our wholly-owned subsidiary Lifted sued distributor Monkey Bones Distribution, LLC for breach of contract for its failure to pay funds due under the agreement between the parties. In February 2022, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit in exchange for $36,100.28 paid by Monkey Bones to Lifted Liquids and 15,000 custom gray scale empty disposable devices delivered to Monkey Bones by Lifted Liquids. The parties performed the settlement agreement and the matter was dismissed on February 3, 2022.

ITEM 1A. RISK FACTORS.

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment.

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

Stock Buy-back Transaction with a Non-Affiliate Stockholder and Retirement of 100,000 Shares of Common Stock

On March 1, 2022, LFTD Partners signed an agreement to purchase a total of 100,000 shares of common stock of the Company from a non-affiliate stockholder in a private transaction for $1.50 per share for a total purchase price of $150,000. On March 8, 2022, all 100,000 shares were transferred to the Company and immediately cancelled.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

None; not applicable.

ITEM 5. OTHER INFORMATION.

Trading Symbol Change

On March 15, 2021, our stock trading symbol was changed to LIFD from LSFP.

ITEM 6. EXHIBITS.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.61	Lease Agreement
10.62	Lease Agreement
10.65	$2,750,000 Promissory Note dated January 3, 2022 between LFTD Partners Inc., Lifted Liquids, Inc and Nicholas S. Warrender
10.66	Collateral Stock Pledge Agreement dated January 3, 2022 between LFTD Partners Inc., Lifted Liquids, Inc., and Nicholas S. Warrender
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs

This Form 10-Q

99.1	Press Release (earnings)
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2022

LFTD Partners Inc.

	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

