Form 10-Q
period 2022-06-30
LFTD PARTNERS INC.
filed 2022-08-11
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 3, 2022, there were 14,102,578 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2022 (Unaudited)	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$3,751,144	$1,602,731
Dividend Receivable from Bendistillery, Inc.	-	2,495
Prepaid Expenses	2,842,047	4,262,237
Accounts Receivable, net of allowance of $162,392 in 2022 and $239,101 in 2021	3,029,258	3,461,499
Inventory	10,049,245	3,809,944
Other Current Assets	7,254	13,790
Total Current Assets	19,678,947	13,152,696
Goodwill	22,292,767	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	-	331,551
Fixed Assets, less accumulated depreciation of $135,669 in 2022 and $77,967 in 2021	460,808	433,213
Intangible Assets, less accumulated amortization of $3,751 in 2022 and $3,058 in 2021	693	1,386
Security and State Licensing Deposits	17,800	6,900
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $184,408 in 2022 and $252,876 in 2021	1,296,000	1,227,532
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $40,857 in 2022 and $6,807 in 2021	266,625	76,412
Total Assets	$45,909,840	$39,418,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$(18,017)	$1,262,260
Operating Lease Liability	66,049	26,047
Deferred Revenue	633,729	2,174,393
Note Payable to Related Party Nicholas S. Warrender	458,335	-
Income Tax Payable	985,932	1,242,974
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	-	500,000
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	-	441,562
Management Bonuses Payable - Related Party	-	941,562
Company-Wide Management Bonus Pool	2,121,532	1,556,055
Accounts Payable and Accrued Expenses	5,138,910	4,671,382
Accounts Payable - Related Party	950	4,607
Interest Payable - Related Party
Interest - Payable to William C. Jacobs	-	4,000
Interest - Payable to Gerard M. Jacobs	-	9,269
Interest Payable - Related Party	-	13,269
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	2,435	11,926
Series B Convertible Preferred Stock Dividends Payable	4,771	1,796
Preferred Stock Dividends Payable	7,206	13,722
Total Current Liabilities	$9,394,627	$11,906,270
Non-Current Liabilities
Finance Lease Liability	1,362,020	-
Operating Lease Liability	202,714	50,583
Net Deferred Tax Liability	60,051	-
Notes Payable - Related Party
Notes Payable - Payable to Nicholas S. Warrender	1,374,999	-
Total Non-Current Liabilities	$2,999,783	$50,583
Total Liabilities	$12,394,410	$11,956,853
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 4,500 shares of Series A Convertible Preferred Stock shares were issued and outstanding at June 30, 2022, and 5,750 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2021; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at June 30, 2022, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2021

	45	46
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,102,578 shares issued and outstanding at June 30, 2022, and 14,027,578 shares issued and outstanding at December 31, 2021	14,103	14,028
Additional Paid-in Capital	38,762,260	38,862,333
Accumulated Deficit	(5,260,977)	(11,414,602)
Total Shareholders' Equity	33,515,430	27,461,804
Total Liabilities and Shareholders' Equity	$45,909,840	$39,418,657

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales	$16,776,502	$6,695,144	$34,865,379	$10,048,414
Cost of Goods Sold	8,713,590	3,035,630	18,817,483	4,743,152
Gross Profit	8,062,912	3,659,515	16,047,896	5,305,262
Operating Expenses:
Payroll, Consulting and Independent Contractor Expenses	1,811,678	791,000	3,665,829	1,098,524
Accrual for Company-Wide Management Bonus Pool	1,152,162	816,388	2,121,532	1,159,335
Professional Fees	203,402	133,892	320,629	226,925
Bank Charges and Merchant Fees	132,470	118,055	265,507	184,625
Advertising and Marketing	110,797	98,133	216,397	150,160
Bad Debt Expense	(311,209)	19,196	(63,209)	20,173
Depreciation and Amortization	6,706	26,215	9,409	67,998
Other Operating Expenses	528,608	99,773	911,070	180,167
Total Operating Expenses	3,634,615	2,102,652	7,447,164	3,087,907
Income From Operations	4,428,297	1,556,863	8,600,733	2,217,355
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	-	(43,330)	-	(50,541)
Income from SmplyLifted for WCJ Labor	-	769	-	1,841
Interest Expense	(26,928)	(35,398)	(58,658)	(71,745)
Warehouse Buildout Credits	-	600	-	1,200
Penalties	222	-	(1,730)	(450)
Gain on Forgiveness of Debt	-	151,147	5,026	151,147
Settlement Income/Gain on Settlement	108,570	-	108,570	-
Gain(Loss) on Disposal of Fixed Assets	-	(4,750)	-	(4,750)
Loss on Deposits	-	(30,000)	-	(30,000)
Interest Income	521	253	1,013	455
Total Other Income/(Expenses)	82,385	39,291	54,220	(2,843)
Income Before Provision for Income Taxes	4,510,682	1,596,154	8,654,953	2,214,512
Provision for Income Taxes	(1,291,222)	-	(2,490,700)	-
Net Income Attributable to LFTD Partners Inc. common stockholders	$3,219,460	$1,596,154	$6,164,253	$2,214,512

Basic Net Income per Common Share	$0.23	$0.14	$0.44	$0.24
Diluted Net Income per Common Share	$0.20	$0.11	$0.39	$0.17

Weighted average number of common shares outstanding:
Basic	14,099,007	11,042,657	14,058,517	9,259,696
Diluted	15,906,205	14,381,105	15,865,715	12,598,144

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

							Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	166,150	$166	6,485,236	$6,485	36,000	$(34,200)	$38,787,444	$(17,141,175)	$21,618,720
Series A Preferred Stock dividend payable								$(24,855)	$(24,855)
Series B Preferred Stock dividend payable								$(3,316)	$(3,316)
LIFD's January 8, 2021 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	$(34,200)			$(34,200)
Conversions of Series A Convertible Preferred Stock to Common Stock	(32,900)	$(33)	3,290,000	3,290			(3,257)		-
Conversions of Series B Convertible Preferred Stock to Common Stock	(60,000)	$(60)	60,000	60					$-
Net Income								$618,359	$618,359
Balance, March 31, 2021	73,250	$73	9,835,236	$9,835	72,000	$(68,400)	$38,784,187	$(16,550,988)	$22,174,708
Series A Preferred Stock dividend payable								(33,521)	(33,521)
Series B Preferred Stock dividend payable								(1,496)	(1,496)
Exercise of warrants			143,090	143			6,878		7,021
Conversions of Series A Convertible Preferred Stock to Common Stock	(27,500)	(28)	2,750,000	2,750			(2,723)		-
Net Income								1,596,154	1,596,154
Balance, June 30, 2021	45,750	$46	12,728,326	$12,728	72,000	$(68,400)	$38,788,342	$(14,989,850)	$23,742,866

Balance, December 31, 2021	45,750	$46	14,027,576	14,028	-	$-	$38,862,333	$(11,414,602)	$27,461,804
Series A Preferred Stock dividend payable								(4,253)	(4,253)
Series B Preferred Stock dividend payable								(1,476)	(1,476)
Issuance of Common Stock			50,000	50			49,950		50,000
Repurchase and cancellation of Common Stock			(100,000)	(100)			(149,900)		(150,000)
Net Income								2,944,793	2,944,793
Balance, March 31, 2022	45,750	$46	13,977,576	13,978	-	$-	$38,762,383	$(8,475,539)	$30,300,868
Series A Preferred Stock dividend payable								(3,403)	(3,403)
Series B Preferred Stock dividend payable								(1,496)	(1,496)
Conversions of Series A Convertible Preferred Stock to Common Stock	(1,250)	(1)	125,000	125			(124)		-
Issuance of Common Stock									-
Repurchase and cancellation of Common Stock									-
Net Income								3,219,460	3,219,460
Balance, June 30, 2022	44,500	$45	14,102,576	14,103	-	$-	$38,762,260	$(5,260,977)	$33,515,430

Please see the accompanying notes to the consolidated financial statements for more information

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities
Net Income	$6,164,253	$2,214,512
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Lifted Made's Portion of SmplyLifted's Net Loss	-	50,541
Bad Debt Expense	(63,209)	20,173
Depreciation and Amortization	83,069	67,998
Gain on Forgiveness of Debt	(5,026)	(151,147)
Loss (Gain) on Disposal of Fixed Assets	-	4,750
Loss on Deposits	-	30,000
Spoiled and Written Off Inventory	799,465	188,766
Deferred Income Taxes	391,602	-
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	495,451	(387,179)
Prepaid Expenses	1,420,190	(1,223,981)
Dividend Receivable from Bendistillery, Inc.	2,495	2,495
Income Tax Receivable	-	4,239
Income Tax Payable	(257,042)	-
Management Bonuses Payable	(941,562)	-
Company-wide Management Bonus Pool	565,477	-
Interest Receivable	-	1,797
Inventory	(7,038,765)	(741,603)
Other Current Assets	(4,360)	(10,365)
Trade Accounts Payable and Accrued Expenses	472,554	2,202,523
Accounts Payable and Interest Payable to Related Parties	(16,926)	43,964
Change in Finance & Operating Lease Liabilities	95,633	4,439
Deferred Revenue	(1,540,664)	18,802
Net Cash Provided by (Used in) Operating Activities	529,492	2,340,725
Cash Flows From Investing Activities
Reduction of CBD Lion Note Receivable	-	15,318
Net Purchase of Fixed Assets	(85,297)	(227,743)
Loans to SmplyLifted LLC	-	(93,750)
Net Cash Used in Investing Activities	(85,297)	(306,175)
Cash Flows From Financing Activities
Proceeds from Exercise of Warrants	-	7,021
Issuance of Common Stock	50,000	-
Payments of Dividends to Series A Convertible Preferred Stockholders	(17,147)	(199,186)
Payments of Dividends to Series B Convertible Preferred Stockholders	-	(5,844)
Financing Cost - Net Proceeds from Borrowing Under Notes Payable to Related Party - Nick Warrender	1,833,334	-
Purchase of Shares of Common Stock	(150,000)	(34,200)
Repayment of Finance Lease Liability	(11,970)	(12,364)
Net Cash Provided By (Used In) Financing Activities	1,704,217	(244,573)
Net Increase/(Decrease) in Cash	2,148,413	1,789,976
Cash and Cash Equivalents at Beginning of Period	1,602,731	439,080
Cash and Cash Equivalents at End of Period	$3,751,144	$2,229,056

	For the Six Months Ended June 30,
	2022	2021
Supplemental Cash Flow Information
Cash Paid For Interest	$71,927	$-
Cash Paid For Income Taxes	$2,287,469	$-

Non-Cash Activities:
Right-of-Use assets acquired from inception of Finance Leases	$-	$1,480,408
Right-of-Use assets acquired from inception of Operating Leases	$224,264
Conversion of Series A and Series B Preferred Stock to Common Stock	$125	$6,100
Cashless exercise of Warrants	$-	$136

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

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made (formerly Warrender Enterprise Inc. d/b/a Lifted Liquids) (www.LiftedMade.com), Kenosha, Wisconsin (“Lifted Made” or “Lifted”).

On April 30, 2019, we also closed on the acquisition of 4.99% of the common stock of each of CBD-infused beverages maker Ablis Holding Company (“Ablis”) (www.AblisCBD.com), and of distilled spirits manufacturers Bendistillery Inc. (“Bendistillery”) and Bend Spirits, Inc. (“Bend Spirits”), all located in Bend, Oregon.

Prior to February 9, 2022, Lifted Made had a 50% membership interest in SmplyLifted LLC, which sells tobacco-free nicotine pouches under the brand name FR3SH (www.GETFR3SH.com). On February 9, 2022, Lifted Made sold its 50% membership interest in SmplyLifted LLC to Corner Vapory LLC, an affiliate of Nicholas S. Warrender (“NWarrender”), CEO of Lifted, for $1, plus ninety-nine percent (99%) of any and all payments and other consideration received or owed to Corner Vapory LLC in regard to SmplyLifted’s existing inventory of FR3SH brand tobacco-free nicotine pouches. Lifted has the option to re-purchase the 50% membership interest in SmplyLifted LLC from Corner Vapory LLC for $1,000 in cash at any time on or before December 31, 2032.

Merger Related Promissory Note

On February 24, 2020, we acquired Lifted as a wholly-owned subsidiary for cash and stock paid to Lifted’s then owner NWarrender. The $7,500,000 money component of the purchase consideration was paid to NWarrender in the form of $3,750,000 in cash at closing and a $3,750,000 promissory note that accrued interest at the rate of 2% per annum (“$3.75M Note”).

The $3.75M Note was secured by (a) a first lien security interest in all of the assets of the Company and Lifted; and (b) a pledge of: (i) all of the capital stock of Lifted; (ii) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (iii) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between NWarrender, as Secured Party, and the Company and Lifted, as Pledgors.

On December 30, 2021, the Company repaid all principal and interest due under the $3.75 M Note.

NWarrender kept $1,000,000 of the repayment of the $3.75M Note, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 to LIFD and Lifted (collectively “Payors”) at the rate of 2.5% (the “$2.75M Note”). The $2.75M Note payable jointly by the Company and Lifted to NWarrender was secured by a perfected first lien security interest (the “Security Interest”) that encumbers all of the assets of the Company and Lifted. The Company was obligated to pay off the principal of the $2.75M Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

On June 7, 2022, LFTD Partners prepaid $916,666 of the principal of the $2.75 M Note, and $29,384 of related accrued interest through that date, which left $1,833,334 remaining principal on the $2.75M Note. On July 5, 2022, we entered into an agreement (“Acceleration Agreement”) with NWarrender. Under the terms of the Acceleration Agreement, we were obligated to repay the remaining principal balance as follows: $1,374,999 on or before December 31, 2022, and $458,335 on or before December 31, 2024. Then, on July 8, 2022, we prepaid $916,666, along with accrued interest, and then, as described in NOTE 16 – SUBSEQUENT EVENTS, on July 25, 2022, we prepaid the remaining principal balance of $916,668 and accrued interest in full. The interest paid on July 8, 2022 and July 25, 2022 totaled $1,597.

Obligation to Purchase Headquarters Building

Toward the end of 2020, NWarrender, through his assigned entity 95th Holdings, LLC, purchased a building located at 5511 95th Avenue in Kenosha, Wisconsin (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with 95th Holdings, LLC, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to variation based on a formula agreed upon by the parties. Pursuant to an agreement with Warrender on December 30, 2021, the parties agreed to set the purchase price for the 5511 Building at $1,375,000. Prior to the Acceleration Agreement, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building has been extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raise $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the 5511 Building from 95th Holdings, LLC at the agreed upon $1,375,000 purchase price within two days.

Sublease For Commuter Employees

On July 6, 2022, Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease costs $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that we anticipate will be commercially typical costs. The sublease is retroactively effective as of June 1, 2022 and for a five-month term that extends to through October 31, 2022. The purpose of the sublease is to make available office space for the members of Lifted’s sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor is one of our affiliates, Bill McLaughlin, Lifted’s Chief Strategy Officer. The sublease is structured so that Mr. McLaughlin's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that Mr. McLaughlin does not realize a cashflow profit or loss from the sublease.

Termination of Letter of Intent relating to the proposed acquisition by the Company of Savage Enterprises, Premier Greens LLC and MKRC Holdings, LLC

On December 15, 2021, the Company, our Chairman and CEO Gerard M. Jacobs (“GJacobs”), our President and CFO William C. “Jake” Jacobs (“WJacobs”), and our Vice Chairman and COO NWarrender, Savage Enterprises, a Wyoming corporation (“Savage”), Premier Greens LLC, a California limited liability company (“Premier Greens”), MKRC Holdings, LLC, a Wyoming limited liability company (“MKRC”), Christopher G. Wheeler (“Wheeler”), and Matt Winters (“Winters”), mutually stipulated to terminate the Letter of Intent dated June 15, 2021 that set out the Company’s possible acquisition of Savage, Premier Greens and MKRC.

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

Capital Raise

Cash on hand is currently limited, so in order to close future acquisitions, and potentially also in order to pay other corporate obligations such as certain bonuses, our company-wide bonus pool, and/or income taxes, it may be necessary for us to raise substantial additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

We are currently exploring the possibility of raising $5 million or more through some combination of debt and equity offerings in order to purchase for $1.375 million the building located at 5511 95th Avenue, Kenosha, Wisconsin, that is currently being rented by Lifted, to pay off other liabilities of the Company and Lifted such as certain bonuses, our company-wide bonus pool, and/or income taxes, and to pay transactional fees and expenses. If we proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a Canadian stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

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

Use of Estimates – The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include the allowance for doubtful accounts, sales allowance, estimated useful lives of property, plant and equipment, valuation allowance on deferred income tax assets and the fair value of stock options and warrants.

Cash and Cash Equivalents – Cash and cash equivalents as of June 30, 2022 and December 31, 2021 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded (the “Allowance for Doubtful Accounts”), which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. As of December 31, 2021, the Company implemented a new policy regarding allowances for doubtful accounts, which is that all accounts receivable older than 90 days at quarter end are accrued for in allowances for doubtful accounts. Allowances for doubtful accounts of $162,392 and $239,101 were recorded at June 30, 2022 and December 31, 2021, respectively.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Raw Goods	$3,607,668	$2,927,727
Finished Goods	$6,441,576	$882,217
Total Inventory	$10,049,245	$3,809,944

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At June 30, 2022, $97,574 of overhead costs were allocated to finished goods. In comparison, during the quarter ended June 30, 2021, $24,979 of overhead costs were allocated to finished goods.

During the quarter ended June 30, 2022, $238,048 of obsolete and spoiled inventory was written off. In comparison, during the quarter ended June 30, 2021, $150,115 of obsolete and spoiled inventory was written off.

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

Security Deposits – The Company has not paid a security deposit for its leased facility located at 5511 95th Avenue, Kenosha, WI 53144 for the Company’s current office, manufacturing and warehouse space.

The Company has paid security deposits for its leased facilities located at 8920 58th Place, Suite 850, Kenosha, WI 53144, and 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144. The Company has accrued for the payment of a security deposit for its leased facility located at 9560 58th Place, Suite 360, Kenosha, WI 53144.

The Company has also paid a security deposit for office space located at 2701-09 West Fulton PH, Chicago, Illinois 60612.

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

Revenue – The Company recognizes revenue in accordance with Accounting Standards Codification 606.

The majority of the Company’s sales are of branded products goods to distributors, wholesalers, and end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. The majority of the Company’s sales are to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. Distributors primarily sell Lifted’s products to vape and smoke shops, stores specializing in cannabinoid-infused products, convenience stores, gas stations, health food stores, and other outlets.

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

As of June 30, 2022, the Company recorded a sales allowance of $71,484 for future discounts/refunds and product returns based on historical discounts/refunds.

Disaggregation of Revenue

During the quarter ended June 30, 2022, approximately 99.9% of the Company’s sales occurred inside of the United States of America. During the quarter ended June 30, 2021, nearly all of the Company’s sales occurred inside of the United States of America as well.

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

Shown below is a table showing the approximate disaggregation of historical revenue:

Type of Sale	For the three months ended June 30, 2022	% of Net Sales	For the three months ended June 30, 2021	% of Net Sales	For the six months ended June 30, 2022	% of Net Sales	For the six months ended June 30, 2021	% of Net Sales
Net sales of raw materials to customers	$13,250	0.1%	$39,039	0.6%	$18,632	0.1%	$49,735	0.5%
Net sales of products to private label clients	-	0.0%	1,269,983	19.0%	84,142	0.2%	2,028,123	20.2%
Net sales of products to wholesalers	1,945,785	11.6%	974,726	14.6%	4,420,993	12.7%	1,586,767	15.8%
Net sales of products to distributors	14,350,448	85.5%	4,057,683	60.6%	27,739,730	79.6%	5,786,478	57.6%
Net sales of products to end consumers	467,019	2.8%	353,714	5.3%	2,601,882	7.5%	597,312	5.9%
Net Sales	$16,776,502	100.0%	$6,695,144	100.0%	$34,865,379	100.0%	$10,048,414	100.0%

Deferred Revenue

Amounts received from a customer before the purchased product is shipped to the customer is treated as deferred revenue. If cash is not received, an accounts receivable is recognized for the invoiced order, but revenue is not recognized until the order is fully shipped. Accounts receivable includes amounts associated with partially shipped orders, for which the unshipped portion is a contract asset. Contract assets represent invoiced but unfulfilled performance obligations.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Contract Assets (invoiced but unfulfilled performance obligations)	$633,729	$1,650,258

Deposits from customers for unfulfilled orders	$-	$524,135

Total Deferred Revenue	$633,729	$2,174,393

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Finished goods that are sold account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. $238,048 and $150,115 of cost of goods sold relates to spoiled and obsolete inventory written off during the quarters ended June 30, 2022 and June 30, 2021, respectively.

Operating Expenses – Operating expenses include payroll, consulting and independent contractor expenses, the accrual for the company-wide management bonus pool, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, and depreciation and amortization. Total operating expenses increased to $3,634,615 for the quarter ended June 30, 2022, up from $2,102,652 during the quarter ended June 30, 2021.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income/(Loss)	$3,219,460	$1,596,154	$6,164,253	$2,214,512

Weighted average number of common shares outstanding:
Basic	14,099,007	11,042,657	14,058,517	9,259,696
Diluted	15,906,205	14,381,105	15,865,715	12,598,144

Basic Net Income (Loss) per Common Share	$0.23	$0.14	$0.44	$0.24
Diluted Net Income (Loss) per Common Share	$0.20	$0.11	$0.39	$0.17

As of June 30, 2022, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (d) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (e) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

At June 30, 2022, the Company had Series A Preferred Stock outstanding convertible into 450,000 shares of common stock; these are included in the diluted earnings calculation. Also at June 30, 2022, the Company had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at June 30, 2022 ($4.00/share).

In comparison, as of June 30, 2021, in addition to our outstanding common stock, there were (a) options to purchase 1,151,698 shares of common stock at $2.00 per share, (b) warrants to purchase 205,500 shares of common stock at $1 per share, (d) rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share, (e) financing warrants to purchase 31,250 shares of common stock at $0.03 per share, and (f) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 2,625,000 shares of common stock at between $0.01 and $1.85 per share: as of June 30, 2021, of these, rights to purchase warrants to purchase 1.25 million shares of our common stock are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: as of June 30, 2021, of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

Also outstanding at June 30, 2021, the Company had Series A Preferred Stock outstanding convertible into 575,000 shares of common stock; these are included in the diluted earnings calculation. At June 30, 2021, the Company also had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are also included in the diluted earnings calculation.

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

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the three and six months ended June 30, 2022, the Company incurred $110,797 and $216,397, respectively, in advertising and marketing expenses, which primarily related to trade shows, marketing, and promotional products. In comparison, during the three and six months ended June 30, 2021, the Company incurred $98,133 and $150,160 in advertising and marketing expenses, of which were primarily public relations and digital marketing.

Compensated Absences – During the year ended December 31, 2021, paid time off (“PTO”) was provided to employees who obtained approval for it from NWarrender. Any approved PTO was granted at NWarrender’s discretion, and mandatory PTO was zero days, thus no accrual was necessary at June 30, 2021. Effective January 1, 2022, certain PTO policies have been adopted by Lifted, and a PTO accrual of $22,300 was recognized at June 30, 2022.

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements.

Reclassifications – Some items from the prior period have been reclassified within the financial statements to conform with the current presentation.

NOTE 3 – SELECTED QUARTERLY FINANCIAL INFORMATION

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended March 31, 2022	For the Three Months Ended December 31, 2021	For the Three Months Ended September 30, 2021	For the Three Months Ended June 30, 2021	For the Three Months Ended March 31, 2021	For the Three Months Ended December 31, 2020	For the Three Months Ended September 30, 2020
Net Sales	$16,776,502	$18,088,877	$12,787,566	$8,820,952	$6,695,144	$3,353,270	$2,196,518	$1,509,437
Cost of Goods Sold	8,713,590	10,103,893	6,252,549	4,720,057	3,035,630	1,707,523	1,312,946	878,327
Gross Profit	8,062,912	7,984,984	6,535,017	4,100,895	3,659,515	1,645,747	883,572	631,110
Operating Expenses:
Payroll, Consulting and Independent Contractor Expenses	1,811,678	1,854,151	1,719,305	803,796	791,000	307,524	211,851	275,149
Accrual for Company-Wide Management Bonus Pool	1,152,162	969,370	-	400,000	816,388	342,947	-	-
Management Bonuses	-	-	650,000	-	-	-	-	-
Professional Fees	203,402	117,226	133,300	139,526	133,892	93,033	80,810	50,235
Bank Charges and Merchant Fees	132,470	133,036	103,647	104,485	118,055	66,570	27,824	14,702
Advertising and Marketing	110,797	105,601	100,446	86,438	98,133	52,027	22,384	26,670
Bad Debt Expense	(311,209)	248,000	299,000	61,449	19,196	977	2,915	94,251
Depreciation and Amortization	6,706	2,703	5,805	16,344	26,215	41,783	5,245	5,092
Other Operating Expenses	528,608	382,462	278,024	170,820	99,773	80,394	56,902	51,289
Total Operating Expenses	3,634,615	3,812,549	3,289,526	1,782,858	2,102,652	985,254	407,931	517,388
Income From Operations	4,428,297	4,172,436	3,245,491	2,318,037	1,556,863	660,493	475,641	113,722
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	-	-	(100,172)	(44,858)	(43,330)	(7,211)	(4,429)	-
Impairment of Investment in SimplyLifted	-	-	(388,727)	-	-	-	-	-
Income from SmplyLifted for WCJ Labor	-	-	144	313	769	1,072	-	-
Loss on Lease Modification	-	-	(1,445)	-	-	-	-	-
Interest Expense	(26,928)	(31,731)	(35,314)	(35,368)	(35,398)	(36,347)	(19,281)	(19,281)
Dividend Income	-	-	2,495	-	-	-	2,495	-
Warehouse Buildout Credits	-	-	-	-	600	600	600	600
Penalties	222	(1,952)	(5,434)	(2,162)	-	(450)	-	-
Gain on Forgiveness of Debt	-	5,026	521	-	151,147	-	81,272	-
Settlement Income/Gain on Settlement	108,570	-	-	-	-	-	12,500	-
Gain/(Loss) on Disposal of Fixed Assets	-	-	-	-	(4,750)	-	-	-
Loss on Deposits	-	-	(1,600)	-	(30,000)	-	-	-
Interest Income	521	491	694	217	253	202	733	782
Total Other Income/(Expenses)	82,385	(28,165)	(528,837)	(81,859)	39,292	(42,134)	73,890	(17,899)
Income Before Provision for Income Taxes	4,510,682	4,144,270	2,716,654	2,236,178	1,596,154	618,359	549,531	95,823
Provision for Income Taxes	(1,291,222)	(1,199,478)	(1,367,362)	-	-	-	-	-
Net Income Attributable to LFTD Partners Inc. common stockholders	$3,219,460	$2,944,793	$1,349,292	$2,236,178	$1,596,154	$618,359	$549,531	$95,823

Earnings Per Common Share Attributable to LFTD Partners Inc. common shareholders:
Basic	$0.23	$0.21	$0.10	$0.17	$0.14	$0.08	$0.06	$0.01
Diluted	$0.20	$0.18	$0.08	$0.14	$0.11	$0.04	$0.02	$0.01

Weighted average number of common shares outstanding
Basic	14,099,007	14,017,578	14,005,567	13,015,717	11,042,657	7,456,925	6,463,301	6,460,236
Diluted	15,906,205	15,924,776	15,962,765	16,257,915	14,381,105	16,084,794	16,040,170	6,460,236

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

NOTE 5 - RISKS AND UNCERTAINTIES

Going Concern – Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $5,260,977 as of June 30, 2022. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Prior to the Acceleration Agreement, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building has been extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raise $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the Property from 95th Holdings, LLC at the agreed upon $1,375,000 purchase price within two days.

The Company is also accruing 3% annual dividends on its Series A and Series B Convertible Preferred Stock.

Also, on February 14, 2022, NWarrender, GJacobs and WJacobs (together the “Parties”) and LFTD Partners, entered into an agreement (the “Amended Omnibus Agreement”) that amends in part the Agreement dated as of December 30, 2021 entered into by and among LFTD Partners Inc., the Parties, Lifted Liquids, Inc. d/b/a Lifted Made and 95th Holdings, LLC (the “Omnibus Agreement”). The Amended Omnibus Agreement (1) terminates the right for the Parties to receive bonus compensation in regard to 2021 that is in excess of the Modified 2021 Bonus Pool Amount of $1,556,055 set out in the Omnibus Agreement; (2) places a cap on the 2022 company-wide bonus pool such that the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share; and (3) the $500,000 of additional bonus set out in the Omnibus Agreement, is now allocated and defined as a retention bonus of $166,667 to each of NWarrender, GJacobs and WJacobs to be paid at the end of 2022 so long as each respective executive has not earlier resigned from LFTD Partners.

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

During 2022, Lifted for the first time hired an outside laboratory to conduct research and development on a potential new, non-hemp-derived psychedelic product (the “New Psychedelic Product”) for a total of $19,800. As of today, such research and development of the New Psychedelic Product has been put on hold and is being evaluated. There is no guarantee whether this research and development will be successful in generating the New Psychedelic Product that can be sold, or if it can be sold, that it will be successful.

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

Customer Concentration Risk – During the quarter ended June 30, 2022, twelve customers made up approximately 50% of Lifted Made’s sales. In comparison, during the quarter ended June 30, 2021, five customers made up approximately 32% of Lifted Made’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the quarter ended June 30, 2022, approximately 73% of the Inventory that Lifted purchased were from five vendors. In comparison, regarding the purchases of Inventory during the quarter ended June 30, 2021, approximately 74% of the Inventory was from five vendors.

The loss of Lifted’s relationships with these customers and vendors could have a material adverse effect on Lifted’s business.

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

The qualitative assessments at the end of quarters one, two and three are done via conference or video calls with the management teams of Ablis, Bendistillery and Bend Spirits. The qualitative assessment at the end of quarter four relating to these entities also includes review of their respective financial statements that have been reviewed by a third party accounting firm. At that time, the Company performs an annual impairment assessment. The reviewed financial statements of these companies are not audited, and the Company is not active in the management of these companies, and except for these companies’ quarterly meetings with the management of the Company, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies and to reviews of those reviewed financial statements.

On July 21, 2022, a video conference meeting of the board of directors and management of Ablis, Bendistillery and Bend Spirits, and GJacobs and WJacobs was held. During this meeting, the management of Ablis, Bendistillery and Bend Spirits discussed the performance of Ablis, Bendistillery and Bend Spirits during the three months ended June 30, 2022. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: positive cash flow, positive growth in sales, net profit and new product launches. The information that was shared by the management of Bendistillery and Bend Spirits included, among other things: increased revenue of Bendistillery from the second quarter of 2021 to the second quarter of 2022, and existing markets and new markets opening up, and the building up of inventory.

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

The Company performed its annual fair value assessment at December 31, 2021 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. The factors that led the Company to this conclusion include, among other things: continued growth in sales and profitability year-over-year, the launch of first-to-market, ground-breaking new products, the addition of more and more wholesalers and distributors nationwide, increased sales to wholesalers and end consumers, the continued growth of Lifted’s flagship brand Urb Finest Flowers, and continued positive publicity of Lifted.

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

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	June 30, 2022	December 31, 2021
Machinery & Equipment	$266,742	$258,533
Leasehold Improvements	$171,294	$152,985
Trade Show Booths	$23,488	$23,488
Vehicles	$75,047	$22,309
Computer Equipment	$7,312	$7,312
Furniture & Fixtures	$52,594	$46,553
Sub-total:	$596,476	$511,180

Less: accumulated depreciation	$(135,669)	$(77,967)
	$460,808	$433,213

The useful lives of the Company’s fixed assets by asset class are as follows:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Depreciation expense of $16,402 and $31,575 was recognized during the three and six months ended June 30, 2022. In comparison, depreciation expense of $13,461 and $42,490 was recognized during the three and six months ended June 30, 2021, respectively.

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

NOTE 9 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $347 and $693 in amortization related to the website was recognized during the three and six months ended June 30, 2022. In comparison, $417 and $834 in amortization related to the website was recognized during the three and six months ended June 30, 2021.

NOTE 10 – RELATED PARTY TRANSACTIONS

Sublease For Commuter Employees

On July 6, 2022, our wholly owned subsidiary Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease costs $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that we anticipate will be commercially typical costs. The sublease is retroactively effective as of June 1, 2022 and for a five-month term that extends to through October 31, 2022. The purpose of the sublease is to make available office space for the members of Lifted Made's sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor is one of our affiliates, Bill McLaughlin, Lifted’s Chief Strategy Officer. The sublease is structured so that Mr. McLaughlin's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that Mr. McLaughlin does not realize a cashflow profit or loss from the sublease.

Shipping Costs

Lifted has shared a shipping account with a company operated by NWarrender’s father, Robert T. Warrender II, who is also an employee of Lifted and a member of the board of directors of LFTD Partners Inc. Lifted did this in an effort to reduce shipping costs, as the shipper gave a price discount based on volume. Lifted reimbursed Robert T. Warrender II’s company for the cost of shipping. During the six months ended June 30, 2022, Robert T. Warrender II’s company refunded Lifted a net amount of $7,377. In comparison, during the quarter ended June 30, 2021, Lifted reimbursed Robert T. Warrender II’s company $32,536 in shipping costs.

Robert T. Warrender II

In January 2022, Lifted hired Robert T. Warrender II, NWarrender’s father, as an employee. Robert T. Warrender II is also a Director of LFTD Partners Inc. During the three and six months ended June 30, 2022, $13,846 and $23,077 in wages were paid to Robert T. Warrender II. $950 in expense reimbursements were owed to Robert T. Warrender II as of June 30, 2022.

Robert T. Warrender III

During the three and six months ended June 30, 2022, $20,961 and $54,384 in sales commissions were paid to Robert T. Warrender III, who is NWarrender’s brother, and Director Robert T. Warrender II’s son.

In comparison, during the three and six months ended June 30, 2021, $15,410 and $17,482 in sales commissions were paid to Robert T. Warrender III.

Vincent J. Mesolella

During the quarter ended March 31, 2022, Lead Outside Director Vincent J. Mesolella was paid $40,000 of the Modified 2021 Bonus Pool Amount.

During each of the first and second quarters of 2022, Mr. Mesolella also received his $4,000 quarterly director fee.

Joshua A. Bloom

During the quarter ended March 31, 2022, Dr. Joshua A. Bloom, Director, was paid $20,000 of the Modified 2021 Bonus Pool Amount.

During each of the first and second quarters of 2022, Dr. Bloom also received his $4,000 quarterly director fee.

Richard E. Morrissy

During each of the first and second quarters of 2022, Richard E. Morrissy, Director, received his $4,000 quarterly director fee.

James S. Jacobs

During each of the first and second quarters of 2022, Dr. James S. Jacobs, Director, received his $4,000 quarterly director fee.

Kevin J. Rocio

During each of the first and second quarters of 2022, Kevin J. Rocio, Director, received his $4,000 quarterly director fee.

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

As of June 30, 2021, there was total interest of $4,789 payable to Gerard M. Jacobs.

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

As of June 30, 2021, there was total interest of $1,984 payable to William C. “Jake” Jacobs.

At March 31, 2021, $2,681 in income tax previously erroneously paid by William C. Jacobs to the Illinois Department of Revenue during the year ended December 31, 2021, and refunded back to Lifted by the Illinois Department of Revenue in January 2021, was payable by Lifted to William C. Jacobs.  This amount was repaid during the quarter ended June 30, 2021.

Nicholas S. Warrender

On February 24, 2020 we closed on the acquisition of 100% of the ownership of CBD-infused products maker Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) of Zion, Illinois (the “Merger”), for consideration of (1) $3,750,000 in cash, (2) $3,750,000 in the form of a secured promissory note accruing interest of 2% per year, (3) 3,900,455 shares of unregistered common stock of the Company (the “Stock Consideration”), (4) 645,000 shares of unregistered common stock of the Company that constitute deferred contingent compensation to be issued and delivered to certain persons specified by NWarrender in a schedule delivered by NWarrender to the Company at the closing of the Merger (the “Deferred Contingent Stock”), and (5) warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by NWarrender in a schedule delivered by NWarrender to the Company at the closing of the Merger (the “Warrants”).

On December 30, 2021, LIFD repaid all principal and interest due under the $3.75 M Note between NWarrender and LIFD dated February 24, 2020 that was a portion of the Merger Consideration paid by LIFD to NWarrender under the Merger Agreement. Pursuant to the terms of that promissory note, the unpaid balance of the note accrued interest at the rate of 2% per annum.

On December 30, 2021, NWarrender kept $1,000,000 of the repayment, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 back to LIFD at the rate of 2.5% (the “$2.75M Note”).

Prior to July 25, 2022 the $2.75 M Note payable jointly by the Company and Lifted to NWarrender was secured by a perfected first lien security interest (the “Security Interest”) that encumbered all of the assets of the Company and Lifted. The Company was obligated to pay off the principal of the $2.75 M Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

On June 7, 2022, LFTD Partners prepaid $916,666 of the principal of the $2.75M Note, and $29,384 of related accrued interest through that date, which left $1,833,334 remaining principal on the $2.75M Note. On July 5, 2022, we entered into an agreement (“Acceleration Agreement”) with NWarrender. Under the terms of the Acceleration Agreement, we were obligated to repay the remaining principal balance as follows: $1,374,999 on or before December 31, 2022, and $458,335 on or before December 31, 2024. Then, on July 8, 2022, we prepaid $916,666, along with accrued interest, and then, as described in NOTE 16 – SUBSEQUENT EVENTS, on July 25, 2022, we prepaid the remaining principal balance of $916,668 and accrued interest in full. The interest paid on July 8, 2022 and July 25, 2022 totaled $1,597.

In comparison, as of June 30, 2021, in addition to the $3.75M Note owed to NWarrender, there was also related interest payable of $101,301 owed to NWarrender.

Bonus

During the quarter ended March 31, 2022, NWarrender was also paid $680,000 of the Modified 2021 Bonus Pool Amount.

Obligation to Purchase Headquarters Building

Toward the end of 2020, NWarrender, through his assigned entity 95th Holdings, LLC, purchased a building located at 5511 95th Avenue in Kenosha, Wisconsin (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with 95th Holdings, LLC, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to variation based on a formula agreed upon by the parties. Pursuant to an agreement with Warrender on December 30, 2021, the parties agreed to set the purchase price for the 5511 Building at $1,375,000. Prior to the Acceleration Agreement, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building has been extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raise $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the 5511 Building from 95th Holdings, LLC at the agreed upon $1,375,000 purchase price within two days.

SmplyLifted LLC

On a quarterly basis, SmplyLifted LLC reimbursed Lifted for WJacobs’ time as the Chief Financial Officer at WJacobs’ hourly rate. As of June 30, 2021, SmplyLifted LLC owed $769 to Lifted as reimbursement for WJacobs’ time as the Chief Financial Officer.

On February 2, 2021, Lifted owed SmplyLifted $450; on February 10, 2021, Lifted paid SmplyLifted the $450.

As of March 31, 2021, Lifted owed SmplyLifted $9,719. Between April 1, 2021 and April 5, 2021, Lifted paid SmplyLifted the $9,719.

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owns a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both located in Kenosha, Wisconsin. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. During the three and six months ended June 30, 2022, Corner Vapory LLC purchased $24,873 and $31,104, respectively, worth of products from Lifted, and Lifted recorded a receivable of $24,873 from Corner Vapory as of June 30, 2022.

In comparison, during the three and six months ended June 30, 2021, Corner Vapory LLC purchased $12,036 and $14,834 worth of products from Lifted, and Lifted recorded a receivable of $909 from Corner Vapory LLC as of June 30, 2021.

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

Landlord is an entity owned by NWarrender, the Company’s Vice Chairman and COO, the CEO of Lifted, and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender is able to benefit through his entity 95th Holdings, LLC by receiving rent and by eventually selling the Premises to Lifted.

During the quarter ended June 30, 2022, Lifted paid $17,567 in rent to 95th Holdings, LLC. In comparison, during the quarter ended June 30, 2021, Lifted paid a total of $17,222 in rent to 95th Holdings, LLC. Lifted also paid property taxes of $2,383 via 95th Holdings, LLC.

Under the terms of the Omnibus Agreement, Lifted is obligated to purchase the Premises from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000. Pursuant to the terms of the Acceleration Agreement, the purchase date has been delayed until on or before December 31, 2023.

Liquid Event Marketing

Liquid Event Marketing is a company owned by Lifted’s Director of Operations, who was hired by Lifted on March 29, 2021. During the quarter and six months ended June 30, 2022, Lifted purchased $6,470 of services from Liquid Event Marketing, and no amounts were payable to Liquid Event Marketing as of June 30, 2022.

In comparison, during the quarter ended June 30, 2021, Lifted paid Liquid Event Marketing $54,829 for the purchase and installation of fixed assets and other services. There was a payable of $26,465 owed by Lifted to Liquid Event Marketing at June 30, 2021. As of June 30, 2021, there were also expense reimbursements totaling $7,966 owed by Lifted to Lifted’s Director of Operations. During the quarter ended March 31, 2021, Lifted paid Liquid Event Marketing $118,612 for the purchase of fixed assets, the installation of fixed assets, and other services. There was no payable owed by Lifted to Liquid Event Marketing at March 31, 2021.

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

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of June 30, 2022, 61,650 shares of Series A Preferred Stock have been converted into a total of 6,165,000 shares of common stock of the Company, which leaves 4,500 shares of Series A Preferred Stock currently outstanding.

As of June 30, 2022 and December 31, 2021, the Company has accrued a liability of $2,435 and $11,926, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the three and six months ended June 30, 2022, a total of $14,147 and $17,147, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the three and six months ended June 30, 2021, a total of $99,462 and $199,186, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of June 30, 2022, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding.

As of June 30, 2022 and December 31, 2021, the Company has accrued a liability of $4,771 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three and six months ended June 30, 2022, no cash dividends were paid to the Series B Convertible Preferred Stock holders. In comparison, during the three and six months ended June 30, 2021, a total of $0 and $5,844, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Share-Based Compensation

No share-based compensation expense was recognized during the three or six months ended June 30, 2022 or June 30, 2021.

The following is a summary of share-based compensation, stock option and warrant activity as of June 30, 2022 and changes during the quarter then ended:

		Weighted-Average	Weighted-Average Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, April 1, 2022	4,877,198	$3.34	2.81	$5,264,178

Exercisable Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, June 30, 2022	2,882,198	$3.55	2.55	$2,834,897
Outstanding Options, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, June 30, 2022	3,627,198	$3.85	2.57	$2,834,897

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

Under the terms of the Omnibus Agreement, Lifted was obligated to purchase the Premises from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000. As a result, as of December 31, 2021, the Company modified its methodology for accounting of this finance lease (the “Modification Date”), such that the only liability recognized as of December 31, 2021 was a current (within one year) liability, and there was no long-term liability recognized. An immaterial loss on lease modification of $1,446 was also recognized as of the Modification Date. The Finance Lease Right-of-Use Asset value was reduced to reflect the fixed purchase price agreed to under the Omnibus Agreement.

Pursuant to the Acceleration Agreement, Lifted’s obligation to purchase the Premises from Landlord was delayed to on or before December 31, 2023.

Prior to the signing of the Acceleration Agreement, the Finance Lease Right-of-Use Asset was to be amortized over its useful life (39 years) on a prospective basis from the Modification Date. That is, the Finance Lease Right-of-Use Asset was previously amortized over the lease term, but given mandatory purchase by December 31, 2022, the Finance Lease Right-of-Use Asset will be amortized over 39 years starting on the Modification Date. As a result of the signing of the Acceleration Agreement, the accounting for the Finance Lease Right-of-Use Asset will be adjusted accordingly.

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

Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin

On November 17, 2021, Lifted entered into a lease agreement with TI for office and warehouse space located at 8910 58th Place, Suites 600 & 700, Kenosha, WI 53144 (the “Second 58th Lease”). The Second 58th Lease is used for raw goods storage.

The term of the Second 58th Lease commenced on January 1, 2022. The initial term of the Second 58th Lease will extend approximately five years, unless extended or earlier terminated in accordance with the Second 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Second 58th Lease for an additional term.

Under the terms of the Second 58th Lease, Lifted will lease the approximately 8,000 square feet at 8910 58th Place, Suites 600 & 700, Kenosha, WI and pay a base square foot charge of $6.00 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. Lifted will also be responsible for paying its proportionate share of real estate taxes and other operating costs. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
01/01/2022 – 12/31/2022	$4,000.00
01/01/2023 – 12/31/2023	$4,120.00
01/01/2024 – 12/31/2024	$4,243.60
01/01/2025 – 12/31/2025	$4,370.91
01/01/2026 – 12/31/2026	$4,502.34

Lease of Space Located at 9560 58th Place Suite 360, Kenosha, Wisconsin

On May 31, 2022, Lifted entered into another lease agreement with TI for office and warehouse space located at 9560 58th Place, Suite 360, Kenosha, WI 53144 (the “Third 58th Lease”). The Third 58th Lease is expected to facilitate the internalization of certain packing functions, as well as provide additional needed office space.

The term of the Third 58th Lease will commence on July 1, 2022 (the “Commencement Date”). The initial term of the Third 58th Lease will extend approximately five years from the Commencement Date and ending June 30, 2027, unless extended or earlier terminated in accordance with the Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Third 58th Lease for an additional term.

Under the terms of the Third 58th Lease, Lifted will lease approximately 6,132 square feet at 9560 58th Place, Suite 360, Kenosha, WI 53144 and pay an initial base square foot charge of $10.75 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. Lifted will also be responsible for paying its proportionate share of real estate taxes and other operating cost. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
07/01/2022 – 06/30/2023	$5,493.25
07/01/2023 – 06/30/2024	$5,630.58
07/01/2024 – 06/30/2025	$5,771.35
07/01/2025 – 06/30/2026	$5,915.63
07/01/2026 – 06/30/2027	$6,063.52

Sublease of Space Located at 2701-09 West Fulton PH, Chicago, Illinois 60612

On July 6, 2022, Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease costs $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that we anticipate will be commercially typical costs. The sublease is retroactively effective as of June 1, 2022 and for a five-month term that extends to through October 31, 2022. The purpose of the sublease is to make available office space for the members of Lifted’s sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor is one of our affiliates, Bill McLaughlin, Lifted’s Chief Strategy Officer. The sublease is structured so that Mr. McLaughlin's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that Mr. McLaughlin does not realize a cashflow profit or loss from the sublease.

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

Third Party Facilities

From time to time, the Company maintains inventory at third party copacker facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2022
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $40,857	Non-Current Assets	$266,625

Liability	Balance Sheet Line	June 30, 2022
Operating Lease Liabilities	Current Liabilities	$66,049
	Non-Current Liabilities	$202,714

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2022
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $277,549	Non-Current Assets	$1,296,000

Liability	Balance Sheet Line	March 31, 2022
Finance Lease Liabilities	Current Liabilities	$(18,017)
	Non-Current Liabilities	$1,362,020

Lease Costs

The table below summarizes the components of lease costs for the following periods:

Lease Cost:	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Finance lease expense:
Amortization of Right-of-Use Assets	$12,337	$12,337
Interest on lease liabilities	11,232	$13,224
Operating lease expense	20,147	$3,200
Total	$43,716	$28,761

Lease Cost:	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Finance lease expense:
Amortization of Right-of-Use Assets	$24,673	$24,673
Interest on lease liabilities	22,521	$26,485
Operating lease expense	40,295	$8,000
Total	$87,489	$59,158

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

Maturity Analysis as of June 30, 2022:

	Finance	Operating
2022	$35,133	$71,550
2023	1,445,970	146,018
2024	-	142,211
2025	-	122,573
2026	-	125,903
Thereafter	-	36,381
Total	1,481,103	644,636
Less: Present value discount	(137,099)	(85,858)
Lease liability	$1,344,004	$558,778

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

At June 30, 2022, the bonus payable to the Chief Strategy Officer totaled $538,825. This bonus is accrued for in the Accrued Liabilities account on the Consolidated Balance Sheets.

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

NOTE 14 – COMPANY-WIDE MANAGEMENT BONUS POOL

Pursuant to the employment agreements entered into between the Company and its three principal executives GJacobs, WJacobs and NWarrender (individually, “Executive”), the Company is obligated to compensate management of the Company via a management bonus pool.

For each fiscal year during the Employment Term, the Executive shall be eligible to be considered for an annual bonus (the “Annual Bonus”) as part of a Company-wide management bonus pool arrangement. During the fourth quarter of each year, the Chairman of the Compensation Committee of the Board (the “Compensation Committee”) shall recommend in writing a consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) target (each, a “Target”) for the following year (the “Target Year”), which Target must be approved in writing by each of the following for as long as he remains employed by the Company: GJacobs, WJacobs, and NWarrender (collectively, and with respect to each for only as long as he is an employee of the Company, the “Executive Management Group”). If the Chairman of the Compensation Committee does not recommend in writing a Target for a Target Year that is approved in writing by all of the members of the Executive Management Group prior to the commencement of the Target Year, then the Target for the Target Year shall be equal to the actual consolidated EBITDA of the Company and its subsidiaries during the then-current year (i.e., the year preceding the Target Year) as certified in writing by the Company’s outside firm of independent certified public accountants. If the actual consolidated EBITDA of the Company and its subsidiaries during the Target Year as certified in writing by the Company’s outside firm of independent certified public accountants exceeds the Target (the amount by which the actual consolidated EBITDA of the Company and its subsidiaries during the Target Year as certified in writing by the Company’s outside firm of independent certified public accountants exceeds the Target, the “Excess Amount”), then cash equal to 33% of the Excess Amount shall be set aside by the Company as a cash management bonus pool (the “Bonus Pool”), and the amount of the Bonus Pool shall be allocated and paid out by the Company as bonuses or fees to the officers of the Company and its subsidiaries (and potentially, to directors or third parties who have significantly helped the Company and its subsidiaries during the Target Year), with the amount to be paid to each payee, including the amount of any Annual Bonus to be paid to the Executive, to be determined by unanimous written agreement of the Executive Management Group, in their sole discretion. The Executive expressly agrees and acknowledges that the amount of the Annual Bonus (if any) allocated and paid to the Executive as so determined by unanimous written agreement of the Executive Management Group shall be final, non-appealable, and binding upon the Executive, regardless of whether the Executive receives any Annual Bonus, and regardless of whether any Annual Bonus received by the Executive is higher or lower than any other person’s bonus, under any and all circumstances whatsoever. The Company shall pay the Executive the Annual Bonus, if any, no later than March 15th of the year following the applicable Target Year.) In the event that there is funding for the Bonus Pool but the Executive Management Group does not reach a unanimous decision on Bonus allocations, then no annual bonus shall be paid. The Annual Bonus Pool would then be placed in escrow and the Executive Management Group would mediate.

The company-wide Bonus Pool for 2021 was $1,559,334 (the “Modified 2021 Bonus Pool Amount”), which was the aggregate amount that was accrued for in LIFD’s financial statements covering the period from January 1, 2021 through September 30, 2021. The Modified 2021 Bonus Pool Amount was distributed during the quarter ended March 31, 2022.

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of June 30, 2022, the Company reported a company-wide bonus pool liability for 2022 of $2,121,532. In comparison, as of December 31, 2021, the Company reported a company-wide bonus pool accrual of $1,556,055.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Current
Domestic-Federal	$798,829	$-	$1,381,447	$-
Domestic-State	382,298	-	661,123	-
Texas Franchise Tax	13,948		56,528
Foreign	-	-	-	-
	1,195,074	-	2,099,098	-
Deferred
Domestic-Federal	$71,563	-	302,155	-
Domestic-State	$24,585	-	89,446	-
Foreign	-	-	-	-
	96,148	-	391,601	-
Total Provision (Benefit) for Income Taxes	$1,291,222	$-	$2,490,700	$-

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Domestic-Federal	$947,243	$335,192	$1,817,540	$465,048
State tax benefit, net of federal benefit	282,842	96,459	624,409	133,828
Non-deductible expenses	4,609	3,085	6,581	4,200
Texas franchise tax	56,528		56,528	-
Revision of prior years' deferred tax assets	-	-	-	-
Change in estimated future income tax rates	-	-	(131,918)	-
Change in valuation allowance	-	(434,737)	117,560	(603,075)
Total Provision (Benefit) for Income Taxes	$1,291,222	$-	$2,490,700	$-

Deferred tax assets and liabilities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
Deferred Tax Assets:
Stock-based compensation	$2,831,970	$2,714,410
Accrued Related Party Expenses	-	259,463
Impairment of SmplyLifted Note and Other Receivables	-	105,124
Allowance for Doubtful Accounts	45,818	64,661
Other	13,396	8,725
Less: Valuation allowance	(2,831,970)	(2,714,410)
Total Deferred Tax Assets	59,214	437,973

Deferred Tax Liabilities:
Depreciation & Amortization	(119,265)	(105,143)
Other	-	(1,279)
Total Deferred Tax Liabilities	(119,265)	(106,422)

Net Deferred Tax (Liabilities) Assets	$(60,051)	$331,551

NOTE 16 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this quarterly report on Form 10-Q and has noted the following subsequent events for disclosure purposes:

Acceleration Agreement

Prepayment of Remaining Secured Debt

On July 5, 2022, we entered into an agreement (“Acceleration Agreement”) with NWarrender. Under the terms of the Acceleration Agreement, we were obligated to repay the remaining principal balance as follows: $1,374,999 on or before December 31, 2022, and $458,335 on or before December 31, 2024. Then, on July 8, 2022, we prepaid $916,666, along with accrued interest, and then, on July 25, 2022, we prepaid the remaining principal balance of $916,668 and accrued interest in full. The interest paid on July 8, 2022 and July 25, 2022 totaled $1,597. In conjunction with the full and final repayment of the $2.75M Note, the related security interest in all of the assets of the Company and Lifted to NWarrender was terminated.

Obligation to Purchase Headquarters Building

Toward the end of 2020, NWarrender, through his assigned entity 95th Holdings, LLC, purchased a building located at 5511 95th Avenue in Kenosha, Wisconsin (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with 95th Holdings, LLC, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to variation based on a formula agreed upon by the parties. Pursuant to an agreement with Warrender on December 30, 2021, the parties agreed to set the purchase price for the 5511 Building at $1,375,000. Prior to the Acceleration Agreement, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building has been extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raise $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the 5511 Building from 95th Holdings, LLC at the agreed upon $1,375,000 purchase price within two days.

Lease of Space Located at 9560 58th Place Suite 360, Kenosha, Wisconsin

On May 31, 2022, Lifted entered into another lease agreement with TI for office and warehouse space located at 9560 58th Place, Suite 360, Kenosha, WI 53144 (the “Third 58th Lease”). The Third 58th Lease is expected to facilitate the internalization of certain packing functions, as well as provide additional needed office space.

The term of the Third 58th Lease will commence on July 1, 2022 (the “Commencement Date”). The initial term of the Third 58th Lease will extend approximately five years from the Commencement Date and ending June 30, 2027, unless extended or earlier terminated in accordance with the Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Third 58th Lease for an additional term.

Under the terms of the Third 58th Lease, Lifted will lease approximately 6,132 square feet at 9560 58th Place, Suite 360, Kenosha, WI 53144 and pay an initial base square foot charge of $10.75 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. Lifted will also be responsible for paying its proportionate share of real estate taxes and other operating cost. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
07/01/2022 – 06/30/2023	$5,493.25
07/01/2023 – 06/30/2024	$5,630.58
07/01/2024 – 06/30/2025	$5,771.35
07/01/2025 – 06/30/2026	$5,915.63
07/01/2026 – 06/30/2027	$6,063.52

Sublease of Space Located at 2701-09 West Fulton PH, Chicago, Illinois 60612

On July 6, 2022, Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease costs $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that we anticipate will be commercially typical costs. The sublease is retroactively effective as of June 1, 2022 and for a five-month term that extends to through October 31, 2022. The purpose of the sublease is to make available office space for the members of Lifted’s sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor is one of our affiliates, Bill McLaughlin, Lifted’s Chief Strategy Officer. The sublease is structured so that Mr. McLaughlin's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that Mr. McLaughlin does not realize a cashflow profit or loss from the sublease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc., formerly known as Acquired Sales Corp., had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $5,260,977 as of June 30, 2022. LFTD Partners Inc. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year, and has certain bonuses and our company-wide bonus pool being accrued. These matters raise substantial doubt about our ability to continue as a going concern.

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

Overview

Please refer to “NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.” for information.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of June 30, 2022 and December 31, 2021, as well as cash flows for the six months ended June 30, 2022 and 2021.

	June 30, 2022	December 31, 2021
Current Assets	$19,678,947	$13,152,696
Current Liabilities	9,394,627	11,906,270
Working Capital	10,284,320	1,246,426

	For the Six Months Ended
	June 30,
	2022	2021
Net Cash Provided by (Used in) Operating Activities	$529,492	$2,340,724
Net Cash Used in Investing Activities	$(85,297)	$(306,175)
Net Cash Provided By (Used In) Financing Activities	$1,704,217	$(244,573)

Comparison of the balance sheet at June 30, 2022 to December 31, 2021

Total current assets at June 30, 2022 of $19,678,947 were adequate for us to fund current operations; total current assets primarily consisted of inventory of $10,049,245, cash on hand of $3,751,144, net accounts receivable of $3,029,258, and prepaid expenses of $2,842,047. In comparison, consolidated current assets of $13,152,696 at December 31, 2021 primarily consisted of prepaid expenses of $4,262,237, inventory of $3,809,944, net accounts receivable of $3,461,499, and cash on hand of $1,602,731.

The buildup of our inventory to the level of $10,049,245 at June 30, 2022, reflects our strategy to have enough of our current product lineup on hand to meet anticipated customer demand, but also to try to schedule our production so that a significant portion of our lab and production staff could be allocated toward the production of certain new products that have been under research and development for months. However, this research and development took longer than expected. In addition, we have experienced delays in the supply of certain raw materials from China. Also, we have experienced slower sales in the second quarter and in the first half of the third quarter of 2022, which we believe is attributable, at least in part, to the seasonality of certain products. As a result of all these factors, as of the date of this report, Lifted Made has decided to furlough 69 of its lab and production workers for three weeks in August and early September 2022, to allow our supply chain to catch up. It is currently unclear what if any impact these furloughs will have on our financial results for the third and fourth quarters of 2022, other than temporarily reducing our labor costs.

At June 30, 2022 and December 31, 2021, our other assets primarily included goodwill of $22,292,767 related to the acquisition of Lifted on February 24, 2020. Also, at both June 30, 2022 and December 31, 2021, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. At June 30, 2022, we also reported a net finance lease right-of-use asset of $1,296,000, net fixed assets of $460,808, and a net operating lease right-of-use asset of $266,625. In comparison, at December 31, 2021, we reported a net finance lease right-of-use asset of $1,227,532, net fixed assets of $433,213, and a net operating lease right-of-use asset of $76,412.

At June 30, 2022, current liabilities of $9,394,627 primarily consisted of accounts payable and accrued expenses of $5,138,910, income tax payable of $985,932, deferred revenue of $633,729, the current portion of the note payable to NWarrender of $458,335, and a company-wide management bonus pool accrual of $2,121,532. In comparison, current liabilities as of December 31, 2021 of $11,906,270 primarily consisted of accounts payable and accrued expenses of $4,671,382, deferred revenue of $2,174,393, a company-wide bonus accrual of $1,556,055, current finance lease liability of $1,262,260, income tax payable of $1,242,974 and $941,562 in accrued management bonuses payable to GJacobs and WJacobs.

The Company had an accumulated deficit of $5,260,977 and $11,414,602 as of June 30, 2022 and December 31, 2021, respectively.

Comparison of operations for the three and six months ended June 30, 2022 to June 30, 2021

On February 24, 2020, we acquired 100% of the ownership interests of Lifted. All of our sales are generated by our wholly-owned subsidiary Lifted; LFTD Partners as an entity by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery, Ablis or Bend Spirits.

During the three and six months ended June 30, 2022, net sales increased to $16,776,502 and $34,865,379, respectively. In comparison, during the three and six months ended June 30, 2021, Lifted recognized net sales of $6,695,144 and $10,048,414, respectively. Gross profit for the three and six months ended June 30, 2022 was $8,062,912 and $16,047,896, respectively. In comparison, gross profit for the three and six months ended June 30, 2021 was $3,659,515 and $5,305,262, respectively.

During the three and six months ended June 30, 2022, hemp-derived products and non-hemp-derived psychedelic products made up 98% and 97% of Lifted’s sales, respectively. In comparison, during the three months ended June 30, 2021, approximately 95% of sales were generated from the sale of hemp and hemp-derived products, and 5% of sales were generated from the sale of e-liquid and disposable e-cigarettes.

During the three and six months ended June 30, 2022, the Company expensed $1,811,678 and $3,665,829, respectively, related to payroll, consulting and independent contractor expenses; this is up from $791,000 and $1,098,524, respectively, in payroll, consulting and independent contractor expenses during the three and six months ended June 30, 2021. Lifted has been dramatically increasing the size of its workforce, including production, fulfillment and sales people, and in conjunction with these increases, Lifted’s payroll, consulting and independent contractor expenses have increased significantly. In addition, Lifted’s Chief Strategy Officer, who was hired on July 1, 2021, has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The Chief Strategy Officer’s two-year agreement with Lifted entitles such employee to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. At June 30, 2022, the bonus payable to the Chief Strategy Officer totaled $538,825.

During the three and six months ended June 30, 2022, the Company expensed $1,152,162 and $2,121,532, respectively, related to the company-wide management bonus pool. In comparison, the Company recognized a company-wide management bonus pool expense of $816,388 and $1,159,335 for the three months and six months ended June 30, 2021, respectively.

Driven by increased sales, bank charges and merchant fees increased to $132,470 and $265,507 during the three and six months ended June 30, 2022, respectively, up from $118,055 and $184,625 during the three and six months ended June 30, 2021, respectively.

During the three and six months ended June 30, 2022, the Company incurred $110,797 and $216,397, respectively, in advertising and marketing expenses, which primarily related to trade shows, marketing, and the cost of promotional items. In comparison, during the three and six months ended June 30, 2021, the Company incurred $98,133 and $150,160 in advertising and marketing expenses, which primarily related to marketing displays, public relations, and search engine optimization.

Bad debt expense reflects a net benefit of $311,209 and $63,209 during the three and six months ended June 30, 2022, respectively, compared to a net expense of $19,196 and $20,173 during the three and six months ended June 30, 2021, respectively.

Other operating expenses increased to $528,608 and $911,070 during the three and six months ended June 30, 2022, respectively, from $99,773 and $180,167 during the three and six months ended June 30, 2021, respectively. Other operating expenses include, for example, lab supplies, dues and subscriptions, meals and entertainment, insurance expenses, repairs and maintenance, and state license & filing fees.

During the quarter ended June 30, 2022, total, non-operating net Other Income of $82,385 primarily consisted of interest expense of $26,928 offset by a settlement income of $108,570. In comparison, during the quarter ended June 30, 2021, total, non-operating net Other Income of $39,291 primarily consisted of gain on forgiveness of debt of $151,147 offset by the loss from Lifted Made’s 50% membership interest in SmplyLifted of $43,330, interest expense of $35,398, and loss on deposit of $30,000.

During the six months ended June 30, 2022, total, non-operating net Other Income of $54,220 primarily consisted of interest expense of $58,658 offset by settlement income of $108,570. In comparison, during the six months ended June 30, 2021, total, non-operating net Other Expenses of $2,843 primarily consisted of gain on forgiveness of debt of $151,147 offset by the loss from Lifted Made’s 50% membership interest in SmplyLifted of $50,541, interest expense of $71,745, and loss on deposit of $30,000.

During the quarter ended June 30, 2022, the Company recognized net income of $3,219,460. In comparison, during the quarter ended June 30, 2021, the Company recognized net income of $1,596,154.

During the six months ended June 30, 2022, the Company recognized net income of $6,164,253. In comparison, during the six months ended June 30, 2021, the Company recognized net income of $2,214,512.

Net cash provided by operating activities was $529,492 and $2,340,724 for the six months ended June 30, 2022, and June 30, 2021, respectively. During the six months ended June 30, 2022, net cash provided by operating activities was primarily generated from net income of $6,164,253; cash was primarily used for the purchase of inventory. Net cash provided by operating activities during the six months ended June 30, 2021 was primarily generated from net income of $2,214,512.

Net cash used in investing activities was $85,297 and $306,175 during the six months ended June 30, 2022 and June 30, 2021, respectively. Net cash used in investing activities during the six months ended June 30, 2022 related to the net purchase of fixed assets. Net cash used in investing activities during the six months ended June 30, 2021 primarily related to primarily to $227,743 for purchases of fixed assets and $93,750 of loans extended to SmplyLifted LLC.

During the six months ended June 30, 2022, net cash provided by financing activities was $1,704,217, primarily driven by the proceeds of the $2.75M Note, which was primarily offset by the purchase of common stock and a total $916,666 early repayment of the $2.75M Note. Net cash used in financing activities was $244,573 during the six months ended June 30, 2021; this cash was used primarily to make dividend payments of $199,186 and $5,844 to holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively; also, $34,200 was used to purchase 36,000 shares of common stock.

During the six months ended June 30, 2022, net cash increased by $2,148,413, and we had $3,751,144 in unrestricted cash at June 30, 2022. In comparison, during the six months ended June 30, 2021, cash increased by $1,789,976, and we had $2,229,056 in unrestricted cash at June 30, 2021.

Prior to the acquisition of Lifted on February 24, 2020, the Company had a history of losses as evidenced by the accumulated deficit at June 30, 2022 of $5,260,977. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on Lifted’s, our customers’ and target companies’ business and operations in future periods. Although our total revenues for the three and six months ended June 30, 2022 were not materially impacted by COVID-19, we believe that our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2022.

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

During June 2022, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2022 was not effective. Management identified the following material weaknesses as of June 30, 2022:

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

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report on Form 10-Q.

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of June 30, 2022.

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.61	Lease Agreement
10.62	Lease Agreement
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement
10.70	Acceleration Agreement
10.71	Commercial Sublease

This Form 10-Q

99.1	Press Release (earnings)
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFTD Partners Inc.

Dated: August 11, 2022	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

