Form 10-Q
period 2022-09-30
LFTD PARTNERS INC.
filed 2022-11-14
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2022, there were 14,102,578 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$4,350,959	$1,602,731
Dividend Receivable from Bendistillery, Inc.	-	2,495
Prepaid Expenses	1,946,318	4,262,237
Accounts Receivable, net of allowance of $128,589 in 2022 and $239,101 in 2021	1,967,391	3,461,499
Inventory	6,344,677	3,809,944
Other Current Assets	7,254	13,790
Total Current Assets	14,616,599	13,152,696
Goodwill	22,292,767	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	666,852	331,551
Fixed Assets, less accumulated depreciation of $164,384 in 2022 and $77,967 in 2021	989,688	433,213
Intangible Assets, less accumulated amortization of $4,098 in 2022 and $3,058 in 2021	347	1,386
Security and State Licensing Deposits	25,600	6,900
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $195,208 in 2022 and $252,876 in 2021	1,285,200	1,227,532
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $71,554 in 2022 and $6,807 in 2021	525,942	76,412
Total Assets	$42,299,196	$39,418,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$(26,079)	$1,262,260
Operating Lease Liability	115,010	26,047
Deferred Revenue	784,047	2,174,393
Income Tax Payable	509,127	1,242,974
Management Bonuses Payable - Related Party
Management Bonus Payable - Related Party - Payable to William C. Jacobs	-	500,000
Management Bonus Payable - Related Party - Payable to Gerard M. Jacobs	-	441,562
Management Bonuses Payable - Related Party	-	941,562
Company-Wide Management Bonus Pool	-	1,556,055
Accounts Payable and Accrued Expenses	5,168,054	4,671,382
Accounts Payable - Related Party	16,101	4,607
Interest Payable - Related Party
Interest - Payable to William C. Jacobs	-	4,000
Interest - Payable to Gerard M. Jacobs	-	9,269
Interest Payable - Related Party	-	13,269
Preferred Stock Dividends Payable
Series A Convertible Preferred Stock Dividends Payable	5,838	11,926
Series B Convertible Preferred Stock Dividends Payable	1,783	1,796
Preferred Stock Dividends Payable	7,621	13,722
Total Current Liabilities	$6,573,881	$11,906,270
Non-Current Liabilities
Finance Lease Liability	1,376,439	-
Operating Lease Liability	414,875	50,583
Net Deferred Tax Liability	-	-
Total Non-Current Liabilities	$1,791,314	$50,583
Total Liabilities	$8,365,195	$11,956,853
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 4,500 shares of Series A Convertible Preferred Stock shares were issued and outstanding at September 30, 2022, and 5,750 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2021; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at September 30, 2022, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2021

	45	46
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,102,578 shares issued and outstanding at September 30, 2022, and 14,027,578 shares issued and outstanding at December 31, 2021	14,103	14,028
Additional Paid-in Capital	38,762,260	38,862,333
Accumulated Deficit	(4,842,407)	(11,414,602)
Total Shareholders' Equity	33,934,000	27,461,804
Total Liabilities and Shareholders' Equity	$42,299,196	$39,418,657

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales	$11,237,277	$8,820,952	$46,102,656	$18,869,366
Cost of Goods Sold	10,423,533	4,720,057	29,241,016	9,463,210
Gross Profit	813,744	4,100,895	16,861,640	9,406,156
Operating Expenses:
Payroll, Consulting and Independent Contractor Expenses	1,482,455	803,796	5,148,284	1,902,320
Accrual for Company-Wide Management Bonus Pool	(2,121,532)	400,000	-	1,559,335
Professional Fees	143,180	139,526	463,809	366,452
Bank Charges and Merchant Fees	106,845	104,485	372,351	289,111
Advertising and Marketing	334,215	86,438	550,612	236,598
Bad Debt (Income)/Expense	(11,898)	61,449	(75,107)	81,621
Depreciation and Amortization	7,793	16,344	17,202	84,342
Other Operating Expenses	377,416	170,820	1,288,486	350,985
Total Operating Expenses	318,474	1,782,858	7,765,637	4,870,764
Income From Operations	495,270	2,318,037	9,096,003	4,535,392
Other Income/(Expenses)
Income/(Loss) From 50% membership interest in SmplyLifted LLC (FR3SH)	-	(44,858)	-	(95,399)
Income from SmplyLifted for WCJ Labor	-	313	-	2,154
Interest Expense	(37,181)	(35,368)	(95,839)	(107,113)
Warehouse Buildout Credits	-	-	-	1,200
Penalties	(4,461)	(2,162)	(6,191)	(2,612)
Gain on Forgiveness of Debt	-	-	5,026	151,147
Settlement Income/Gain on Settlement	-	-	108,570	-
Gain(Loss) on Disposal of Fixed Assets	(8,243)	-	(8,243)	(4,750)
Loss on Deposits	-	-	-	(30,000)
Interest Income	2,127	217	3,139	671
Total Other Income/(Expenses)	(47,758)	(81,859)	6,462	(84,702)
Income Before Provision for Income Taxes	447,513	2,236,178	9,102,465	4,450,690
Provision for Income Taxes	(24,027)	-	(2,514,726)	-
Net Income Attributable to LFTD Partners Inc. common stockholders	$423,486	$2,236,178	$6,587,739	$4,450,690

Basic Net Income per Common Share	$0.03	$0.17	$0.47	$0.42
Diluted Net Income per Common Share	$0.03	$0.14	$0.41	$0.32

Weighted average number of common shares outstanding:
Basic	14,102,578	13,015,717	14,073,366	10,525,461
Diluted	15,884,776	16,257,915	15,855,564	13,767,659

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

							Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	166,150	$166	6,485,236	$6,485	36,000	$(34,200)	$38,787,444	$(17,141,175)	$21,618,720
Series A Preferred Stock dividend payable								$(24,855)	$(24,855)
Series B Preferred Stock dividend payable								$(3,316)	$(3,316)
LIFD's January 8, 2021 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	$(34,200)			$(34,200)
Conversions of Series A Convertible Preferred Stock to Common Stock	(32,900)	$(33)	3,290,000	3,290			(3,257)		-
Conversions of Series B Convertible Preferred Stock to Common Stock	(60,000)	$(60)	60,000	60					$-
Net Income								$618,359	$618,359
Balance, March 31, 2021	73,250	$73	9,835,236	$9,835	72,000	$(68,400)	$38,784,187	$(16,550,988)	$22,174,708
Series A Preferred Stock dividend payable								(33,521)	(33,521)
Series B Preferred Stock dividend payable								(1,496)	(1,496)
Exercise of warrants			143,090	143			6,878		7,021
Conversions of Series A Convertible Preferred Stock to Common Stock	(27,500)	(28)	2,750,000	2,750			(2,723)		-
Net Income								1,596,154	1,596,154
Balance, June 30, 2021	45,750	$46	12,728,326	$12,728	72,000	$(68,400)	$38,788,342	$(14,989,850)	$23,742,866
Series A Preferred Stock dividend payable								(2,829)	(2,829)
Series B Preferred Stock dividend payable								(1,533)	(1,533)
Cancellation of Common Stock held in treasury			(72,000)	(72)	(72,000)	$68,400	(68,328)		-
Exercise of warrants and options			1,346,250	1,346			142,093		143,439
Net Income								2,236,179	2,236,178
Balance, September 30, 2021	45,750	$46	14,002,576	$14,002	-	$-	$38,862,107	$(12,758,033)	$26,118,122

Balance, December 31, 2021	45,750	$46	14,027,576	$14,028	-	$-	$38,862,333	$(11,414,602)	$27,461,804
Series A Preferred Stock dividend payable								(4,253)	(4,253)
Series B Preferred Stock dividend payable								(1,476)	(1,476)
Issuance of Common Stock Upon Exercise of Warrant			50,000	50			49,950		50,000
Repurchase and cancellation of Common Stock			(100,000)	(100)			(149,900)		(150,000)
Net Income								2,944,793	2,944,793
Balance, March 31, 2022	45,750	$46	13,977,576	$13,978	-	$-	$38,762,383	$(8,475,539)	$30,300,868
Series A Preferred Stock dividend payable								(3,403)	(3,403)
Series B Preferred Stock dividend payable								(1,496)	(1,496)
Conversions of Series A Convertible Preferred Stock to Common Stock	(1,250)	(1)	125,000	125			(124)		-
Net Income								3,219,460	3,219,460
Balance, June 30, 2022	44,500	$45	14,102,576	$14,103	-	$-	$38,762,260	$(5,260,978)	$33,515,429
Series A Preferred Stock dividend payable								(3,402)	(3,402)
Series B Preferred Stock dividend payable								(1,512)	(1,512)
Net Income								423,486	423,486
Balance, September 30, 2022	44,500	$45	14,102,576	$14,103	-	$-	$38,762,260	$(4,842,407)	$33,934,000

Please see the accompanying notes to the consolidated financial statements for more information

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net Income	$6,587,739	$4,450,690
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Lifted Made's Portion of SmplyLifted's Net Loss	-	95,399
Bad Debt (Income)/Expense	(75,107)	81,621
Depreciation and Amortization	128,176	100,435
Gain on Forgiveness of Debt	(5,026)	(151,147)
Loss (Gain) on Disposal of Fixed Assets	8,243	4,750
Loss on Deposits	-	30,000
Spoiled and Written Off Inventory	3,279,262	234,351
Sales Allowance	841,269	-
Deferred Income Taxes	(335,301)	-
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	727,946	(598,935)
Prepaid Expenses	2,315,918	(190,737)
Dividend Receivable from Bendistillery, Inc.	2,495	2,495
Income Tax Receivable and Payable	(733,847)	2,715
Management Bonuses Payable	(941,562)	(50,000)
Company-wide Management Bonus Pool	(1,556,055)	1,559,335
Interest Receivable	-	1,676
Inventory	(5,813,995)	(1,690,562)
Other Current Assets	(12,161)	(9,475)
Trade Accounts Payable and Accrued Expenses	501,698	827,789
Accounts Payable and Interest Payable to Related Parties	(1,774)	65,897
Change in ROU Asset	(28,394)	-
Change in Finance & Operating Lease Liabilities	37,418	4,442
Deferred Revenue	(1,390,346)	(420,381)
Net Cash Provided by Operating Activities	3,536,595	4,350,358
Cash Flows From Investing Activities
Reduction of CBD Lion Note Receivable	-	15,318
Net Purchase of Fixed Assets	(656,381)	(288,332)
Loans to SmplyLifted LLC	-	(93,750)
Net Cash Used in Investing Activities	(656,381)	(366,764)
Cash Flows From Financing Activities
Proceeds from Exercise of Warrants	-	142,024
Issuance of Common Stock	50,000	-
Payments of Dividends to Series A Convertible Preferred Stockholders	(17,147)	(199,188)
Payments of Dividends to Series B Convertible Preferred Stockholders	(4,500)	(10,344)
Financing Cost - Net Proceeds from Borrowing Under Notes Payable to Related Party - Nick Warrender	1,833,334	-
Financing Cost - Repayment of Borrowings Under Notes Payable to Related Party - Nick Warrender	(1,833,334)	-
Purchase of Shares of Common Stock	(150,000)	(34,200)
Repayment of Finance Lease Liability	(10,340)	(16,386)
Net Cash Used In Financing Activities	(131,987)	(118,094)
Net Increase in Cash	2,748,228	3,865,500
Cash and Cash Equivalents at Beginning of Period	1,602,731	439,080
Cash and Cash Equivalents at End of Period	$4,350,959	$4,304,580

	For the Nine Months Ended
	September 30,
	2022	2021
Supplemental Cash Flow Information
Cash Paid For Interest	$61,257	$-
Cash Paid for Interest - Related Party	$47,851	$-
Cash Paid For Income Taxes	$3,526,509	$-

Non-Cash Activities:
Right-of-Use assets acquired from inception of Finance Leases	$-	$1,480,408
Right-of-Use assets acquired from inception of Operating Leases	$514,278	$-
Conversion of Series A and Series B Preferred Stock to Common Stock	$125	$6,100
Cashless exercise of Warrants	$-	$136
Cancellation of Common Stock held in Treasury	$-	$68,400
Reduction in bonus payable to Gerard M. Jacobs by the cost of exercising warrants	$-	$8,439

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

On May 18, 2021, the Company changed its name to LFTD Partners Inc. from Acquired Sales Corp. On March 15, 2022, the Company changed its stock trading symbol to LIFD.

After acquiring, operating and then selling businesses involved in the defense sector, our business is currently involved in developing, manufacturing and selling a wide variety of branded products containing hemp-derived cannabinoids and non-hemp-derived psychedelic products. We are interested in acquiring rapidly growing, profitable companies that are also involved in manufacturing and selling branded products containing hemp-derived cannabinoids, and in acquiring companies that manufacture and sell branded products containing kratom, kava and non-hemp-derived psychedelic products (a “Canna-Infused Products Company”).

Management of the Company is open-minded to the concept of also acquiring operating businesses and/or assets involving products containing marijuana, distilled spirits, beer, wine, and real estate. In addition, management of the Company is open-minded to the concept of acquiring all or a portion of one or more operating businesses and/or assets that are considered to be “essential” businesses which are unlikely to be shut down by the government during pandemics such as COVID-19. We are currently engaged in discussions with potential acquisition targets, both within and outside the hemp-derived cannabinoid industry.

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

On December 30, 2021, the Company repaid all principal and interest due under the $3.75M Note.

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

On June 7, 2022, LFTD Partners prepaid $916,666 of the principal of the $2.75M Note, and $29,384 of related accrued interest through that date, which left $1,833,334 remaining principal on the $2.75M Note. On July 5, 2022, we entered into an agreement (“Acceleration Agreement”) with NWarrender. Under the terms of the Acceleration Agreement, we were obligated to repay the remaining principal balance as follows: $1,374,999 on or before December 31, 2022, and $458,335 on or before December 31, 2024. Then, on July 8, 2022, we prepaid $916,666, along with accrued interest, and then, on July 25, 2022, we prepaid the remaining principal balance of $916,668 and accrued interest in full, and all collateral securing the $2.75M Note was released.

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

Sublease For Commuter Employees

On July 6, 2022, Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease costs $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that we anticipate will be commercially typical costs. The sublease was retroactively effective as of June 1, 2022 and for a five-month term that ended on October 31, 2022. The purpose of the sublease is to make available office space for the members of Lifted’s sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor is one of our affiliates, Bill McLaughlin, Lifted’s Chief Strategy Officer. The sublease is structured so that Mr. McLaughlin's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that Mr. McLaughlin does not realize a cashflow profit or loss from the sublease.

As described in “NOTE 15 – SUBSEQUENT EVENTS”, the sublease is currently operating on a month-to-month basis. Management expects to extend the sublease once Mr. McLaughlin is presented a new lease from his landlord.

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

We are currently exploring the possibility of raising $5 million or more through some combination of debt and equity offerings in order to purchase for $1.375 million the building located at 5511 95th Avenue, Kenosha, Wisconsin, that is currently being rented by Lifted, to pay off other liabilities of the Company and Lifted such as certain bonuses, our company-wide bonus pool, and/or income taxes, and to pay transactional fees and expenses. If we proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

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

Cash and Cash Equivalents – Cash and cash equivalents as of September 30, 2022 and December 31, 2021 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded (the “Allowance for Doubtful Accounts”), which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. As of December 31, 2021, the Company implemented a new policy regarding allowances for doubtful accounts, which is that all accounts receivable older than 90 days at quarter end are accrued for in allowances for doubtful accounts. Allowances for doubtful accounts of $128,589 and $239,101 were recorded at September 30, 2022 and December 31, 2021, respectively.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Raw Goods	$3,213,772	$2,927,727
Finished Goods	$3,130,905	$882,217
Total Inventory	$6,344,677	$3,809,944

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At September 30, 2022, $112,507 of overhead costs were allocated to finished goods. In comparison, during the quarter ended September 30, 2021, $36,457 of overhead costs were allocated to finished goods.

During the nine months ended September 30, 2022, $3,279,262 of obsolete and spoiled inventory was written off; this is compared to $234,351 of obsolete and spoiled inventory written off during the nine months ended September 30, 2021.

Of the $3,279,262 of obsolete inventory that was written off during the nine months ended September 30, 2022, $2,479,798 of it was recognized during the quarter ended September 30, 2022. This write-off primarily related to $2,313,902 worth of certain 2 mL disposable vapes written off due to clogging issues (the “Clogged Vapes”). Management believes that the clogging was caused by the summer heat wave (the third hottest summer on record in the USA). The heat caused the oil in the Clogged Vapes to lose viscosity, so more oil solidified in the coils as they were brought to room temperature. Because these Clogged Vapes did not have preheat or variable voltage settings, the oil could not be unclogged from the coils. Management discontinued the sale of the Clogged Vapes during the third quarter. Lifted’s 2 mL disposable vapes have now been superseded by 3 mL disposable vapes that do have preheat and variable voltage settings, so management expects that this write off of Clogged Vapes should be a one-time occurrence. Management is attempting to negotiate an agreement pursuant to which the manufacturer of the Clogged Vapes will subsidize or share, in some fashion, in the losses that have been sustained by Lifted due to the Clogged Vapes; however, there can be no guarantees or assurances whatsoever that such an agreement to subsidize or share in such losses can be successfully negotiated.

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

The Company has paid security deposits for its leased facilities located at 8920 58th Place, Suite 850, Kenosha, WI 53144, 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144, 9560 58th Place, Suite 360, Kenosha, WI 53144 and 2701-09 West Fulton PH, Chicago, Illinois 60612.

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

Discounts and rebates to customers are recorded as a reduction to gross sales.

Management believes that adequate provision has been made for cash discounts, returns and spoilage based on the Company’s historical experience.

Described below are some of the reasons why a customer may want to return an ordered item, and how the Company responds in each situation:

1)	The ordered item breaks, melts, clogs, leaks or separates in transit to the customer. In this case, the Company will replace the broken, melted or separated item at no cost to the customer.
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

As described above in the section “Inventory”, during the quarter ended September 30, 2022, some of Lifted’s customers returned certain Clogged Vapes. In total for the quarter ended September 30, 2022, the Company recorded a sales allowance of $841,269 for estimated future discounts/refunds and product returns, primarily associated with the Clogged Vapes. Please refer to the description in “Inventory” for more information regarding the Clogged Vapes.

Disaggregation of Revenue

During the quarter ended September 30, 2022, approximately 99% of the Company’s sales occurred inside of the United States of America. During the quarter ended September 30, 2021, approximately 99% of the Company’s sales occurred inside of the United States of America as well.

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

Shown below is a table showing the approximate disaggregation of historical revenue:

Type of Sale	For the three months ended September 30, 2022	% of Net Sales	For the three months ended September 30, 2021	% of Net Sales	For the nine months ended September 30, 2022	% of Net Sales	For the nine months ended September 30, 2021	% of Net Sales
Net sales of raw materials to customers	$21,707	0.2%	$105,960	1.2%	$40,339	0.1%	$155,695	0.8%
Net sales of products to private label clients	766,129	6.8%	$663,968	7.5%	$850,271	1.8%	$2,692,091	14.3%
Net sales of products to wholesalers	1,404,590	12.5%	$1,255,947	14.2%	$5,825,584	12.6%	$2,842,714	15.1%
Net sales of products to distributors	8,653,948	77.0%	$6,273,836	71.1%	$36,393,678	78.9%	$12,060,313	63.9%
Net sales of products to end consumers	390,903	3.5%	$521,242	5.9%	$2,992,784	6.5%	$1,118,554	5.9%
Net Sales	$11,237,277	100.0%	$8,820,952	100.0%	$46,102,656	100.0%	$18,869,366	100.0%

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

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Contract Assets (invoiced but unfulfilled performance obligations)	$784,047	$1,650,258

Deposits from customers for unfulfilled orders	$-	$524,135

Total Deferred Revenue	$784,047	$2,174,393

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Finished goods that are sold account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. $3,279,262 and $234,351 of cost of goods sold relates to spoiled and obsolete inventory written off during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Operating Expenses – Operating expenses include payroll, consulting and independent contractor expenses, the accrual for the company-wide management bonus pool, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, and depreciation and amortization. Total operating expenses decreased to $318,474 for the quarter ended September 30, 2022, down from $1,782,858 during the quarter ended September 30, 2021, primarily as a result of the complete elimination of the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. Moreover, no company-wide management bonus pool accrual was booked for the quarter ended September 30, 2022.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income/(Loss)	$423,486	$2,236,178	$6,587,739	$4,450,690

Weighted average number of common shares outstanding:
Basic	14,102,578	13,015,717	14,073,366	10,525,461
Diluted	15,884,776	16,257,915	15,855,564	13,767,659

Basic Net Income (Loss) per Common Share	$0.03	$0.17	$0.47	$0.42
Diluted Net Income (Loss) per Common Share	$0.03	$0.14	$0.41	$0.32

As of September 30, 2022, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,550,000 shares of our common stock are vested, while the remaining warrants to purchase 745,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

At September 30, 2022, the Company had Series A Preferred Stock outstanding convertible into 450,000 shares of common stock; these are included in the diluted earnings calculation. Also at September 30, 2022, the Company had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at September 30, 2022 (3.40/share).

In comparison, as of September 30, 2021, in addition to our outstanding common stock, we have issued (a) options to purchase 1,086,698 shares of common stock at $2.00 per share, (b) warrants to purchase 205,500 shares of common stock at $1 per share, (c) rights to purchase warrants to purchase 1,375,000 shares of common stock at between $0.01 and $1.85 per share, and (d) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 1,375,000 shares of common stock at between $0.01 and $1.85 per share as of September 30, 2021: exercise rights to purchase 1.25 million shares of our common stock by exercise of the foregoing warrants are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share as of September 30, 2021: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

Also outstanding at September 30, 2021, the Company had Series A Preferred Stock outstanding convertible into 575,000 shares of common stock; these are included in the diluted earnings calculation. At September 30, 2021, the Company also had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation.

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

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the three and nine months ended September 30, 2022, the Company incurred $334,215 and $550,612, respectively, in advertising and marketing expenses, which related to trade shows, marketing, promotional products and public relations. In comparison, during the three and nine months ended September 30, 2021, the Company incurred $86,438 and $236,598 in advertising and marketing expenses, of which were related to trade shows, public relations and digital marketing.

Compensated Absences – During the year ended December 31, 2021, paid time off (“PTO”) was provided to employees who obtained approval for it from NWarrender. Any approved PTO was granted at NWarrender’s discretion, and mandatory PTO was zero days, thus no accrual was necessary at December 31, 2021. Effective January 1, 2022, certain PTO policies have been adopted by Lifted, and a PTO accrual of $13,912 was recognized at September 30, 2022.

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

NOTE 4 - RISKS AND UNCERTAINTIES

Going Concern – Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $4,842,407 as of September 30, 2022. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The Company is also accruing 3% annual dividends on its Series A and Series B Convertible Preferred Stock.

Also, on February 14, 2022, NWarrender, GJacobs and WJacobs (together the “Parties”) and LFTD Partners, entered into an agreement (the “Amended Omnibus Agreement”) that amends in part the Agreement dated as of December 30, 2021 entered into by and among LFTD Partners Inc., the Parties, Lifted Liquids, Inc. d/b/a Lifted Made and 95th Holdings, LLC (the “Omnibus Agreement”). The Amended Omnibus Agreement (1) terminates the right for the Parties to receive bonus compensation in regard to 2021 that is in excess of the Modified 2021 Bonus Pool Amount of $1,556,055 set out in the Omnibus Agreement; (2) places a cap on the 2022 company-wide bonus pool such that the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share; and (3) the $500,000 of additional bonus set out in the Omnibus Agreement, is now allocated and defined as a retention bonus of $166,667 to each of NWarrender, GJacobs and WJacobs to be paid at the end of 2022 so long as each respective executive has not earlier resigned from LFTD Partners (the “2022 Retention Bonuses”).

Moreover, LFTD Partners agrees and covenants that the Chairman of the Compensation Committee is authorized to negotiate and agree on behalf of LFTD Partners in regard to a 2023 supplemental retention bonus for NWarrender, GJacobs and WJacobs (in addition to the company-wide Bonus Pool) (the “2023 Retention Bonuses”), and if and only if the amounts of the 2023 Retention Bonuses are mutually agreed upon in writing among the Chairman of the Compensation Committee, NWarrender, GJacobs and WJacobs, then one-third of the 2023 Retention Bonuses shall be paid by LFTD Partners to each of NWarrender, GJacobs and WJacobs on or before March 15, 2024, provided that such officer shall not have earlier resigned as an officer of LFTD Partners.

During 2022, Lifted for the first time hired an outside laboratory to conduct research and development on a potential new, non-hemp-derived, synthetic psychedelic product (the “New Psychedelic Product”) for a total of $19,800. Such research and development of the New Psychedelic Product has been put on indefinite hold, as Lifted has recently successfully purchased from third parties a natural equivalent of the New Psychedelic Product.

In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially any future changes to the so-called “Farm Bill” at the federal level, and any other federal or state laws and regulations related to hemp-derived cannabinoids, nicotine products, kratom, psychedelic products and/or vaping. The company is also subject to vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk.

The Company maintains levels of cash bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and it believes that it is not exposed to any significant credit risk on cash.

No assurance or guarantee whatsoever can be given that the net income of the Company’s wholly-owned subsidiary Lifted will be sufficient to allow the Company to pay all of its operating expenses, the dividends accruing on the Company’s preferred stock, the company-wide bonus pool, and the 2022 Retention Bonuses and the 2023 Retention Bonuses. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Customer Concentration Risk – During the quarter ended September 30, 2022, twelve customers made up approximately 50% of Lifted Made’s sales. In comparison, during the quarter ended September 30, 2021, eight customers made up approximately 50% of Lifted Made’s sales. During the nine months ended September 30, 2022, 15 customers made up approximately 50% of Lifted Made’s sales. In comparison, during the nine months ended September 30, 2021, five customers made up approximately 50% of Lifted Made’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the quarter ended September 30, 2022, approximately 88% of the Inventory that Lifted purchased were from five vendors. In comparison, regarding the purchases of Inventory during the quarter ended September 30, 2021, approximately 70% of the Inventory purchases were from six vendors. Regarding the purchases of Inventory during the nine months ended September 30, 2022, approximately 73% of the Inventory purchases were from five vendors. In comparison, regarding the purchases of Inventory during the nine months ended September 30, 2021, approximately 62% of the Inventory purchases were from five vendors.

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

On October 19, 2022, a video conference meeting of the board of directors and management of Ablis, Bendistillery and Bend Spirits, and GJacobs and WJacobs was held. During this meeting, the management of Ablis, Bendistillery and Bend Spirits discussed the performance of Ablis, Bendistillery and Bend Spirits during the three months ended September 30, 2022. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: new product launches and expansion into more stores. The information that was shared by the management of Bendistillery and Bend Spirits included, among other things: increased on-premise sales are up from the third quarter of 2021, Bendistillery’s in-house sales team is making up for the loss of revenue from third party distributors who have fired their own sales people as a result of the pandemic, and existing markets and new markets opening up. It is our understanding that the management of Bendistillery periodically receives inquiries regarding from large competitors about potentially investing in or acquiring Bendistillery.

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

The Company’s Investment in SmplyLifted LLC

On September 22, 2020, LFTD Partners Inc. and Lifted Made and privately-held SMPLSTC, Costa Mesa, CA formed an equally-owned new entity called SmplyLifted LLC, which sold tobacco-free nicotine pouches in several flavors and nicotine strengths under the brand name FR3SH (www.GETFR3SH.com).

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

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	September 30, 2022	December 31, 2021
Machinery & Equipment	$593,208	$258,533
Leasehold Improvements	$385,220	$152,985
Trade Show Booths	$10,000	$23,488
Vehicles	$75,047	$22,309
Computer Equipment	$7,312	$7,312
Furniture & Fixtures	$83,286	$46,553
Sub-total:	$1,154,073	$511,180

Less: accumulated depreciation	$(164,384)	$(77,967)
	$989,688	$433,213

The useful lives of the Company’s fixed assets by asset class are as follows:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Leasehold Improvements are depreciated over the shorter of the length of the lease or the estimated useful life. Depreciation expense of $18,279 and $49,854 was recognized during the three and nine months ended September 30, 2022. In comparison, depreciation expense of $10,992 and $53,483 was recognized during the three and nine months ended September 30, 2021, respectively.

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

NOTE 8 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, is being amortized over 32 months, and $347 and $1,040 in amortization related to the website was recognized during the three and nine months ended September 30, 2022. In comparison, $417 and $1,251 in amortization related to the website was recognized during the three and nine months ended September 30, 2021.

NOTE 9 – RELATED PARTY TRANSACTIONS

Sublease For Commuter Employees

On July 6, 2022, our wholly owned subsidiary Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease costs $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that we anticipate will be commercially typical costs. The sublease was retroactively effective as of June 1, 2022 and for a five-month term that ended on October 31, 2022. The purpose of the sublease is to make available office space for the members of Lifted Made's sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor is one of our affiliates, Bill McLaughlin, Lifted’s Chief Strategy Officer. The sublease is structured so that Mr. McLaughlin's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that Mr. McLaughlin does not realize a cashflow profit or loss from the sublease.

As described in “NOTE 15 – SUBSEQUENT EVENTS”, the sublease is currently operating on a month-to-month basis. Management expects to extend the sublease once Mr. McLaughlin is presented a new lease from his landlord.

Shipping Costs

Lifted has shared a shipping account with a company operated by NWarrender’s father, Robert T. Warrender II, who is also an employee of Lifted and a member of the board of directors of LFTD Partners Inc. Lifted did this in an effort to reduce shipping costs, as the shipper gave a price discount based on volume. Lifted reimbursed Robert T. Warrender II’s company for the cost of shipping. During the quarter ended September 30, 2022, Lifted did not reimburse Robert T. Warrender II for any shipping costs. During the nine months ended September 30, 2022, Robert T. Warrender II’s company refunded Lifted a net amount of $7,377. During the quarter ended September 30, 2022, also, Lifted bought a manual fork lift from Robert T. Warrender II’s company for a price that we believe reflected its fair market value. In comparison, during the three and nine months ended September 30, 2021, Lifted reimbursed Robert T. Warrender II $75,838 and $150,266 in shipping costs, respectively.

Robert T. Warrender II

In January 2022, Lifted hired Robert T. Warrender II, NWarrender’s father, as an employee. Robert T. Warrender II is also a Director of LFTD Partners Inc. During the three and nine months ended September 30, 2022, $16,154 and $39,231 in wages were paid to Robert T. Warrender II. As of September 30, 2022, $4,977 in expense reimbursements were owed to Robert T. Warrender II.

Robert T. Warrender III

During the three and nine months ended September 30, 2022, $0 and $54,384 in sales commissions were paid to Robert T. Warrender III, who is NWarrender’s brother, and Director Robert T. Warrender II’s son.

In comparison, during the three and nine months ended September 30, 2021, $26,196 and $43,678 in sales commissions were paid to Robert T. Warrender III.

Vincent J. Mesolella

During the quarter ended March 31, 2022, Lead Outside Director Vincent J. Mesolella was paid $40,000 of the Modified 2021 Bonus Pool Amount.

During each of the first, second and third quarters of 2022, Mr. Mesolella also received his $4,000 quarterly director fee.

There were no quarterly director fees or other compensation paid to Mr. Mesolella during the three and nine months ended September 30, 2021.

Joshua A. Bloom

During the quarter ended March 31, 2022, Dr. Joshua A. Bloom, Director, was paid $20,000 of the Modified 2021 Bonus Pool Amount.

During each of the first, second and third quarters of 2022, Dr. Bloom also received his $4,000 quarterly director fee.

Richard E. Morrissy

During each of the first, second and third quarters of 2022, Richard E. Morrissy, Director, received his $4,000 quarterly director fee.

James S. Jacobs

During each of the first, second and third quarters of 2022, Dr. James S. Jacobs, Director, received his $4,000 quarterly director fee.

Kevin J. Rocio

During each of the first, second and third quarters of 2022, Kevin J. Rocio, Director, received his $4,000 quarterly director fee.

Gerard M. Jacobs

The Compensation Agreement contemplated an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon the closing of the Company’s acquisition of Lifted and an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon December 1, 2020, but such payments were not timely made, and pursuant to the Amendment No. 1 such aggregate of $700,000 of compensation was deferred and made due and payable by the Company to GJacobs and WJacobs together with interest accrued at the rate of 2% annually commencing January 1, 2021, upon demand by GJacobs and WJacobs, and through the date of the Omnibus Agreement only $58,439 of such deferred compensation had been paid to GJacobs (the remaining unpaid deferred compensation together with accrued interest is hereby referred to as the “Deferred Compensation”). Pursuant to the Omnibus Agreement, the Deferred Compensation was paid by the Company to GJacobs and WJacobs in January 2022. During the quarter ended March 31, 2022, GJacobs was also paid $143,713 of the Modified 2021 Bonus Pool Amount.

On April 29, 2021, the Company paid GJacobs a portion ($50,000) of the bonus payable to GJacobs in regard to the closing of the acquisition of Lifted.

On August 30, 2021, GJacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. GJacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. GJacobs also demanded immediate payment of $8,438.50 of the bonuses which are currently due and payable by the Company to GJacobs, and GJacobs allocated and applied such $8,438.50 to pay for the aggregate cost of purchasing and exercising the above warrants.

As of September 30, 2021, there was total interest of $7,043 payable to GJacobs related to the Deferred Compensation.

William C. “Jake” Jacobs

As described above, the Compensation Agreement contemplated an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon the closing of the Company’s acquisition of Lifted and an aggregate of $350,000 being paid by the Company to GJacobs and WJacobs upon December 1, 2020, but such payments were not timely made, and pursuant to the Amendment No. 1 such aggregate of $700,000 of compensation was deferred and made due and payable by the Company to GJacobs and WJacobs together with interest accrued at the rate of 2% annually commencing January 1, 2021, upon demand by GJacobs and WJacobs, and through the date of the Omnibus Agreement only $58,439 of such deferred compensation had been paid to GJacobs (the remaining unpaid deferred compensation together with accrued interest is hereby referred to as the “Deferred Compensation”). Pursuant to the Omnibus Agreement, the Deferred Compensation was paid by the Company to GJacobs and WJacobs in January 2022. Moreover, pursuant to the Omnibus Agreement and simultaneously with such payment of the Deferred Compensation as set out above, the Company paid WJacobs a bonus of $300,000 in January 2022. During the quarter ended March 31, 2022, WJacobs was also paid $152,341 of the Modified 2021 Bonus Pool Amount.

As of September 30, 2021, there was total interest of $2,992 payable to WJacobs related to the Deferred Compensation. Also as of September 30, 2021, there were $233 in travel expense reimbursements owed to WJacobs.

$2,681 in income tax previously erroneously paid by WJacobs to the Illinois Department of Revenue during the year ended December 31, 2021, and refunded back to Lifted by the Illinois Department of Revenue in January 2021, was repaid to WJacobs during the quarter ended June 30, 2021.

Nicholas S. Warrender

On February 24, 2020 we closed on the acquisition of 100% of the ownership of CBD-infused products maker Warrender Enterprise Inc. d/b/a Lifted Made (formerly d/b/a Lifted Liquids) of Zion, Illinois (the “Merger”), for consideration of (1) $3,750,000 in cash, (2) $3,750,000 in the form of a secured promissory note accruing interest of 2% per year (the “$3.75M Note”), (3) 3,900,455 shares of unregistered common stock of the Company (the “Stock Consideration”), (4) 645,000 shares of unregistered common stock of the Company that constitute deferred contingent compensation to be issued and delivered to certain persons specified by NWarrender in a schedule delivered by NWarrender to the Company at the closing of the Merger (the “Deferred Contingent Stock”), and (5) warrants to purchase an aggregate of 1,820,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share that will be issued and delivered to certain persons specified by NWarrender in a schedule delivered by NWarrender to the Company at the closing of the Merger (the “Warrants”).

On December 30, 2021, LIFD repaid all principal and interest due under the $3.75M Note between NWarrender and LIFD dated February 24, 2020 that was a portion of the Merger Consideration paid by LIFD to NWarrender under the Merger Agreement. Pursuant to the terms of that promissory note, the unpaid balance of the note accrued interest at the rate of 2% per annum.

On December 30, 2021, NWarrender kept $1,000,000 of the repayment, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 back to LIFD at the rate of 2.5% (the “$2.75M Note”).

Prior to July 25, 2022 the $2.75M Note payable jointly by the Company and Lifted to NWarrender was secured by a perfected first lien security interest (the “Security Interest”) that encumbered all of the assets of the Company and Lifted. The Company was obligated to pay off the principal of the $2.75M Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

On June 7, 2022, LFTD Partners prepaid $916,666 of the principal of the $2.75M Note, and $29,384 of related accrued interest through that date, which left $1,833,334 remaining principal on the $2.75M Note. On July 5, 2022, we entered into an agreement (“Acceleration Agreement”) with NWarrender. Under the terms of the Acceleration Agreement, we were obligated to repay the remaining principal balance as follows: $1,374,999 on or before December 31, 2022, and $458,335 on or before December 31, 2024. Then, on July 8, 2022, we prepaid $916,666, along with accrued interest, and then, on July 25, 2022, we prepaid the remaining principal balance of $916,668 and accrued interest in full, and all collateral securing the $2.75M Note was released.

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

SmplyLifted LLC

On a quarterly basis, SmplyLifted LLC reimbursed Lifted for WJacobs’ time as the Chief Financial Officer at WJacobs’ hourly rate. As of September 30, 2021, SmplyLifted LLC owed $313 to Lifted as reimbursement for WJacobs’ time as the Chief Financial Officer.

On February 2, 2021, Lifted owed SmplyLifted $450; on February 10, 2021, Lifted paid SmplyLifted the $450.

As of March 31, 2021, Lifted owed SmplyLifted $9,719. Between April 1, 2021 and April 5, 2021, Lifted paid SmplyLifted the $9,719.

During the quarter ended September 30, 2022, SMPLSTC, one of Lifted’s partners in SmplyLifted, wrote a check to Lifted for $19,992 on behalf of SmplyLifted LLC, to cover two third-party accounting-related invoices of SmplyLifted. SMPLSTC’s check was short of the total of the two invoices by $146. Lifted paid the remaining $146 that SmplyLifted owed one of the third party accounting firms and wrote off the corresponding receivable from SmplyLifted, due to the lack of collectability from SmplyLifted because of SmplyLifted’s insolvency.

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owns a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both located in Kenosha, Wisconsin. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. During the three and nine months ended September 30, 2022, Corner Vapory LLC purchased $9,306 and $40,410, respectively, worth of products from Lifted, and Lifted wrote off its receivable of $17,260 from Corner Vapory as of September 30, 2022.

In comparison, during the three and nine months ended September 30, 2021, Corner Vapory purchased $21,842 and $34,032, respectively, worth of products from Lifted, and Lifted recorded a receivable of $9,070 from Corner Vapory as of September 30, 2021.

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

During the quarter ended September 30, 2022, Lifted paid $17,567 in rent to 95th Holdings, LLC. In comparison, during the three months ended September 30, 2021, Lifted paid $17,219 in rent to 95th Holdings, LLC, and owed $3.25 in September 2021 rent at September 30, 2021 to 95th Holdings, LLC. During the nine months ended September 30, 2022 and September 30, 2021, Lifted paid $52,700 and $51,663, respectively, in rent to 95th Holdings, LLC.

Under the terms of the Omnibus Agreement, Lifted is obligated to purchase the Premises from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000. Pursuant to the terms of the Acceleration Agreement, the purchase date has been delayed until on or before December 31, 2023.

Liquid Event Marketing

Liquid Event Marketing is a company owned by Lifted’s Director of Operations, who was hired by Lifted on March 29, 2021. During the quarter and nine months ended September 30, 2022, Lifted purchased $0 and $6,470 of services from Liquid Event Marketing, and $2,262 was payable to Liquid Event Marketing as of September 30, 2022. There were also $8,862 in expense reimbursements owed to Lifted’s Director of Operations as of September 30, 2022.

In comparison, during the quarter ended September 30, 2021, Lifted paid $26,465 to Liquid Event Marketing for labor and consulting, and Lifted recognized a payable to Liquid Event Marketing for $19,965 at September 30, 2021. During the quarter ended June 30, 2021, Lifted paid Liquid Event Marketing $54,829 for the purchase of fixed assets, the installation of fixed assets, and other services.

NOTE 10 – SHAREHOLDERS’ EQUITY

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

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of September 30, 2022, 61,650 shares of Series A Preferred Stock have been converted into a total of 6,165,000 shares of common stock of the Company, which leaves 4,500 shares of Series A Preferred Stock currently outstanding, convertible into 450,000 shares of common stock of the Company.

As of September 30, 2022 and December 31, 2021, the Company has accrued a liability of $5,838 and $11,926, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the three and nine months ended September 30, 2022, a total of $0 and $17,147, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2021, a total of $0 and $199,187, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of September 30, 2022, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of September 30, 2022 and December 31, 2021, the Company has accrued a liability of $1,783 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three and nine months ended September 30, 2022, a total of $4,500 and $4,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2021, a total of $4,500 and $10,344, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Share-Based Compensation

No share-based compensation expense was recognized during the three or nine months ended September 30, 2022 or September 30, 2021.

The following is a summary of share-based compensation, stock option and warrant activity as of September 30, 2022 and changes during the quarter then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, July 1, 2022	2,882,198	$3.55	2.55	$2,834,897
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, September 30, 2022	2,882,198	$3.55	2.30	$2,035,579
Outstanding Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, September 30, 2022	3,627,198	$3.85	2.32	$2,035,579

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

Under the terms of the 58th Lease, Lifted leases approximately 5,000 square feet of the 58th Suite 850 and pays a base square foot charge of $5.75 per square foot per annum, with a 3% increase in rent each year during the term. Lifted is also be responsible for paying its proportionate share of real estate taxes and other operating costs. This lease is accounted for as an operating lease.

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

Under the terms of the Second 58th Lease, Lifted leases approximately 8,000 square feet at 8910 58th Place, Suites 600 & 700, Kenosha, WI and pay a base square foot charge of $6.00 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
01/01/2022 – 12/31/2022	$4,000.00
01/01/2023 – 12/31/2023	$4,120.00
01/01/2024 – 12/31/2024	$4,243.60
01/01/2025 – 12/31/2025	$4,370.91
01/01/2026 – 12/31/2026	$4,502.34

Lease of Space Located at 9560 58th Place Suite 360, Kenosha, Wisconsin

On May 31, 2022, Lifted entered into another lease agreement with TI for office and warehouse space located at 9560 58th Place, Suite 360, Kenosha, WI 53144 (the “Third 58th Lease”). The Third 58th Lease is expected to be used for gummy manufacturing, as well as provide additional needed office space.

The term of the Third 58th Lease commenced on July 1, 2022 (the “Commencement Date”). The initial term of the Third 58th Lease will extend approximately five years from the Commencement Date and ending June 30, 2027, unless extended or earlier terminated in accordance with the Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Third 58th Lease for an additional term.

Under the terms of the Third 58th Lease, Lifted leases approximately 6,132 square feet at 9560 58th Place, Suite 360, Kenosha, WI 53144 and pay an initial base square foot charge of $10.75 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. Lifted is also responsible for paying its proportionate share of real estate taxes and other operating cost. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
07/01/2022 – 06/30/2023	$5,493.25
07/01/2023 – 06/30/2024	$5,630.58
07/01/2024 – 06/30/2025	$5,771.35
07/01/2025 – 06/30/2026	$5,915.63
07/01/2026 – 06/30/2027	$6,063.52

Sublease of Space Located at 2701-09 West Fulton PH, Chicago, Illinois 60612

On July 6, 2022, Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease costs $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that we anticipate will be commercially typical costs. The sublease was retroactively effective as of June 1, 2022 and for a five-month term that ended on October 31, 2022. The purpose of the sublease is to make available office space for the members of Lifted’s sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor is one of our affiliates, Bill McLaughlin, Lifted’s Chief Strategy Officer. The sublease is structured so that Mr. McLaughlin's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that Mr. McLaughlin does not realize a cashflow profit or loss from the sublease.

As described in “NOTE 15 – SUBSEQUENT EVENTS”, the sublease is currently operating on a month-to-month basis. Management expects to extend the sublease once Mr. McLaughlin is presented a new lease from his landlord.

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

Third Party Facilities

From time to time, the Company maintains inventory at third party manufacturer or copacker facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2022
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $71,554 in 2022	Non-Current Assets	$525,942

Liability	Balance Sheet Line	September 30, 2022
Operating Lease Liabilities	Current Liabilities	$115,010
	Non-Current Liabilities	$414,875

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2022
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $195,208 in 2022	Non-Current Assets	$1,285,200

Liability	Balance Sheet Line	September 30, 2022
Finance Lease Liabilities	Current Liabilities	$(26,079)
Finance Lease Liabilities	Non-Current Liabilities	$1,376,439

Lease Costs

The tables below summarizes the components of lease costs for the three and nine month periods ended September 30, 2022:

Lease Cost:	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Finance lease expense:
Amortization of Right-of-Use Assets	$10,800	$12,337
Interest on lease liabilities	23,924	13,188
Operating lease expense	20,147	-
Total	$54,871	$25,525

Lease Cost:	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Finance lease expense:
Amortization of Right-of-Use Assets	$35,473	$37,010
Interest on lease liabilities	46,445	39,673
Operating lease expense	60,442	8,000
Total	$142,360	$84,683

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

Maturity Analysis as of September 30, 2022:
	Finance	Operating
2022	$35,133	$55,070
2023	1,445,970	146,018
2024	-	142,211
2025	-	122,573
2026	-	125,903
Thereafter	-	36,381
Total	1,481,103	628,156
Less: Present value discount	(138,730)	(98,271)
Lease liability	$1,342,373	$529,885

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

At September 30, 2022, the bonus payable to the Chief Strategy Officer totaled $261,864. This bonus is accrued for in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

Company-Wide Management Bonus Pool

Please refer to “NOTE 13 – COMPANY-WIDE MANAGEMENT BONUS POOL” for more information about the company-wide management bonus pool.

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

Lifted currently is involved in three pending lawsuits, as the plaintiff:

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

(3)

Lifted Liquids, Inc. v. DEV Distribution, LLC, No, DC-22-15080 – In October 2022, Lifted filed an action against Dev Distribution LLC,  a vendor who failed to deliver certain products that Lifted has purchased and paid $263,938 for. The case is pending in the State of Texas 14th Civil District Court of Dallas County and is in its early stages. Lifted is seeking an injunction requiring the vendor to provide to Lifted the products that Lifted has purchased and paid for. Lifted is considering amending the complaint to seek the return of its molds and its packaging materials. The Company will also seek to recover any damages as a result of the vendor's actions.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. Moreover, no company-wide management bonus pool accrual was booked for the quarter ended September 30, 2022. In comparison, as of December 31, 2021, the Company reported a company-wide bonus pool accrual of $1,556,055.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Current
Domestic-Federal	$584,994	$-	$1,970,372	$-
Domestic-State	165,096	-	822,289	-
Texas Franchise Tax	838	-	57,366	-
Foreign	-	-	-	-
	750,929	-	2,850,027	-
Deferred
Domestic-Federal	$(555,760)	$-	(253,605)	-
Domestic-State	(171,142)	-	(81,696)	-
Foreign	-	-	-	-
	(726,902)	-	(335,301)	-
Total Provision (Benefit) for Income Taxes	$24,027	$-	$2,514,726	$-

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Domestic-Federal	$103,010	$469,597	$1,911,512	$934,645
State tax benefit, net of federal benefit	(38,623)	135,138	$582,681	268,966
Non-deductible expenses	13,941	2,334	$20,522	7,825
Texas franchise tax	838	-	57,366	-
Revision of prior years' provision to return filing	(72,471)	-	$(72,471)	-
Change in estimated future income tax rates	94,839	-	$(37,079)	-
Change in valuation allowance	(79,303)	(607,069)	$38,257	(1,211,436)
Other	1,796	-	$13,939	-
Total Provision (Benefit) for Income Taxes	$24,027	$-	$2,514,726	$-

Deferred tax assets and liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
Deferred Tax Assets:
Stock-based compensation	$2,752,667	$2,714,410
Sales Allowances	230,519	-
Spoiled and Written-Off Inventory	634,040	-
Accrued Related Party Expenses	4,412	259,463
Impairment of SmplyLifted Note and Other Receivables	-	105,124
Allowance for Doubtful Accounts	40,838	64,661
Other	17,867	8,725
Less: Valuation allowance	(2,752,667)	(2,714,410)
Total Deferred Tax Assets	927,676	437,973

Deferred Tax Liabilities:
Depreciation & Amortization	(260,824)	(105,143)
Other	-	(1,279)
Total Deferred Tax Liabilities	(260,824)	(106,422)

Net Deferred Tax Assets	$666,852	$331,551

NOTE 15 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this quarterly report on Form 10-Q and has noted the following subsequent events for disclosure purposes:

Lifted Liquids, Inc. v. DEV Distribution, LLC, No, DC-22-15080

In October 2022, Lifted filed an action against Dev Distribution LLC,  a vendor who failed to deliver certain products that Lifted has purchased and paid $263,938 for. The case is pending in the State of Texas 14th Civil District Court of Dallas County and is in its early stages. Lifted is seeking an injunction requiring the vendor to provide to Lifted the products that Lifted has purchased and paid for. Lifted is considering amending the complaint to seek the return of its molds and its packaging materials. The Company will also seek to recover any damages as a result of the vendor's actions.

2701-09 West Fulton PH, Chicago, Illinois 60612

On July 6, 2022, our wholly owned subsidiary Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease costs $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that we anticipate will be commercially typical costs. The sublease was retroactively effective as of June 1, 2022 and for a five-month term that ended on October 31, 2022. The purpose of the sublease is to make available office space for the members of Lifted Made's sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor is one of our affiliates, Bill McLaughlin, Lifted’s Chief Strategy Officer. The sublease is structured so that Mr. McLaughlin's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that Mr. McLaughlin does not realize a cashflow profit or loss from the sublease.

The sublease is currently operating on a month-to-month basis. Management expects to extend the sublease once Mr. McLaughlin is presented a new lease from his landlord.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc., formerly known as Acquired Sales Corp., had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $4,842,407 as of September 30, 2022. LFTD Partners Inc. has Preferred Stock outstanding that is currently accruing dividends at the rate of 3% per year, and has certain bonuses being accrued. These matters raise substantial doubt about our ability to continue as a going concern.

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

Overview

Please refer to “NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.” for information.

Liquidity and Capital Resources

The following table summarizes our current assets, current liabilities and working capital as of September 30, 2022 and December 31, 2021, as well as cash flows for the nine months ended September 30, 2022 and 2021.

	September 30, 2022	December 31, 2021
Current Assets	$14,616,599	$13,152,696
Current Liabilities	6,573,881	11,906,270
Working Capital	8,042,718	1,246,426

	For the Nine Months Ended
	September 30,
	2022	2021
Net Cash Provided by Operating Activities	$3,536,595	$4,350,358
Net Cash Used in Investing Activities	$(656,381)	$(366,764)
Net Cash Used In Financing Activities	$(131,987)	$(118,094)

Comparison of the balance sheet at September 30, 2022 to December 31, 2021

Total current assets at September 30, 2022 of $14,616,599 were adequate for us to fund current operations; total current assets primarily consisted of inventory of $6,344,677, cash on hand of $4,350,959, net accounts receivable of $1,967,391, and prepaid expenses of $1,946,318. In comparison, consolidated current assets of $13,152,696 at December 31, 2021 primarily consisted of prepaid expenses of $4,262,237, inventory of $3,809,944, net accounts receivable of $3,461,499, and cash on hand of $1,602,731.

The buildup of our inventory to the level of $10,049,245 as of June 30, 2022 reflected our strategy to have enough of our current product lineup on hand to meet anticipated customer demand, but also to try to schedule our production so that a significant portion of our lab and production staff, then in the third quarter, could be allocated toward the production of certain new products that were under research and development for months. However, this research and development took longer than expected. In addition, we experienced delays in the supply of certain raw materials from China. Also, we experienced slower sales in the second and third quarters of 2022, which we believe is attributable, at least in part, to the seasonality of certain products.

As a result of all these factors, Lifted Made furloughed 69 of its lab and production workers from August 15 through September 2, 2022, to allow our supply chain to catch up.  Following the completion of this furlough, certain of Lifted Made’s employees did not return to employment by Lifted Made, and certain of Lifted Made’s employees were terminated for cause during the third quarter of 2022. As of September 30, 2022, Lifted Made’s employee and independent contractor headcount was approximately 117.

As of September 30, 2022, inventory was valued at $6,344,677; this is after the write off of $2,313,902 of certain Clogged Vapes which were determined to be obsolete after random sampling of our inventory convinced us that the vast majority of the Clogged Vapes were clogged and unsellable. Please refer to the description in “Inventory” under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for more information regarding the Clogged Vapes. In comparison, as of December 31, 2021, inventory was valued at $3,809,944.

At September 30, 2022 and December 31, 2021, our other assets primarily included goodwill of $22,292,767 related to the acquisition of Lifted on February 24, 2020. Also, at both September 30, 2022 and December 31, 2021, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. At September 30, 2022, we also reported a net finance lease right-of-use asset of $1,285,200, net fixed assets of $989,688, and a net operating lease right-of-use asset of $525,942. In comparison, at December 31, 2021, we reported a net finance lease right-of-use asset of $1,227,532, net fixed assets of $433,213, and a net operating lease right-of-use asset of $76,412.

At September 30, 2022, current liabilities of $6,573,881 primarily consisted of accounts payable and accrued expenses of $5,168,054, deferred revenue of $784,047 and income tax payable of $509,127. In comparison, current liabilities as of December 31, 2021 of $11,906,270 primarily consisted of accounts payable and accrued expenses of $4,671,382, deferred revenue of $2,174,393, a company-wide bonus accrual of $1,556,055, current finance lease liability of $1,262,260, income tax payable of $1,242,974, and $941,562 in accrued management bonuses payable to GJacobs and WJacobs.

The Company had an accumulated deficit of $4,842,407 and $11,414,602 as of September 30, 2022 and December 31, 2021, respectively.

Comparison of operations for the three and nine months ended September 30, 2022 to September 30, 2021

On February 24, 2020, we acquired 100% of the ownership interests of Lifted. All of our sales are generated by our wholly-owned subsidiary Lifted; LFTD Partners as an entity by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery, Ablis or Bend Spirits.

During the three and nine months ended September 30, 2022, net sales increased to $11,237,277 and $46,102,656, respectively. As described above in the section “Inventory” under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, during the quarter ended September 30, 2022, some of Lifted’s customers returned certain Clogged Vapes. In total for the quarter ended September 30, 2022, the Company recorded a sales allowance of $841,269 for estimated future discounts/refunds and product returns, primarily associated with the Clogged Vapes. Please refer to the description in “Inventory” for more information regarding the Clogged Vapes.

In comparison, during the three and nine months ended September 30, 2021, Lifted recognized net sales of $8,820,952 and $18,869,366, respectively. Gross profit for the three and nine months ended September 30, 2022 was $813,744 and $16,861,640, respectively. In comparison, gross profit for the three and nine months ended September 30, 2021 was $4,100,895 and $9,406,156, respectively.

During the three months ended September 30, 2022, hemp-derived products and non-hemp-derived psychedelic products made up approximately 98% and 2% of Lifted’s sales, respectively. Similarly, during the nine months ended September 30, 2022, hemp-derived products and non-hemp-derived psychedelic products made up approximately 98% and 2% of Lifted’s sales, respectively. In comparison, during the three months ended September 30, 2021, approximately 99% and 1% of sales were generated from the sale of hemp and hemp-derived products and e-liquid and disposable e-cigarettes, respectively. During the nine months ended September 30, 2021, approximately 96% and 4% of sales were generated from the sale of hemp and hemp-derived products and e-liquid and disposable e-cigarettes, respectively.

During the three and nine months ended September 30, 2022, the Company expensed $1,482,455 and $5,148,284, respectively, related to payroll, consulting and independent contractor expenses; this is up from $803,796 and $1,902,320, respectively, in payroll, consulting and independent contractor expenses during the three and nine months ended September 30, 2021. Year-over-year, Lifted has increased the size of its workforce, including production, fulfillment and sales people, and in conjunction with these increases, Lifted’s payroll, consulting and independent contractor expenses have increased significantly. In addition, Lifted’s Chief Strategy Officer, who was hired on July 1, 2021, has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The Chief Strategy Officer’s two-year agreement with Lifted entitles such employee to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. At September 30, 2022, the bonus payable to the Chief Strategy Officer totaled $261,864.

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by the Company if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. Moreover, no company-wide management bonus pool accrual was booked for the quarter ended September 30, 2022.

In comparison, the Company recognized a company-wide management bonus pool expense of $400,000 and $1,559,335 for the three months and nine months ended September 30, 2021, respectively.

Driven by increased sales, bank charges and merchant fees increased to $106,845 and $372,351 during the three and nine months ended September 30, 2022, respectively, up from $104,485 and $289,111 during the three and nine months ended September 30, 2021, respectively.

During the three and nine months ended September 30, 2022, the Company incurred $334,215 and $550,612, respectively, in advertising and marketing expenses, which related to trade shows, marketing, promotional products and public relations. In comparison, during the three and nine months ended September 30, 2021, the Company incurred $86,438 and $236,598 in advertising and marketing expenses, of which were related to trade shows, public relations and digital marketing.

Bad debt expense reflects a net benefit of $11,898 and $75,107 during the three and nine months ended September 30, 2022, respectively, compared to a net expense of $61,449 and $81,621 during the three and nine months ended September 30, 2021, respectively. As of December 31, 2021, the Company implemented a new, conservative accounting policy regarding allowances for doubtful accounts, which is that all accounts receivable older than 90 days at quarter end are accrued for in allowances for doubtful accounts. The benefit recognized for bad debt expense in the third quarter of 2022 of $11,898 is due to improved collections in the quarter and an improved receivables aging at the end of the quarter.

Other operating expenses increased to $377,416 and $1,288,486 during the three and nine months ended September 30, 2022, respectively, from $170,820 and $350,985 during the three and nine months ended September 30, 2021, respectively. Other operating expenses include, for example, lease expenses, office expenses, insurance expenses, health expenses, software expenses, excise taxes, lobbying, lab testing, lab supplies, dues and subscriptions, meals and entertainment, repairs and maintenance, and state license & filing fees.

During the quarter ended September 30, 2022, total, non-operating net Other Expenses of $47,758 primarily consisted of interest expense of $37,181, loss on disposal of fixed assets of $8,243 and penalties of $4,461. In comparison, during the quarter ended September 30, 2021, total, non-operating net Other Expenses of $81,859 primarily consisted of the loss from Lifted Made’s 50% membership interest in SmplyLifted of $44,858 and interest expense of $35,368.

During the nine months ended September 30, 2022, total, non-operating net Other Income of $6,462 primarily consisted of interest expense of $95,839 offset by settlement income of $108,570. In comparison, during the nine months ended September 30, 2021, total, non-operating net Other Expenses of $84,702 primarily consisted of interest of $107,113, the loss from Lifted Made’s 50% membership interest in SmplyLifted of $95,399 and loss on deposits of $30,000, offset by gain on forgiveness of debt of $151,147.

During the quarter ended September 30, 2022, the Company recognized net income of $423,486. In comparison, during the quarter ended September 30, 2021, the Company recognized net income of $2,236,178.

During the nine months ended September 30, 2022, the Company recognized net income of $6,587,739. In comparison, during the nine months ended September 30, 2021, the Company recognized net income of $4,450,690.

Net cash provided by operating activities was $3,536,595 and $4,350,358  for the nine months ended September 30, 2022, and September 30, 2021, respectively. During the nine months ended September 30, 2022, net cash provided by operating activities was primarily generated from net income of $6,587,739; cash was primarily used for the purchase of inventory. Net cash provided by operating activities during the nine months ended September 30, 2021 was primarily generated from net income of $4,450,690; cash during this period was also primarily used for the purchase of inventory.

Net cash used in investing activities was $656,381 and $366,764 during the nine months ended September 30, 2022 and September 30, 2021, respectively. Net cash used in investing activities during the nine months ended September 30, 2022 related to the net purchase of fixed assets. Net cash used in investing activities during the nine months ended September 30, 2021 also primarily related to the purchases of fixed assets.

During the nine months ended September 30, 2022, net cash used in financing activities was $131,987. On December 30, 2021, the Company repaid all principal and interest due under the $3.75M Note.

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

On June 7, 2022, LFTD Partners prepaid $916,666 of the principal of the $2.75M Note, and $29,384 of related accrued interest through that date, which left $1,833,334 remaining principal on the $2.75M Note. On July 5, 2022, we entered into an agreement (“Acceleration Agreement”) with NWarrender. Under the terms of the Acceleration Agreement, we were obligated to repay the remaining principal balance as follows: $1,374,999 on or before December 31, 2022, and $458,335 on or before December 31, 2024. Then, on July 8, 2022, we prepaid $916,666, along with accrued interest, and then, on July 25, 2022, we prepaid the remaining principal balance of $916,668 and accrued interest in full, and all collateral securing the $2.75M Note was released.

Also, net cash used in financing activities was driven by the purchase of $150,000 worth of common stock, and payments of dividends to the holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock totaling $21,647, offset by $50,000 received from the exercise of a warrant. In comparison, during the nine months ended September 30, 2021, $118,094 net cash was used in financing activities, primarily to make dividend payments totaling $209,532 to holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, and to purchase $34,200 worth of shares of common stock, offset by $142,024 in proceeds from the exercise of warrants.

During the nine months ended September 30, 2022, net cash increased by $2,748,228, and we had $4,350,959 in unrestricted cash at September 30, 2022. In comparison, during the nine months ended September 30, 2021, cash increased by $3,865,500, and we had $4,304,580 in unrestricted cash at September 30, 2021.

Prior to the acquisition of Lifted on February 24, 2020, the Company had a history of losses as evidenced by the accumulated deficit at September 30, 2022 of $4,842,407. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on Lifted’s, our customers’ and target companies’ business and operations in future periods. Although our total revenues for the three and nine months ended September 30, 2022 were not materially impacted by COVID-19, we believe that our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2022.

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

During September 2022, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2022 was not effective. Management identified the following material weaknesses as of September 30, 2022:

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

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of September 30, 2022.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Description of Legal Proceedings

Lifted currently is involved in four pending lawsuits, three as the plaintiff, and one as the defendant. Please refer to NOTE 12 – LEGAL PROCEEDINGS above for more information.

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

LFTD Partners Inc.

Dated: November 11, 2022	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

