Form 10-K
period 2022-12-31
LFTD PARTNERS INC.
filed 2023-03-21
CIK 1391135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Commission File Number: 000-51230

LFTD PARTNERS INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0479286
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

14155 Pine Island Drive, Jacksonville, Florida	32224
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $22,923,952. The voting stock held by non-affiliates on that date consisted of 5,730,988 shares of common stock.

As of March 21, 2023, there were 14,512,578 shares of the registrant’s common stock outstanding.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

Documents Incorporated by Reference: None

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K, and in our other SEC public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

SUMMARY OF RISK FACTORS

The principal factors that make an investment in LFTD Partners Inc. (hereinafter sometimes referred to as “LFTD Partners”, the “Company”, “LIFD”, the “Company”, “we”, “us”, “our”, etc.) speculative or risky include the following:

•	The Company’s stock is not traded on a national stock exchange and as a result a stockholder’s ability to sell shares of stock owned by a stockholder could be limited.
•

The Company is currently involved in developing, manufacturing and selling a wide variety of branded products containing hemp-derived cannabinoids, psychoactive substances and other alternative lifestyle products. All of these products are, or may become, subject to significant government laws and regulations, enforcement of which could be a threat to the survival of our Company.

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

ITEM 1. BUSINESS

Description of the Business of LFTD Partners Inc.

 LFTD Partners was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQB Venture Market under the trading symbol LIFD.

On May 18, 2021, the Company changed its name to LFTD Partners Inc. from Acquired Sales Corp. On March 15, 2022, the Company changed its stock trading symbol to LIFD.

After acquiring, operating and then selling businesses involved in the defense sector, our business is currently involved in the development, manufacture and sale of a wide variety of branded, hemp-derived, psychoactive and alternative lifestyle products. We are interested in acquiring rapidly growing, profitable companies that are also involved in the manufacture and sale of branded, hemp-derived, psychoactive and alternative lifestyle products (a “Canna-Infused Products Company”).

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

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made (formerly Warrender Enterprise Inc. d/b/a Lifted Liquids) (www.Urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”).

On April 30, 2019, we also closed on the acquisition of 4.99% of the common stock of each of CBD-infused beverages maker Ablis Holding Company (“Ablis”) (www.AblisCBD.com), and of distilled spirits manufacturers Bendistillery Inc. (“Bendistillery”) and Bend Spirits, Inc. (“Bend Spirits”), all located in Bend, Oregon.

Obligation to Purchase Headquarters Building

Toward the end of 2020, our Vice Chairman and Chief Operating Officer Nicholas S. Warrender (“NWarrender”), through his assigned entity 95th Holdings, LLC (“Holdings”), purchased a building located at 5511 95th Avenue in Kenosha, Wisconsin (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to valuation based on a formula agreed upon by the parties. Pursuant to an agreement with NWarrender on December 30, 2021, the parties agreed to set the purchase price for the 5511 Building at $1,375,000. Prior to the Acceleration Agreement, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building has been extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raise $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the 5511 Building from Holdings at the agreed upon $1,375,000 purchase price within two days.

Corporate Information

The Company is a Nevada corporation focused on acquiring Canna-Infused Products Companies. The Company is also interested in potentially acquiring “essential” businesses that are outside its industry.

Our principal headquarters are located at 14155 Pine Island Drive, Jacksonville, Florida 32224. Our telephone number is (847) 915-2446. Our corporate website address is www.LFTDPartners.com.

LFTD Partners' first wholly-owned subsidiary is Lifted Made (www.Urb.shop), Kenosha, Wisconsin, which sells award-winning hemp-derived cannabinoid products and other psychoactive and alternative lifestyle products under its flagship brands Urb Finest Flowers and Silly Shruum. LFTD Partners also owns 4.99% of CBD-infused beverage and products maker Ablis (www.AblisBev.com), and of distillers Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com) and Bend Spirits, Inc., all located in Bend, Oregon.

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

The Lifted Made Business

History

Our wholly owned subsidiary Lifted was originally incorporated in the state of Wisconsin on September 19, 2014. Lifted was created with a passion to build a culture-based organization focused upon quality products and a healthier lifestyle.

Products

Under its flagship brands Urb Finest Flowers and Silly Shruum, Lifted manufactures and sells branded hemp-derived products, and other psychoactive and alternative lifestyle  products. Lifted may in the future sell nicotine products.

Lifted also manufactures and sells similar hemp-derived products to private label clients. Lifted sells its brands of products and its private label clients’ products online primarily through its website: www.Urb.shop, which replaced www.LiftedMade.com.

During 2022, Lifted began manufacturing gummies in-house, both for its Urb Finest Flowers brand and for third party customers. Lifted plans to substantially increase its gummy manufacturing in-house. In the fourth quarter of 2022, Lifted purchased a second gummy manufacturing machine from an auction house for $155,000, and anticipated using that machine to manufacture additional gummies in additional space leased by Lifted starting on February 1, 2023. However, this second gummy manufacturing machine is inoperable. The parties are attempting to negotiate a resolution. Unless it is resolved to Lifted’s satisfaction, Lifted expects to file a lawsuit against the auction house. Lifted has purchased a third gummy manufacturing machine, and expects that this third gummy manufacturing machine will be delivered to Lifted some time during second quarter of 2023. It is anticipated that this third gummy manufacturing machine will be producing gummies in either the second or third quarter of 2023.

Officers and Employees

The executives of Lifted have backgrounds in the vaping industry, sales, graphic design, distribution, marketing, accounting, and supply chain management, skills that have helped Lifted distinguish itself from the competition.

As of March 15, 2023, Lifted has approximately 170 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, strategy, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. Currently, most of Lifted’s employees and independent contractors are based in Kenosha, Wisconsin, and the rest are located in Chicago, Illinois, and Florida.

Cali Sweets Agreement

On January 11, 2023, Lifted entered into a Manufacturing Sales and Marketing Agreement (“Agreement”) with Cali Sweets, LLC (“Cali”). Cali is headquartered in North Hollywood, California, and currently sells products under the brand name Koko Nuggz. The Agreement entitles Lifted to be the exclusive worldwide manufacturer and distributor of Cali’s disposable vape products (under the brand name Koko Puffz) and gummy products (under the brand name Koko Gummiez).

Pursuant to the Agreement, Lifted will manufacture, market, and distribute certain Cali products and brands worldwide. Lifted and Cali will equally share certain production and marketing costs associated with such products on a dollar-for-dollar basis. Revenue from the sale of such Cali products will be divided on a 60/40 basis, net of any returns, discounts, or replacements, with 60% allocated to Lifted, and the remaining 40% to Cali.

Under the terms of the Agreement, Lifted will have the right, in its discretion, to add new Cali brands and products as they are developed. Lifted can also set prices for Cali products it supplies or unilaterally discontinue the supply of any Cali product if it no longer makes business sense to Lifted. The parties also agreed that Cali will provide social media marketing services for both Cali products and brands, and for Lifted’s Urb Finest Flowers branded products.

The term of the Agreement is five years and may be extended with the mutual consent of the parties. However, after the initial 24 months, the Agreement may be terminated by either party, for any or no reason, upon providing the other party with 180 days written notice. Cali may become subject to early exit payments to Lifted if it early terminates. The exit fee formula is based on estimated profits that Lifted may have enjoyed had Cali not early terminated the relationship.

Settlement With Vape Device Manufacturer

On December 30, 2022, Lifted was able to reach an agreement for the forgiveness of $630,000 of payables owed to its third-party disposable vape device manufacturer. The agreement also includes credits to Lifted against future purchases from the device manufacturer totaling $370,047. The credit is to be provided by the manufacturer at the rate of $46,255.87 per quarter beginning with the first quarter of 2023 and continuing for the next six consecutive quarters, with a final quarterly credit of $46,255.91 for the fourth quarter of 2024. The agreement is a result of the vape manufacturer agreeing to share a portion of the Company’s prior $2,313,902 write-off of certain 2 mL disposable vapes that were written off due to clogging issues.

The payable forgiveness resulted in a net $485,496 improvement to the cost of goods sold and accrued liabilities sections of the Company’s consolidated statements of operations as of December 30, 2022. The $370,047 in credits are booked as an asset as of December 30, 2022 and recognized as other income amortized quarterly at the rate of $46,255.87 per quarter beginning with the first quarter of 2023 and continuing for the next six consecutive quarters, with a final quarterly credit of $46,255.91 for the fourth quarter of 2024.

Sources of Supply

Lifted sources its raw goods from many different suppliers. Lifted’s raw goods are third-party lab tested, and Lifted’s finished goods are also third also third-party lab tested. Lifted does not grow or manufacture its raw goods, nor does Lifted process or extract cannabinoids or other substances from raw goods. However, many of Lifted’s finished goods are made in-house using the raw goods purchased from third party vendors. Some finished goods are purchased from third party vendors, which make products for Lifted in accordance with Lifted’s specifications. Lifted designs the majority of its packaging in-house, and typically employs a third party firm to manufacture that packaging.

Lifted currently believes that it would be able to find replacement manufacturers with minimal negative impact on its business. However, Lifted’s vape pens and cartridges are sourced exclusively from China. COVID-19 and variants, Chinese holidays, backups at U.S. ports, tariffs imposed on products sourced from China, and potential hostilities involving China, could make it difficult or impossible to source these products cost effectively, or at all, from China. These risks associated with China could drastically increase Lifted’s product costs, all of which could have a serious detrimental impact on Lifted’s sales and profit margins.

Product Risks

Lifted’s products contain hemp-derived cannabinoids and other psychoactive substances. There is a risk that Lifted could be targeted by regulators or consumers with claims that its products are unsafe. Potential product safety risks, and potential laws and regulations including but not limited to any issued by the U.S. Food and Drug Administration (“FDA”) could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

Intellectual Property

Lifted maintains proprietary formulations, other trade secrets, and custom molds for its disposable vapes. Lifted also uses proprietary packaging for its products. Lifted does not currently own any registered patents, but it has applied for one patent and plans to apply for a second patent, both related to packaging.

Trademarks

Lifted has a registered trademark for its “Off-Spectrum” line of products. Lifted has applied for other trademarks, as well.

Research and Development Expenditures

Lifted’s research and development (“R&D”) expenditures consist primarily of compensation and related costs for third parties responsible for the R&D of new products. Research and development costs are expensed as they are incurred. During the year ended December 31, 2022, the Company reported R&D expenditures of $25,636. During 2022, Lifted for the first time hired an outside laboratory to conduct research and development on a potential new, non-hemp-derived, synthetic psychedelic product (the “New Psychedelic Product”) for a total of $19,800. Such research and development of the New Psychedelic Product has been put on indefinite hold. Lifted has recently successfully purchased from third parties a natural equivalent of the New Psychedelic Product. No guarantee or assurance can be given that in the future Lifted will be able to purchase more of this natural equivalent of the New Psychedelic Product, or a synthesized version thereof. In comparison, during the year ended December 31, 2021, and during the 2020 Stub Year, the Company did not report any R&D expenditures.

Marketing

Lifted markets itself by networking throughout the industry through word of mouth, through its website, and by attending trade shows. In the past, Lifted has also engaged public relations and search engine optimization firms to improve Lifted’s public relations and search engine optimization efforts. There can be no guarantee or assurance that Lifted’s marketing efforts will be successful or result in any additional sales or profits for Lifted.

Distribution

Lifted’s distribution is done internally and through third party distributors who distribute throughout the U.S. Lifted has also begun selling its products overseas. Lifted and these distributors distribute Lifted’s products to vape and smoke shops, convenience stores, grocery stores, gyms, natural food stores, wellness stores, and other locations. Lifted believes but cannot guarantee that in the event that Lifted lost its relationship with one or more of its current distributors, that other replacement distributors could be found without significant disruption to Lifted’s business.

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

Repayment of Merger Related Promissory Note

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

Stockholders Agreement

At the closing of the Merger Agreement, NWarrender, GJacobs, and WJacobs entered into a Stockholders Agreement which can be summarized as follows: each of them will vote all shares of our common stock now or hereafter owned or controlled by him as unanimously agreed upon by all three of them, including as to the following matters: election, removal and filling vacancies on our board of directors; our charter and bylaws; employment agreements, consulting agreements, fee agreements, base salaries, bonuses, management bonus pools amounts and calculations, management bonus pool allocations and payments, future stock options or warrants issuances, and any other direct or indirect compensation or benefits of any nature whatsoever; acquisitions; divestitures; and capital raises.

Executive Employment Agreements

At the closing of the Merger, the Company entered into employment agreements with NWarrender to serve as Co-Founder, Vice Chairman and Chief Operating Officer of the Company and as Chief Executive Officer of Lifted, with GJacobs to serve as Chairman, Chief Executive Officer and Secretary of the Company, and with WJacobs to serve as President, Chief Financial Officer and Treasurer of the Company (collectively the “Executive Employment Agreements”), which can be summarized as follows:

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

Pursuant to an Omnibus Agreement, commencing January 1, 2022, the Base Salary under each of the Executive Employment Agreements to be paid to GJacobs, WJacobs and NWarrender is $250,000 per year. Prior to entering into the Omnibus Agreement, the annual rate of each executive’s base salary under his Executive Employment Agreement was $100,000.

Each executive shall participate in the Company’s annual company-wide management bonus pool, which can be generally described as a cash set-aside for management bonuses of an amount equal to 33% of the amount (if any) by which the Company’s actual annual consolidated EBITDA exceeds an annual consolidated EBITDA target amount that is mutually agreed upon between the Chairman of the Compensation Committee of the board of directors, on the one hand, and NWarrender, GJacobs and WJacobs, on the other hand, with the allocation of such management bonus pool to be determined by unanimous written agreement of such three executives. Pursuant to an Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share.

Please read the below section “Allocation and Payment of Bonus Pool” for more information about the company-wide bonus pools for 2022 and 2021.

The Company provides to each executive an employee benefits package including fully paid Blue Cross/Blue Shield or equivalent family health, vision and dental insurance, without deductibles. The Company also provides to each executive prompt reimbursement for all documented business-related expenses paid or incurred by such executive in connection with the Company, including but not limited to airfare, rail, taxi, rental cars, parking, tolls, gasoline for business trips, meals, entertainment, hotel, office supplies, mobile phone, internet, hotspot, and postage expenses.

Each executive’s employment may be terminated by either the Company or such executive at any time and for any reason, provided that any termination of such executive’s employment by the Company without cause will trigger significant payment obligations by the Company to such executive.

Impact of the Merger on GJacobs’ and WJacobs’ Compensation Agreement

The Company entered into a Compensation Agreement dated as of June 19, 2019, with GJacobs and WJacobs. The material terms of the Compensation Agreement, as amended on December 1, 2020, but prior to the Omnibus Agreement and the Amended Omnibus Agreement, can be summarized as follows:

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

Liquidity and Capital Resources

Currently, the Company’s only wholly-owned subsidiary, Lifted, is generating enough free cash flow to allow the Company and Lifted to fund their operations at their current levels and to grow Lifted’s business in a conservative, capital-constrained fashion. However, no guarantee or assurance can be given that Lifted’s current level of free cash flow will continue in the future, especially in light of the continuing COVID-19 pandemic, and U.S. federal, state and local laws, regulations and executive orders that are associated with the pandemic or that otherwise negatively impact the Company’s sales of its products.

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

Even if the Company is able to raise additional capital via borrowing or the sale of equity securities of the Company: (1) Lifted is obligated to purchase the building leased by Lifted from Holdings, an affiliate of NWarrender, on or before December 31, 2023, for a fixed purchase price equal to $1,375,000; (2) the Company is accruing and paying 3% annual dividends on its Series A and Series B Convertible Preferred Stock; and (3) the Company is accruing for a company-wide bonus pool. Additional capital raised by the Company that is used to pay the aforedescribed company-wide bonus pool, or that is used to buy the building leased by Lifted from Holdings, or that is used to pay dividends on our outstanding Series A and Series B Convertible Preferred Stock, is collectively referred to as the “Allocated Capital”.

If, notwithstanding these impediments, the Company and/or Lifted is able to raise debt or equity capital that is in addition to the Allocated Capital (the “Growth Capital”), then the Growth Capital would likely be used in connection with one or more of the following: (1) stock buybacks; (2) an expansion of the building leased by Lifted from Holdings; or (3) for potential acquisitions.

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

There is no assurance that the Company and Lifted will be able to obtain the additional Growth Capital needed to accelerate our growth beyond current levels. Our ability to obtain Growth Capital will depend on the level of pandemic-related stress on Lifted’s distributors and customers, governmental prohibitions and regulations of hemp-derived cannabinoids such as delta-8-THC, investor demand, our performance and reputation, the price of the Company’s common stock, and other factors beyond our control.

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

The Market

Delta-8-THC and other cannabinoids can be derived from hemp. On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In addition, several states have enacted laws and regulations that negatively impact the sale of hemp and hemp-derived products, especially hemp-derived products containing delta-8-THC.

The market for psychoactive products is growing, and during 2022 Lifted began selling various products in this category. Many of these types of products that Lifted sells do not contain any hemp derivatives (such as THC).

Lifted’s product sales are typically made through distributors, with a limited but growing number of sales online or direct to retail outlets.

Government Laws and Regulations

Lifted primarily sells hemp-derived products, including products containing delta-8-THC and other cannabinoids. Lifted also sells other psychoactive products, and may in the future sell nicotine products. Lifted is attempting to only conduct business to the extent permitted under applicable laws and regulations.

While Lifted is optimistic regarding the future of its business selling hemp-derived products and psychoactive products, and potentially products that contain nicotine, the manufacture and sale of these products involve significant risks associated with federal, state and local laws and regulations, and regulatory agencies, that have the potential to bankrupt Lifted and the Company, or at least to negatively impact the trading price of our common stock.

In regard to the sale of hemp-derived products in the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult recreational use in a number of states, cannabis, other than plants of the same genus that meet the definition of industrial hemp, continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”), and subject to the Controlled Substances Import and Export Act (“CSIEA”). As of December 20, 2018, the 2018 Farm Bill, formally known as the Agriculture Improvement Act of 2018 (the “Farm Bill”), has reclassified hemp for commercial use by removing it from its Schedule I Status under the CSA, and Lifted seeks to operate in compliance with the legislation. However:

(a) FDA: The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. The health and safety impacts of delta-8-THC  and other cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBD, delta-8-THC and other hemp-derived cannabinoids may or could have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. Furthermore, the FDA sometimes appears to believe that certain cannabinoids are drugs, and that the sale of certain cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain hemp-derived cannabinoid-infused products such as delta-8-THC is illegal, or have imposed restrictions or prohibitions upon the sale of certain hemp-derived products. The FDA may in the future impose significant licensing or other requirements, regulations, restrictions and/or prohibitions on the sale of hemp-derived products, which could have a material adverse effect upon Lifted’s business and the trading price of our common stock;

(b) DEA: The US Drug Enforcement Agency (“DEA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to pursue Schedule I controlled substances as well as certain synthetic substances. In particular:

(i) Hemp and hemp-derived cannabinoid-infused products which exceed a delta-9-THC concentration of 0.3% by dry weight are illegal under the Farm Bill. Any failure to keep the delta-9-THC concentration in Lifted’s hemp-derived or cannabinoid-infused products below 0.3% by dry weight could subject us to action by the DEA or other regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon our Company’s business and the trading price of our common stock. In addition, certain hemp-derived products may, over time, gradually increase their delta-9-THC concentration, and this may ultimately cause such products to exceed the 0.3% delta-9-THC by dry weight concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon our Company and the trading price of our common stock. In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of legal hemp-derived products or marijuana-infused products. This may result in regulatory actions or lawsuits against the Company;

(ii) The DEA has issued a statement that some have interpreted as making hemp-derived delta-8-THC illegal. In deference to the DEA, certain state and local governments have imposed restrictions or prohibitions upon the sale of certain products containing delta-8-THC. Lifted sells significant quantities of products containing hemp-derived delta-8-THC, and any crackdown by the DEA or other regulatory authorities on products containing delta-8-THC may have a material adverse effect upon Lifted’s business and the trading price of our common stock; and

(iii) The DEA has sent a letter saying that delta-9-THCO and delta-8-THCO “do not occur naturally in the cannabis plant and can only be obtained synthetically, and therefore do not fall under the definition of hemp.” Any crackdown by the DEA or other regulatory authorities on products containing delta-9-THCO and/or delta-8-THCO may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

(c) Amended PACT act: The recently amended federal PACT act makes the online sale of certain of Lifted’s products to end users difficult or impossible. The amended federal PACT act may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

In regard to the potential sale of products containing nicotine, products containing nicotine are addictive and are subject to heavy regulation by U.S. federal, state and local governments. The legislative and regulatory landscape surrounding nicotine-containing products has created risks for Lifted’s business. Laws and regulations have been adopted that can impose significant liabilities upon companies operating in the nicotine industry, especially in regard to sales to minors. Existing and future laws and regulations affecting nicotine products may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

Furthermore, the regulation of hemp-derived, psychoactive and nicotine products is evolving. Lifted may become subject to new laws, rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon nicotine and Canna-Infused Products Companies imposed by the U.S. President pursuant to executive orders, by the U.S. Congress in laws, by U.S. federal agencies such as the FDA and/or the DEA, and/or by state and local governments. For example, Lifted’s business may be impacted by any language relating to hemp-derived or psychoactive products that might be contained in any bill that might federally legalize marijuana, or that might be contained in the next so-called “Farm Bill”, or that might be contained in other legislation at the federal or state level. Without limiting the generality of the foregoing, governmental laws, rules and regulations may impose significant new rules, restrictions, limitations, prohibitions and/or taxes on when, where, how and to whom Lifted may sell its products, and these new rules, restrictions, limitations, prohibitions and/or taxes may have a material adverse effect on Lifted’s business and the trading price of our common stock.

Competition

Lifted faces intense competition in the hemp-derived, psychoactive and alternative lifestyle products industries from both existing and emerging companies that offer similar products to Lifted. Some of Lifted’s current and potential competitors may have longer operating histories, more innovative or popular products, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the cannabinoid industry nationally and locally, Lifted may not be able to create and maintain a competitive advantage in the marketplace. Lifted’s success will depend on its ability to keep pace with any changes in local and national markets, especially in light of frequent and rapid legal and regulatory changes. Competition is also based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service. Lifted’s success will depend on its ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

Receipt of Employee Retention Tax Credits

In August 2022, with the assistance of a third party consulting firm, Lifted applied for Employee Retention Tax Credits (“ERC”) for certain quarters of 2020 and 2021. In the fourth quarter of 2022, gross credits of $233,534 were recovered, and Lifted paid the third party consulting firm a commission of $58,384. The ERC is accounted for as a reduction in payroll expenses in the fourth quarter of 2022. The commission is accounted for as Professional Fees expense.

Acquisition Process

The structure of the Company’s participation in business opportunities and ventures will continue to be situational.

The Company is likely to structure future acquisitions as a purchase of 19.99% or less, or 100%, of a target company’s equity ownership interest, or as a so-called tax-free reorganization, or as an asset purchase. However, in particular situations, the Company is willing to consider alternative deal structures including joint ventures.

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

An Investment Committee appointed by the Company’s Board of Directors, currently consisting of our GJacobs, NWarrender, and WJacobs will review material furnished to it and will vote whether or not the Investment Committee believes a potential acquisition is in the Company’s best interests and the interests of the Company’s shareholders. If the Investment Committee votes unanimously to approve a potential acquisition, then such acquisition will be presented to the Board of Directors of the Company for their review and a vote. The Company does not intend to proceed forward with a potential acquisition without the unanimous approval of the Investment Committee and approval by a majority of the Company’s Board of Directors.

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

There is no guarantee that the Company can obtain or maintain the funding needed for its operations, including the funds necessary to search for and investigate acquisition candidates, and to close an acquisition including paying the substantial costs of legal, accounting and other relevant professional services. At the present time, due to the facts that billions of dollars of market capitalization have been lost by publicly traded corporations in the cannabis industry, investor sentiment regarding equity or debt capital raises within the cannabis industry is profoundly negative. This negative investor sentiment, combined with many other negative macro factors such as inflation, recessionary pressures, global conflicts, supply chain issues and regulatory pressures associated with the pandemic, and interest rate increases triggered by the U.S. Federal Reserve, has made it extremely difficult for the Company to attract Growth Capital on acceptable terms and conditions. The Company can provide no guarantee or assurance as to whether or when such profoundly negative investor sentiment might improve.

In connection with the reporting of the Company’s financial results for the second and third quarters of 2022, we mentioned that we were in discussions/negotiations regarding two potential acquisitions, one within our current industry, and the other outside of our current industry and in the process of international expansion. These discussions/negotiations have terminated without any deals being agreed upon, and no guarantee or assurance whatsoever can be given that discussions/negotiations with either of these two potential acquisitions or with any other potential acquisition candidates will result in any letter of intent or definitive acquisition agreement. In light of significant macro-economic risks, and other domestic and international political, regulatory, and military uncertainties, we generally have pursued a conservative “risk off” mentality regarding the potential issuance of additional common stock of the Company, and regarding the pricing, term and other conditions of potential borrowings by the Company.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties (“Risk Factors”). In the following Risk Factors, the terms “us”, “we”, “Company,” “LFTD Partners” and “Lifted” are meant to include references to LFTD Partners, Lifted (including its collaborations, acquisitions, asset purchases and/or joint ventures), SmplyLifted, Ablis, Bendistillery and Bend Spirits, as appropriate in the context of particular Risk Factors. These Risks Factors may cause our operations to vary materially from those contemplated by our forward-looking statements. These Risk Factors include:

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

Because we have a limited operating history, we may not be able to successfully manage our business or maintain profitability

We have a limited operating history with Lifted, upon which you can evaluate our prospects and our potential value. Prior to that, we have not been profitable during most of our years of operation. We face many risks that could prevent us from maintaining profits in future years. We cannot assure you that we will be profitable in the future.

Because Lifted is operating in relatively new and evolving industries, certain operating and business risks may not be recognized by management before substantial losses are incurred. For examples: in the third quarter of 2022, Lifted experienced substantial losses associated with clogged vapes, and in the fourth quarter of 2021, Lifted wrote off a substantial investment in tobacco-free nicotine pouches. No assurance or guarantee can be provided that future substantial losses will not occur.

Our acquisition of Lifted and our prior acquisitions of 4.99% of the outstanding equity of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, involve significant risk, and there can be no assurance that the business of Lifted, or 4.99% of the common stock of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, will be successful or generate any profit or other financial benefit for our Company. Impairments of some or all of the value of our investments in Ablis, Bend Spirits and/or Bendistillery may occur. An inability by LFTD Partners to achieve financial benefit from Lifted, Ablis, Bend Spirits or Bendistillery may materially adversely affect our Company and the trading price of our common stock.

We have incurred substantial losses in the past

Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $4,238,735 as of December 31, 2022. We may incur significant losses in the future for a number of reasons, including the risks described in ITEM 1A. RISK FACTORS, and unforeseen expenses, difficulties, legal or regulatory challenges, complications and delays and other unknown events. Any failure to achieve and sustain profitability may materially adversely affect our Company and the trading price of our common stock.

We have substantial ongoing payment obligations

We have substantial ongoing payment obligations, including payroll and benefits, rent and overhead costs, inventory purchases, professional fees, bonuses, preferred stock dividends, other operating expenses, income taxes, excise taxes, and other liabilities. Moreover, under the Omnibus Agreement, Lifted is obligated to purchase a building leased by Lifted from an affiliate of our Vice Chairman and COO NWarrender on or before December 31, 2023, for a fixed purchase price equal to $1,375,000. A failure to pay our financial obligations when they become due and payable may materially adversely affect our Company and the trading price of our common stock.

We may need to raise substantial amounts of additional capital to pay our ongoing obligations and to pay for our operations

There is no guarantee that Lifted’s operations will generate sufficient free cash flow to allow us to pay our ongoing obligations described in the preceding risk factor. We may need to raise millions of dollars of additional capital just to pay our ongoing obligations. There is no guarantee that we can obtain the funding needed to pay these ongoing obligations on acceptable terms, if at all, and neither our directors, officers, nor any third party is obligated to provide any financing. Failure to raise substantial amounts of additional capital may materially adversely affect our Company and the trading price of our common stock.

We may not be profitable in the future

We have not been profitable during most of our years of operation. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable. Failure to achieve profitability will materially adversely affect our Company and the trading price of our common stock.

Also, our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of unforeseen laws, regulations, restrictions, taxes, expenses, difficulties, complications and delays, the other risks described herein and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. Any future losses will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing and selling hemp-derived, psychoactive and potentially nicotine products, as outlined herein, we are unable to accurately predict our future financial results. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. Our failure to remain profitable would decrease the value of our Company and could impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations. All of these risks may materially adversely affect our Company and the trading price of our common stock.

The “going concern” qualification in our financial statements adversely impacts our potential to raise capital

Our annual financial statements contain a so-called “going concern” qualification. This qualification is attributable to the substantial risk factors associated with our business and the regulatory environment surrounding the industries in which we operate, which at the present time make it very difficult for our management to represent to our auditors that we will be able to continue as a going concern. The presence of the “going concern” qualification in our financial statements adversely impacts our potential to raise debt or equity capital on acceptable terms and conditions, if at all. This situation may materially adversely affect our Company and the trading price of our common stock.

Our future profitability may be significantly reduced by our annual company-wide management bonus pool

Our future profitability may be significantly reduced by our annual company-wide management bonus pool. Pursuant to the terms of the employment agreements that we have entered into with our senior executives, we have agreed to pay to our senior executives and their designees (who may include employees, contractors, consultants, and directors of our Company) an annual management bonus pool, which will be an aggregate annual amount that is equal to 33% of the amount, if any, by which our earnings before interest, taxes, depreciation and amortization (“EBITDA”) in a given calendar year exceeds our EBITDA during the prior calendar year, or 33% of the amount by which our EBITDA in a given calendar year exceeds a target amount that has been mutually agreed upon by the Chairman of our Compensation Committee of our Board of Directors and our senior executives. Depending upon the trajectory of our future growth, if any, in our EBITDA, the annual company-wide management bonus pool may turn out to be an extremely large amount of money. The obligation to pay such annual company-wide management bonus pool may materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by many significant economic, health, safety and financial issues

Businesses are materially adversely affected by periods of significant economic slowdown or recession, wars, tariffs, pandemics, fears of inflation or deflation, rising interest rates, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as they relate to our proposed acquisitions, the capital and credit markets have experienced volatility and disruption. National and global political, trade, financial and business conditions have experienced difficulties. Access to financing often is negatively impacted. Credit is often limited. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Prominent risks include high interest rates, wars, pandemics, supply chin disruptions, regulatory risks, tariffs, energy dislocations and costs, rising health care costs, social and political unrest, safety and health risks, and many other issues. These risks may materially adversely affect our Company and the trading price of our common stock.

Our payroll, benefits, sales commissions, rent and other operational costs are significant and growing

Our operational costs are growing significantly. We now employ a total of over 170 people as employees and independent contractors. Our payroll and benefits costs, including health, dental and vision insurance for employees, are substantial. We have expanded into more leased spaces. Our costs for accountants, lawyers and other consultants are substantial. Our costs of raw materials, packaging, fulfillment and sales are growing. We have compensation arrangements for our salespeople that include significant commissions that are percentages of their sales, and a compensation arrangement for Lifted’s Chief Strategy Officer that includes a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. These and other significant operational costs may materially adversely affect our Company and the trading price of our common stock.

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

There can be no assurance that Lifted or any other acquisitions that we may make will be profitable or will generate the Growth Capital we need in the future.

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

There can be no assurance that we will obtain Growth Capital from debt providers. Even if debt financing is available, it may only be available on very expensive or otherwise unattractive terms and conditions. For example, any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may be operationally burdensome and may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Debt financings may also contain provisions that, if breached, may entitle lenders or their agents to accelerate the repayment of loans or realize upon security over our assets, and there is no assurance that we would be able to repay such loans in such an event or prevent the exercise of rights granted to secured parties pursuant to any such debt financing. Debt agreements may also contain covenant restrictions that limit our ability to operate our business, including restrictions on our ability to invest in our existing facilities, incur additional debt or issue guarantees, create additional liens, repurchase stock or make other restricted payments. As a result of these covenants, our ability to respond to changes in business and economic conditions and to engage in beneficial transactions, including obtaining additional financing and pursuing business opportunities, may be restricted.

In summary, we cannot assure you that we will be able to raise needed equity or debt capital on commercially acceptable terms, or at all. Delay, disruption, or failure to obtain sufficient financing may result in the delay or failure of our business plans. Our inability to raise sufficient Growth Capital on commercially acceptable terms, or at all, may have a material adverse effect on our Company and the trading price of our common stock.

Our future capital requirements are uncertain

Our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of Lifted’s products and services; the amounts of packaging, inventory, employees, space and equipment that will be needed to operate our business and to be able to increase our production to meet consumer demand for our products in the future; the levels of promotion and advertising that will be required to launch Lifted’s new products and services and to achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; our relationships with our vendors and customers; and our need to attract and retain talented employees. The terms and conditions, amounts and timing of our capital raises may not be in sync with our capital needs, all of which may materially adversely affect our Company and the trading price of our common stock.

Our common stock lacks a meaningful public market

At present, only a limited market exists for our common stock with a low average daily trading volume. There is no assurance that a regular trading market will develop and if developed, that it will be sustained. A potential investor may choose not to invest because of the low trading volume in our common stock, and an existing owner of our common stock may be unable to sell our common stock should he or she desire to do so. Or, if an existing owner of our common stock decides to sell our common stock, such sales could drive the price of our common stock significantly lower. Furthermore, it is unlikely that a lending institution will accept our common stock as pledged collateral for loans. This lack of liquidity may materially adversely affect our Company and the trading price of our common stock.

Our common stock may never be listed on a recognized national exchange

Our common stock trades on the OTCQB Venture Market. You should not assume that any effort to uplist the trading of our common stock to a recognized national exchange would be successful, or if successful, that compliance with the listing requirements of such recognized national exchange will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, minimum number of shareholders, and ability to establish a sufficient number of market makers. A failure or inability to uplist the trading of our common stock to a recognized national exchange, or any failure to maintain compliance with the listing requirements of such recognized national exchange, may materially adversely affect our Company and the trading price of our common stock.

Unless and until our common stock is approved for listing on a recognized national exchange, many potential investors may be unwilling to purchase our common stock

Our common stock currently trades on the OTCQB Venture Market. Many funds and other potential investors are unable or unwilling to purchase stocks on the OTCQB Venture Market, being required or simply preferring to purchase stocks that have been approved for listing on a recognized national exchange, such as the NASDAQ or the NYSE. Recognizing this situation, we would like to uplist from the OTCQB Venture Market to a recognized national exchange such as NASDAQ, if and when we meet the NASDAQ’s listing requirements. Unless and until we successfully uplist, potential investor interest in our common stock may be muted, which may adversely affect our company and the trading price of our common stock.

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

Certain stock brokers will not handle our common stock

Certain stock brokers will not handle our common stock, in light of the SEC “penny stock” rules and heightened internal compliance scrutiny. This situation has made it difficult for some potential investors to purchase our common stock, or even just to hold our common stock in their brokerage accounts. This situation may materially adversely affect our business and the trading price of our common stock.

Options trading of our common stock is not currently possible

At the present time, potential investors have no ability to purchase or sell options to trade in our common stock. This situation has made it difficult for some potential investors to accumulate positions in our common stock, or to achieve their desired level of liquidity in their position in our common stock. This situation may materially adversely affect our business and the trading price of our common stock.

Our common stock lacks institutional or analyst support

Our Company lacks institutional support. In addition, investment banks with research capabilities do not currently follow our common stock. This lack of institutional or analyst support lessens the trading volume and general market interest in our common stock, and may adversely affect an investor’s ability to trade a significant amount of our common stock. This lack of institutional or analyst support may materially adversely affect our Company and the trading price of our common stock. Moreover, in the event that we obtain securities or industry analyst coverage, if one or more of the analysts who cover us or our business downgrade our securities or publish inaccurate or unfavorable research about us or our business, our Company and the trading price of our common stock may be materially adversely affected.

The public float of our common stock is small

The public float of our common stock is small, which may limit the willingness or ability of some individuals, funds and institutions to invest in our common stock. This lack of liquidity may materially adversely affect our Company and the trading price of our common stock.

The trading price of our common stock may be volatile and could drop quickly and unexpectedly

The stocks of micro-cap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macro-economic developments in North America and globally, financial crises, pandemics, trade wars, military conflicts, and market perceptions of the attractiveness of particular industries. This volatility may materially adversely affect our Company by making it more difficult to raise capital or complete acquisitions. In addition, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. Our Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert our management’s attention and resources away from our business. For these reasons and others, quick and unexpected drops in the trading price of our common stock are likely from time to time. Volatility in our common stock price may materially adversely affect our Company and the trading price of our common stock.

Sales of shares of our common stock, or the perception in the public markets that these sales may occur in the future, may cause the trading price of our common stock to fall

Since the trading volume of our common stock is very low and the amount of our common stock in the public float is very small, any sales or attempts to sell our common stock, or the perception that sales or attempts to sell our common stock may occur, may adversely affect the trading price of our common stock. The market price of our common stock may decline significantly as a result of sales of a large number of shares of our common stock in the market. In addition, if any of our significant stockholders sells a large number of shares, or if we issue a large number of shares, the market price of our stock may decline. We suspect, but cannot guarantee, that a significant portion of the selling pressure on our common stock during the past few months has been driven by investors who converted their shares of our Series A Convertible Preferred Stock at an exercise price of $1.00 per share, and who are now taking profits on their investments.

Any issuance of additional common stock or common stock equivalents by us would result in dilution to our existing shareholders. Such issuances may be made at a price that reflects a discount to the then-current trading price of our common stock. Moreover, the perception in the public market that stockholders may sell shares of our stock or that we may issue additional shares of common stock may depress the market for our shares and make it more difficult for us to sell equity securities in the future at any time, if at all. These factors may have a material adverse effect on our Company and the trading price of our common stock.

We may issue additional shares of common stock, and options and warrants to purchase additional shares of common stock, without stockholder approval, which would dilute the current holders of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common stock, and/or options and warrants to purchase shares of common stock. We may issue shares of our common stock, or options or warrants to purchase shares of our common stock, to complete a business combination or to raise capital, or to incentivize our directors, officers and employees. Such stock issuances, and such issuances of options and warrants, could be made at a price that reflects a discount from the then-current trading price of our common stock. These issuances may dilute our stockholders’ ownership interests significantly. These issuances also may have the effect of reducing our stockholders’ influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of currently outstanding stock options and warrants exercise those options or warrants to purchase shares of our common stock. This dilution may materially adversely affect the trading price of our common stock.

The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock

Our certificate of incorporation gives our Board of Directors the right to create one or more new series of preferred stock. As a result, the Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that may adversely affect the voting power and equity interests of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be used to discourage, delay or prevent a change of control of our Company, which may materially adversely affect the price of our common stock.

Our common stock may be subject to significant dilution

Our capital raising may include the sale of significant numbers of shares of our common stock or other securities convertible into our common stock, and may also include the issuance of significant numbers of options, warrants or other securities convertible into shares of our common stock. We also may issue significant numbers of shares of our common stock, or options, warrants, or other securities convertible into shares of our common stock, as a portion of the consideration for acquisitions. We are also likely to issue significant numbers of shares of common stock, options and/or warrants, or rights to purchase warrants, to our officers, directors, employees and/or independent contractors, and to investment bankers and finders, especially in connection with the closing of capital raises and acquisitions, or as incentives to attract and retain talented personnel. Such transactions may significantly increase the number of outstanding shares of our common stock, and may be highly dilutive to our existing stockholders. In addition, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. This dilution may have a material adverse effect on our Company and the trading price of our common stock. In addition, we have options, warrants, and rights to purchase warrants, outstanding covering several million shares of our common stock. If all of these millions of options and warrants were to be exercised, the number of outstanding shares of our common stock would increase significantly. Moreover, additional shares may be issued in connection with future acquisition and business operations. This dilution may have a material adverse effect on our Company and the trading price of our common stock.

Raising capital by selling our common stock or convertible preferred stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market, especially because the prices of stocks of many publicly traded cannabis companies have experienced significant declines. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. This may materially adversely affect our Company and the trading price of our common stock.

Raising capital by selling our common stock or convertible preferred stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. Many potential purchasers of equity securities in micro-cap and small-cap publicly traded companies with extremely low trading volumes are only willing to purchase at a significant discount to the trading price of the common stock of such companies. In addition, we may be required to pay cash fees and/or fees in the form of warrants equal to 7% or more of the gross sales proceeds raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer’s common stock in advance of the pricing of the issue. This may make our raising capital by selling equity securities significantly more expensive and materially adversely affect the trading price of our common stock.

Debt financing is difficult to obtain and could be expensive

Debt financing is difficult to obtain in the current credit markets, especially for companies involved in the hemp-derived, psychoactive and nicotine industries. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. Providers of debt may also be issued options, warrants, or rights to purchase warrants, to purchase shares of our common stock. This may materially adversely affect our Company and the trading price of our common stock.

Raising capital by borrowing could be risky

If we were to raise capital by borrowing amounts to fund our operations or for additional acquisitions, that would be risky. Interest rates charged to companies in the cannabis industry typically are high, and often have short terms. Cash is required to service the debt and ongoing covenants and negative covenants are typically employed which can restrict the way in which we operate our business. If the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi-equity accommodations. These risks may materially adversely affect our Company and the trading price of our common stock.

Our financing decisions may be made without stockholder approval

Our financing decisions and related decisions regarding levels of debt, capitalization, distributions, acquisitions and other key operating parameters are determined by our Board of Directors in its discretion, in many cases without any notice to or vote by our stockholders. This may materially adversely affect our Company and the trading price of our common stock.

Our investor relations efforts may not be successful

Our investor relations efforts may not be successful. At the present time, due to the facts that billions of dollars of market capitalization have been lost by publicly traded corporations in the cannabis industry, investor sentiment regarding equity or debt capital raises within the cannabis industry is profoundly negative. This negative investor sentiment, combined with many other negative macro factors such as inflation, recessionary pressures, global conflicts, supply chain issues and regulatory pressures associated with the pandemic, and interest rate increases triggered by the U.S. Federal Reserve, has made it extremely difficult for the Company to attract Growth Capital on acceptable terms and conditions. The Company can provide no guarantee or assurance whatsoever that this profoundly negative investor sentiment could be reversed by traditional investor relations efforts. This situation may materially adversely affect our Company and the trading price of our common stock.

An increase in interest rates may have an adverse effect on the trading price of our common stock

An increase in market interest rates may tend to make our common stock less attractive relative to other investments, which may adversely affect the trading price of our common stock.

Increases in taxes and regulatory compliance costs may reduce our margins

Costs resulting from changes in or new income taxes, value added taxes, service taxes, sales and use taxes, excise taxes and other taxes may adversely affect our margins. These costs may materially adversely affect our Company and the trading price of our common stock.

Tax interpretations and changes in tax regulations and legislation may adversely affect us

Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities. Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the applicable taxation authorities upon audit. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits may significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

In addition, we may periodically restructure our legal entities and if taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate may be materially affected. In connection with such restructurings, we may also incur additional charges associated with consulting fees and other charges.

In addition, changes in tax interpretations and changes in tax regulations and legislation may impose significant burdens upon our management’s time and resources, and may require us to expend significant additional amounts on accounting, tax, legal and other matters.

All of the foregoing may materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business and the trading price of our common stock. This risk is especially important relative to the hemp-derived, psychoactive products and nicotine products industries, which are controversial socially, scientifically and legally. This risk may materially adversely affect our Company and the trading price of our common stock.

A small number of stockholders have significant influence over us

A small number of our stockholders and members of our board of directors and management acting together are able to exert significant influence over us through their ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of these individuals may have the effect of preventing or delaying a change in control of our Company which they oppose even if our other stockholders believe it is in their best interests.

In addition, our shareholders have authorized GJacobs to seek shareholders agreements and/or proxies from other parties, including potential future capital sources and the owners of potential future acquisition candidates. Pursuant to this authorization, GJacobs has signed a Stockholders Agreement with our largest stockholder, NWarrender, and with WJacobs, that will ensure that all 3,900,455 shares of our common stock issued to NWarrender in the Lifted Merger, and the many shares of our common stock owned and controlled by GJacobs and WJacobs, will be voted in concert on the election of directors, compensation matters, acquisitions and divestitures, capital raises, and other significant matters.

Accordingly, our officers GJacobs, WJacobs and NWarrender, voting together, have substantial influence over our policies and management. We may take actions supported by the three of them that may not be viewed by some stockholders to be in our best interest, or the three of them could prevent or delay a change in our control which they oppose even if our other stockholders believe it is in their best interests. This may materially adversely affect our Company and the trading price of our common stock.

State law and our articles of incorporation and bylaws help preserve insiders’ control over us

Provisions of Nevada state law, our articles of incorporation and bylaws may discourage, delay or prevent a change in our management team that stockholders may consider favorable. These provisions may include: (1) authorizing the issuance of “blank check” preferred stock without any need for action by stockholders; (2) permitting stockholder action by written consent; and (3) establishing advance notice requirements for nominations for election to the board of directors, or for proposing matters that can be acted on by stockholders at stockholder meetings. These provisions, if included in our articles of incorporation or by-laws, could allow our board of directors to affect an investor’s rights as a stockholder since our board of directors could make it more difficult for preferred stockholders or common stockholders to replace members of the board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions may in turn affect any attempt to replace the current or future management team. These factors may adversely affect our Company or the trading price of our Stock.

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the retention of our current directors and officers. We do not currently have any director and officer liability insurance, which is a disincentive to serving as a director or officer of our Company. Some of our directors and officers may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting new directors and officers, and retaining our current directors and officers, may be expensive. Other publicly traded companies pay their directors and officers significantly more than we do. The costs of future cash, bonus and equity incentives to retain and attract directors and officers may materially adversely affect our Company and the trading price of our common stock.

We indemnify our directors and officers, and certain other parties

Our bylaws specifically limit the liability of our officers and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The bylaws also provide for indemnification of our officers and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. In the ordinary course of business, we also may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, independent contractors and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third-parties. We may also agree to indemnify former officers, directors, employees and independent contractors of acquired companies in connection with the acquisition of such companies. Such indemnification agreements may not be subject to maximum loss clauses. It is not possible to determine the maximum potential amount of exposure in regard to these obligations to indemnify, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Use of our capital or assets for such indemnification would reduce amounts available for Company operations or for other purposes, which may materially adversely affect our Company and the trading price of our common stock.

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

Our cost of being a publicly traded company will increase as our business operations expand

As we grow, our management expenses, legal, consulting and accounting fees, and other costs associated with being a publicly traded company will continue to increase. We have been hiring additional employees and professionals in order to have appropriate internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). In December 2021, the Company engaged a third party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of the Sarbanes-Oxley Act; we expect the services of this consulting firm to be costly. Our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company may have a material adverse effect on our Company and the trading price of our common stock.

Decreased effectiveness of stock options and warrants could adversely affect our ability to attract and retain employees

We expect to use stock options, warrants, and/or rights to purchase warrants to purchase common stock as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and to provide competitive compensation packages. Volatility or lack of positive performance in our common stock price may adversely affect our ability to retain key employees or to attract additional highly-qualified personnel. At any given time, a portion of our outstanding employee stock options, warrants, and/or rights to purchase warrants to purchase common stock may have exercise prices in excess of our then-current common stock trading price, or may have expired worthless. To the extent these circumstances occur, our ability to retain employees may be adversely affected. As a result, we may have to incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain and motivate employees. Any of these situations may materially adversely affect our Company and the trading price of our common stock.

The Company's earnings will be reduced by stock compensation resulting from the issuance of 645,000 shares of Deferred Contingent Stock pursuant to the terms of the Lifted Merger

Pursuant to the terms of the Lifted Merger, a total of 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) payable after the third anniversary of the Lifted Merger to certain employees of Lifted and the Company who have been specified by NWarrender in his discretion (the “Deferred Contingent Stock Recipients”), subject to certain conditions and requirements. During the period from February 24, 2023 through the date of filing of this Annual Report on Form 10-K, certain shares of the Deferred Contingent Stock have been issued to certain of the Deferred Contingent Stock Recipients as described in NOTE 15 – SUBSEQUENT EVENTS. The issuance of shares of Deferred Contingent Stock is accounted for and reported as stock compensation as of the date of issuance, which will reduce the Company's earnings during the first quarter of 2023 and during subsequent quarters until all of the Deferred Contingent Stock has been issued. The issuance of the Deferred Contingent Stock will increase the number of outstanding shares of our common stock, and will thereby decrease our earnings per share. This may adversely affect our Company and the trading price of our common stock.

The potential sale of Deferred Contingent Stock by the Deferred Contingent Stock Recipients may depress the trading price of our common stock

Pursuant to the terms of the Lifted Merger, on and after February 24, 2023, certain shares of the Deferred Contingent Stock have been issued to certain of the Deferred Contingent Stock Recipients; please refer to NOTE 15 – SUBSEQUENT EVENTS to read about the Deferred Contingent Stock that has been issued on and after February 24, 2023 through the filing of this Annual Report on Form 10-K. Deferred Contingent Stock Recipients may find it necessary or desirable to sell all or a portion of their Deferred Contingent Stock. This may adversely affect our Company and the trading price of our common stock.

RISK FACTORS RELATING TO ACCOUNTING AND INTERNAL FINANCIAL CONTROLS

Tax and accounting requirements may change in ways that are unforeseen to us and we may face difficulty or be unable to implement or comply with any such changes

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, our financial and operational resources, and the manner in which we conduct our business or the marketability of any of our products. We plan to expand our operations in the future. These operations, and any expansion thereto, will require us to comply with the tax laws and regulations of multiple jurisdictions, within and outside of the United States of America, which may vary substantially. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we fail to comply. These factors may materially adversely affect our Company and the trading price of our common stock.

We may have exposure to greater than anticipated tax liabilities, which may harm our business

We may be subject to tax audits by federal, state, and local tax authorities, both within and outside of the United States of America. Any adverse outcome from a tax audit could seriously harm our business. In addition, determining our tax liabilities requires significant judgment by management, and there may be transactions where the ultimate tax determination is uncertain. Although we believe that the tax liabilities recorded in our financial statements are reasonable, the ultimate tax outcome relating to such amounts may differ for such period or periods and may seriously harm our business. Furthermore, due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions, we may be subject to significant changes in ways that impair our financial results. Our results of operations and cash flows may be adversely affected by additional taxes imposed on us prospectively or retroactively or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information for tax reporting purposes to various government agencies. These factors may materially adversely affect our Company and the trading price of our common stock.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives

As a public company, we incur significant legal, accounting, consulting and other expenses. In addition, the Sarbanes-Oxley Act, and rules implemented by the SEC, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and to establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel may fail to improve or maintain effective internal controls over financial reporting (“ICFR”) and disclosure controls and procedures (“DCP”) necessary to ensure timely and accurate reporting of operational and financial results. Our management team has to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. As mentioned above, the Company has engaged a third party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of the Sarbanes-Oxley Act; the services of this consulting firm are costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required to furnish a report by our management on our ICFR, which, after we have met certain requirements, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly, time-consuming and challenging. In this regard, we will need to continue to dedicate internal resources and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for ICFR. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our ICFR is effective as required by Section 404. This may result in one or more material weaknesses in our ICFR, which may cause an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which may have a material adverse effect on our Company and the trading price of our common stock.

Management may not be able to successfully implement adequate internal controls over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.

As defined in Rules 13a-15(f) and 15d(f) under the Exchange Act, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Proper systems of ICFR and disclosure are critical to the operation of a public company. However, management may not be able to successfully establish and maintain effective internal controls over financial reporting, and our DCP or ICFR may not prevent all errors and all fraud. Due to complications associated with organic growth and acquisitions, and with modifications to internal control over financial reporting and other policies and procedures associated with many factors, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or operations, or that the degree of compliance with the policies or procedures may deteriorate. Our efforts to remediate material weaknesses may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting. It is not expected that our disclosure controls and procedures and internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. We cannot guarantee that we will not have a material weakness in our internal controls in the future.

We anticipate that sometime within the next two years, we are going to be subject to having our internal financial controls audited by our outside accounting firm pursuant to the Sarbanes-Oxley Act. We are making, and are continuing to make, efforts to design, implement and document these internal financial controls, but these internal financial controls are complicated, time-consuming and expensive. Our internal financial controls are not complete, and additional work is required, which will continue to require substantial expenditure of management time and consulting fees. If the internal financial controls are deemed to not have been designed properly, or if they are not documented properly, or if they are implemented improperly or inadequately documented or deemed to be ineffective, our internal financial controls may not be approved by our outside auditors, and consequently our reputation may be damaged, or we may be subject to scrutiny by regulators or investors. If we experience any material weakness in our internal controls in the future, our financial statements may contain misstatements and we may be required to restate our financial statements. If we cannot provide reliable financial reports or prevent fraud, or if we are required to restate our financial statements, our reputation and operating results may be materially and adversely affected. All of these factors may materially adversely affect our Company and the trading price of our common stock.

RISK FACTORS RELATING TO LIFTED, BENDISTILLERY, BEND SPIRITS AND ABLIS (COLLECTIVELY, “LIFTED”) AND FUTURE ACQUISITIONS

The FDA has not approved any of Lifted’s products for any medical purpose, and Lifted could face cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA

Lifted has not applied to the U.S. Food and Drug Administration (“FDA”) for any approvals of any of Lifted’s products, and may never do so. The FDA has not approved any of Lifted’s products for any medical purpose, and may never do so. Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA or the U.S. Drug Enforcement Administration (“DEA”) for failure to obtain FDA or DEA approval of its products, or for Lifted’s packaging, labeling, advertisements and promotions of its products without any FDA or DEA approvals. For example, the FDA might take action against Lifted alleging that Lifted has engaged in the promotion of an unapproved drug. Historically, the FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted and other companies selling products that are similar to the products that Lifted sells. Defending cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. Any cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA may have a material adverse effect on our company and the trading price of our common stock.

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners because the FDA has not approved Lifted’s products for any medical purpose, or because the FDA or DEA has issued cease and desist letters, or brought lawsuits or other enforcement actions against Lifted, or for other reasons associated with the packaging, labeling, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for many different reasons, such as: (1) Lifted has not applied to the FDA for any approvals of any of Lifted’s products, and may never do so; (2) The FDA has not approved any of Lifted’s products for any medical purpose, and may never do so; (3) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA for failure to obtain FDA approval of its products, or for Lifted’s packaging, labeling, advertisements and promotions of its products without any FDA approvals. For example, the FDA might take action against Lifted alleging that Lifted has engaged in the promotion of an unapproved drug. The FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted and other companies selling cannabinoid products that are similar to Lifted’s products; (4) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the DEA alleging that Lifted’s products are illegal; and (5) Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for other reasons associated with the packaging, labeling, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products. Defending lawsuits by investors may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. Any lawsuits by investors may have a material adverse effect on our company and the trading price of our common stock.

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners due to drops in the trading price of LFTD Partners’ common stock triggered by FDA or DEA cease and desist letters, lawsuits or enforcement actions against Lifted

Our common stock has relatively low trading volume, and the trading price is volatile. FDA or DEA cease and desist letters, lawsuits or enforcement actions against Lifted may cause drops in the trading price of LFTD Partners’ common stock. Defending lawsuits by investors may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. Any lawsuits by investors may have a material adverse effect on our Company and the trading price of our common stock.

The Preventing Online Sales of E-Cigarettes to Children Act may have a material adverse effect on certain portions of Lifted’s online sales

The “Consolidated Appropriations Act, 2021” signed into law on December 27, 2020, includes the Preventing Online Sales of E-Cigarettes to Children Act, which extends the Jenkins Act and Prevent All Cigarette Trafficking Act (“PACT”) to cover all electronic nicotine delivery system (“ENDS”) products, including related accessories that do not contain nicotine (collectively, the “Amended PACT Act”). Under the Amended PACT Act, the United States Postal Service (“USPS”) was required to impose new restrictions that prohibit the shipping of ENDS products through USPS no later than April 2021. The Amended PACT Act also imposes a number of stringent requirements for online sales. As of March 27, 2021, online vape retailers were required to: (1) engage in third party identity verification for all sales; (2) use a shipping service that verifies age at delivery; (3) follow all Amended PACT Act shipping requirements; (4) register with the US Attorney General; (5) register with the tobacco tax administrator of any state in which products are sold; (6) collect all applicable local taxes; (7) share all transactions for a state with that state’s tax administrator following that state’s reporting rules; and (8) maintain records of any delivery interruptions or incomplete deliveries due to failure to confirm identity for five years.

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

Pandemics or disease outbreaks, such as the novel coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which may materially affect Lifted’s and target companies’ operations and results of operations

Pandemics or disease outbreaks such as the novel coronavirus known as COVID-19 may depress demand for products manufactured by Lifted and target companies for many reasons. Governmentally imposed restrictions on public gatherings or interactions may limit Lifted’s and target companies’ ability to manufacture, sell and distribute their products, and may also restrict Lifted’s and target companies’ customers’ and consumers’ ability or willingness to purchase Lifted’s and target companies’ products.

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

Lifted’s and target companies’ operations may become limited in their ability to procure, deliver, produce or distribute their products because of transport restrictions related to quarantines or travel bans.

Workforce limitations and travel restrictions resulting from pandemics or disease outbreaks and related government actions may impact many aspects of Lifted’s and target companies’ businesses. If a significant percentage of Lifted’s or target companies’ workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, Lifted’s and target companies’ operations may be negatively impacted. In addition, pandemics or disease outbreaks could result in a widespread health crisis that may adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may affect customers’ demand for Lifted’s and target companies’ products, all of which may materially adversely affect our Company and the trading price of our common stock.

Lifted and target companies, or the hemp-derived, psychoactive and nicotine industries more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception

The hemp-derived, psychoactive and nicotine industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the hemp-derived, psychoactive and nicotine products sold to consumers. The perception of the hemp-derived, psychoactive and nicotine products industries, and hemp-derived, psychoactive and nicotine products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) relating to the consumption of hemp-derived, psychoactive or nicotine products, including unexpected safety or efficacy concerns arising with respect to hemp-derived, psychoactive or nicotine products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media or governmental attention or other research findings or publicity will be favorable to the hemp-derived, psychoactive or nicotine markets. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions earlier research reports, findings or publicity (whether or not accurate or with merit) may result in a significant reduction in the demand for Lifted’s and target companies’ products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of hemp-derived, psychoactive or nicotine products, or of Lifted’s and target companies’ products specifically, or associating the consumption of hemp-derived, psychoactive or nicotine products with illness or other negative effects or events, may adversely affect Lifted and target companies. This adverse publicity may arise even if the adverse effects associated with hemp-derived, psychoactive or nicotine products resulted from consumers’ failure to use such products legally, appropriately or as directed, and may materially adversely affect our Company and the trading price of our common stock.

Nicotine is an addictive chemical and governmental health authorities want to curb its use

Nicotine is a highly addictive chemical, and governmental health authorities want to curb its use, especially by minors. If Lifted and target companies become involved in the sale of products containing nicotine, it is highly likely that those nicotine products will be subject to extensive scrutiny, regulations, restrictions and/or prohibition by governmental health authorities in order to curb nicotine use. Such governmental action may materially adversely affect our Company and the trading price of our common stock.

Many nicotine-containing products have been linked to cancer

Many nicotine-containing products such as cigarettes and cigars have been linked to lung, mouth, throat and other cancers. If Lifted and target companies become involved in the sale of products containing nicotine, and if Lifted’s and target companies’ nicotine-containing products are perceived by government health authorities, or proven by scientific studies, as being carcinogenic, then such products could be subject to regulations, restrictions and/or prohibitions by governmental health authorities in order to prevent cancer. Governmental regulations may already prohibit or require warning labels to be displayed on such products in certain jurisdictions. Lawsuits related to the use of such products may also occur. Such governmental regulations, restrictions and/or prohibitions by governmental health authorities, and such lawsuits, may materially adversely affect our Company and the trading price of our common stock.

Some vaping products may have been linked to deaths and illnesses

Federal, state and local authorities are investigating deaths and illnesses apparently related to vaping. We can provide no guarantees or assurances that nicotine products, vapes, e-liquids and electronic cigarettes will not be prohibited, banned and/or heavily regulated in response to these deaths and illnesses, nor that Lifted and target companies will not be sued by customers who use Lifted’s and target companies’ nicotine products, vapes, e-liquids and electronic cigarette products. Prohibition, banning or regulation of such products, or lawsuits related to the use of Lifted’s products, may have a material adverse effect on our Company and the trading price of our common stock.

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

Changes in applicable safety, health and environmental standards may impose stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for Lifted and target companies and their officers, directors and employees. Lifted and target companies may not be able to determine the specific impact that future changes in safety, health and environmental laws and regulations may have on their industry, operations and/or activities and our resulting financial position; however, Lifted and target companies may anticipate that capital expenditures and operating expenses may increase in the future as a result of the implementation of new and increasingly stringent safety, health and environmental laws and regulations. Further changes in safety, health and environmental laws and regulations, new information on existing safety, health and environmental conditions or other events, including legal proceedings based upon such conditions or an inability to obtain necessary permits in relation thereto, may require increased compliance expenditures by Lifted and target companies. This may have a material adverse effect on Lifted and the trading price of our common stock.

Lifted and target companies may lose profits or become subject to liability arising from any breach of contract or fraudulent or illegal activity by our suppliers, testing labs, employees, independent contractors, consultants and others

Lifted and target companies are exposed to the risk that their suppliers, testing labs, employees, independent contractors, consultants, service providers, business partners and licensors may engage in breach of contract or fraudulent, disreputable or other illegal activity. Misconduct by these parties could include, but is not limited to, intentional undertakings of unauthorized activities, or reckless or negligent undertakings of authorized activities, in each case on Lifted’s or target companies’ behalf or in Lifted’s or target companies’ service that violate: (i) confidentiality agreements; (ii) other contracts; (iii) government regulations; (iv) manufacturing standards; (v) laws that require the true, complete and accurate reporting of financial information or data; or (vi) Lifted’s or target companies’ agreements with insurers. Or, an individual or company may illicitly replicate Lifted’s and target companies’ products and attempt to sell these knock-off products as Lifted or as Lifted’s agent. Consequently, Lifted and target companies could be exposed to the loss of sales, revenue and profits, class action and other litigation, increased governmental inspections and related sanctions, the loss of any compliance certifications or the inability to obtain future compliance certifications, and reputational or brand damage as a result of prohibited activities that are undertaken without Lifted’s or target companies’ knowledge or permission and contrary to Lifted’s and target companies’ confidentiality agreements, contracts, internal policies, procedures and operating requirements. Lifted and target companies may be required to expend substantial time, effort and legal fees in order to address such situations.

Lifted and target companies may not always identify and prevent misconduct by their suppliers, testing labs, employees, independent contractors, consultants, service providers, business partners and licensors, and the precautions taken by Lifted and target companies to detect and prevent this activity may not be effective in controlling unknown, unanticipated or unmanaged risks or losses or in protecting Lifted and target companies from governmental investigations or other actions or lawsuits stemming from such misconduct. If any such actions are instituted against Lifted and target companies, and Lifted and target companies are not successful in defending themselves or asserting their rights, those actions may have a significant impact on their businesses, including the imposition of civil, criminal or administrative penalties, damages, monetary fines and contractual damages, reputational harm, diminished profits and future earnings or curtailment of their operations. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted, Lifted’s co-packers and target companies may experience breaches of security at their facilities or loss as a result of the theft of their products

Because of the concentration of inventory at Lifted’s, Lifted’s co-packers, and target companies’ facilities, Lifted, Lifted’s co-packers, and target companies are subject to the risk of theft of their products and other security breaches. A security breach at Lifted’s, Lifted’s co-packers, or a target company’s facility may result in a significant loss of available products, expose Lifted or the target company to additional liability under applicable regulations and to potentially costly litigation or increased expenses relating to the resolution and future prevention of similar thefts, any of which may have an adverse effect on Lifted’s and the target company’s business, financial condition and results of operations. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to risks related to their information technology systems, including the risk that they may be the subject of a cyber-attack and the risk that they may be in non-compliance with applicable privacy laws

Lifted and target companies may have purchased or entered into agreements with third parties for website services, hardware, networks, equipment, software, payment processing services, website “plug-in” software, applications, telecommunications and other information technology services (“IT”) in connection with their operations. Lifted’s and target companies’ operations may depend, in part, on how well they and their vendors protect their IT against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, disruptions in internet and mobile commerce, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events may result in IT failures, operational and financial reporting delays, increases in capital expenses, including potentially ransom payments, or other potential costs and business disruptions that may result if Lifted’s or target companies’ customers assert claims regarding Lifted’s or target companies’ technology. Lifted’s and target companies’ operations may also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems, software and applications, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems, or a component of IT systems, may, depending on the nature of any such failure, adversely impact Lifted’s and target companies’ reputations and results of operations.

There are a number of laws protecting the confidentiality of customer personal information, and restricting the use and disclosure of that protected information. Lifted and target companies may collect and store personal information about their customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if Lifted or target companies are found to be in violation of the privacy or security rules under laws protecting the confidentiality of customer information, including as a result of data theft and privacy breaches, Lifted and target companies may be subject to sanctions and civil or criminal penalties, which may increase their liabilities and harm their reputations.

As cyber threats continue to evolve, Lifted and target companies may be required to expand significant additional resources to continue to modify or enhance their protective measures or to investigate and remediate any information security vulnerabilities. While Lifted and target companies may have implemented security resources to protect their data security and IT, such measures may not prevent such events. Significant disruption to their information technology system or breaches of data security may have a material adverse effect on their business financial condition and results of operations. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s and target companies’ production and shipping facilities are integral to their businesses and adverse changes or developments affecting our facilities may have an adverse impact on our business

Lifted and target companies’ production and shipping facilities are integral to their businesses. Adverse changes or developments affecting these facilities, including, but not limited to, the spoiling of raw and finished goods, a fire, an explosion, equipment failure, a power failure, a natural disaster, inclement weather, an epidemic, pandemic or other public health crisis, or a material failure of our security infrastructure, could reduce or require Lifted and target companies to entirely suspend operations at the affected facilities. These factors may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be unable to grow

Lifted and target companies’ businesses are subject to a variety of business risks generally associated with developing companies. Lifted’s and target companies’ ability to grow, and to expand and maintain market acceptance for their products, will depend on a number of factors, many of which may be beyond their control. Future development and expansion could place significant strain on Lifted’s and target companies’ management personnel and likely will require them to recruit additional management personnel, and there is no assurance that they will be able to do so. This may have a material adverse effect on our Company and the trading price of our common stock.

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

Demand for Lifted’s and target companies’ products is dependent on a number of social, political and economic factors that are beyond Lifted’s and target companies’ control. There is no assurance that an increase in existing demand will occur, that Lifted and target companies will benefit from any such demand increase or that their businesses will remain profitable even in the event of such an increase in demand. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may experience significant fluctuations in their operating results and growth rate

Lifted and target companies may not be able to accurately forecast their growth rate. Lifted’s and target companies’ revenue growth may not be sustainable, and their percentage growth rates may decrease. Lifted’s and target companies’ revenue and operating profit growth may depend on the continued growth of demand for their products and services, and their businesses may be affected by general economic and business conditions worldwide, and an evolving regulatory and legal landscape for Lifted’s and target companies’ products. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Lifted’s and target companies’ sales and operating results may also fluctuate for many other reasons, including due to risks described elsewhere in this section and due to risks and uncertainties associated with the following topics and issues:

•	Issues associated with the legality or safety of products containing hemp-derived cannabinoids, psychoactive substances and nicotine;
•	Labor unavailability, supply chain disruptions, and other issues and problems associated with pandemics and other force majeure-type events and conditions;
•	Lifted’s and target companies’ ability to retain and increase sales to existing customers, attract new customers, satisfy their customers’ demands, and maintain profit margins;
•	Lifted’s and target companies’ ability to retain and expand their network of wholesalers and distributors;
•	Lifted’s and target companies’ ability to expand their online sales;
•	Competition from substantially larger and financially stronger competitors;
•	Continued access to inventory and suppliers, some of whom may be acquired by competitors or otherwise become unavailable to Lifted and target companies;
•	Lifted’s and target companies’ ability to offer products on favorable terms, manage inventory, and fulfill orders;
•	The introduction of competitive stores, websites, applications, products, services, price decreases, or improvements, and changes in consumer preferences and trends;
•	Changes in usage or adoption rates of the internet, e-commerce, electronic devices, and web services, including outside the U.S.;
•	Timing, effectiveness, and costs of expansion and upgrades of Lifted’s and target companies’ systems and infrastructure;
•	The success of Lifted’s and target companies’ geographic, service, and product line expansions;
•	Lifted’s and target companies’ ability to properly store inventory to avoid spoilage and to ensure that devices (such as vapes) work properly;
•	The extent to which Lifted and target companies finance, and the terms of any such financing for, Lifted’s and target companies’ current operations and future growth;

26

•

The outcomes of legal proceedings and claims, which may include significant settlement costs, legal fees, monetary damages or injunctive relief and could have a material adverse impact on Lifted’s and target companies’ operating results;

•	Variations in the mix of products and services that Lifted and target companies sell;
•	Variations in Lifted’s and target companies’ level of merchandise and vendor returns;
•	The extent to which Lifted and target companies offer favorable shipping terms, reduce prices, offer discounts, and provide additional benefits to their customers;
•	Factors affecting Lifted’s and target companies’ reputations or brand images;
•	The extent to which Lifted and target companies invest in technology and content, fulfillment, and other expense categories;
•	Increases in the prices of energy products and commodities like plastic, batteries, paper and packing supplies;
•	The ability to collect amounts owed to Lifted and target companies when they become due;
•

The extent to which Lifted and target companies’ are affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

•	Terrorist attacks and armed hostilities.

Lifted and target companies may be subject to risks related to the protection and enforcement of their intellectual property rights, or intellectual property they license from others, and may become subject to allegations that they or their licensors are in violation of intellectual property rights of third parties

The ownership, licensing and protection of trademarks, patents and intellectual property rights may be significant aspects of Lifted’s and target companies’ future success. Unauthorized parties may attempt to replicate or otherwise obtain and use Lifted’s and target companies’ look and feel, packaging, products and technology. Policing the unauthorized use of Lifted’s and target companies’ current or future trademarks, patents or other intellectual property rights now or in the future may be difficult, expensive, time consuming and unpredictable, as may be enforcing these rights against the unauthorized use by others. Identifying the unauthorized use of intellectual property rights is difficult as Lifted and target companies may be unable to effectively monitor and evaluate the products being distributed by their competitors, and the processes used to produce such products.

In addition, in any infringement proceeding, some or all of Lifted’s and target companies’ trademarks, patents or other intellectual property rights or other proprietary know-how, and that which they may license from others, or arrangements or agreements seeking to protect the same for Lifted’s and target companies’ benefit, may be found invalid, unenforceable, anticompetitive or not infringed or may be interpreted narrowly and such proceeding may put existing intellectual property applications at risk of not being issued. In addition, other parties may claim that Lifted’s and target companies’ products, or those that they license from others, infringe on their proprietary, copyright or patent protected rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources and legal fees, result in injunctions or temporary restraining orders or require the payment of damages. As well, Lifted and target companies may need to obtain licenses from third parties who allege that Lifted and target companies have infringed on their lawful rights. Such licenses may not be available on terms acceptable to Lifted and target companies, or at all. In addition, Lifted and target companies may not be able to obtain or utilize on terms that are favorable to them, or at all, licenses or other rights with respect to intellectual property that they do not own.

Lifted and target companies may also rely on certain trade secrets, technical know-how and proprietary information that are not protected by patents to maintain their competitive position. Lifted’s and target companies’ trade secrets, technical know-how and proprietary information, which are not protected by patents, may become known to or be independently developed by competitors, which may adversely affect Lifted and target companies. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be exposed to risks relating to the laws of various countries as a result of its expanding international sales and distribution

Lifted’s products are currently sold and distributed around the world, and Lifted plans to expand these international sales and distribution. As a result, we are exposed to various levels of political, economic, legal and other risks and uncertainties associated with selling, distributing and exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of Lifted’s products, political instability, instability at the United Nations level, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and our industries more generally.

Changes, if any, in the laws, regulations and policies relating to the advertising, production, sale and use of Lifted’s products or in the general economic policies in these jurisdictions, or shifts in political attitude related thereto, may adversely affect the profitability of our sales and distribution in these countries. As we explore novel business models, international regulations will become increasingly challenging to manage. Specifically, our operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on advertising, production, price controls, controls on currency remittance, and increased income taxes. Failure to comply strictly with applicable laws, regulations and local practices may result in additional taxes, costs, civil or criminal fines or penalties or other expenses being levied on our international operations, as well as other potential adverse consequences such as the loss of necessary permits or governmental approvals.

Furthermore, there is no assurance that we will be able to secure any requisite import and export approvals, licenses or permits that are necessary or desirable for the international sale and distribution of our products. Even if we obtain the necessary import and export approvals, there may be shipment delays or other challenges related to the delivery of our products to customers in other countries. Countries may also impose restrictions or limitations on imports. As a result, we may be required to establish facilities in one or more countries in the European Union (or elsewhere) where we wish to distribute our products in order to take advantage of the favorable legislation offered to producers located in these countries. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

Lifted faces risks associated with its expansion into new markets outside of the current jurisdictions where we conduct business

We plan in the future to expand our operations and business into jurisdictions outside of the jurisdictions where we currently conduct business. There can be no assurance that any market for our products will develop in any such foreign jurisdiction. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, new competition, changes in laws and regulations, the possibility that we may be in violation of these laws and regulations as a result of such changes, taxes, and potential litigation, among other risks. These risk factors may limit our capability to successfully expand our sales, distribution or export of our products to such jurisdictions. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

We may be unable to sustain our revenue growth and development, and may be forced to adjust our operations accordingly

Lifted’s revenue has grown in recent years. Lifted’s ability to sustain this growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production and distribution of our products, competition from others, the size of the illicit market, and our ability to produce sufficient volumes of our products to meet demand. Regulatory changes, particularly in the primary jurisdictions where we operate, may continue to attract new market entrants and may dilute our potential opportunity and early-mover advantage. In addition, we are subject to a variety of business risks generally associated with developing companies. Future development and expansion may place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

We depend on a limited number of customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue may decline significantly

Our business is dependent on a limited number of customers for a substantial portion of our revenue. If we fail to retain or expand our customer relationships or significant customers reduce their purchases, our revenue may decline significantly. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

Consumers in our industry are brand-conscious, so brand name recognition and acceptance of our products are critical to our success

Our business is in part dependent upon customer awareness of our brands and market acceptance of our products. If we do not successfully grow our brands and product offerings, we may not achieve and maintain satisfactory levels of acceptance by distributors, wholesalers and end consumers. Any failure of our brands to maintain or increase acceptance or market penetration may likely have a material adverse effect on our revenues and financial results. Moreover, we cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our sales, products' branding and on consumer preferences. In addition, negative public relations and product quality issues, including negative perceptions regarding the industries in which we operate, whether real or imagined, may damage our reputation and brands and may cause customers to choose other brands’ products over our products. Our brand image may also be adversely affected by unfavorable reports, studies and articles, litigation, or regulatory or other governmental action, whether involving our products or those of our competitors. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to obtain or afford insurance coverage in respect of the risks our business faces, or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that we face

We may not be able to obtain or afford insurance coverage in respect of certain risks that our business faces, including product liability insurance, protecting our assets, the loss of employees, and operations. Even if insurance is obtained, our insurance coverage may be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that may impede our liquidity, profitability or solvency, all of which may materially adversely affect our Company and the trading price of our common stock.

Increased labor costs, potential organization of our workforce, employee strikes, and other labor-related disruption may adversely affect our operations

It is difficult for Lifted to identify and hire new employees in the current environment: the labor market is limited and labor costs have increased. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We cannot assure that our labor costs going forward will remain competitive based on various factors, such as: (i) labor costs may continue to increase as the labor supply is tight; (ii) our workforce may organize in the future and labor agreements may be put in place that have significantly higher labor rates and company obligations; (iii) our competitors may maintain significantly lower labor costs, putting us at a competitive disadvantage; and (iv) our labor costs may increase in connection with our growth. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations

Our business is dependent on a number of key inputs and their related costs, including raw materials, supplies and equipment related to our operations, co-packers, as well as electricity, water and other utilities. Our suppliers, co-packers and customers are dispersed. Governments may regulate or restrict the flow of labor or products, and the Company’s operations, suppliers, customers and distribution channels could be severely impacted. For examples: China could regulate or restrict the flow of raw materials and products to the United States; the shipment of raw materials and products by sea and/or air from China and other locations to Wisconsin may be disrupted, delayed or increased in cost; the Chinese New Year celebrations may disrupt or delay shipments of raw materials and products; and the State of Wisconsin could impose prohibitions or restrictions on the operation of “non-essential” businesses, and might characterize Lifted as a “non-essential” business. Any significant future governmental-mandated or market-related delay, interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile shipping and energy costs, may curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by power outages, or equipment breakage.

Our ability to compete is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

We face risks associated with the transportation of our products to consumers in a safe and efficient manner

We depend on fast, cost-effective, and efficient transportation services to distribute our products to distributers, wholesalers and end users. Any prolonged disruption of third-party transportation services may have a material adverse effect on our sales volumes or satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources

Manufacturers and distributors of products such as those that Lifted sells are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety, and inadequate or inaccurate labeling disclosure. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the products produced by us are recalled due to an alleged product defect or for any other reason, we may be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result of any such recall, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable gross profit or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands.

Additionally, product recalls may lead to increased scrutiny of our operations by the FDA or by state regulatory agencies, requiring further management attention, increased compliance costs and potential legal fees, fines, penalties and other expenses. Any product recall affecting the hemp-derived, psychoactive and nicotine products industries more broadly, whether or not involving us, may also lead consumers to lose confidence in the general safety and security of hemp-derived, psychoactive and nicotine products, including products sold by us. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

Companies and regulators in the marijuana industry are often hostile to the hemp-derived products industry, and sometimes use their political strength to seek prohibition, regulation and/or taxation of hemp-derived products including products, such as those containing delta-8-THC and delta-9-THC

Companies and regulators in the marijuana industry are often hostile to the hemp-derived products industry, as they witness the growing popularity of hemp-derived products taking sales away from licensed marijuana dispensaries. They sometimes use their political strength to seek prohibition, regulation and/or taxation of hemp-derived products, including for example, products containing delta-8-THC and delta-9-THC. Prohibitions, restrictions and taxes are now imposed on the shipment and/or sale of certain hemp-derived products in many states, and are being considered by other states. These restrictions, prohibitions and taxes may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to product liability claims or regulatory action if their products are alleged to have caused significant loss or injury

Lifted and target companies, as manufacturers and distributors of products which in some cases are ingested by humans, face the risk of exposure to product liability claims, regulatory action and litigation if their products are alleged to have caused loss or injury. Lifted and target companies may be subject to these types of claims due to allegations that their products caused or contributed to injury or illness, failed to include adequate instructions for use, or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of hemp-derived products, psychoactive substances, and nicotine alone or in combination with other medications or substances may also occur. In addition, the manufacture and sale of any such products, like the manufacture and sale of any ingested product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Lifted and target companies may in the future have to recall certain of their products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against Lifted or a target company may result in increased costs and may adversely affect Lifted’s or such target company’s reputation and goodwill with its customers. There can be no assurance that Lifted and target companies will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities, if at all. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims may result in us becoming subject to significant liabilities that are uninsured and also may adversely affect Lifted’s and target companies’ commercial arrangements with third parties. This may have a material adverse effect on our Company and the trading price of our common stock.

We rely on third-party distributors to distribute our products, and those distributors may not perform their obligations

We rely on third-party distributors to distribute our products. If these distributors do not successfully sell our products, if there is a delay or interruption in the distribution of our products, or if these third parties damage our products, it may negatively impact our revenue from product sales. Any damage to our products, such as product spoilage, may expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

We rely on third party vendors to manufacture some of our products, and those third party vendors may not perform their obligations

We rely on third party vendors to manufacture some of our products. If these third party vendors do not successfully carry out their contractual duties, if there is a delay or interruption in the manufacture of our products, or if these third party vendors produce defective products, it may negatively impact our revenue from product sales. Any negative impact to the production of our products by the third party vendors may expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

Certain events or developments in the cannabis industry more generally may impact our reputation

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As a producer and distributor of hemp-derived products, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how we or the cannabis industry is perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects. This may also impact our ability to attract and/or maintain business partners that are not primarily engaged in the cannabis industry, such as major convenience stores. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

Some companies in the cannabis industry are owned or controlled by people with criminal backgrounds or by people with little regard for compliance with applicable laws, rules and regulations

The cannabis industry includes people with criminal backgrounds or who operated their cannabis businesses illegally for many years. In addition, the cannabis industry includes people who seems to have little regard for compliance with all applicable laws, rules and regulations. This has sometimes resulted in a competitive environment in which publicly traded companies are at a relative disadvantage to certain privately held companies. This “unlevel playing field” may have a material adverse effect on our Company and the trading price of our common stock.

The seasonality of Lifted’s and target companies’ businesses may place increased strain on their operations

Lifted and target companies may expect a disproportionate amount of their net sales to occur during a particular quarter. If Lifted and target companies do not stock or restock popular products in sufficient amounts such that they fail to meet customer demand, it may significantly affect Lifted’s and target companies’ revenue and their future growth. If Lifted and target companies overstock products, they may be required to take significant inventory markdowns or write-offs and incur commitment costs, which may reduce profitability. If too many customers access Lifted’s and target companies’ websites within a short period of time due to increased demand, Lifted and target companies may experience system interruptions that make their websites unavailable or prevent Lifted and target companies from efficiently fulfilling orders, which may reduce the volume of goods they sell and the attractiveness of their products and services. In addition, Lifted and target companies may be unable to adequately staff their fulfillment network and customer service centers during these peak periods and may be unable to meet the seasonal demand. All of these situations may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to identify, audit, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring minority or majority equity ownership interests in Canna-Infused Products Companies. We may not, however, be able to identify, audit, or acquire such equity ownership interests on acceptable terms, if at all.

In connection with the reporting of the Company’s financial results for the second and third quarters of 2022, we mentioned that we were in discussions/negotiations regarding two potential acquisitions, one within our current industry, and the other outside of our current industry and in the process of international expansion. These discussions/negotiations have terminated without any deals being agreed upon, and no guarantee or assurance whatsoever can be given that discussions/negotiations with either of these two potential acquisitions or with any other potential acquisition candidates will result in any letter of intent or definitive acquisition agreement. In light of significant macro-economic risks, and other domestic and international political, regulatory, and military uncertainties, we generally have pursued a conservative “risk off” mentality regarding the potential issuance of additional common stock of the Company, and regarding the pricing, term and other conditions of potential borrowings by the Company.

If we do enter any letter of intent or definitive acquisition agreement, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness or by selling shares of our common or convertible preferred stock. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire such equity ownership interests in the future. Target companies may not decide to proceed forward with mergers that are the subject of letters of intent. Failure to acquire such equity ownership interests on acceptable terms, if at all, may have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

Canna-Infused Products Companies and companies involved in selling products containing psychoactive substances or nicotine are subject to regulatory risks, both nationally and internationally

Lifted and other Canna-Infused Products Companies are subject to risks associated with the federal government’s and state and local governments’ evolving regulation of hemp, hemp-derived products, psychoactive substances, tobacco, nicotine, and other products. We can provide no assurance that one or more federal agencies, such as the FDA, the DEA, or state and local governments will not attempt to impose rules, regulations, moratoriums, prohibitions, more taxes, or other restrictions or impediments upon Canna-Infused Products Companies, and companies involved in selling products containing psychoactive substances or nicotine. For example, the US federal government has recently enacted a law that may make it more difficult to sell online and ship nicotine, vape and other products. In addition, the FDA and certain states have enacted laws and regulations that prohibit or otherwise negatively impact the sale of certain hemp-derived, psychoactive and nicotine products. Moreover, if Lifted or Canna-Infused Products Companies or companies involved in selling products containing psychoactive substances or nicotine expand internationally (of which there is no guarantee that they ever would), we can provide no guarantee or assurance that these companies will be able to comply with all applicable governmental laws and regulations. Any failure to comply with all of such rules, regulations, moratoriums, prohibitions, taxes, or other restrictions or impediments upon Canna-Infused Products Companies, and companies involved in selling products containing psychoactive substances or nicotine, could potentially result in lawsuits, substantial fines and penalties, and/or other negative governmental actions. All of the above factors may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s sales are dependent upon the sale of delta-8-THC products, which may be restricted or prohibited by the FDA, the DEA or other governmental agencies, laws or regulations

Lifted’s sales are significantly dependent upon the sale of products containing hemp-derived delta-8-THC. The FDA, the DEA and other federal, state and local governments and agencies may impose laws, rules, regulations and executive orders that effectively prohibit Lifted from selling products containing delta-8-THC or certain other cannabinoids. For example, the DEA has sent a letter saying that delta-9-THCO and delta-8-THCO “do not occur naturally in the cannabis plant and can only be obtained synthetically, and therefore do not fall under the definition of hemp”, and any crackdown by the DEA or other regulatory authorities on products containing delta-9-THCO and/or delta-8-THCO may have a material adverse effect upon Lifted’s business and the trading price of our common stock. Consequently, Lifted’s and LFTD Partners’ future financial prospects are uncertain, and no guarantee or assurance whatsoever can be made that Lifted and LFTD Partners will be able to continue to pay their financial obligations when they become due and payable in the future. This risk may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be forced to write off inventories of hemp, cannabinoid-infused products, psychoactive products, and/or nicotine-infused products, if those products are subject to prohibitions on sales, either nationally or in particular states

Lifted and target companies may find it necessary to build and carry significant quantities of inventory, in order to be able to fulfill large orders received from distributors or other customers. If the FDA and/or state laws and regulations prohibit the sale of certain hemp, cannabinoid-infused products, psychoactive products, and/or nicotine-infused products, then Lifted and target companies may find themselves holding significant inventories of such products that cannot be sold, and therefore must be written off. Such write offs could be significant, and may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations. Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness or stock dilution; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; and (vi) the loss or reduction of control over certain of our assets. Material acquisitions have been and may continue to be material to our business strategy. There is no guarantee that any acquisition will be accretive. The existence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may result in our incurring those liabilities. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in closing or implementing a strategic transaction or integrating any acquired business into our operations. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may seek to enter into marketing relationships, affiliations, strategic alliances, or expand the scope of currently existing relationships, with third parties that Lifted and target companies believe will have a beneficial impact on them, and there are risks that such strategic alliances or expansions of Lifted’s and target companies’ currently existing relationships may not enhance their businesses in the desired manner

Lifted and target companies may expand the scope of, and may in the future enter into, strategic alliances with third parties that they believe will complement or augment their existing businesses. Their ability to complete further strategic alliances is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, strategic alliances could present unforeseen integration obstacles or costs, may not enhance their businesses, and may involve risks that may adversely affect them, including the investment of significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Lifted and target companies may become dependent on their strategic partners and actions by such partners may harm their businesses. Future strategic alliances may result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future strategic alliances will be developed, maintained or achieve the expected benefits to their businesses or that they will be able to consummate future strategic alliances on satisfactory terms, or at all. This may have a material adverse effect on our Company and the trading price of our common stock.

Third parties with whom we do business may perceive themselves as being exposed to reputational risk as a result of their relationship with us

The parties with whom we do business, or would like to do business, may perceive that they are exposed to reputational risk as a result of our business activities relating to hemp-derived products, psychoactive substances and nicotine, which may hinder our ability to establish or maintain business relationships. These perceptions relating to our business activities may interfere with our relationship with service providers, particularly in the financial services industry in the United States and certain jurisdictions where our products are not legal. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies rely on third-party distributors and wholesalers to distribute and/or sell a portion of their products, and those distributors and wholesalers may not perform their obligations or may have allegiances to their own or other competitors’ products

Lifted and target companies rely on third-party distributors and wholesalers to distribute a portion of their products. If these distributors and wholesalers do not successfully carry out their contractual duties, if these distributors and wholesalers have allegiances to their own or other competitors’ products, if there is a delay or interruption in the distribution of Lifted’s or target companies’ products, or if these third parties damage Lifted’s or target companies’ products in transit or improperly store the products, causing spoilage or functionality issues, Lifted’s and target companies’ revenue may be negatively impacted. Any damage to Lifted’s and target companies’ products may expose Lifted and target companies to potential product liability, damage the reputation of Lifted’s and target companies’ brands or otherwise harm Lifted’s and target companies’ businesses. The foregoing factors and issues associated with third-party distributors and wholesalers may have a material adverse effect on our Company and the trading price of our common stock.

The FDA appears to be concerned about many hemp-derived products

The FDA appears to be concerned about many hemp-derived products. The FDA appears to believe that certain hemp-derived cannabinoids like CBD are drugs, and therefore that the sale of certain hemp-derived products containing cannabinoids such as CBD should require FDA approval. In deference to the FDA, various states and municipalities have declared that the sale of certain hemp-derived products are illegal. There can be no guarantee or assurance whatsoever that the FDA’s regulatory concerns about hemp-derived products will be resolved favorably for the hemp-derived products industry. Aggressive law enforcement against the hemp-derived products industry by federal, state or local authorities and agencies may have a material adverse effect upon Lifted and the trading price of our common stock.

Hemp-derived products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of hemp-derived products have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that certain hemp-derived products may have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. If the FDA, scientific research and/or clinical studies ultimately demonstrate negative health and/or safety impacts of hemp-derived products upon consumers, then Lifted’s business and the trading price of our common stock may be materially adversely affected.

Hemp-derived products are federally illegal if they exceed 0.3% delta-9-THC on a dry weight basis

Hemp-derived products which exceed a delta-9-THC concentration of 0.3% on a dry weight basis are federally illegal. Certain states may consider hemp and hemp-derived products which exceed 0.3% total THC on a dry weight basis to be illegal.

Any failure to keep the delta-9-THC or total THC concentration in hemp or hemp-derived products below the applicable legal standard could subject Lifted and target companies to action by regulatory authorities and/or to lawsuits by consumers, which may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the delta-9-THC levels reflected in consumers’ blood tests are the result of hemp-derived products or marijuana products. This may result in regulatory actions or lawsuits that may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

Also, certain hemp-derived products may, over time, gradually increase their delta-9-THC or total THC concentration, and this may ultimately cause such products to exceed the applicable concentration level, making such products illegal in certain jurisdictions. If this happens, we may be subject to regulatory action that may have a material adverse effect upon Lifted and the trading price of our common stock.

Also, federal and state authorities may seek to classify cannabinoids that naturally occur in hemp, such as delta-8-THC, as illegal. If this happens, we may be subject to regulatory action that may have a material adverse effect upon Lifted and the trading price of our common stock.

The price of cannabinoid raw materials could spike as demand for cannabinoid-infused products increases

Although considerable hemp acreage has been and reportedly is being developed around the country, which is expected to increase the supply of hemp and hemp-derived distillate, the demand for certain hemp-derived raw materials is also growing, and any spike in the price of these raw materials may materially adversely affect Lifted and the trading price of our common stock.

Target companies may not be of the same caliber company as previous acquisitions, or target companies’ management may not fit well into our corporate culture

If we acquire a company that is not of the same caliber company as Lifted, or if we acquire a company that does not have management that is as talented and high energy as Lifted’s management, or for whatever reason the management of the acquired company does not fit in well with the rest of our team, we may become less attractive for potential investors, future acquisition targets may be uninterested in merging into our Company, and the overall camaraderie among the players in our Company may disappear, which may materially adversely affect our Company and the price of our stock.

Lifted and target companies may be unable to keep pace with rapid industry, technological and market changes

Lifted and target companies may be unable to keep pace with rapid industry, technological and market changes that could affect Lifted’s and target companies’ services, products and businesses, or so keeping pace may require a substantial amount of Lifted’s management time and substantial fees being paid to outside legal counsel and consultants, all of which may materially adversely affect our Company and the trading price of our common stock.

Large competitors are expected to enter the hemp-derived, psychoactive and nicotine product industries

We expect that over the next few years major chain stores, manufacturers, retailers, beverage and other consumer products companies, and distributors, with tremendous financial resources and marketing expertise will emerge to compete against Lifted and target companies in the hemp-derived, psychoactive, and nicotine products industries. Lifted and target companies may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger companies, which may materially adversely affect our Company and the trading price of our common stock.

Increases in labor costs could harm Lifted’s and target companies’ businesses

The U.S. in general, and Bend, Oregon in particular, have experienced very low unemployment, and higher minimum wages, which generally results in rising labor costs. Such rising labor costs are adversely affecting the expenses of Ablis, Bendistillery and Bend Spirits, and may adversely affect the expenses of Lifted and target companies’ businesses, which may materially adversely affect our Company and the trading price of our common stock.

We cannot predict the effect of inquiries from and/or actions by the DEA, the FDA, Federal Trade Commission, state attorneys general, other government agencies and/or quasi-government agencies into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of Lifted’s and target companies’ products

Lifted and target companies are subject to the risks of investigations and/or enforcement actions by the DEA, the FDA, Federal Trade Commission (“FTC”), state attorneys general and/or other government and/or quasi-governmental agencies relating to the advertising, marketing, promotion, ingredients, usage and/or sale of their products. If an inquiry by the DEA, the FDA, FTC, a state attorney general or other government or quasi-government agency finds that Lifted’s or target companies’ products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, or that they are misleading, untruthful or unsubstantiated, Lifted or target companies may become subject to fines, product reformulations, container changes, changes in the usage or sale of Lifted’s or target companies’ products, changes in their advertising, marketing and promotion practices, and/or injunctions on the sale of the products, each of which may have a material adverse effect on our business, financial condition or results of operations and on the trading price of our common stock.

We may be required to obtain state, DEA and/or FDA permits, certifications and/or approvals in order to conduct business

Lifted and target companies may be required to obtain and maintain state, DEA and/or FDA permits, certifications and/or approvals in order to conduct business involving hemp-derived products, psychoactive substances, nicotine, food, other edibles, and consumer goods. These permits, certifications and/or approvals may not be obtainable, or obtaining and maintaining them may involve enormous expenditures of time and money for consultants, studies, facilities, compliance, purchases, acquisitions and other matters. Failure to obtain and maintain all necessary permits, certifications and approvals, or the enormous expenditures of time and money associated with obtaining and maintaining all necessary permits, certifications and approvals, may have a material adverse effect on our business, financial condition or results of operations and on the trading price of our common stock.

Lifted and target companies may be subject to investigations by OSHA or other workplace safety agencies

Lifted’s and target companies’ manufacturing, storage and shipping departments include the use of various machinery, equipment, vehicles and raw goods. Notwithstanding appropriate training protocols and safety measures, workplace accidents may occur, and may subject Lifted and target companies to investigations by Occupational Safety and Health Administration (“OSHA”) or other workplace safety agencies. Such accidents and investigations may have a material adverse effect on our business, reputation, financial condition or results of operations and on the trading price of our common stock.

Lifted and target companies may be subject to personal injury or workman’s compensation claims

If notwithstanding appropriate training protocols and safety measures, Lifted’s and target companies’ employees are injured on the job, Lifted and target companies may be subject to personal injury or workman’s compensation claims. Defending these claims may be require the expenditure of substantial management time and legal fees, and may result in material judgments or settlements that may or may not covered by insurance. Such settlements or judgments related to personal injury or workman’s compensation claims may have a material adverse effect on our business, reputation, financial condition or results of operations and on the trading price of our common stock.

Litigation regarding Lifted’s and target companies’ businesses and products, and related unfavorable media attention, may expose Lifted and target companies to significant liabilities and reduce demand for their products

From time to time third parties may claim that certain statements made in Lifted’s and target companies’ advertisements, certificates of analysis and/or on the labels of their products were false and/or misleading or otherwise not in compliance with standards applicable to food, other edibles, or non-prescription cannabinoid formulations under local, state or federal law, and/or that their products are not safe. Pending or threatened business-related and product-related litigation may consume significant financial and managerial resources and result in decreased demand for Lifted’s and target companies’ products, significant monetary awards against Lifted and target companies, and injury to Lifted’s and target companies’ and their respective management’s reputations. This may have a material adverse effect on our Company and the trading price of our common stock.

Criticism of Lifted’s and target companies’ products and/or criticism or a negative perception of Lifted’s and target companies’ industries, could adversely affect Lifted and target companies

Unfavorable reports on the health effects or pricing of Lifted’s and target companies’ products, including product safety concerns, whether generated by scientists, researchers, journalists, consumers, government regulators, industry groups, or on social media may have an adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. This may have a material adverse effect on our Company and the trading price of our common stock.

Vape, e-liquid, e-cigarette, and nicotine product risks

Some of Lifted’s and target companies’ inhalable products may contain nicotine or other substances. There is a risk that Lifted and target companies may be targeted by regulators or consumers with claims that their products are unsafe for vaping or consumption. The market for vapes, e-liquid, e-cigarettes, nicotine, and associated cartridges and paraphernalia is currently subjected to regulations and prohibitions of certain products in certain jurisdictions in response to deaths and illnesses that have occurred and that are apparently associated with vaping, and also in response to other health concerns of various types. These various prohibitions and regulations may have a material adverse effect on Lifted’s and target companies’ financial condition, operating results, liquidity, cash flow and operational performance. This may have a material adverse effect on our Company and the trading price of our common stock.

Sales of Lifted’s and target companies’ vape products are subject to uncertainty in the evolving vape market due to negative public sentiment and regulatory scrutiny

Vaping and electronic cigarettes were recently developed and therefore the scientific community has not yet had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use and the medical community is still studying these products’ health effects. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, then market demand for these products and their use may materially decline. Such a determination may also lead to litigation and significant regulation. Loss of demand for vape products, product liability claims and increased regulation stemming from unfavorable scientific studies on vaping products may have a material adverse effect on Lifted’s and target companies’ businesses, results of operations and financial condition. This may have a material adverse effect on our Company and the trading price of our common stock.

Research regarding the health effects of hemp-derived products, psychoactive substances and e-liquid containing nicotine is in relatively early stages and subject to further study which may impact demand for these products

Research and clinical trials on the potential benefits and the short-term and long-term effects of the use of hemp-derived products, psychoactive substances and e-liquid containing nicotine on human health remains in relatively early stages and there is limited standardization. As such, there are inherent risks associated with using hemp-derived, psychoactive products and e-liquid containing nicotine. Moreover, future research and clinical trials may reach different or negative conclusions regarding the benefits, viability, safety, efficacy, dosing or other facts and perceptions related to hemp-derived products, psychoactive products, and e-liquid containing nicotine, which may adversely affect social acceptance of hemp-derived and psychoactive products, e-liquid containing nicotine, and the demand for Lifted’s and target companies’ products. These risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s and target companies’ inability to innovate successfully and to provide new cutting edge products may adversely affect Lifted’s and target companies’ businesses and financial results

Lifted’s and target companies’ ability to compete in their highly competitive industries and to achieve their business growth objectives depends, in part, on their ability to develop new products and unique packaging. The success of their innovation, in turn, depends on their ability to identify consumer trends and cater to consumer preferences. If they are not successful in their innovation activities, then their businesses, financial conditions and results of operations may be adversely affected. This may have a material adverse effect on our Company and the trading price of our common stock.

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

Moreover, consumers are concerned about their health and wellness, and public and governmental officials and groups are increasingly vocal about smoking, vaping, and their potential adverse impact. There has been a trend among many public health advocates to pursue a reduction in smoking and vaping, as well as increased public scrutiny of smoking and vaping. Increasing public concern in regard to smoking and vaping may reduce demand for Lifted’s and target companies’ products.

Additionally, as shopping patterns are being affected by the digital evolution and pandemics, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, Lifted and target companies may be unable to address or anticipate changes in consumer shopping preferences. If Lifted’s and target companies’ revenues decline, their businesses, financial conditions and results of operations may be adversely affected. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

Any expansion of Lifted and target companies outside of the United States exposes Lifted and target companies to uncertain conditions and other risks in international markets

As Lifted’s and target companies’ growth strategy includes expanding internationally, if Lifted and target companies are unable to expand distribution of their products outside the United States, their growth rate could be adversely affected. In many international markets, Lifted and target companies have limited operating experience and in some areas they have no operating experience. It is costly to establish, develop and maintain international operations and to develop and promote brands in international markets. Their percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. Lifted and target companies face and will continue to face substantial risks associated with having foreign operations, including: economic and/or political instability in their international markets; unfavorable foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks may have a significant impact on their ability to sell their products on a competitive basis in international markets and may have a material adverse effect on their businesses, financial conditions and results of operations. Also, their operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. This may have a material adverse effect on our Company and the trading price of our common stock.

Global or regional catastrophic events may impact Lifted’s and target companies’ operations and affect their ability to grow their businesses

Lifted’s and target companies’ businesses may be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where their products are distributed, the outbreak or escalation of armed hostilities, major natural disasters or widespread outbreaks of infectious diseases such as COVID-19 and its mutations. Such events may impact the production and/or distribution of their products. In addition, such events may disrupt global or regional economic activity, which may affect consumer purchasing power, thereby reducing demand for their products. If they are unable to grow their businesses internationally as a result of these factors, their growth rate may decline. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may rely on third party vendors to manufacture their products

Lifted and target companies may not manufacture certain raw or finished goods, but instead outsource manufacturing of these goods to third party vendors.. In the event of a disruption and/or delay, Lifted and target companies may be unable to procure alternative vendors at commercially reasonable rates and/or within a reasonably short time period. If Lifted and target companies are unable to maintain good relationships with their largest vendors, or if their costs of co-packing increase, their businesses, financial conditions and results of operations may be adversely affected.

Lifted does not have exclusive contracts with the majority of its vendors, which subjects Lifted to the risk that those vendors may sell the same products to Lifted’s competitors. In some cases, Lifted’s and target companies’ vendors may be affiliated with and manufacture other hemp-derived, psychoactive or alternative lifestyle products . In such cases, these products compete directly with Lifted’s, and target companies’ products.

Lifted’s vendors may make products that sometimes fail to meet Lifted’s standards. This subjects Lifted to the risk that distributors, retail locations and consumers may be dissatisfied with Lifted’s products and demand a refund or a credit, and/or may refuse in the future to purchase Lifted’s products. In addition, Lifted’s contract manufacturers may not deliver their products to Lifted on schedule. Delays in scheduled product deliveries may cause distributors, retail locations and consumers to not purchase Lifted’s products, damaging Lifted’s brand reputation.

These risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may rely upon third parties to carry and market their products

Unilateral decisions may be taken by Lifted’s and target companies’ distributors and wholesalers to discontinue carrying certain or all of Lifted’s and target companies’ products that they are carrying at any time, which may cause Lifted’s and target companies’ businesses to suffer.

The marketing efforts of Lifted’s and target companies’ distributors and wholesalers are important for Lifted’s and target companies’ success. If Lifted’s and target companies’ brands prove to be less attractive to Lifted’s and target companies’ existing distributors and wholesalers, or if Lifted and target companies fail to attract additional distributors and wholesalers, and/or if Lifted’s and target companies’ distributors and wholesalers do not market, promote and distribute Lifted’s and target companies’ products effectively, Lifted’s and target companies’ businesses, financial conditions and results of operations may be adversely affected.

These risks may have a material adverse effect on our Company and the trading price of our common stock.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel/energy and/or costs of co-packing may harm Lifted’s and target companies’ businesses

The costs and availability of the raw materials used by Lifted and target companies are subject to fluctuations. For certain terpenes, flavors, formulas and other products purchased from third-party suppliers, these suppliers own the proprietary rights to certain of their products. Lifted and target companies do not have possession of the list of the ingredients or formulas used in the production of certain of their products and certain of their blended concentrates, and Lifted and target companies may be unable to obtain comparable products from alternative suppliers on short notice. Industry-wide shortages of certain products have been, and may from time to time in the future be, encountered, which may interfere with and/or delay production of certain of Lifted’s and target companies’ products.

Moreover, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers. In addition, certain of Lifted’s and target companies’ co-packing arrangements may allow such co-packers to increase their fees based on certain of their own cost increases. The prices of any of the above and other raw materials such as batteries and packaging, among others, may continue to rise or may rise in the future. Lifted and target companies may or may not be able to pass any of such increases on to their customers. In recent years, the United States has imposed tariffs on many products and goods imported from China and certain other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, may result in an increase in supply chain costs. In addition, some of these raw materials are available from limited suppliers. All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s and target companies’ failure to accurately estimate demand for their products may adversely affect their businesses and financial results

Lifted and target companies may not correctly estimate demand for their existing products and/or new products. Their ability to estimate demand for their products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If Lifted and target companies materially underestimate demand for their products or are unable to secure sufficient ingredients or raw materials or experience difficulties with their co-packing arrangements, including production shortages or quality issues, they may not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain raw materials and products have been and may, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. Such shortages may interfere with and/or delay production of certain of their products and may have a material adverse effect on their business and financial results. This may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies do not maintain sufficient inventory levels, if Lifted and target companies are unable to deliver their products to their customers in sufficient quantities, and/or if Lifted and target companies’ customers’ or retailers’ inventory levels are too high, Lifted and target companies’ operating results may be adversely affected

If Lifted and target companies do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, Lifted’s and target companies’ inventory levels may be inadequate and their results of operations may be negatively impacted. If Lifted and target companies fail to meet their shipping schedules, Lifted and target companies may damage their relationships with distributors and/or retailers, increase their distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver their products on a timely basis, Lifted and target companies need to maintain adequate inventory levels of the desired products. If the inventory of their products held by their distributors and/or retailers is too high, they will not place orders for additional products, which may unfavorably impact Lifted’s and target companies’ future sales and adversely affect their operating results. If Lifted or target companies overestimate distributor or retailer demand for its/their products, Lifted or target companies may end up with too much inventory, resulting in higher storage costs or less warehouse space and the risk of inventory spoilage. If Lifted or target companies fail to manage our inventory to meet demand, Lifted or target companies may damage its/their relationships with its/their distributors and retailers and may delay or lose sales opportunities, which may unfavorably impact its/their future sales and adversely affect its/their operating results. All of these risks may have a material adverse effect on our Company and the trading price of our common stock.

The costs of packaging supplies are subject to price increases from time to time, and Lifted and target companies may be unable to pass all or some of such increased costs on to their customers

Lifted’s and target companies’ packaging suppliers may increase the costs they charge Lifted and target companies for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies. If the costs of these packaging supplies increase, Lifted and target companies may be unable to pass these costs along to their customers through corresponding adjustments to the prices they charge, which could have a material adverse effect on their results of operations. This may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies encounter product recalls, their businesses may suffer and they may incur material losses

Lifted and target companies may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled, cause fires, explode or otherwise become materially non-compliant with applicable regulatory requirements. Material product recalls may adversely affect Lifted’s and target companies’ profitability and their brand images. Lifted and target companies may not maintain recall insurance. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s and target companies’ working capital may be inadequate or strained, and the issue may be exacerbated by account receivable collection issues

The COVID-19 pandemic has imposed significant financial stress on the industries in which Lifted and target companies participate. This stress, in certain cases, has caused distributors to refuse to make up-front payments, or to refuse to make timely payments on purchases, from suppliers such as Lifted. Some distributors are apparently so cash-strapped that they are demanding that products be supplied to them on consignment, or be subject to shelf-stocking fees. This difficult financial environment has strained Lifted’s working capital balance, and has made it increasingly difficult for Lifted to aggressively purchase the larger quantities of raw materials and inventory that are needed to fuel Lifted’s growth. Lifted’s inadequate or strained working capital, which is exacerbated by account receivable collection issues, may have a material adverse effect on our Company and on the trading price of our common stock.

Lifted and target companies may be subject to payments-related risks and costs

Lifted and target companies may accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options Lifted and target companies offer to their customers, Lifted and target companies may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that may result in significant costs and reduce the ease of use of their payments products), as well as fraud. For certain payment methods, including credit and debit cards, Lifted and target companies pay interchange and other fees, which may increase over time and raise their operating costs and lower profitability. Lifted and target companies may rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it may disrupt Lifted’s and target companies’ businesses if these companies become unwilling or unable to provide these services to Lifted and target companies. Lifted and target companies may also be subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which may change or be reinterpreted to make it difficult or impossible for Lifted and target companies to comply. If Lifted and target companies fail to comply with these rules or requirements, or if Lifted and target companies’ data security systems are breached, compromised, or otherwise unable to detect or prevent fraudulent activity, Lifted and target companies may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and may lose their ability to accept credit and debit card payments from their customers, process electronic funds transfers, or facilitate other types of online payments, and Lifted’s and target companies’ businesses and operating results may be adversely affected. Lifted and target companies may also be subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If Lifted and target companies were found to be in violation of applicable laws or regulations, Lifted and target companies may be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services. All of these risks may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted and target companies are not able to retain the full-time services of senior management, there may be an adverse effect on their operations and/or their operating performance until Lifted and target companies find suitable replacements

Lifted and target companies’ businesses are dependent, to a large extent, upon the services of their senior management. Lifted and target companies may not maintain key person life insurance on any members of their senior management. The loss of services of Lifted’s and target companies’ senior management may adversely affect their businesses until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and Lifted and target companies may be unable to locate or employ such qualified personnel on acceptable terms. The loss of the services of Lifted’s CEO NWarrender would be especially damaging to Lifted’s business. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may have limited access to financial and insurance services and products

Some financial institutions and insurance companies refuse to provide a full range of financial and insurance services and products to Lifted and target businesses because their business involves hemp-derived products, psychoactive products, vaping products, and nicotine products. This may have a material adverse effect on our Company and the trading price of our common stock.

Climate change may negatively affect Lifted’s and target companies’ businesses

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere may cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns may result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain raw goods used in Lifted’s and target companies’ products and may impact the food security of communities around the world. Increased frequency or duration of extreme or inclement weather conditions may also impair production capabilities, disrupt Lifted’s and target companies’ supply chains (including, without limitation, the availability of, and/or result in higher prices for raw goods and finished goods) and/or impact demand for Lifted’s and target companies’ products. Natural disasters and extreme weather conditions, such as bomb cyclones, hurricanes, wildfires, freezing temperatures, heavy snow, earthquakes or floods, may affect Lifted’s and target companies’ operations and the operation of Lifted’s and target companies’ supply chains and unfavorably impact the demand for, or Lifted’s and target companies’ consumers’ ability to purchase, Lifted’s and target companies’ products. The predicted effects of climate change may also result in challenges regarding availability and quality of water, or less favorable pricing for water, which may adversely impact Lifted’s and target companies’ businesses and results of operations. In addition, public expectations for reductions in greenhouse gas emissions may result in increased energy, transportation and raw material costs, and may require Lifted and target companies to make additional investments in facilities and equipment. As a result, the effects of climate change may have a long-term adverse impact on Lifted’s and target companies’ businesses and results of operations. Sales of Lifted’s and target companies’ products may also be influenced to some extent by weather conditions in the markets in which Lifted’s and target companies operate. Weather conditions may influence consumer demand for certain of Lifted’s and target companies’ products, which may have an effect on Lifted’s and target companies’ operations, either positively or negatively. This may have a material adverse effect on our Company and the trading price of our common stock.

Potential changes in accounting standards or practices and/or taxation or new accounting standards, or changes in the assumptions used in accounting matters, may adversely affect Lifted’s and target companies’ financial results

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (“GAAP”). Future changes in accounting standards or practices may have an impact on Lifted’s and target companies’ financial results. New accounting standards may be issued that change the way Lifted and target companies record revenues, expenses, assets and liabilities. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. These changes in accounting standards may adversely affect Lifted and target companies’ reported earnings or results of operations, financial condition and other financial measurers. Increases in direct and indirect income tax rates may affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages) may affect Lifted’s and target companies’ products’ affordability and reduce Lifted’s and target companies’ sales. Accounting principles related to stock based compensation, inventory, revenue recognition, sales allowances, and income tax provisions, among others, are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes to the accounting rules related to these areas or the interpretation of the rules, or changes in underlying assumptions, estimates or judgments by our management may adversely affect reported financial results. All of these risks may have a material adverse effect on our Company and the trading price of our common stock.

Fluctuations in Lifted’s and target companies’ effective tax rates may adversely affect their financial conditions and results of operations

Lifted and target companies may be subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, Lifted and target companies may be subjected to audits for multiple tax years in various jurisdictions at once. At any given time, events may occur which change Lifted’s and target companies’ expectations about how any such tax audits will be resolved and thus, there may be variability in Lifted’s and target companies’ quarterly and/or annual tax rates, because these events may change Lifted’s and target companies’ plans for uncertain tax positions. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which imposes broad and complex changes to the U.S. tax code and may have tax implications for Lifted and target companies. This may have a material adverse effect on our Company and the trading price of our common stock.

Growth of operations will depend on the acceptance of Lifted’s and target companies’ products and consumer discretionary spending

The acceptance of Lifted’s and target companies’ products by distributors, wholesalers and consumers is critically important to the success of Lifted and target companies. Shifts in customer preferences away from Lifted’s and target companies’ products, Lifted’s and target companies’ inability to develop products that appeal to both retailers and consumers, or changes in Lifted’s and target companies’ products that eliminate items popular with some consumers may harm Lifted’s and target companies’ businesses. Also, their success will depend to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, Lifted and target companies may experience an inability to generate revenue during economic downturns or during periods of uncertainty, such as during pandemics, when users may decide to purchase products that are cheaper or to forego purchasing any type of Lifted’s and target companies’ products, due to a lack of available capital. Any material decline in the amount of discretionary spending may have a material adverse effect on Lifted’s and target companies’ sales, results of operations, business and financial condition. This may have a material adverse effect on our Company and the trading price of our common stock.

We cannot be certain that the products that Lifted and target companies offer will become, or continue to be, appealing and as a result there may not be any demand for these products and Lifted’s and target companies’ sales may decrease, which may result in a loss of revenue. Additionally, there is no guarantee that interest in Lifted’s and target companies’ products will continue, which may adversely affect Lifted’s and target companies’ business and revenues

Demand for Lifted’s and target companies’ products depends on many factors, including the number of customers that Lifted and target companies are able to attract and retain over time, and the competitive environments in Lifted’s and target companies’ industries. This may force Lifted and target companies to reduce prices below the desired price levels or to increase promotional spending. Inability to anticipate changes in user preferences and to meet consumer’s needs in a timely and cost-effective manner all may result in immediate and longer term declines in the demand for the products Lifted and target companies plan to offer, which may adversely affect Lifted’s and target companies’ sales, cash flows and overall financial conditions. This may have a material adverse effect on our Company and the trading price of our common stock.

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

Many of Lifted’s and target companies’ current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and greater name and brand recognition than Lifted and target companies have. As a result, these competitors may have greater credibility with both existing and potential customers. They also may be able to offer more products and more aggressively promote and sell their products. Lifted’s and target companies’ competitors may also be able to support more aggressive pricing than Lifted and target companies will be able to, which may adversely affect sales, cause Lifted and target companies to decrease their prices to remain competitive, or otherwise reduce the overall gross profit earned on Lifted’s and target companies’ products. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s and target companies’ industries require the attraction and retention of talented employees

Success in Lifted’s and target companies’ industries does and will continue to require the acquisition and retention of highly talented and experienced individuals. Due to the growth in hemp-derived and psychoactive products industries, such individuals and the talent and experience they possess is in high demand. There is no guarantee that Lifted and target companies will be able to attract and maintain access to such individuals. The attraction and retention of such individuals may require the Company to offer stock, warrants and/or bonuses as incentives. If Lifted and target companies fail to attract, train, motivate and retain talented personnel, Lifted’s and target companies’ businesses, financial conditions, and operating results may be materially and adversely impacted. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies depend on a limited number of suppliers of raw and packaging materials

Lifted and target companies rely upon a limited number of suppliers for raw and packaging materials used to make and package their products. Lifted’s and target companies’ success will depend in part upon their ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets their requirements. The price and availability of these materials are subject to market conditions. Increases in the price of Lifted’s and target companies’ products due to the increase in the cost of raw materials may have a negative effect on their business.

If Lifted and target companies are unable to obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments may occur which would have a material adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. If Lifted and target companies’ packaging suppliers replicate and sell Lifted’s or target companies’ proprietary or custom packaging designs to competitors, or disclose to competitors Lifted’s or target companies’ future products, there may be material adverse effects on Lifted’s and target companies’ businesses, financial conditions and results of operations. The supply and price of raw materials used to produce Lifted’s and target companies’ products can be affected by a number of factors beyond Lifted’s and target companies’ control, such as political tensions between the US and China, tariffs, freight- and port-related backups and other logistical problems, wildfires, frosts, droughts, other weather conditions, economic factors affecting growing decisions, and various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. In addition, Lifted’s and target companies’ results of operations are dependent upon their ability to accurately forecast their requirements of raw materials. Any failure by Lifted and target companies to accurately forecast their demand for raw materials may result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect their results of operations. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies depend on a small number of retailers for a significant portion of their sales

Retailers across all channels in the U.S. and other markets have been consolidating, increasing margin demands of brand suppliers, and increasing their own private brand offerings, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist Lifted’s and target companies’ price increases and demand lower prices. They also have leverage to require Lifted and target companies to provide larger, more tailored promotional and product delivery programs. If Lifted and target companies and their distributor partners do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, Lifted’s and target companies’ product availability, sales and margins may suffer. Certain retailers make up an important percentage of Lifted’s and target companies’ products’ retail volume, including volume sold by Lifted’s and target companies’ distributor partners. Some retailers also offer their own private label products that compete with some of Lifted’s and target companies’ brands. The loss of sales of any of Lifted’s products by a major retailer may have a material adverse effect on our business and financial performance. This may have a material adverse effect on our Company and the trading price of our common stock.

Third party manufacturers may make decisions adverse to Lifted’s and target companies’ best interests

A portion of Lifted’s and target companies’ sales revenue is dependent on third party manufacturers that Lifted and target companies do not control. The majority of these manufacturers’ business comes from producing and/or selling either their own products or competitors’ products. As independent companies, these manufacturers make their own business decisions. They may have the right to determine whether, and to what extent, they manufacture Lifted’s and target companies’ products, Lifted’s and target companies’ competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to Lifted’s and target companies’ brands. In many cases, they are able to terminate their manufacturing arrangements with Lifted and target companies without cause. Lifted and target companies may need to increase support for their brands in their territories and may not be able to pass on price increases to them. Their financial condition may also be adversely affected by conditions beyond Lifted’s and target companies’ control, and Lifted’s and target companies’ business may suffer as a result. Deteriorating economic conditions may negatively impact the financial viability of third party manufacturers. Any of these factors may negatively affect Lifted’s and target companies’ business and financial performance. This may have a material adverse effect on our Company and the trading price of our common stock.

Failure of third-party distributors upon which Lifted and target companies rely may adversely affect their businesses

Lifted and target companies may rely heavily on third party distributors for the sale of a portion of their products to retailers. The loss of a significant distributor may have a material adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. Lifted’s and target companies’ distributors may also provide distribution services to competing brands, as well as larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger companies. Lifted’s and target companies’ independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. There can be no assurance that Lifted’s and target companies’ distributors will continue to effectively market and distribute Lifted’s and target companies’ products. The loss of any distributor or the inability to replace a poorly performing distributor in a timely fashion may have a material adverse effect on Lifted’s and target companies’ businesses, financial conditions and results of operations. Furthermore, no assurance can be given that Lifted and target companies will successfully attract new distributors as they increase their presence in their existing markets or expand into new markets. This may have a material adverse effect on our Company and the trading price of our common stock.

Disruptions to production at Lifted’s and target companies’ manufacturing and distribution facilities may occur

Disruptions in production at Lifted’s and target companies’ manufacturing facilities may have material adverse effects on their businesses. In addition, disruptions may occur at any of Lifted’s and target companies’ other facilities or those of Lifted’s and target companies’ suppliers or distributors. The disruptions may occur for many reasons, including pandemics, fire, natural disaster, inclement weather, bomb cyclones, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which may negatively affect Lifted’s and target companies’ business and financial performance. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to seasonality related to sales of their products

Lifted’s and target companies’ businesses may be subject to substantial seasonal fluctuations. Lifted’s and target companies’ operating results for any particular quarter may not necessarily be indicative of any other results. If for any reason Lifted and target companies’ sales were to be substantially below seasonal norms, then Lifted’s and target companies’ annual revenues and earnings may be materially and adversely affected. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may fail to comply with applicable government laws and regulations

Lifted and target companies are subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of their businesses including the manufacture, safety, labeling, transportation, advertising, sale of their products, consumer age verification, the collection and remittance of sales and use taxes, income taxes, payroll taxes, tobacco and excise taxes, other fees, and the filing of related returns. Some of these laws (including tax laws and regulations such as excise and sales tax) and regulations are complex, ambiguous, subject to multiple interpretations, and/or subject to frequent changes. Sales and use taxes, excise taxes, or other fees or taxes may be improperly collected or remitted improperly or late. In addition, filings and amendments to filings may not be prepared and filed on time with the appropriate regulatory or government entity.

Violations of these laws or regulations in regard to the manufacture, safety, labeling, consumer age verification, transportation and advertising of their products may damage their reputation and/or result in regulatory actions with substantial penalties. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, may result in increased compliance costs or capital expenditures. For example, changes in recycling and bottle deposit laws or special taxes on Lifted’s and target companies’ beverages and their ingredients may increase their costs. In particular, regulatory focus on the health, safety and marketing of smokable, edible/ingestible, and beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of Lifted’s and target companies’ products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or may become applicable to Lifted’s and target companies’ products. These factors may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to complex and/or ambiguous laws and regulations

Some of the laws and regulations governing our industry are complex and/or ambiguous, and are subject to different legal interpretations. Depending on what legal interpretations are enforced by regulatory agencies and the courts, we may be subject to prohibitions, restrictions, regulations, taxation or other requirements that we currently do not believe are applicable to us. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies face various operating hazards that may result in the reduction of their operations

Lifted and target companies’ operations are subject to certain hazards and liability risks faced by beverage, food and edibles companies that manufacture and distribute drink products, food and other edibles, such as defective products, contaminated products and damaged products. The occurrence of such problems may result in a costly product recall and serious damage to Lifted’s and target companies’ reputations for product quality, and may potentially lead to lawsuits and governmental investigations. No assurance can be given that insurance (if any) will be adequate to fully cover any incidents of product contamination or injuries resulting from their operations and their products. Lifted and target companies may not be able to continue to maintain insurance (if any) with adequate coverage for liabilities or risks arising from their business operations on acceptable terms. Even if insurance (if any) is adequate, insurance premiums may increase significantly which may result in higher costs for Lifted and target companies. This may have a material adverse effect on our Company and the trading price of our common stock.

Litigation and publicity concerning product safety or quality, health, human and workplace rights, and other issues may damage Lifted’s and target companies’ brand image and corporate reputation, and may adversely affect Lifted’s and target companies’ results of operations, business and financial conditions

Lifted’s and target companies’ success depends on their ability to build and maintain the brand images for their existing products, new products and brand extensions and maintain their corporate reputations. There can be no assurance that their advertising, marketing and promotional programs and their commitments to product safety and quality and human rights will have the desired impact on their products’ brand image and on consumer preference and demand. Product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, Lifted’s and target companies’ brand images or perceived product quality may be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving their products or those of their competitors) and proposed or new legislation affecting their industries. In addition, from time to time, there may be public policy endeavors that are either directly related to Lifted’s and target companies’ products and packaging or to their businesses. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and may result in adverse media and consumer reaction, including product boycotts.

Similarly, Lifted’s and target companies’ sponsorship relationships may subject Lifted and target companies to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations or individuals Lifted and target companies sponsor or support. Likewise, campaigns by activists connecting Lifted and target companies, or their supply chains, with human and workplace rights issues may adversely impact Lifted’s and target companies’ corporate images and reputations. Allegations, even if untrue, that Lifted and target companies are not respecting one or more of the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by Lifted’s and target companies’ suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or their actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to Lifted’s and target companies’ products, water usage, environmental impact, labor relations or the like may negatively affect Lifted’s and target companies’ overall reputations and brand images, which in turn may have negative impacts on Lifted’s and target companies’ products’ acceptance by consumers.

Lifted and target companies may also incur significant liabilities, if lawsuits or claims result in decisions against them, or litigation costs, regardless of the result. Further, any litigation may cause Lifted’s and target companies’ key employees to expend resources and time normally devoted to the operations of their businesses.  All of these factors may have a material adverse effect on our Company and the trading price of our common stock.

It is difficult and costly for Lifted and target companies to protect their proprietary rights

Lifted’s and target companies’ commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of their products and brands, as well as successfully defending that intellectual property against third-party challenges, which they might not be able to do. Lifted and target companies will only be able to protect their intellectual property related to their trademarks, patents and brands (if any) to the extent that they have rights under valid and enforceable trademarks, patents or trade secrets that cover their products and brands, which they might not have. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of their intellectual property (if any). Accordingly, Lifted and target companies cannot predict the breadth of claims that may be allowed or enforced in their issued trademarks or their issued patents (if any). The degree of future protection for their proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect their rights or permit them to gain or keep their competitive advantage. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may face intellectual property infringement claims that may be time-consuming and costly to defend, and could result in their loss of significant rights and the assessment of treble damages

From time to time Lifted and target companies may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome may affect Lifted and target companies negatively. For example, were a third party to succeed on an infringement claim against Lifted and target companies, Lifted and target companies may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, Lifted and target companies may face an injunction, barring them from conducting the allegedly infringing activity. The outcome of the litigation may require Lifted and target companies to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or Lifted and target companies may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against Lifted and target companies may require them to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible. In the case of diagnostic tests, Lifted and target companies may also need to include non-infringing technologies which may require Lifted and target companies to re-validate their tests. Any such re-validation, in addition to being costly and time consuming, may be unsuccessful.

Finally, Lifted and target companies may initiate claims to assert or defend their own intellectual property against third parties. Any intellectual property litigation, irrespective of whether Lifted and target companies are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and may divert Lifted’s and target companies’ management’s attention from their businesses and negatively affect their operating results or financial condition. This may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies may be subject to claims by third parties asserting that Lifted’s and target companies’ employees or Lifted and target companies have misappropriated the third parties’ intellectual property, or claiming ownership of what Lifted and target companies regard as their own intellectual property

Although Lifted and target companies try to ensure that they, their employees, and independent contractors do not use the proprietary information or know-how of others in their work for Lifted and target companies, they may be subject to claims that they, their employees, or independent contractors have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to Lifted’s and target companies’ trademarks, as well as claims that their employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, Lifted and target companies may be forced to bring claims against third parties, or defend claims they may bring against Lifted and target companies, to determine the ownership of what Lifted and target companies regard as their intellectual property. If Lifted and target companies fail in prosecuting or defending any such claims, in addition to paying monetary damages, Lifted and target companies may lose valuable intellectual property rights or personnel. Even if Lifted and target companies are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management. This may have a material adverse effect on our Company and the trading price of our common stock.

We will not control businesses in which we own a minority equity ownership interest

We will not control any business in which we own a minority equity ownership interest, such as Ablis, Bendistillery and Bend Spirits. We can provide no assurance that the owner of the majority equity ownership interest of such business will be able to manage such business successfully. A failure by the controlling owner of a company in which we own a minority equity ownership interest may materially adversely affect our Company and the trading price of our common stock.

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

Also, under US GAAP, we used the equity method of accounting to account for our 50% membership interest in SmplyLifted prior to the Lifted’s sale of that interest. Under the equity method of accounting, we recorded our initial investment in SmplyLifted, which was $200,000, as an asset at historical cost. We then recorded our share (50%) of SmplyLifted’s losses as losses on the Consolidated Statements of Operations. In addition, under the equity method of accounting, the investment’s value was adjusted on a quarterly basis to reflect the changes in value due to Lifted’s share in SmplyLifted’s losses.

As a result of these effects of US GAAP, potential buyers of our stock may be confused because they may not be able to immediately understand the financial results and the values of the minority ownership interests that we have in certain businesses such as Ablis, Bendistillery and Bend Spirits, or future businesses. These situations may materially adversely affect our Company and the trading price of our common stock.

We may not be able to exit from minority equity ownership interests

We may not be able to exit from minority equity ownership interests in companies such as Ablis, Bendistillery and Bend Spirits on acceptable terms, if at all. Because our equity ownership interests in these companies will not allow us to clearly control the management, operations, and direction of the businesses, a potential sale or other exit from such investment may be extremely difficult or impossible to achieve on acceptable terms, if at all. The other owners of equity ownership interests in such businesses may refuse to cooperate with such a sale or exit, or may engage in business practices including but not limited to inflated salaries, stock dilution, obstructionist or delaying tactics, or other behavior that would result in our equity ownership interests having an extremely limited or non-existent market. Such a situation may materially negatively affect our Company and the trading price of our common stock.

We may not be able to properly brand our Company

In September 2021, we changed the name of our company to “LFTD Partners Inc.” from “Acquired Sales Corp.”, and we changed our ticker symbol to “LSFP” from “AQSP”. On March 15, 2022 we changed our ticker symbol to “LIFD”.

Because we intend to acquire equity ownership interests in many different Canna-Infused Products Companies, with a range of products, packaging, names and cultures, we may not be able to properly brand our Company or properly represent all of the companies in which we are invested. Potential acquisition candidates, consumers, and potential investors may have difficulty assimilating all of our diverse business interests, and consequently may not give our common stock a proper valuation. Even if we change the name of our Company to a name that more properly reflects our focus on acquiring equity ownership interests in Canna-Infused Products Companies, such a name change may not be embraced by consumers or potential investors. Moreover, no assurances or guarantees may be provided that the Financial Industry Regulatory Authority (“FINRA”) will grant requests for ticker symbol changes, or that such ticker symbol changes will be embraced by consumers or potential investors. These risks may materially negatively affect our Company and the trading price of our common stock.

We may not be able to properly market our products

Marketing our products properly will require a great deal of marketing expertise, an extensive and trained staff, and large amounts of marketing dollars. Our marketing expertise and experience is limited, our staff size and training is limited, and we lack large amounts of marketing dollars. A failure or inability to properly market our products may materially adversely affect our Company and the trading price of our common stock.

We may not be able to properly manage multiple businesses

We may not be able to properly manage multiple businesses in the hemp-derived, psychoactive, and alternative lifestyle products industries. Managing multiple businesses may be more complicated than managing a single line of business, and may require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses may materially adversely affect our Company and the trading price of our common stock.

We may not be able to successfully integrate new acquisitions

Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate or achieve synergies among those companies or assets. For example, we may need to integrate or coordinate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, accounting software, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration or coordination of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, accounting, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated Company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses may have a material adverse effect on our Company and the trading price of our common stock.

Our acquisitions of businesses may be extremely risky and we may lose all of our investments

We may invest in the nicotine, hemp-derived, psychoactive, alternative lifestyle products, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on: (i) may be viewed as being dangerous or illegal by the DEA or FDA, by state governments, or by other governmental or regulatory bodies and agencies; (ii) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (iii) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (iv) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (v) may have less predictable operating results; (vi) may from time to time be parties to litigation; (vii) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (viii) may require substantial additional capital to support their working capital, operations, expansion, marketing, research, or maintain their competitive position; and (ix) their financial statements may be unaudited, improperly prepared, and/or their internal financial controls may be inadequate or non-existent. Our failure to efficiently make accretive acquisitions that meet all of our criteria may have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.

Future acquisitions may fail to perform as expected

Future acquisitions may fail to perform as expected, for many reasons, many of which may be unforeseen. For examples: information supplied to us regarding future acquisitions may be incomplete, inaccurate or misleading; we may overestimate future acquisitions’ cash flow, underestimate their costs, or fail to understand their risks; the management of future acquisitions may clash with our management or our board of directors, lose focus on growing the profitability of their businesses, or may resign to pursue other interests; or future acquisitions may be crushed by larger and more experienced and financially stronger competitors. These risks may materially adversely affect our Company and the trading price of our common stock.

Competition may result in overpaying for acquisitions

Other investors with significant capital may compete with us for attractive investment opportunities. These competitors may include publicly traded companies, private equity firms, privately held buyers, individual investors, and other types of investors. Such competition may increase the price of acquisitions, or otherwise adversely affect the terms and conditions of acquisitions. This may materially adversely affect our Company and the trading price of our common stock.

We may have insufficient resources to cover our debts, operating expenses, dividends owed on our preferred stock, and the expenses of raising money and consummating acquisitions

We have limited cash to cover the costs of building inventory, hiring employees, expanding our operational footprint, our company-wide bonus pool, other business operating expenses, dividends owed on our preferred stock, and the expenses incurred in connection with money raising, performing due diligence and acquiring businesses, and the SEC filings and audit responsibilities associated with being a publicly traded company. If we do not have sufficient proceeds available to cover our expenses, we may be forced to attempt to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This may have a material adverse impact on our Company and on the trading price of our common stock.

We may not be able to identify good acquisitions in the future

There can be no assurance that we will be successful in locating acquisition candidates meeting our criteria in the future. In the event that we complete a future merger or acquisition transaction, of which there can be no assurance, our success, if any, will be dependent upon the operations, financial condition and management of the target company, and upon numerous other factors beyond our control. If the operations, profitability, financial condition or management of the target company were to be disrupted or otherwise negatively impacted following a transaction, our Company and our common stock price may be negatively impacted.

We may carry out actions that will not require our stockholders’ approval

The terms and conditions of any acquisition may require us to take actions that may not require our stockholders’ approval. In order to acquire certain companies or assets, we may issue additional shares of common or convertible preferred stock, or borrow money or issue debt instruments including debt convertible into capital stock. Not all of these actions would require our stockholders’ approval even if these actions dilute our stockholders’ economic or voting interests as shareholders.

Our investigation of potential acquisitions will be limited

Our analysis of new business opportunities will be undertaken by or under the supervision of our Investment Committee. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our Investment Committee, such potential business opportunities or ventures by conducting a “due diligence investigation”. In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target company’s products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our Investment Committee to personally meet with management and key personnel of target companies, ask questions regarding the target companies’ prospects, tour facilities, and conduct other reasonable investigation of the target companies to the extent of our limited financial resources and management and technical expertise. There is a risk that the owners and/or the managers of potential acquisitions could misrepresent and/or fail to disclose material adverse facts regarding the potential acquisitions, or that our shareholders may institute litigation claiming that our “due diligence investigations” of potential acquisitions were insufficient or negligent in some way. Any failure of our typical due diligence investigation to uncover issues and problems relating to target companies may materially adversely affect our Company and the trading price of our common stock.

We will have only a limited ability to evaluate the directors and management of potential acquisitions

We may make a determination that our current directors and officers should not remain, or should change or reduce their roles, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target companies. We cannot assure you that our assessment of these individuals will prove to be correct. This may have a material adverse effect on our Company and the trading price of our common stock.

We will be dependent on outside advisors to assist us

In order to supplement the business experience of management, we may employ investment bankers, accountants, technical experts, appraisers, attorneys, independent contractors or other consultants or advisors. The selection of any such advisors will be made by management and without any control from shareholders. Additionally, it is anticipated that such persons may be engaged by us on an independent basis without a continuing fiduciary or other obligation to us. This may have a material adverse effect on our Company and the trading price of our common stock.

If we are unable to successfully execute on our future operating plans, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern

It is critical that we meet our sales goals and increase sales going forward. If we do not meet our sales goals, our available cash and working capital may decrease and our financial condition will be negatively impacted. This may have a material adverse effect on our Company and the trading price of our common stock.

We may fail to manage our growth effectively

Future growth through acquisitions and organic expansion may place a significant strain on our managerial, operational, technical, training, systems and financial resources. We can give you no assurance that we will be able to manage our expanding operations properly or cost effectively. A failure to properly and cost-effectively manage our expansion may materially adversely affect our Company and the trading price of our common stock.

The management of companies we acquire may lose their enthusiasm or entrepreneurship after the sale of their businesses

We can give no assurance that the management of future companies we acquire will have the same level of enthusiasm for operating their businesses following their acquisition by us; or, if they cease performing services for the acquired businesses, that we will be able to install replacement management with the same skill sets and determination. There also is always a risk that management of companies we acquire will attempt to reenter the market and possibly seek to recruit some of our employees. This may materially adversely affect our business and the trading price of our common stock.

Complications with the implementation of our Inventory Management Software could adversely impact our business and operations

We rely on information systems and technology to manage our business and summarize operating results. We are in the process of implementing Inventory Management Software (“IMS”). IMS is designed to accurately maintain the quantities and costs of the Company’s raw goods and finished goods. The IMS implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the IMS without experiencing increased costs and other difficulties and our planned timeline to implement the remaining phases of our IMS may be delayed. If we are unable to successfully implement our IMS system as planned, our business, results of operations, and financial condition may be negatively impacted. Additionally, if we do not effectively implement the IMS as planned or the IMS does not operate as intended, the effectiveness of our internal controls over financial reporting may be adversely affected or our ability to adequately assess those controls could be delayed. These factors may materially adversely affect our business and the trading price of our common stock.

Law enforcement officials may claim that Lifted's or Target Companies' products are contaminated

There is a risk that law enforcement officials may claim that Lifted's or Target Companies' products are contaminated with illegal drugs or other harmful substances. This risk may be heightened by some law enforcement officials' belief that hemp-derived cannabinoid-infused products need to be prohibited or heavily regulated, or by some law enforcement officials' use of mobile testing devices that may produce inaccurate and/or misleading test results that allow law enforcement officials to knowingly or unknowingly claim that legitimate products constitute threats to the public's health. For example, in February 2023, the district attorney in Montgomery County, Pennsylvania, held a press conference claiming that heroin and fentanyl had been found in certain hemp-derived cannabinoid-infused products being sold at a local retailer under three product brands, including the "Urb Extrax" brand of hemp-derived delta-8-THC gummies manufactured and sold by a third party unrelated to Lifted. These claims apparently were based upon mobile testing results obtained by Montgomery County law enforcement. However, when these products were later tested by a recognized lab hired by Montgomery County law enforcement, apparently no heroin or fentanyl was detected. Despite the absence of any detectable levels of heroin or fentanyl in these products, the district attorney's allegations made at the press conference were widely reported by various media outlets, and caused great concern among consumers, and possibly caused damage to the companies and product brands involved and/or to the entire hemp-derived cannabinoid products industry. If in the future law enforcement officials were to claim that Lifted's or target companies' products contain illegal drugs or other harmful contaminants, our Company and the trading price of our common stock could be materially adversely affected.

RISK FACTORS RELATING TO THE BEVERAGE ALCOHOL BUSINESS

Alcohol related laws, regulatory measures, or governmental policies could cause Bendistillery and Bend Spirits to incur material additional costs or liabilities

We purchased 4.99% of CBD-infused beverage maker Ablis, and of craft distillers Bendistillery and Bend Spirits. Two of those companies produce and sell alcohol. Federal, state, local, and foreign authorities regulate how companies produce, store, transport, distribute, and sell products containing alcohol and distilled spirits. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part. In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in any non-U.S. jurisdictions where craft distillers Bendistillery and Bend Spirits sell their products. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States. Laws of each nation define distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state are required in connection with the lawful selling of liquor. As 4.99% owner of craft distillers Bendistillery and Bend Spirits, we are impacted by the regulatory risks relating to the production and sale of alcohol which is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others.

Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause Bendistillery, Bend Spirits and target companies to incur material additional costs or liabilities, and jeopardize the growth of their businesses in any affected market. For instance, federal, state, or local governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit Bendistillery’s, Bend Spirits’ and target companies’ opportunities to reach consumers or sell products. It is conceivable that television, newspaper, magazine, and/or internet advertising for beverage alcohol products could be limited or banned completely. Increases in regulation of this nature could substantially reduce consumer awareness of the products of Bendistillery, Bend Spirits and target companies in the affected markets and make the introduction of new products more challenging. The impact of increased taxation on alcohol and distilled spirits may have additional negative financial impacts on Bendistillery, Bend Spirits and target companies. All of these factors may materially adversely affect our Company and the trading price of our common stock.

Changes in consumer preferences or public attitudes about alcohol may decrease demand for our beverage alcohol products

If general consumer trends lead to a decrease in the demand for Bendistillery’s and Bend Spirits’ products or liquor in general, our sales and results of operations in the beverage alcohol segment may be adversely affected. There is no assurance that the liquor segment will experience growth in future periods.

Further, the alcoholic beverage industry is subject to public concern and political attention over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beverage alcohol products. Any such developments may have an adverse impact on the financial condition, operating results and cash flows for Bendistillery and Bend Spirits. All of these factors may materially adversely affect our Company and the trading price of our common stock.

Developments affecting production at Bendistillery’s and Bend Spirits’ distilleries may negatively impact Bendistillery’s and Bend Spirits’ financial results

Adverse changes or developments affecting Bendistillery’s and Bend Spirits’ distilleries in Bend, Oregon, including, fire, power failure, natural disaster, public health crisis, or a material failure of our security infrastructure, may reduce or require Bendistillery and Bend Spirits to entirely suspend operations. Additionally, due to many factors, including seasonality and production schedules of Bendistillery’s and Bend Spirits’ various products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If Bendistillery and Bend Spirits experience contraction in their sales and distilling volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of Bendistillery and Bend Spirits. All of these factors may materially adversely affect our Company and the trading price of our common stock.

Bendistillery and Bend Spirits face substantial competition in the liquor industry and the broader market for alcoholic beverage products which may impact its business and financial results

The market for alcoholic beverage products within the United States is highly competitive due to the increasing number of domestic and international beverage companies with similar pricing and target drinkers, the introduction and expansion of hard seltzers, gains in market share achieved by domestic specialty beers and imported beers, and the acquisition of craft distillers and brewers by larger distillers and brewers. We anticipate competition among domestic craft distillers and brewers will also remain strong as existing distillers and breweries build more capacity, expand geographically and add more products, flavors and styles. The continued growth in the sales of hard seltzers, craft-brewed domestic beers and imported beers is expected to increase competition in the market for alcoholic beverages within the United States and, as a result, prices and market share of Bendistillery’s and Bend Spirits’ products may fluctuate and possibly decline.

The liquor and beer industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Due to the increased leverage that these combined operations have in distribution and sales and marketing expenses, the costs to Bendistillery and Bend Spirits of competing may increase. The potential also exists for these large competitors to increase their influence with their distributors, making it difficult for smaller distillers and brewers to maintain their market presence or enter new markets. The increase in the number and availability of competing products and brands, the costs to compete and potential decrease in distribution support and opportunities may adversely affect Bendistillery’s and Bend Spirits’ business and financial results. All of these factors may materially adversely affect our Company and the trading price of our common stock.

Alcoholic beverage sales are subject to slowdowns and are seasonal

Bendistillery, Bend Spirits and target companies are involved in the sale of a variety of distilled alcoholic beverages including vodka, whiskey and gin, and their sales of such beverages are subject to occasional slowdowns and are seasonal. Also, some health-conscious consumers are reducing or eliminating their alcohol consumption entirely. These factors could adversely affect the value of our ownership interest in those companies, which may materially adversely affect our Company and the trading price of our common stock.

Alcoholic beverage distributors are powerful and control much of the marketplace

Bendistillery, Bend Spirits and target companies distribute their distilled alcoholic beverages through a limited number of powerful distributors that control much of the marketplace for alcoholic beverages. In order for Bendistillery and Bend Spirits to grow, they will be required to maintain such relationships with their distributors and to enter into agreements with additional distributors. No assurance can be given that Bendistillery and Bend Spirits will be able to maintain their current distribution network or secure additional distributors on terms favorable to Bendistillery and Bend Spirits. If Bendistillery’s and Bend Spirits’ existing distribution agreements are terminated, they may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution. The loss of such distributors, or disruptions to the operations of such distributors, may adversely affect the value of our ownership interest in those companies, which may materially adversely affect our Company and the trading price of our common stock.

The Oregon Liquor Control Commission has jurisdiction over our directors, officers and significant shareholders

Due to our minority ownership interest in Bendistillery and Bend Spirits, the Oregon Liquor Control Commission (“OLCC”) has jurisdiction over our directors, officers and significant shareholders. If the OLCC were to refuse to approve any of our directors, officers or significant shareholders, it may disrupt our management and corporate governance, which may materially adversely affect our Company and the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

LFTD Partners’ CEO GJacobs and its President and CFO WJacobs live in Florida, and LFTD Partners’ COO NWarrender lives part time in Wisconsin and part time in Florida. The Company currently does not have a dedicated corporate office for LFTD Partners other than in the home office spaces provided by the Company’s CEO and President in Florida. The future location of LFTD Partners’ corporate office will depend upon a number of factors including where our CEO is living at the time.

Lifted does not own any physical properties.

Lease of Building Located at 5511 95th Ave, Kenosha, Wisconsin 53144

On December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Holdings” or “Landlord”) for office, laboratory and warehouse space in a building located at 5511 95th Avenue, in the City of Kenosha, State of Wisconsin (the “Premises”). The lease commencement date was January 1, 2021, and lease termination date is January 1, 2026.

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

Rent Schedule

Date	Base Monthly Rent
January 1, 2021 – December 31, 2021	$5,740.75
January 1, 2022 – December 31, 2022	$5,855.57
January 1, 2023 – December 31, 2023	$5,972.68
January 1, 2024 – December 31, 2024	$6,092.13
January 1, 2025 – December 31, 2025	$6,213.97

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

In anticipation of the Company purchasing the Premises, Lifted has significantly expanded the Premises’ parking lot, and in addition has engaged an architect to design a potential expansion of the Premises. If this expansion is financed, permitted and constructed, then Lifted anticipates consolidating all or nearly all of its operations in the expanded Premises, and subletting the other spaces that Lifted is currently leasing in Kenosha.

Under the terms of the Omnibus Agreement, Lifted is obligated to purchase the Premises from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000. Pursuant to the terms of the Acceleration Agreement, the purchase date has been delayed until on or before December 31, 2023.

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin 53144

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

Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144

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

Lease of Space Located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144

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

Lease of Space Located at 5732 95th Avenue, Suite 200 and 300, Kenosha, Wisconsin

On November 28, 2022, Lifted entered into a lease agreement with Ladi Investments LLC (“Ladi”) for commercial space located at 5732 95th Avenue, Suite 200 and 300, Kenosha, WI 53144 (the “5732 Lease”). The 5732 Lease is expected to be used to expand Lifted’s gummy manufacturing operations.

The 5732 Lease will commence on February 1, 2023. The initial term of the 5732 Lease will extend approximately five years (sixty-one months) from February 1, 2023 and end February 29, 2028, unless extended or earlier terminated in accordance with the 5732 Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the 5732 Lease for an additional term.

Under the terms of the 5732 Lease, Lifted will lease approximately 4,657 square feet. Lifted will not pay any base square foot charge during February 2023. During the next twelve months, Lifted will pay a base square foot charge of $0.73 per square foot per annum, with a 4% increase in rent each twelve months thereafter during the term as set out in the table titled “Rent Schedule” below. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
February 1, 2023 – February 28, 2023	$0.00
March 1, 2023 – February 29, 2024	$3,395.73
March 1, 2024 – February 28, 2025	$3,531.56
March 1, 2025 – February 28, 2026	$3,672.82
March 1, 2026 – February 28, 2027	$3,819.73
March 1, 2027 – February 29, 2028	$3,972.52

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

Please refer to “NOTE 12 – LEGAL PROCEEDINGS” under the Notes to the Consolidated Financial Statements.

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

Closing Sales Prices (1)
	High	Low
Year Ended December 31, 2022
4th Quarter	$3.60	$1.90
3rd Quarter	$7.80	$3.40
2nd Quarter	$5.10	$3.50
1st Quarter	$5.45	$2.50

Year Ended December 31, 2021
4th Quarter	$6.00	$3.76
3rd Quarter	$5.70	$3.72
2nd Quarter	$8.00	$3.15
1st Quarter	$9.60	$2.25

(1) The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of March 21, 2023, a total of 14,512,578 shares of LFTD Partners’ common stock were outstanding and there were 836 holders of record of LFTD Partners’ common stock.

There are 645,000 shares of Deferred Contingent Stock, related to the Company’s acquisition of Lifted, that will be issued to certain Deferred Contingent Stock Recipients on or after February 24, 2023, subject to certain conditions and requirements. Please refer to NOTE 15 – SUBSEQUENT EVENTS to read about the Deferred Contingent Stock that was issued on or after February 24, 2023 through the filing of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We have not sold any unregistered securities except those already reported in prior quarterly reports.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Annual Report on Form 10-K, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc. had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $4,238,735 as of December 31, 2022. LFTD Partners Inc. is currently also accruing and paying dividends on outstanding Preferred Stock at the rate of 3% per year, and has certain bonuses being accrued, among other ongoing financial obligations. In addition, as extensively discussed earlier in this Annual Report on Form 10-K, we are subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

This Management’s Discussion and Analysis (“MD&A”) section discusses our results of operations, liquidity and financial condition and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our risk factors, financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Risk factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K.

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

Basis of Presentation

Overview

Please refer to “Description of the Business of LFTD Partners Inc.” under “ITEM 1. BUSINESS” for information.

Liquidity and Capital Resources

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2022 and December 31, 2021, as well as our Company’s cash flows for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022	December 31, 2021
Current Assets	$13,853,949	$13,152,696
Current Liabilities	$6,210,133	$11,906,270
Working Capital	$7,643,816	$1,246,426

	For the Years Ended
	December 31,
	2022	2021	2020
Net Cash Provided By/(Used In) Operating Activities	$3,037,426	$5,622,612	$(338,036)
Net Cash Used In Investing Activities	$(916,119)	$(446,655)	$(3,509,811)
Net Cash Used In Financing Activities	$(193,416)	$(4,012,306)	$(98,002)

Comparison of the balance sheet at December 31, 2022 and December 31, 2021

At December 31, 2022, we had cash and cash equivalents of $3,530,623; in comparison, at December 31, 2021, we had cash and cash equivalents of $1,602,731.

At December 31, 2022, we did not report a dividend receivable from Bendistillery; in comparison, at December 31, 2021, we did report a dividend receivable from Bendistillery in the amount of $2,495.

At December 31, 2022, we reported prepaid expenses of $1,668,961 primarily consisting of prepaid inventory of $1,527,920, prepaid commercial and general liability insurance of $44,708, and prepaid health and dental insurance of $38,055. In comparison, at December 31, 2021, we had prepaid expenses of $4,262,237 primarily consisting of prepaid inventory of $4,231,167 and prepaid health and dental insurance of $26,847. The current portion of the settlement asset, related to the Company’s settlement with its vape manufacturer in the fourth quarter of 2022, totaled $185,024.

Accounts receivable of $2,410,327, net of $281,762 allowance for doubtful accounts, and net of a credit note reserve of $935,881 (primarily related to the sales allowance of $939,496), were outstanding at December 31, 2022; this is compared to accounts receivable of $3,461,499, net of $239,101 allowance for doubtful accounts, that were outstanding at December 31, 2021.

At December 31, 2022, we had inventory of $6,023,967; in comparison, at December 31, 2021, we had inventory of $3,809,944.

Total current assets at December 31, 2022 of $13,853,949 were adequate for us to fund current operations. In comparison, at December 31, 2021, we had total current assets of $13,152,696.

At December 31, 2022 and December 31, 2021, our other assets primarily included goodwill of $22,292,767 related to the acquisition of Lifted on February 24, 2020. Also, at both December 31, 2022 and December 31, 2021, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. At December 31, 2022, we also reported a net finance lease right-of-use asset of $1,274,400, a net operating lease right-of-use asset of $496,604, net fixed assets of $1,020,255, the non-current portion of the settlement asset at $185,024, and security and state licensing deposits of $25,600.

In comparison, at December 31, 2021, we also reported a net finance lease right-of-use asset of $1,227,532, a net operating lease right-of-use asset of $76,412, net fixed assets of $433,213, net intangible assets of $1,386 and security and state licensing deposits of $6,900. At December 31, 2021, Lifted wrote off its investment in SmplyLifted LLC, which was previously valued at $84,451.

At December 31, 2022, current liabilities of $6,210,133 primarily consisted of accounts payable and accrued expenses of $4,049,897, finance lease liability of $1,357,524, and deferred revenue of $594,086. In prior years, the Company’s payables have been greater than its cash on hand. Prior to the Company’s acquisition of Lifted, the Company had inconsistent income-generating ability and was therefore reliant on raising money from loans or stock sales.

In comparison, at December 31, 2021, current liabilities of $11,906,270 primarily consisted of accounts payable and accrued expenses of $4,671,382, accounts payable to an affiliate of NWarrender of $4,607, deferred revenue of $2,174,393, a company-wide management bonus pool accrual of $1,556,055, income tax payable of $1,242,974, management bonuses payable of $941,562, interest payable to related parties of $13,269, and total preferred stock dividends payable of $13,722.

The Company had an accumulated deficit of $4,238,735 and $11,414,602 as of December 31, 2022 and 2021, respectively.

Comparison of operations for the year ended December 31, 2022 to the year ended December 31, 2021, and the 2020 Stub Year

During the year ended December 31, 2022, the Company recognized net sales of $57,416,535. In comparison, during the year ended December 31, 2021, the Company recognized net sales of $31,656,932. During the 2020 Stub Year, the Company recognized net sales of $5,344,320.

During the year ended December 31, 2022, hemp-derived products made up approximately 97% of sales, and psychoactive, non-hemp-derived products made up approximately 3% of sales. During the year ended December 31, 2021, hemp-derived products made up 99% of sales, and nicotine products made up 1% of sales. During the 2020 Stub Year, hemp-derived, nicotine and sanitizer products made up approximately 60%, 20% and 20% of Lifted’s sales, respectively.

No stock compensation expense was recognized during the years ended December 31, 2022 and December 31, 2021. In comparison, stock compensation expense of $1,393,648 was recognized during the 2020 Stub Year. Of this, $733,499 related to the value of warrants issued to GJacobs upon the execution of his employment agreement on February 24, 2020, pursuant to the Compensation Agreement. The difference, $660,149, related to the value of warrants issued to WJacobs upon the execution of his employment agreement on February 24, 2020, pursuant to the Compensation Agreement.

During the year ended December 31, 2022, the Company expensed $6,423,584 related to payroll, consulting and independent contractor expenses. In August 2022, with the assistance of a third party firm, Lifted applied for Employee Retention Tax Credits (“ERC”) for certain quarters of 2020 and 2021. In the fourth quarter of 2022, gross credits of $233,534 were recovered, and Lifted paid the third party firm a commission of $58,384. The $233,534 ERC is accounted for as a reduction in payroll expenses in the fourth quarter of 2022, and the commission of $58,384 was categorized as Professional Fees. As of December 31, 2022, the Company also accrued $49,042 for federal income taxes estimated to be payable after filing amended 2020 and 2021 federal income tax returns, as is required for receiving the ERC. In comparison, during the year ended December 31, 2021, the Company expensed $3,621,624 related to payroll, consulting and independent contractor expenses; this is up from $809,966 in payroll, consulting and independent contractor expenses during the 2020 Stub Year. Lifted has been dramatically increasing the size of its workforce, including production, fulfillment and sales people, and in conjunction with these increases, Lifted’s payroll, consulting and independent contractor expenses have increased significantly. In addition, Lifted’s Chief Strategy Officer, who was hired on July 1, 2021, has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The Chief Strategy Officer’s two-year agreement with Lifted entitles such employee to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. At December 31, 2022, the bonus payable to this Lifted employee totaled $265,694. This bonus payable is consolidated into the Accounts Payable and Accrued Expenses line item in the Consolidated Balance Sheets.

During the year ended December 31, 2022, the Company expensed and paid bonuses totaling $233,336 to certain members of the management team of Lifted; however, none of this $233,336 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $223,336 will be deducted from the anticipated 2023 company-wide bonus pool on a dollar-for-dollar basis. During the year ended December 31, 2021, the Company expensed $1,559,334 related to the company-wide management bonus pool; this was paid in the first quarter of 2022. There was no company-wide management bonus pool accrued for during the 2020 Stub Year.

During the year ended December, 31, 2022, $500,000 in management bonuses were expensed. The Amended Compensation Agreement provides that an aggregate of $350,000 shall be paid by the Company to GJacobs and WJacobs on December 1, 2021, but has not yet been paid (the “December 1, 2021 Compensation”). Pursuant to the Omnibus Agreement, the December 1, 2021 Compensation was terminated, but provided that GJacobs and WJacobs have not resigned as officers of the Company on or before December 31, 2022, an aggregate of $500,000 in bonuses shall be paid by the Company to GJacobs and WJacobs. On February 14, 2022, pursuant to the Amended Omnibus Agreement, this $500,000 was recharacterized as a retention bonus and allocated among NWarrender, GJacobs and WJacobs wherein each received $166,666, respectively, on December 30, 2022. In comparison, during the year ended December 31, 2021, $650,000 in management bonuses were expensed, and during the 2020 Stub Year, $350,000 in management bonuses were expensed.

During the year ended December, 31, 2022, professional fees of $888,609 were expensed. In comparison, during the year ended December 31, 2021, $499,752 in professional fees were expensed, and during the 2020 Stub Year, $374,489 in professional fees were expensed.

Driven by increased sales, bank charges and merchant fees increased to $477,718 during the year ended December 31, 2022, from $392,757 during the year ended December 31, 2021, from $48,814 during the 2020 Stub Year.

During the years ended December 31, 2022 and 2021, the Company incurred $662,494 and $337,044, respectively, in advertising and marketing expenses, which primarily related to trade shows, marketing displays, public relations and digital marketing. In comparison, during the 2020 Stub Year, the Company incurred $115,102 in advertising and marketing expenses, which primarily related to public relations and digital marketing.

Bad debt expense of $78,457 was recognized during the year ended December 31, 2022, compared to $380,621 during the year ended December 31, 2021, and $124,802 during the 2020 Stub Year.

Depreciation and amortization expense of $32,155 was recognized during the year ended December 31, 2022, compared to $90,147 during the year ended December 31, 2021, and $16,385 during the 2020 Stub Year.

Other operating expenses increased to $1,884,209 during the year ended December 31, 2022, from $629,012 during the year ended December 31, 2021, from $222,052 during the 2020 Stub Year. Other operating expenses include, for example, insurance expenses, rent expenses, repairs and maintenance, state license and filing fees, excise taxes, health  and dental expenses, and warehouse and lab expenses below the Company’s capitalization threshold ($2,500), and other expenses.

Total Other Income of $181,255 in 2022 consisted primarily of settlement income of $478,617, offset by interest expense of $120,197 and loss on the disposal of fixed assets of $185,195. Total Other Expenses in 2021 of $613,539 primarily consisted of $388,726 in impairment of Lifted’s investment in SmplyLifted, $195,571 in loss from Lifted’s 50% membership interest in SmplyLifted, and interest expense of $142,427. In comparison, total Other Expenses during the 2020 Stub Year of $16,221 primarily consisted of gain on forgiveness of debt of $91,272, interest expense of $65,186, settlement costs of $97,000, refund of merchant account fees of $34,429, settlement income of $12,500, and interest income of $8,098.

During the year ended December 31, 2022, the Company recognized net income of $7,196,327; this is compared to net income of $5,799,982 recognized during the year ended December 31, 2021, and net loss recognized during the 2020 Stub Year of $1,534,589.

Net cash provided by operating activities was $3,037,426 for the year ended December 31, 2022. Net cash provided by operating activities in 2022 was generated from net income of $7,196,327, which includes non-cash charges for inventory write-downs of $4,418,922 and sales allowances of $939,496, offset by cash used for working capital, primarily inventory, payment of the company-wide Bonus Pool for 2021 (the “Modified 2021 Bonus Pool Amount”), the Deferred Compensation, and income taxes. Net cash provided by operating activities was $5,622,612 for the year ended December 31, 2021, compared to net cash used in operating activities was $338,036 for the 2020 Stub Year. During the year ended December 31, 2021, net cash provided by operating activities was primarily generated from net income of $5,799,982. Net cash used in operating activities in 2021 was primarily for prepaid expenses and for the purchase of inventory. Offsetting the used cash were increases in accounts payable and accrued expenses and deferred revenue. Net cash used in operating activities during the 2020 Stub Year of $338,036 was also primarily for the purchase of inventory and prepaid expenses. Offsetting the used cash were increases in accounts payable and accrued expenses of $255,908 and deferred revenue of $1,031,424.

Net cash used in investing activities was $916,119 and $446,655, during the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities was $3,509,811 during the 2020 Stub Year. Net cash used in investing activities in 2022 related to net purchases of fixed assets. Net cash used in investing activities in 2021 primarily related to the net purchase of fixed assets and loans to SmplyLifted, offset by the reduction of the CBD Lion note receivable. Net cash used in investing activities during the 2020 Stub Year primarily related to the net cash paid to NWarrender as part of the acquisition of Lifted, purchases of fixed assets, and a reduction of the CBD Lion note receivable as we received payments from CBD Lion. We also invested $200,000 into SmplyLifted LLC; this investment amount was reduced by SmplyLifted’s net loss in 2020. We also made loans totaling $293,750 to SmplyLifted LLC for the purchase of inventory.

During the year ended December 31, 2022, net cash used in financing activities was $193,416. On December 30, 2021, the Company repaid all principal and interest due under the $3.75M Note. NWarrender kept $1,000,000 of the repayment of the $3.75M Note, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 to LIFD and Lifted (collectively “Payors”) at the rate of 2.5% (the “$2.75M Note”). The $2.75M Note payable jointly by the Company and Lifted to NWarrender was secured by a perfected first lien security interest (the “Security Interest”) that encumbers all of the assets of the Company and Lifted. The Company was obligated to pay off the principal of the $2.75M Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

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

Also impacting the net cash used in financing activities during the year ended December 31, 2022 was the repurchase of $150,000 of Company common stock, repayment of the finance lease liability of $70,267, and payments of dividends to the Company’s Series A and Series B Convertible Preferred stockholders totaling $23,149, offset by proceeds of $50,000 from the exercise of warrants and options.

In comparison, during the year ended December 31, 2021, net cash used in financing activities was $4,012,306, primarily driven by the repayment of the $3,750,000 promissory note payable to NWarrender and payments of dividends to the Company’s Series A and Series B Convertible Preferred stockholders totaling $211,033, offset by proceeds of $142,023 from the exercise of warrants and options.

Net cash used in financing activities was $98,002 during the 2020 Stub Year, primarily driven by payments of dividends to the Company’s Series A and Series B Convertible Preferred stockholders totaling $213,450, offset by proceeds of $149,623 from a Paycheck Protection Program Loan.

During the year ended December 31, 2022, net cash increased by $1,927,892. In comparison, during the year ended December 31, 2021, net cash increased by $1,163,651, and during the 2020 Stub Year, net cash decreased by $3,945,849.

On February 24, 2020, the Company acquired 100% of the ownership interests of Lifted. All of the Company’s sales are generated by the Company’s wholly-owned subsidiary Lifted; LFTD Partners as an entity by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery, Ablis or Bend Spirits.

The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2022 of $4,238,735. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

Critical Accounting Policies

Critical accounting policies are discussed in NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements accompanying this Annual Report on Form 10-K.

Other Matters

We may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business in addition to the matters discussed above in NOTE 12 – LEGAL PROCEEDINGS. We intend to vigorously pursue and defend such litigation. Although the outcome of these other matters is currently not determinable, our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our Company’s financial position, results of operations, or cash flows.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption despite progress made in recent months in the development and distribution of vaccines. It has already disrupted Lifted’s operations, global travel and supply chains, and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution and future impact of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 and its variants have significantly disrupted business activity globally and there is uncertainty as to if and when these disruptions will fully subside.

Significant uncertainty continues to exist concerning the impact of the COVID-19 pandemic on Lifted’s, our customers’ and target companies’ business and operations in future periods. Although our total revenues for the year ended December 31, 2022 were not materially impacted by COVID-19, we believe that our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited, consolidated financial statements as of December 31, 2022 and December 31, 2021 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022.

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

During December 2022, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2022 was not effective. Management identified the following material weaknesses as of December 31, 2022:

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

In December 2021, the Company engaged a third party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of the Sarbanes-Oxley Act. The Company is actively engaged in a comprehensive effort to comply with the Sarbanes-Oxley Act, but additional work is required, and no guarantee or assurance can be given as to when such work will be completed.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management is unaware of any material inaccuracies or errors in the Company’s consolidated financial statements as of December 31, 2022.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 15, 2023:

Name	Age	Position
Gerard M. Jacobs, JD	67	Chairman of the Board, Chief Executive Officer and Secretary
Nicholas S. Warrender	33	Vice Chairman of the Board and Chief Operating Officer
Vincent J. Mesolella	73	Lead Outside Director
Joshua A. Bloom, MD	67	Director
James S. Jacobs, MD	69	Director
William C. “Jake” Jacobs, CPA	34	President, Chief Financial Officer and Treasurer
Richard E. Morrissy	68	Director
Kevin J. Rocio	59	Director
Robert T. Warrender II	70	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified.

Gerard M. Jacobs, J.D., age 67, is Chairman of our Board of Directors, Chief Executive Officer and Secretary of the Company. Mr. Jacobs has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its Chief Executive Officer and member of its board of directors until 2006. Under Mr. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, a NASDAQ company, and served as its Chief Executive Officer and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. Mr. Jacobs has also served as the lead outside director for America’s Car-Mart, Inc. (NASDAQ: CRMT) and Patient Home Monitoring Corp. (Toronto: PHM). We believe that Mr. Jacobs’ experience serving as the Chief Executive Officer of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

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

Nicholas S. Warrender, age 33, is Vice Chairman of our Board of Directors and Chief Operating Officer of the Company. Nicholas S. Warrender founded Lifted Made in 2015 and has served as CEO since. Nicholas S. Warrender is an expert in brand design and development and has a degree in Communications with a focus on Business and Cinematography from Carthage College. Previously, Nicholas S. Warrender was a recruited high school basketball player and successful rapper, performing music shows at prestigious clubs, such as the Viper Room. Nicholas S. Warrender’s father, Robert T. Warrender II, is also a member of our board of directors and an employee of Lifted.

Vincent J. Mesolella, age 73, has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and Chief Executive Officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Joshua A. Bloom, M.D., age 67, has been a member of our board of directors since July 2007. He has been a practicing physician in Kenosha, Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases, Critical Care Medicine and in Hospice and Palliative Care. He has been employed by Froedtert South (formerly known as United Hospital System) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom served on the board of directors of Kenosha Health Services Corporation from 1993 to approximately 2010 and the board of Hospice Alliance, Inc. since 1994 and Medical Director there since 1998. He also served on the board of the Beth Israel Sinai Congregation 1998 to 2014, where he served as the President from 2004 until 2010. We believe that Dr. Bloom’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977.

James S. Jacobs, M.D., age 69, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that Dr. Jacobs’ experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

William C. “Jake” Jacobs, CPA, age 34, is President, Chief Financial Officer and Treasurer of the Company. Effective as of February 27, 2019, the Board appointed Mr. Jacobs, the son of our Company’s Chief Executive Officer Gerard M. Jacobs, to serve as the President, Chief Financial Officer and Treasurer of the Company. Prior to becoming President, Chief Financial Officer and Treasurer of the Company, Mr. Jacobs served as an independent contractor for the Company for the past several years. Previously, Mr. Jacobs worked in the Assurance Division of Ernst & Young (doing business as EY), auditing both publicly traded and privately held companies. Mr. Jacobs graduated from the University of Southern California, with a double major in Accounting and Business Administration with a concentration in Finance. In 2015, Mr. Jacobs won a Gold Medal at the United States of America Snowboard and Freeski Association (USASA) National Championships in the Boardercross Snowboard Senior (23-29) Men’s division.

Richard E. Morrissy, age 68, has been a member of our board of directors since July 2007. Since August 2016, Mr. Morrissy has been working at the UIC Department of Medicine’s Section of Infectious Disease in a research clinic called Project WISH as Clinical Coordinator in Regulatory Affairs. Previously, Mr. Morrissy was the Senior Research Specialist at the Department of Surgery – CS within the UIC College of Medicine. Mr. Morrissy was a project coordinator for the School of Pharmacy. His duties included serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He also designed and led focus groups, designed and critiqued research surveys, and edited manuscripts and scientific journals. We believe that Mr. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical research field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation. He received a B.A. in History from Western Illinois University in 1976.

Kevin J. Rocio, age 59, has been a member of our board of directors since February 2020. Mr. Rocio is a seasoned award-winning real estate professional, including commercial, residential, finance and development. Mr. Rocio is a graduate of Elmhurst College and an immediate past board member of the Albany Park Community Center. In 2014, Mr. Rocio was accepted into the CCIM (Certified Commercial Investment Member) Institute, a recognized group of experts in the commercial and investment real estate industry. Most recent accolades received by Mr. Rocio include: the Chicago Defenders “Men of Excellence Award”, the Chicago Association of REALTORS Commercial Award, and the National Association of Realtors “National Commercial Award.” We believe that Mr. Rocio’s experience as a business owner qualifies him to serve as a director of the Corporation.

Robert T. Warrender II, age 70, has been a member of our board of directors since September 2020. Since January 2022, Mr. Warrender has also been an employee of Lifted. Mr. Warrender is the owner and founder of American Process Equipment, Inc. in Zion, IL. In 1993, Mr. Warrender founded American Process Equipment, Inc., which specializes in specialty pumps and related systems. Mr. Warrender has authored industry publications and technical papers for the pump industry and has served as a consultant to companies in related industries. Mr. Warrender attended the University of Wisconsin-Parkside. Mr. Warrender coached junior high school basketball for 20 years. Mr. Warrender is the father of Nicholas S. Warrender who currently serves as the Company’s Vice Chairman of the Board and Chief Operating Officer, and as the CEO of Lifted. We believe that Mr. Warrender’s experience as a business owner qualifies him to serve as a director of the Corporation.

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

Robert T. Warrender III, the brother of Nicholas S. Warrender, and the son of director Robert T. Warrender II, was hired as an independent contractor of Lifted in 2021. On January 9, 2023, Robert T. Warrender III was hired an employee of Lifted.

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

Board Meetings

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. During the year ended December 31, 2022, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executives

Historically, the Company’s CEO GJacobs ran the Company’s operations on a part-time basis and was compensated with equity. GJacobs had not historically received cash compensation, and, historically, the Company’s President and CFO WJacobs had worked for $5,000 per month. Effective as of June 19, 2019 through the closing of the Company’s acquisition of Lifted on February 24, 2020, the Company paid GJacobs and WJacobs consulting fees of $7,500 and $5,000 per month, respectively, in addition to reimbursing GJacobs and WJacobs for business-related expenses. Beginning February 24, 2020, upon the closing of the acquisition of Lifted, GJacobs, WJacobs and NWarrender have been compensated pursuant to the terms of their Executive Employment Agreements with the Company.

Starting January 1, 2022, NWarrender, WJacobs, and GJacobs were each entitled to $250,000 in base salary and an annual bonus stemming from the Company’s cash management bonus pool. Previously, during the year ended December 31, 2021, each of them was entitled to $100,000 in base salary and an annual bonus stemming from the Company’s company-wide management bonus pool. See “Impact of the Merger on GJacobs’ and WJacobs’ Compensation Agreement” above. In addition, GJacobs and WJacobs are entitled to compensation pursuant to the Omnibus Agreement and their compensation agreement with the Company. See “Omnibus Agreement and Amended Omnibus Agreement” below. As of January 1, 2023, NWarrender’s base salary was increased to $500,000 per year.

The Company provides to each executive an employee benefits package including fully paid Blue Cross/Blue Shield or equivalent family health, vision and dental insurance, without deductibles. The Company also provides to each executive prompt reimbursement for all documented business-related expenses paid or incurred by such executive in connection with the Company, including but not limited to airfare, rail, taxi, rental cars, parking, tolls, gasoline for business trips, meals, entertainment, hotel, office supplies, mobile phone, internet, hotspot, and postage expenses.

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

Payment of an Aggregate of $500,000 in Bonuses to GJacobs, WJacobs and NWarrender

The Amended Compensation Agreement provides that an aggregate of $350,000 shall be paid by the Company to GJacobs and WJacobs on December 1, 2021, but has not yet been paid (the “December 1, 2021 Compensation”). Pursuant to the Omnibus Agreement, the December 1, 2021 Compensation was terminated, but provided that GJacobs and WJacobs have not resigned as officers of the Company on or before December 31, 2022, an aggregate of $500,000 in bonuses shall be paid by the Company to GJacobs and WJacobs. This aggregate of $500,000 in bonuses to GJacobs and WJacobs is in addition to the $300,000 bonus payable to WJacobs described in the preceding section. On February 14, 2022, pursuant to the Amended Omnibus Agreement, this $500,000 was recharacterized as a retention bonus and allocated among NWarrender, GJacobs and WJacobs wherein each received $166,666, respectively, on December 30, 2022.

Increase of Base Salaries of Executives GJacobs, WJacobs and NWarrender

Pursuant to the Omnibus Agreement, commencing January 1, 2022, the Base Salary under each of the Executive Employment Agreements to be paid to GJacobs, WJacobs and NWarrender shall be increased from $100,000 to $250,000 per year.

Allocation and Payment of Bonus Pool

The company-wide Bonus Pool for 2021 was $1,559,334 (the “Modified 2021 Bonus Pool Amount”), which was the aggregate amount that was accrued for in the Company’s financial statements covering the period from January 1, 2021 through September 30, 2021, and such Modified 2021 Bonus Pool Amount was paid by the Company, and allocated and distributed in accordance with unanimous written instructions from GJacobs, WJacobs and NWarrender, on or before March 15, 2022.

Pursuant to the Amended Omnibus Agreement, there is a cap on the 2022 Bonus Pool such that none of GJacobs, WJacobs or NWarrender shall be entitled to receive any portion of the 2022 Bonus Pool that would cause LFTD Partners Inc.’s 2022 diluted earnings per share of common stock to fall below $0.56 per share.

Potential for Supplemental Retention Bonus

Pursuant to the Amended Omnibus Agreement, the Chairman of the Compensation Committee of the Board of Directors is authorized to negotiate and agree on behalf of the Company in regard to a 2023 supplemental retention bonus for NWarrender, GJacobs and WJacobs (in addition to the company-wide Bonus Pool), and if and only if the amount of such 2023 supplemental retention bonus is mutually agreed upon in writing among the Chairman of the Compensation Committee, NWarrender, GJacobs and WJacobs, then one-third of such 2023 supplemental retention bonus shall be paid by the Company to each of NWarrender, GJacobs and WJacobs on or before March 15, 2024, provided that such officer shall not have earlier resigned as an officer of the Company.

Compensation of Executives

Name	Year	Salary ($)		Bonuses ($)		Stock Awards ($)	Warrant Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, JD, CEO (1)	2022	$247,115	(A)	$761,355	(B)							$1,008,470
	2021	$103,562	(C)	$58,439	(D)							$162,001

William C. "Jake" Jacobs, CPA,	2022	$247,116	(E)	$823,074	(F)							$1,070,190
President and CFO (2)	2021	$103,562	(G)									$103,562

Nicholas S. Warrender, COO (3)	2022	247,115	(H)	$846,667	(I)							$1,093,782
	2021	$103,562	(J)									$103,562

Notes

(A)	In 2022, GJacobs was paid a gross salary of $247,115.
(B)

In 2022, GJacobs was paid bonuses totaling $761,355. This consisted of $143,713 of the Modified 2021 Bonus Pool, Deferred Compensation of $450,975 pursuant to the Omnibus Agreement, and $166,667 stemming from the Amended Omnibus Agreement.

(C)	In 2021, GJacobs was paid a salary of $103,562 in cash, which included a payroll payment in the beginning of 2021 related to 2020.
(D)

On April 29, 2021, the Company paid GJacobs a portion ($50,000) of the bonus payable to GJacobs in regard to the closing of the acquisition of Lifted. On August 30, 2021, CEO GJacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. GJacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. GJacobs also demanded immediate payment of $8,439 of the bonuses which are currently due and payable by the Company to GJacobs, and GJacobs allocated and applied such $8,439 to pay for the aggregate cost of purchasing and exercising the above warrants.

(E)	In 2022, WJacobs was paid a gross salary of $247,116.
(F)

In 2022, WJacobs was paid bonuses totaling $823,074. This consisted of $152,341 of the Modified 2021 Bonus Pool, Deferred Compensation of $504,066 pursuant to the Omnibus Agreement, and $166,667 stemming from the Amended Omnibus Agreement.

(G)	In 2021, WJacobs was paid $103,562 in cash, which included a payroll payment in the beginning of 2021 related to 2020.
(H)	In 2022, NWarrender was paid a gross salary of $247,115.
(I)	In 2022, NWarrender was paid bonuses totaling $846,667. This consisted of $680,000 of the Modified 2021 Bonus Pool, and $166,667 stemming from the Amended Omnibus Agreement.
(J)	In 2021, NWarrender was paid $103,562 in cash, which included a payroll payment in the beginning of 2021 related to 2020.

Compensation of Directors

Name	Year	Director Fees		Salary ($)		Bonuses ($)		Stock awards ($)	Warrant Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, JD, Chairman	2022	$-		$247,115	(A)	$761,355	(A)							$1,008,470
	2021			103,562	(A)	58,439	(A)							$162,001

Nicholas S. Warrender, Vice Chairman	2022	$-		$247,115	(B)	$846,667	(B)							$1,093,782
	2021			103,562	(B)									$103,562

Vincent J. Mesolella, Lead Outside Director	2022	$16,000	(C)	$-		$40,000	(C)							$56,000
	2021													$-

Joshua A. Bloom, MD, Director	2022	$16,000	(D)	$-		$20,000	(D)							$36,000
	2021													$-

James S. Jacobs, MD, Director	2022	$16,000	(E)	$-		$-								$16,000
	2021			$-		$-								$-

Richard E. Morrissy, Director	2022	$16,000	(F)	$-		$-								$16,000
	2021			$-		$-								$-

Kevin J. Rocio, Director	2022	$16,000	(G)	$-		$-								$16,000
	2021													$-

Robert T. Warrender II, Director	2022	$-		$55,385	(H)	$-								$55,385
	2021													$-

Notes:

(A)

Please refer to the section above “Compensation of Executives” for information about GJacobs’ compensation in 2022 and 2021. Note: none of GJacobs’ compensation is considered compensation for serving as a member of the board of directors of the Company. GJacobs has entered into an employment agreement with the Company.

(B)

Please refer to the section above “Compensation of Executives” for information about NWarrender’s compensation in 2022 and 2021. None of NWarrender’s compensation is considered compensation for serving as a member of the board of directors of the Company. NWarrender has entered into an employment agreement with the Company.

(C)

During the quarter ended March 31, 2022, Lead Outside Director Vincent J. Mesolella was paid $40,000 of the Modified 2021 Bonus Pool Amount. Also, during each of quarter of 2022, Mr. Mesolella also received his $4,000 quarterly director fee.

(D)

During the quarter ended March 31, 2022, Dr. Joshua A. Bloom, Director, was paid $20,000 of the Modified 2021 Bonus Pool Amount. During each quarter of 2022, Dr. Bloom received his $4,000 quarterly director fee.

(E)	During each quarter of 2022, Dr. James S. Jacobs, Director, received his $4,000 quarterly director fee.
(F)	During each quarter of 2022, Richard E. Morrissy, Director, received his $4,000 quarterly director fee.
(G)	During each quarter of 2022, Kevin J. Rocio, Director, received his $4,000 quarterly director fee.
(H)	During the year ended December 31, 2022, Robert T. Warrender II began working as an employee of Lifted; he was paid a gross salary of $55,385 during the year ended December 31, 2022.

Pursuant to the Omnibus Agreement, commencing on March 31, 2022, each of the non-officer members of the board of directors of the Company began receiving a quarterly fee of $4,000 from the Company.

In the future, it is possible that other directors may serve us in another capacity and may receive compensation from us in connection with that service.

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, warrants, stock that has not yet vested and equity incentive plan awards for GJacobs, WJacobs, and NWarrender outstanding as of December 31, 2022.

Outstanding Equity Awards At Fiscal Year End December 31, 2022
(see "Description of Columns (a) Through (j):", below)					Common Stock Closing Price on December 31, 2022:					$2.15

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)

Gerard M. Jacobs, Chairman and CEO
November 2010 Grants	471,698			$2.00	12/31/2024
November 2010 Grants	605,000			$2.00	12/31/2024
Compensation Agreement	250,000			$5.00	2/24/2025
Warrants Issued in Connection with Acquisition of Lifted	200,000			$5.00	2/24/2025

William C. Jacobs, President and CFO
Deferred Contingent Stock						200,000	(1)	$430,000
Compensation Agreement	225,000			$5.00	2/24/2025
Warrants Issued in Connection with Acquisition of Lifted	225,000			$5.00	2/24/2025

Nicholas S. Warrender, Vice Chairman and COO
Warrants Issued in Connection with Acquisition of Lifted	200,000			$5.00	2/24/2025

Description of Columns (a) Through (j):

(a)	The name of the named executive officer;
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
(h)

The aggregate market value of shares of stock that have not vested and that are not reported in column (j) (note: LFTD Partners’ common stock closed at $2.15 on December 31, 2022, according to Yahoo! Finance);

(i)

The total number of shares of stock, units or other rights awarded under any equity incentive plan that have not vested and that have not been earned, and, if applicable the number of shares underlying any such unit or right; and

(j)	The aggregate market or payout value of shares of stock, units or other rights awarded under any equity incentive plan that have not vested and that have not been earned.
(1)	On March 2, 2023, these 200,000 shares of Deferred Contingent Stock were issued to William C. Jacobs; this issuance is disclosed in NOTE 15 – SUBSEQUENT EVENTS.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of December 31, 2022, the Company has 14,102,578 shares of common stock issued and outstanding, and 18,864,776 shares outstanding on a fully diluted basis.

Common shares of stock outstanding as of December 31, 2022	14,102,578
Fully Diluted Shares Outstanding as of December 31, 2022	18,864,776

Name	Number of Series A Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Series B Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage	Options/ Warrants Owned	Overall Voting Power	Overall Voting Power (%) out of Fully Diluted Shares as of December 31, 2022
(1) Nicholas S. Warrender	-	-	-	-	3,900,455	44.06%	200,000	4,100,455	21.74%
(2) Gerard M. Jacobs	-	-	-	-	1,063,073	12.01%	1,526,698	2,589,771	13.73%
(3) ZIE Partners LLC	-	-	-	-	2,500,000	28.24%	-	2,500,000	13.25%
(4) William C. "Jake" Jacobs, CPA	-	-	-	-	400,000	4.52%	450,000	850,000	4.51%
(5) Vincent J. Mesolella	-	-	-	-	537,862	6.08%	100,000	637,862	3.38%
(6) Roberti Jacobs Family Trust	-	-	-	-	181,623	2.05%	-	181,623	0.96%
(7) James S. Jacobs, M.D.	-	-	-	-	79,500	0.90%	75,000	154,500	0.82%
(8) Joshua A. Bloom, M.D.	-	-	-	-	55,000	0.62%	75,000	130,000	0.69%
(9) Richard E. Morrissy	-	-	-	-	30,000	0.34%	75,000	105,000	0.56%
(10) Robert T.Warrender II	-	-	-	-	5,700	0.06%	100,000	105,700	0.56%
(11) Miss Mimi Corporation	-	-	-	-	100,000	1.13%	-	100,000	0.53%
(12) Kevin J. Rocio	-	-	-	-	-	0.00%	50,000	50,000	0.27%
Total of All Officers, Directors, and Affiliates as a group	-	-	-	-	8,853,213	100.00%	2,651,698	11,504,911	60.99%
Total of All Officers and Directors as a group	-	-	-	-	6,071,590		2,651,698	8,723,288	46.24%

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

(2)

The address for Mr. Gerard M. Jacobs is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Gerard M. Jacobs, our Chairman, Chief Executive Officer, and Secretary, has voting control over the following: (a) 781,250 shares of unregistered common stock; (b) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Gerard M. Jacobs has voting control via a shareholders agreement; (c) 100,000 shares of common stock owned by his affiliate Miss Mimi Corporation; (d) 200 shares of common stock owned by his wife; and (e) 1,076,698 options at $2.00 per share. Also, simultaneously with the execution of an employment agreement, LFTD Partners issued to Gerard M. Jacobs or his designee(s) five-year warrants giving Gerard M. Jacobs or his designee(s) the right to purchase 250,000 shares of common stock of LFTD Partners exercisable at $5.00 per share, vesting upon the closing of LFTD Partners’ acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. Gerard M. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(3)

Christian Zann is the Manager of ZIE Partners LLC. The address for ZIE Partners LLC is 14155 Pine Island Drive, Jacksonville, FL 32224. ZIE Partners LLC owns 2,500,000 shares of LFTD Partners' common stock.

67

(4)

The address of William C. “Jake” Jacobs, CPA, is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Jacobs owns 200,000 shares of common stock of the Company. Also, simultaneously with the execution of an employment agreement, LFTD Partners issued to William C. Jacobs or his designee(s) five-year warrants giving William C. Jacobs or his designee(s) the right to purchase 225,000 shares of common stock of LFTD Partners exercisable at $5.00 per share, vesting upon the closing of LFTD Partners’ acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. William C. Jacobs was one of the specified Deferred Contingent Stock Recipients and received 200,000 shares of Deferred Contingent Stock; and, on March 2, 2023, this Deferred Contingent Stock was issued to William C. Jacobs; this is also disclosed in Note 15 – Subsequent Events. William C. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 225,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(5)

The address for Mr. Vincent J. Mesolella is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Mesolella has voting control over the following: 537,862 shares of the Company’s common stock. Vincent J. Mesolella was one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(6)

The address for the Roberti Jacobs Family Trust is 14155 Pine Island Drive, Jacksonville, FL 32224. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Mr. Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Gerard M. Jacobs is one of the grantors of the trust corpus, William C. “Jake” Jacobs currently is the trustee, and Gerard M. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust owns 181,623 shares of the Company’s common stock.

(7)

The address for Dr. James S. Jacobs is 14155 Pine Island Drive, Jacksonville, FL 32224. Dr. James S. Jacobs owns 79,500 shares of LFTD Partners’ common stock. He or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Dr. James S. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(8)

The address for Dr. Joshua A. Bloom is 14155 Pine Island Drive, Jacksonville, FL 32224. Dr. Joshua A. Bloom owns 55,000 shares of the Company’s common stock. He or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Dr. Joshua A. Bloom was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(9)

The address for Mr. Richard E. Morrissy is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Richard E. Morrissy owns 30,000 shares of common stock. He or his designee has the right to purchase from the Company 25,000 warrants at $1.85 per share for a purchase price of $1.00. Mr. Richard E. Morrissy was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(10)

The address for board member Mr. Robert T. Warrender II is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Warrender owns 5,700 shares of LFTD Partners’ common stock. Mr. Warrender was one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(11)

Miss Mimi Corporation is an affiliate entity controlled by Mr. Gerard M. Jacobs. The address for Miss Mimi Corporation is 14155 Pine Island Drive, Jacksonville, FL 32224. Miss Mimi Corporation owns 100,000 shares of common stock.

(12)

The address for Mr. Kevin J. Rocio is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Kevin J. Rocio was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

COMPENSATION PLANS

Equity Compensation Plans

None.

Option Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes transactions since January 1, 2020 to which we have been a party and, in which:

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

Rent Schedule

Date	Base Monthly Rent
January 1, 2021 – December 31, 2021	$5,740.75
January 1, 2022 – December 31, 2022	$5,855.57
January 1, 2023 – December 31, 2023	$5,972.68
January 1, 2024 – December 31, 2024	$6,092.13
January 1, 2025 – December 31, 2025	$6,213.97

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

Omnibus Agreement and Amended Omnibus Agreement

Also, the Omnibus Agreement and the Amended Omnibus Agreement (i) amend certain parts of the Agreement and Plan of Merger by and among LIFD, Lifted, GJacobs, WJacobs, Warrender Enterprise Inc. and NWarrender dated February 24, 2020 (the “Merger Agreement”); (ii) amend that certain Compensation Agreement dated as of June 19, 2019 (the “Compensation Agreement”), and that certain Amendment No. 1 to Compensation Agreement dated as of December 1, 2020 (the “Amendment No. 1”) (together the “Amended Compensation Agreement”); (iii) amend those certain Executive Employment Agreements dated February 24, 2020 between LIFD and GJacobs, WJacobs and NWarrender, respectively (collectively the “Executive Employment Agreements”); and, (iv) create quarterly board compensation.

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

Effective February 24, 2020, GJacobs runs the Company’s operations on a full time basis as the Company’s Chief Executive Officer pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. Effective February 24, 2020, WJacobs serves as the Company’s President and CFO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool. See “Impact of the Merger on GJacobs’ and WJacobs’ Compensation Agreement” above.

GJacobs and WJacobs are also entitled to certain warrants and bonuses pursuant to their compensation agreement with the Company. See “Impact of the Merger on GJacobs’ and WJacobs’ Compensation Agreement” above.

Effective February 24, 2020, NWarrender serves as the Company’s COO on a full time basis pursuant to his multi-year Executive Employment Agreement which pays him an annual base salary of $100,000, and entitles him to participate in a Company-wide management bonus pool.

Pursuant to the Omnibus Agreement, the annual base salary of each of NWarrender, WJacobs and GJacobs has been increased to $250,000 commencing on January 1, 2022. Subsequently, on January 10, 2023, the Compensation Committee of the Board of Directors of the Company voted to increase the base salary of NWarrender to $500,000 per year from $250,000. NWarrender’s new salary will commence retroactively as of January 1, 2023.

Exercise of Options and Warrants by Directors and Non-Affiliate Shareholders

Please refer to NOTE 10 – SHAREHOLDERS’ EQUITY to read about the exercise of options and warrants by directors and non-affiliate shareholders of the Company.

Stock Buy-back Transactions with a Non-Affiliate Stockholder

Please refer to NOTE 10 – SHAREHOLDERS’ EQUITY to read about stock-buy transactions with a non-affiliate stockholder of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 16, 2018, the Company engaged Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm.

Vincent J. Mesolella, the Company’s Audit Committee Chairman, and GJacobs sign an engagement letter with Fruci before Fruci performs any audit or review services for the Company. Fruci was approved to provide audit and review services for the Company for the year ended December 31, 2022. Fruci was also approved to provide audit, review and tax services for the Company for the year ended December 31, 2021.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

For the year ended December 31, 2022:	For the year ended December 31, 2021:
Audit Fees: $108,873	Audit Fees: $89,600
Audit-Related Fees: $0	Audit-Related Fees: $14,813
Tax Fees: $0	Tax Fees: $18,350
All Other Fees: $0	All Other Fees: $0

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144

This Form10-K	March 21, 2023
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

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by William C. Jacobs
99.1	Press Release dated March 22, 2023
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Date: March 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gerard M. Jacobs

Gerard M. Jacobs, Chief Executive Officer and Director

Principal Executive Officer

Date: March 21, 2023

By: /s/ William C. “Jake” Jacobs, CPA

William C. “Jake” Jacobs, CPA, President, Chief Financial Officer and Treasurer

Principal Financial Officer

Date: March 21, 2023

/s/ Nicholas S. Warrender

Nicholas S. Warrender

Chief Operating Officer and Director

Date: March 21, 2023

/s/ Vincent J. Mesolella

Vincent J. Mesolella

Director

Date: March 21, 2023

/s/ Joshua A. Bloom, M.D.

Joshua A. Bloom, M.D.

Director

Date: March 21, 2023

/s/ James S. Jacobs, M.D.

James S. Jacobs, M.D.

Director

Date: March 21, 2023

/s/ Richard E. Morrissy

Richard E. Morrissy

Director

Date: March 21, 2023

/s/ Kevin J. Rocio

Kevin J. Rocio

Director

Date: March 21, 2023

/s/ Robert T. Warrender II

Robert T. Warrender II

Director

Date: March 21, 2023

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LFTD Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LFTD Partners Inc. and subsidiary (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, statements of shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Goodwill

Description of the Critical Audit Matter

As discussed in Note 4 to the consolidated financial statements, the Company has goodwill resulting from the acquisition of Lifted Made which requires the Company to periodically evaluate for potential impairment by assessing whether the carrying value of the goodwill exceeds the fair value. Auditing management’s analysis includes tests that are complex and highly judgmental due to the estimation required to determine the fair value of  the reporting unit.  In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among others.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1.      Obtain and assess management’s key indicators and analysis regarding discounted cash flows.

2.      Prepared independent analysis for discounted cash flows and compared to management’s analysis and prepared sensitivity analysis on the most crucial inputs.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018. Spokane, Washington
March 21, 2023

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and Cash Equivalents	$3,530,623	$1,602,731
Dividend Receivable from Bendistillery, Inc.	-	2,495
Prepaid Expenses	1,668,961	4,262,237
Accounts Receivable, net of allowance of $281,762 in 2022 and $239,101 in 2021	2,410,327	3,461,499
Inventory	6,023,967	3,809,944
Current Portion of Settlement Asset	185,024	-
Other Current Assets	35,047	13,790
Total Current Assets	13,853,949	13,152,696
Goodwill	22,292,767	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	87,422	331,551
Fixed Assets, less accumulated depreciation of $209,143 in 2022 and $77,967 in 2021	1,020,255	433,213
Intangible Assets, less accumulated amortization of $4,444 in 2022 and $3,058 in 2021	-	1,386
Security and State Licensing Deposits	25,600	6,900
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $206,008 in 2022 and $252,876 in 2021	1,274,400	1,227,532
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $100,892 in 2022 and $6,807 in 2021	496,604	76,412
Non-Current Portion of Settlement Asset	185,024	-
Total Assets	$41,132,221	$39,418,657
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$1,357,524	$1,262,260
Operating Lease Liability	117,719	26,047
Deferred Revenue	594,086	2,174,393
Income Tax Payable	77,641	1,242,974
Management Bonuses Payable - Related Party	-	941,562
Company-Wide Management Bonus Pool	-	1,556,055
Accounts Payable and Accrued Expenses	4,049,897	4,671,382
Accounts Payable - Related Party	2,229	4,607
Interest Payable - Related Party	-	13,269
Preferred Stock Dividends Payable	11,036	13,722
Total Current Liabilities	$6,210,133	$11,906,270
Non-Current Liabilities
Operating Lease Liability	384,417	50,583
Total Non-Current Liabilities	$384,417	$50,583
Total Liabilities	$6,594,549	$11,956,853
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 4,500 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2022, and 5,750 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2021; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2022, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2021

	45	46
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,102,578 shares issued and outstanding at December 31, 2022, and 14,027,578 shares issued and outstanding at December 31, 2021	14,103	14,028
Additional Paid-in Capital	38,762,260	38,862,333
Accumulated Deficit	(4,238,735)	(11,414,602)
Total Shareholders' Equity	34,537,671	27,461,804
Total Liabilities and Shareholders' Equity	$41,132,221	$39,418,657

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021	2020
Net Sales	$57,416,535	$31,656,932	$5,344,320
Cost of Goods Sold	36,423,246	15,715,759	3,407,430
Gross Profit	20,993,289	15,941,173	1,936,890
Operating Expenses:
Payroll and Independent Contractor Expenses	6,423,584	3,621,624	809,966
Stock Compensation Expense	-	-	1,393,648
Company-Wide Management Bonus Pool	233,336	1,559,334	-
Management Bonuses	500,000	650,000	350,000
Professional Fees	888,609	499,752	374,489
Bank Charges and Merchant Fees	477,718	392,757	48,814
Advertising and Marketing	662,494	337,044	115,102
Bad Debt Expense	78,457	380,621	124,802
Depreciation and Amortization	32,155	90,147	16,385
Other Operating Expenses	1,884,209	629,012	222,052
Total Operating Expenses	11,180,562	8,160,290	3,455,258
Income/(Loss) From Operations	9,812,727	7,780,883	(1,518,368)
Other Income/(Expenses)
Loss From 50% membership interest in SmplyLifted LLC (FR3SH)	-	(195,571)	(4,429)
Impairment of Investment in SmplyLifted	-	(388,727)	-
Income from SmplyLifted for WCJ Labor	-	2,298	-
Loss on Lease Modification	-	(1,445)	-
Interest Expense	(120,197)	(142,427)	(65,186)
Dividend Income	-	2,495	2,495
Warehouse Buildout Credits	-	1,200	1,600
Penalties	(8,106)	(8,046)	-
Gain on Forgiveness of Debt	5,026	151,668	91,272
Refund of Merchant Account Fees	-	-	34,429
Settlement Income	478,617	-	12,500
Settlement Costs	-	-	(97,000)
Loss on Disposal of Fixed Assets	(185,195)	(4,750)	-
Loss on Deposits	-	(31,600)	-
Interest Income	11,110	1,365	8,098
Total Other Income/(Expenses)	181,255	(613,539)	(16,221)
Income/(Loss) Before Provision for Income Taxes	9,993,982	7,167,344	(1,534,589)
Provision for Income Taxes	(2,797,655)	(1,367,362)	-
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$7,196,327	$5,799,982	$(1,534,589)

Basic Net Income/(Loss) per Common Share	$0.51	$0.50	$(0.29)
Diluted Net Income/(Loss) per Common Share	$0.45	$0.43	$(0.29)

Weighted average number of common shares outstanding:
Basic	14,080,729	11,402,639	5,927,480
Diluted	15,862,927	13,359,837	5,927,480

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

							Additional		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	166,150	$166	6,485,236	$6,485	36,000	$(34,200)	$38,787,444	$(17,141,175)	$21,618,720
Series A Preferred Stock dividend payable								(24,855)	(24,855)
Series B Preferred Stock dividend payable								(3,316)	(3,316)
LIFD's January 8, 2021 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	(34,200)			(34,200)
Conversions of Series A Convertible Preferred Stock to Common Stock	(32,900)	$(33)	3,290,000	3,290			(3,257)		-
Conversions of Series B Convertible Preferred Stock to Common Stock	(60,000)	$(60)	60,000	60					-
Net Income								618,359	618,359
Balance, March 31, 2021	73,250	$73	9,835,236	$9,835	72,000	$(68,400)	$38,784,187	$(16,550,988)	$22,174,707
Series A Preferred Stock dividend payable								(33,521)	(33,521)
Series B Preferred Stock dividend payable								(1,496)	(1,496)
Issuance of common stock upon exercise of warrant and per Settlement Agreement			143,092	143			6,878		7,021
Conversions of Series A Convertible Preferred Stock to Common Stock	(27,500)	(28)	2,750,000	2,750			(2,723)		-
Net Income								1,596,154	1,596,154
Balance, June 30, 2021	45,750	$46	12,728,328	$12,728	72,000	$(68,400)	$38,788,342	$(14,989,850)	$23,742,866
Series A Preferred Stock dividend payable								(2,829)	(2,829)
Series B Preferred Stock dividend payable								(1,533)	(1,533)
Cancellation of Common Stock held in treasury			(72,000)	(72)	(72,000)	68,400	(68,328)		-
Issuance of Common Stock Upon Exercise of Warrants and Options			1,346,250	1,346			142,093		143,439
Net Income								2,236,179	2,236,179
Balance, September 30, 2021	45,750	$46	14,002,578	$14,002	-	$-	$38,862,107	$(12,758,033)	$26,118,122
Series A Preferred Stock dividend payable								(4,349)	(4,349)
Series B Preferred Stock dividend payable								(1,512)	(1,512)
Issuance of Common Stock Upon Exercise of Warrant			25,000	26			226		252
Net Income								1,349,292	1,349,292
Balance, December 31, 2021	45,750	$46	14,027,578	$14,028	-	$-	$38,862,333	$(11,414,602)	$27,461,804
Series A Preferred Stock dividend payable								(4,253)	(4,253)
Series B Preferred Stock dividend payable								(1,476)	(1,476)
Issuance of Common Stock Upon Exercise of Warrant			50,000	50			49,950		50,000
Repurchase and cancellation of Common Stock			(100,000)	(100)			(149,900)		(150,000)
Net Income								2,944,793	2,944,793
Balance, March 31, 2022	45,750	$46	13,977,578	$13,978	-	$-	$38,762,383	$(8,475,539)	$30,300,868
Series A Preferred Stock dividend payable								(3,403)	(3,403)
Series B Preferred Stock dividend payable								(1,496)	(1,496)
Conversions of Series A Convertible Preferred Stock to Common Stock	(1,250)	(1)	125,000	125			(124)		-
Net Income								3,219,460	3,219,460
Balance, June 30, 2022	44,500	$45	14,102,578	$14,103	-	$-	$38,762,260	$(5,260,978)	$33,515,429
Series A Preferred Stock dividend payable								(3,402)	(3,403)
Series B Preferred Stock dividend payable								(1,512)	(1,512)
Net Income								423,486	423,486
Balance, September 30, 2022	44,500	$45	14,102,578	$14,103	-	$-	$38,762,260	$(4,842,407)	$33,934,000
Series A Preferred Stock dividend payable								(3,403)	(3,403)
Series B Preferred Stock dividend payable								(1,515)	(1,515)
Net Income								608,589	608,589
Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	-	$-	$38,762,260	$(4,238,735)	$34,537,671

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net Income (Loss)	$7,196,327	$5,799,982	$(1,534,589)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Lifted Made's Portion of SmplyLifted's Net Loss	-	195,571	4,429
Impairment of Investment in SmplyLifted	-	388,726	-
Stock Compensation Expense	-	-	1,393,648
Bad Debt Expense	78,457	380,621	124,802
Depreciation and Amortization	191,541	90,146	16,385
Gain on Forgiveness of Debt	(5,026)	(151,668)	-
Loss on Disposal of Fixed Assets	185,195	4,750	-
Loss on Deposits	-	31,600	-
Spoiled and Written Off Inventory	4,418,922	338,799	147,413
Sales Allowance	939,496	-	-
Deferred Income Taxes	244,129	(331,551)	-
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	33,218	(2,429,715)	(1,196,716)
Prepaid Expenses	2,593,275	(3,807,176)	(445,478)
Dividend Receivable from Bendistillery, Inc.	2,495	-	(2,495)
Income Tax Receivable and Payable	(1,165,332)	1,242,974	-
Management Bonuses Payable	(941,562)	600,001	-
Company-wide Management Bonus Pool	(1,556,055)	1,556,055	-
Interest Receivable	-	1,532	(2,112)
Inventory	(6,632,945)	(3,507,548)	(521,134)
Deposit for Girish GPO Distribution Agreement	-	-	(30,000)
Other Current Assets	(39,954)	(17,975)	(2,715)
Loan to Shareholder	-	-	9,000
Trade Accounts Payable and Accrued Expenses	(616,459)	4,033,948	255,908
Accounts Payable and Interest Payable to Related Parties	(15,647)	92,670	414,110
Change in Settlement Asset	(370,047)	-	-
Change in ROU Asset	944	230,049	18,314
Change in Finance & Operating Lease Liabilities	76,759	(197,450)	(18,230)
Deferred Revenue	(1,580,307)	1,078,273	1,031,424
Net Cash Provided By/(Used In) Operating Activities	3,037,426	5,622,612	(338,036)
Cash Flows From Investing Activities
Net Cash Paid as Part of Lifted Liquids, Inc. Acquisition	-	-	(3,130,610)
Reduction of CBD Lion Note Receivable	-	15,318	184,682
Net Purchase of Fixed Assets	(916,119)	(368,223)	(70,133)
Loans to SmplyLifted LLC	-	(93,750)	(293,750)
Investment in SmplyLifted LLC	-	-	(200,000)
Net Cash Used In Investing Activities	(916,119)	(446,655)	(3,509,811)
Cash Flows From Financing Activities
Proceeds from Paycheck Protection Program Loan	-	-	149,623
Proceeds from Exercise of Warrants and Options	-	142,023	25
Issuance of Common Stock	50,000	252	-
Payments of Dividends to Series A Convertible Preferred Stockholders	(17,147)	(199,189)	(198,450)
Payments of Dividends to Series B Convertible Preferred Stockholders	(6,002)	(11,844)	(15,000)
Financing Cost - Proceeds from Borrowing Under Note Payable to Related Party - Nick Warrender	2,750,000	-	-
Financing Cost - Repayment of Borrowings Under Note Payable to Related Party - Nick Warrender	(2,750,000)	(3,750,000)	-
Financing Cost - Repayment of Interest Payable to Related Parties	-	(138,904)	-
Purchase of Shares of Common Stock	(150,000)	(34,200)	(34,200)
Repayment of Finance Lease Liability	(70,267)	(20,444)	-
Net Cash Used In Financing Activities	(193,416)	(4,012,306)	(98,002)
Net Increase/(Decrease) in Cash	1,927,892	1,163,651	(3,945,849)
Cash and Cash Equivalents at Beginning of Period	1,602,731	439,080	4,384,929
Cash and Cash Equivalents at End of Period	$3,530,623	$1,602,731	$439,080

	For the Years Ended
	December 31,
	2022	2021	2020
Supplemental Cash Flow Information:
Cash Paid For Interest	$85,615	$54,364	$1,076
Cash Paid for Interest - Related Party	$47,851	$138,904	$-
Cash Paid For Income Taxes	$3,672,616	$455,083	$-

Non-Cash Activities:
Right-of-Use Assets Acquired From Inception of Finance Leases	$-	$1,480,408	$-
Right-of-Use Assets Acquired From Inception of Operating Leases	$514,278	$83,219	$-
Conversion of Series A and Series B Preferred Stock to Common Stock	$125	$6,100	$-
Cashless Exercise of Warrants	$-	$136	$-
Cancellation of Common Stock held in Treasury	$-	$68,400	$-
Reduction in Bonus Payable to Gerard M. Jacobs by the Cost of Exercising Warrants	$-	$8,439	$-

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – LFTD Partners (hereinafter sometimes referred to as “LFTD Partners”, the “Company”, “LIFD”, the “Company”, “we”, “us”, “our”, etc.) was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are traded on the OTCQB Venture Market under the trading symbol LIFD.

On May 18, 2021, the Company changed its name to LFTD Partners Inc. from Acquired Sales Corp. On March 15, 2022, the Company changed its stock trading symbol to LIFD.

After acquiring, operating and then selling businesses involved in the defense sector, our business is currently involved in the development, manufacture and sale of a wide variety of branded, hemp-derived, psychoactive and alternative lifestyle products. We are interested in acquiring rapidly growing, profitable companies that are also involved in the manufacture and sale of branded, hemp-derived, psychoactive and alternative lifestyle products (a “Canna-Infused Products Company”).

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

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made (formerly Warrender Enterprise Inc. d/b/a Lifted Liquids) (www.Urb.Shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”).

On April 30, 2019, we also closed on the acquisition of 4.99% of the common stock of each of CBD-infused beverages maker Ablis Holding Company (“Ablis”) (www.AblisCBD.com), and of distilled spirits manufacturers Bendistillery Inc. (“Bendistillery”) and Bend Spirits, Inc. (“Bend Spirits”), all located in Bend, Oregon.

Obligation to Purchase Headquarters Building

Toward the end of 2020, our Vice Chairman and Chief Operating Officer Nicholas S. Warrender (“NWarrender”), through his assigned entity 95th Holdings, LLC (“Holdings”), purchased a building located at 5511 95th Avenue in Kenosha, Wisconsin (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to valuation based on a formula agreed upon by the parties. Pursuant to an agreement with NWarrender on December 30, 2021, the parties agreed to set the purchase price for the 5511 Building at $1,375,000. Prior to the Acceleration Agreement, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building has been extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raise $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the 5511 Building from Holdings at the agreed upon $1,375,000 purchase price within two days.

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

For more information, please read the information in the section ITEM 1. BUSINESS above.

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

Cash and Cash Equivalents – Cash and cash equivalents as of December 31, 2022 and December 31, 2021 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Ablis Holding Company, Bendistillery Inc. and Bend Spirits, Inc. are not publicly traded, and as such their financial instruments are Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. During the periods reported, there were no changes in the unobservable inputs associated with these investments, and there no other investments of the Company that had Level 3 unobservable inputs.

Prepaid Expenses – Prepaid expenses relate primarily to advance payments made for purchases of inventory; prepaid inventory is transferred to inventory when the purchased items are received by the Company.  Other expenses, such as prepaid commercial property and general liability insurance, and prepaid health and dental insurance, among others, are also recognized as prepaid expenses when advance payments are made for services that will be performed in periods subsequent to the balance sheet date. Prepaids for these other expenses are recognized as expenses ratably over the applicable service period.

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded (the “Allowance for Doubtful Accounts”), which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. As of December 31, 2021, the Company implemented a new policy regarding allowances for doubtful accounts, which is that all accounts receivable older than 90 days at quarter end are accrued for in Allowance for Doubtful Accounts. Allowance for Doubtful Accounts of $281,762 and $239,101 were recorded at December 31, 2022 and December 31, 2021, respectively. A credit note reserve of $935,881, primarily related to the sales allowance of $939,496, was also netted against accounts receivable as of December 31, 2022; there was no credit note reserve netted against accounts receivable as of December 31, 2021.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Raw Goods	$3,407,196	$2,927,727
Finished Goods	$2,616,771	$882,217
Total Inventory	$6,023,967	$3,809,944

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At December 31, 2022, $127,485 of overhead costs were allocated to finished goods. In comparison, at December 31, 2021, $76,277 of overhead costs were allocated to finished goods.

During the year ended December 31, 2022, $4,418,922 of obsolete and spoiled inventory was written off; this is compared to $338,799 of obsolete and spoiled inventory that was written off during the year ended December 31, 2021. During the 2020 Stub Year, $147,413 of obsolete and spoiled inventory was written off.

Of the $4,418,922 of obsolete and spoiled inventory that was written off during the year ended December 31, 2022, $2,313,902 of it related to certain 2 mL disposable vapes written off during the third quarter of 2022 due to clogging issues (the “Clogged Vapes”). Management believes that the clogging was caused by the summer heat wave (the third hottest summer on record in the USA). The heat caused the oil in the Clogged Vapes to lose viscosity, so more oil solidified in the coils as they were brought to room temperature. Because these Clogged Vapes did not have preheat or variable voltage settings, the oil could not be unclogged from the coils. Management discontinued the sale of the Clogged Vapes during the third quarter. Lifted’s 2 mL disposable vapes have been superseded by 3 mL disposable vapes that do have preheat and variable voltage settings, so management expects that this write off of Clogged Vapes should be a one-time occurrence.

On December 30, 2022, Lifted was able to reach an agreement for the forgiveness of $630,000 of payables owed to its third-party disposable vape device manufacturer. The agreement also includes credits to Lifted against future purchases from the device manufacturer totaling $370,047. The credit is to be provided by the manufacturer at the rate of $46,255.87 per quarter beginning with the first quarter of 2023 and continuing for the next six consecutive quarters, with a final quarterly credit of $46,255.91 for the fourth quarter of 2024. The agreement is a result of the vape manufacturer agreeing to share a portion of the Company’s prior $2,313,902 write-off of Clogged Vapes.

The payable forgiveness resulted in a net $485,496 improvement to the cost of goods sold and accrued liabilities sections of the Company’s consolidated statements of operations as of December 30, 2022. The $370,047 in credits are booked as an asset as of December 30, 2022 and recognized as other income amortized quarterly at the rate of $46,255.87 per quarter beginning with the first quarter of 2023 and continuing for the next six consecutive quarters, with a final quarterly credit of $46,255.91 for the fourth quarter of 2024. The process of determining obsolete inventory during the quarter involved:

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

Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, management then prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The fair value is estimated using the present value of the future cash flows discounted at a rate commensurate with management’s estimates of the business risks.

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

The Company has paid security deposits for its leased facilities located at 8920 58th Place, Suite 850, Kenosha, WI 53144, 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144, 9560 58th Place, Suite 360, Kenosha, WI 53144,2701-09 West Fulton PH, Chicago, Illinois 60612 and 5732 95th Avenue, Suite 200 and 300, Kenosha, WI 53144.

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

At December 31, 2022, the Company recorded a sales allowance of $939,496 for estimated future discounts/refunds and product returns.

Disaggregation of Revenue

During the year ended December 31, 2022, approximately 99% of the Company’s sales occurred inside of the United States of America. During the year ended December 31, 2021, approximately 99.9% of the Company’s sales occurred inside of the United States of America.  During the 2020 Stub Year, all of the Company’s sales occurred inside of the United States of America.

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

Shown below is a table showing the approximate disaggregation of historical revenue:

Type of Sale	For the year ended December 31, 2022	% of Net Sales During the year ended December 31, 2022	For the year ended December 31, 2021	% of Net Sales During the Year ended December 31, 2021	February 24, 2020 (Closing on Lifted)-December 31, 2020	% of Net Sales During February 24, 2020 (Closing on Lifted)-December 31, 2020
Net sales of raw goods to customers	$40,518	0%	$476,211	2%	$694,707	13%
Net sales of products to private label clients	$975,199	2%	$3,246,420	10%	$1,443,687	27%
Net sales of products to wholesalers	$7,503,530	13%	$4,586,306	15%	$1,096,199	21%
Net sales of products to distributors	$45,522,229	79%	$21,661,464	68%	$1,982,810	37%
Net sales of products to end consumers	$3,375,059	6%	$1,686,531	5%	$126,917	2%
Net Sales	$57,416,535	100%	$31,656,932	100%	$5,344,320	100%

Deferred Revenue

Amounts received from a customer before the purchased product is shipped to the customer are treated as deferred revenue. If cash is not received, an accounts receivable is recognized for the invoiced order, but revenue is not recognized until the order is fully shipped. Accounts receivable include amounts associated with partially shipped orders, for which the unshipped portion is a contract asset. Contract assets represent invoiced but unfulfilled performance obligations.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
Contract Assets (invoiced but unfulfilled performance obligations)	$594,086	$1,650,258

Deposits from customers for unfulfilled orders	$-	$524,135

Total Deferred Revenue	$594,086	$2,174,393

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Finished goods that are sold account for the largest portion of cost of sales. Raw materials include ingredients, product components and packaging materials. Cost of goods sold amounted to $36,423,246 during the year ended December 31, 2022, compared to $15,715,759 during the year ended December 31, 2021, compared to $3,407,430 during the 2020 Stub Year. $4,418,922 and $338,799 of cost of goods sold relates to spoiled and obsolete inventory written off during the years ended December 31, 2022 and 2021. $147,413 of cost of goods sold relates to spoiled and obsolete inventory written off during the 2020 Stub Year.

Operating Expenses – Operating expenses include accounts such as payroll and independent contractor expenses, stock compensation expense, the company-wide management bonus pool, management bonuses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, and other operating expenses. Total operating expenses increased to $11,180,562 for the year ended December 31, 2022, up from $8,160,290 for the year ended December 31, 2021, and $3,455,258 for the 2020 Stub Year. The primary driver of the increases, year-over-year, was increased payroll and independent contractor expenses, due to the hiring of more employees and independent contractors. Moreover, the Company reported company-wide bonus pool expense of $233,336 and $1,559,334 during the years ended December 31, 2022 and 2021, respectively. The Company did not report company-wide bonus pool expense for the 2020 Stub Year.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended
	December 31,
	2022	2021	2020
Net Income/(Loss)	$7,196,327	$5,799,982	$(1,534,589)

Weighted average number of common shares outstanding:
Basic	14,080,729	11,402,639	5,927,480
Diluted	15,862,927	13,359,837	5,927,480

Basic Net Income (Loss) per Common Share	$0.51	$0.50	$(0.29)
Diluted Net Income (Loss) per Common Share	$0.45	$0.43	$(0.29)

As of December 31, 2022, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,550,000 shares of our common stock are vested, while the remaining warrants to purchase 745,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

At December 31, 2022, the Company had Series A Preferred Stock outstanding convertible into 450,000 shares of common stock; these are included in the diluted earnings calculation. Also at December 31, 2022, the Company had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at December 31, 2022 ($2.15/share).

In comparison, as of December 31, 2021, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 205,500 shares of common stock at $1 per share, (d) rights to purchase warrants to purchase 1,350,000 shares of common stock at $1.85 per share, and (e) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 1,350,000 shares of common stock at $1.85 per share as of December 31, 2021: exercise rights to purchase warrants to purchase 1.25 million shares of our common stock by exercise of the foregoing warrants are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share as of December 31, 2021: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

Also outstanding as of December 31, 2021, the Company had Series A Preferred Stock outstanding convertible into 575,000 shares of common stock; these are included in the diluted earnings calculation. At December 31, 2021, the Company had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at December 31, 2021 ($4.37/share).

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

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the year ended December 31, 2022, the Company incurred $662,494 in advertising and marketing expenses, which primarily related to trade shows, marketing, promotional products and public relations. During the year ended December 31, 2021, the Company incurred $337,044 in advertising and marketing expenses, which primarily related to trade shows, marketing displays, public relations and digital marketing. During the 2020 Stub Year, the Company incurred $115,102 in advertising and marketing expenses, which primarily related to public relations and digital marketing.

Compensated Absences – During the year ended December 31, 2021 and the 2020 Stub Year, paid time off (“PTO”) was provided to employees who obtained approval for it from Nicholas S. Warrender, CEO of Lifted. Any approved PTO was granted at Mr. Warrender’s discretion, and mandatory PTO was zero days, thus no accrual was necessary at December 31, 2021 or December 31, 2020.

Effective January 1, 2022, certain PTO policies have been adopted by Lifted, and a PTO accrual of $11,323 was recognized at December 31, 2022.

Off-Balance Sheet Arrangements – The Company has no off balance sheet arrangements.

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

NOTE 2 – RECEIPT AND FORGIVENESS OF LOAN UNDER THE PAYCHECK PROTECTION PROGRAM AND RECEIPT OF EMPLOYEE RETENTION TAX CREDITS

Receipt and Forgiveness of Paycheck Protection Program Loan

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

Receipt of Employee Retention Tax Credits

In August 2022, with the assistance of a third party firm, Lifted applied for Employee Retention Tax Credits (“ERC”) for certain quarters of 2020 and 2021. In the fourth quarter of 2022, gross credits of $233,534 were recovered, and Lifted paid the third party firm a commission of $58,384. The ERC is accounted for as a reduction in payroll expenses in the fourth quarter of 2022. The commission is accounted for as Professional Fees expense.

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $4,238,735 as of December 31, 2022. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The Company is also accruing and paying 3% annual dividends on its Series A and Series B Convertible Preferred Stock.

Also, on February 14, 2022, NWarrender, GJacobs and WJacobs (together the “Parties”) and LFTD Partners, entered into an agreement (the “Amended Omnibus Agreement”) that amends in part the Agreement dated as of December 30, 2021 entered into by and among LFTD Partners Inc., the Parties, Lifted Liquids, Inc. d/b/a Lifted Made and 95th Holdings, LLC (the “Omnibus Agreement”). The Amended Omnibus Agreement (1) terminates the right for the Parties to receive bonus compensation in regard to 2021 that is in excess of the Modified 2021 Bonus Pool Amount of $1,556,055 set out in the Omnibus Agreement; (2) places a cap on the 2022 company-wide bonus pool such that the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share; and (3) the $500,000 of additional bonus set out in the Omnibus Agreement, is now allocated and defined as a retention bonus of $166,667 to each of NWarrender, GJacobs and WJacobs to be paid at the end of 2022 so long as each respective executive has not earlier resigned from LFTD Partners (the “2022 Retention Bonuses”). The 2022 Retention Bonuses were paid in the first quarter of 2023.

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

During 2022, Lifted for the first time hired an outside laboratory to conduct research and development on a potential new, non-hemp-derived, synthetic psychedelic product (the “New Psychedelic Product”) for a total of $19,800. Such research and development of the New Psychedelic Product has been put on indefinite hold. Lifted has recently successfully purchased from third parties a natural equivalent of the New Psychedelic Product. No guarantee or assurance can be given that in the future Lifted will be able to purchase more of this natural equivalent of the New Psychedelic Product, or a synthesized version thereof.

In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially any future changes to the so-called “Farm Bill” at the federal level, and any other federal or state laws and regulations related to hemp-derived cannabinoids, nicotine products, kratom, psychoactive products and/or vaping. The company is also subject to vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk.

The Company maintains levels of cash bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and it believes that it is not exposed to any significant credit risk on cash.

No assurance or guarantee whatsoever can be given that the net income of the Company’s wholly-owned subsidiary Lifted will be sufficient to allow the Company to pay all of its operating expenses, the dividends accruing and being paid on the Company’s preferred stock, the company-wide bonus pool, and the 2023 Retention Bonuses. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Customer Concentration Risk – During the year ended December 31, 2022, five customers made up approximately 31% of Lifted Made’s sales. In comparison, during the year ended December 31, 2021, five customers made up approximately 28% of Lifted Made’s sales. And, during the 2020 Stub Year, five customers made up approximately 57% of Lifted’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the year ended December 31, 2022, approximately 73% of the Inventory that Lifted purchased were from five vendors. In comparison, during the year ended December 31, 2021, approximately 54% of the Supplies that Lifted purchased were from five vendors. And, during the 2020 Stub Year, approximately 61% of the Supplies that Lifted purchased were from five vendors.

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

Under US Generally Accepted Accounting Principles (“GAAP”), the Company uses the cost method to account for its minority equity ownership interests in businesses in which the Company owns less than 20% of equity ownership and has no substantial influence over the management of the businesses. Under the cost method of accounting, the Company reports the historical costs of the investments as assets on its balance sheet. However, US GAAP does not permit the consolidation of its financial statements with the financial statements of companies in which the Company owns minority equity ownership interests.

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

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether its investments are impaired. Factors that the Company would consider indicators of impairment include: (1) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (2) a significant adverse change in the regulatory, economic, or technological environment of the investee, (3) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, (4) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, and (5) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Up to the date of this Annual Report on Form 10-K, none of the above the above factors have been applicable to the Company’s investments.

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

On January 25, 2023, GJacobs, WJacobs and NWarrender had a video meeting with the board of directors and management of Ablis, Bendistillery and Bend Spirits. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during the year ended December 31, 2022. Considering the rather significant lingering impact of the pandemic, and the reactionary responses to the pandemic by the states of Oregon, Washington and California, management believes that the businesses of Ablis, Bendistillery and Bend Spirits have held up pretty well, and have reasonable pathways in front of them for returning to pre-pandemic situations as conditions continue to improve. Consequently, after taking into consideration all of the above factors, the Company does not believe that it is necessary or required to take an impairment charge in regard to its investments in Ablis, Bendistillery or Bend Spirits as of December 31, 2022.

On January 28, 2022, a telephonic meeting of the board of directors of Ablis, Bendistillery and Bend Spirits was held. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during the quarter and year ended December 31, 2021. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believed that no impairment of the value of Bendistillery, Bend Spirits or Ablis was warranted at December 31, 2021. The information that was shared by the management of Ablis included, among other things: increased net profit of Bendistillery and Bend Spirits from 2020 to 2021, the recent successful launch of Bendistillery’s Rock & Rye in cans, increased revenue and cash flow of Ablis from 2020 to 2021, new Ablis products in development, a continued focus in Ablis’ improved direct-to-consumer sales, and the fact that management of Bendistillery is actively working an investment bank to explore capital raising options to facilitate growth initiatives.

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

The Company performed its annual fair value assessment at December 31, 2022, December 31, 2021 and December 31, 2020 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. The factors that led the Company to this conclusion include, among other things: continued growth in sales and profitability year-over-year, the launch of first-to-market, ground-breaking new products, the addition of more and more wholesalers and distributors nationwide, increased sales to wholesalers and end consumers, the continued growth of Lifted’s flagship brand Urb Finest Flowers, and continued positive publicity of Lifted.

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

During the 2020 Stub Year, the Company recognized a loss of $4,429 from its 50% membership interest in SmplyLifted, and wrote down the value of its investment in SmplyLifted to $195,571. During the year ended December 31, 2021, the Company recognized a loss of $195,571 from its 50% membership interest in SmplyLifted. At December 31, 2021, Lifted Made wrote off its receivables from SmplyLifted, and its loans to SmplyLifted, which totaled $388,727.

On February 9, 2022, Lifted Made signed an Agreement to sell its 50% membership interest in SmplyLifted LLC to Corner Vapory LLC, an affiliate of NWarrender, CEO of Lifted, for $1, plus ninety-nine percent (99%) of any and all payments and other consideration received or owed to Corner Vapory LLC in regard to SmplyLifted’s existing inventory of FR3SH brand tobacco-free nicotine pouches. Lifted had the option to re-purchase the 50% membership interest in SmplyLifted LLC from Corner Vapory LLC for $1,000 in cash at any time on or before December 31, 2032. However, Lifted never exercised this option, and SmplyLifted was dissolved on November 28, 2022, due to insolvency.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	December 31, 2022	December 31, 2021
Machinery & Equipment	$664,606	$258,533
Leasehold Improvements	$379,499	$152,985
Trade Show Booths	$10,000	$23,488
Vehicles	$75,047	$22,309
Computer Equipment	$7,312	7,312
Furniture & Fixtures	$92,934	$46,533
Sub-total:	$1,229,398	$511,180

Less: accumulated depreciation	$(209,143)	$(77,967)
	$1,020,255	$433,213

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Trade Show Booth	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Leasehold Improvements are depreciated over the shorter of the length of the lease or the estimated useful life. After allocating the annual depreciation of machinery and equipment of $68,411 as overhead to finished goods, depreciation expense of $75,471 was recognized during the year ended December 31, 2022. In comparison, during the year ended December 31, 2021 and during the 2020 Stub Year, $19,562 and $0, respectively, of depreciation related to machinery and equipment was allocated as overhead to finished goods. After allocating the annual depreciation of machinery and equipment as overhead to finished goods, during the year ended December 31, 2021 and during the 2020 Stub Year 2020, depreciation expense of $65,651 and $14,995 was recognized, respectively. In addition, in the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

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

NOTE 7 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, which has been superseded by www.Urb.shop, is being amortized over 32 months, and $1,386 and $1,668 in amortization related to the website was recognized during the years ended December 31, 2022 and 2021, respectively. $1,390 in amortization related to the website was reported for the 2020 Stub Year. The Company reported net intangible assets of $0, $1,386 and $3,054 as of December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Shipping Costs

Lifted has shared a shipping account with a company operated by NWarrender’s father, Robert T. Warrender II, who is also an employee of Lifted and a member of the board of directors of LFTD Partners Inc. Lifted did this in an effort to reduce shipping costs, as the shipper gave a price discount based on volume. Lifted reimbursed Robert T. Warrender II’s company for the cost of shipping. During the year ended December 31, 2022, Robert T. Warrender II’s company refunded Lifted a net amount of $7,377. During the year ended December 31, 2022, also, Lifted bought a manual fork lift from Robert T. Warrender II’s company for a price that we believe reflected its fair market value. In comparison, during the year ended December 31, 2021, Lifted reimbursed Robert T. Warrender II $220,708 in shipping costs. In comparison, during the 2020 Stub Year, Lifted reimbursed Robert T. Warrender II $39,569 in shipping costs.

Robert T. Warrender II

In January 2022, Lifted hired Robert T. Warrender II, NWarrender’s father, as an employee. Robert T. Warrender II is also a Director of LFTD Partners Inc. During the year ended December 31, 2022, $55,385 in wages were paid to Robert T. Warrender II. As of December 31, 2022, $2,229 in expense reimbursements were owed to Robert T. Warrender II.

Robert T. Warrender III

During the year ended December 31, 2022, $54,384 in compensation was paid to Robert T. Warrender III, who is a salesman for Lifted Made, and who is NWarrender’s brother, and Director Robert T. Warrender II’s son. During the year ended December 31, 2021, $69,177 in compensation was paid to Robert T. Warrender III. Robert T. Warrender III was hired as an independent contractor of Lifted in 2021; Robert T. Warrender III was not paid any compensation by Lifted during the 2020 Stub Year. On January 9, 2023, Robert T. Warrender III was hired by Lifted as an employee.

Vincent J. Mesolella

During the quarter ended March 31, 2022, Lead Outside Director Vincent J. Mesolella was paid $40,000 of the Modified 2021 Bonus Pool Amount.

During each of quarter of 2022, Mr. Mesolella also received his $4,000 quarterly director fee.

There were no quarterly director fees or other compensation paid to Mr. Mesolella during the year ended December 31, 2021.

During the 2020 Stub Year, Vincent J. Mesolella was paid commissions totaling $172, in connection with the sale of Lifted product arranged by him.

Joshua A. Bloom

During the quarter ended March 31, 2022, Dr. Joshua A. Bloom, Director, was paid $20,000 of the Modified 2021 Bonus Pool Amount.

During each quarter of 2022, Dr. Bloom also received his $4,000 quarterly director fee.

Richard E. Morrissy

During each quarter of 2022, Richard E. Morrissy, Director, received his $4,000 quarterly director fee.

James S. Jacobs

During each quarter of 2022, Dr. James S. Jacobs, Director, received his $4,000 quarterly director fee.

Kevin J. Rocio

During each quarter of 2022, Kevin J. Rocio, Director, received his $4,000 quarterly director fee.

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

On August 30, 2021, GJacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. GJacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. GJacobs also demanded immediate payment of $8,439 of the bonuses which are currently due and payable by the Company to GJacobs, and GJacobs allocated and applied such $8,439 to pay for the aggregate cost of purchasing and exercising the above warrants.

As of December 31, 2021, there was total interest of $9,269 payable to GJacobs related to the Deferred Compensation.

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

As of December 31, 2021, there was total interest of $4,000 payable to WJacobs related to the Deferred Compensation.

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

Payment of an Aggregate of $500,000 in Bonuses to GJacobs, WJacobs and NWarrender

The Amended Compensation Agreement provides that an aggregate of $350,000 shall be paid by the Company to GJacobs and WJacobs on December 1, 2021, but has not yet been paid (the “December 1, 2021 Compensation”). Pursuant to the Omnibus Agreement, the December 1, 2021 Compensation was terminated, but provided that GJacobs and WJacobs have not resigned as officers of the Company on or before December 31, 2022, an aggregate of $500,000 in bonuses shall be paid by the Company to GJacobs and WJacobs. This aggregate of $500,000 in bonuses to GJacobs and WJacobs is in addition to the $300,000 bonus payable to WJacobs described in the preceding section. On February 14, 2022, pursuant to the Amended Omnibus Agreement, this $500,000 was recharacterized as a retention bonus and allocated among NWarrender, GJacobs and WJacobs wherein each received $166,666, respectively, on December 30, 2022.

Warrender Enterprise Inc.

As of December 31, 2021, $4,607 was owed by Lifted to Warrender Enterprise Inc., an affiliate of NWarrender; this was related to an income tax refund related to Warrender Enterprise Inc. that was deposited into Lifted’s account. This money was returned to NWarrender in the first quarter of 2022, and Lifted did not owe any money to Warrender Enterprise Inc. at December 31, 2022.

SmplyLifted LLC

On a quarterly basis, SmplyLifted LLC reimbursed Lifted for WJacobs’ time as the Chief Financial Officer at WJacobs’ hourly rate.

As of December 31, 2021, SmplyLifted LLC owed $457 to Lifted as reimbursement for WJacobs’ time as the Chief Financial Officer. Lifted was reimbursed this $457 in January 2022. As of December 31, 2021, SmplyLifted LLC also owed $646 to Lifted for employee wage reimbursement.

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

During the quarter ended December 31, 2022, Lifted paid a $392 debt on behalf of SmplyLifted, and wrote off the corresponding receivable from SmplyLifted.

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owns a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both located in Kenosha, Wisconsin. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. During the year ended December 31, 2022, Corner Vapory LLC purchased $42,384 worth of products from Lifted, and Lifted did not report any receivable from Corner Vapory as of December 31, 2022. Lifted did write off its receivable of $17,260 from Corner Vapory as of September 30, 2022.

In comparison, during the year ended December 31, 2021, Corner Vapory LLC purchased $45,599 worth of products from Lifted, and Lifted recorded a receivable of $22,000 from Corner Vapory LLC as of December 31, 2021. In comparison, during the 2020 Stub Year, Corner Vapory LLC purchased $19,203 worth of products from Lifted, and Lifted recorded a receivable of $1,839 from Corner Vapory LLC as of December 31, 2020.

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

Rent Schedule

Date	Base Monthly Rent
January 1, 2021 – December 31, 2021	$5,740.75
January 1, 2022 – December 31, 2022	$5,855.57
January 1, 2023 – December 31, 2023	$5,972.68
January 1, 2024 – December 31, 2024	$6,092.13
January 1, 2025 – December 31, 2025	$6,213.97

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

As of December 31, 2018, a total of $30,791 had been borrowed by LIFD on such terms, and warrants to purchase 25,000 shares of common stock of LIFD had been issued to Joshua A. Bloom and warrants to purchase 12,500 shares of common stock of LIFD had been issued to GJacobs. As of December 31, 2018, there was also a total of $1,381 in interest payable to Joshua A. Bloom and GJacobs, related to these borrowings.

The warrants to purchase common stock that were issued to Joshua A. Bloom and GJacobs on July 16, 2018 and July 18, 2018 were valued using the Black-Scholes valuation model as of the date they were issued. The values of these warrants were fully expensed because the notes were payable upon demand. The expense recognized related to the issuance of the warrants to Joshua A. Bloom on July 16, 2018 was $3,250. GJacobs’ warrants were issued to him on July 18, 2018, and the expense recognized related to the issuance of these warrants was $1,300.

The warrants to purchase common stock that were issued to GJacobs on November 8, 2018, and to Joshua A. Bloom on November 12, 2018, were valued using the Black-Scholes valuation model, which incorporated the following assumptions: expected future stock volatility 465%; risk-free interest rates of 2.98% and 2.94%, respectively; dividend yield of 0% and an expected terms of 2.38 years and 2.37 years, respectively. The expected future stock volatility was based on the volatility of LIFD’s historical stock prices. The risk-free interest rate was based on the U.S. Federal treasury rate for instruments due over the expected term of the warrants. The expected term of each warrant was based on the midpoint between the date the warrant vests and the contractual term of the warrant. The values of the warrants were fully expensed as of the date of issuance because they are payable upon demand. The expense recognized related to the issuance of the warrants to GJacobs on November 8, 2018 was $11,250. The expense recognized related to the issuance of the warrants to Joshua A. Bloom on November 12, 2018 was $21,874.

On January 7, 2019, GJacobs loaned to the Company $5,968. In exchange, a warrant to purchase 7,500 shares of common stock of LIFD was issued to GJacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to GJacobs on January 7, 2019 was $10,949.

On January 21, 2019, GJacobs loaned to the Company $804. In exchange, a warrant to purchase 1,250 shares of common stock of LIFD was issued to GJacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to GJacobs on January 21, 2019 was $1,825.

On February 6, 2019, GJacobs loaned to the Company $8,000. In exchange, a warrant to purchase 10,000 shares of common stock of LIFD was issued to GJacobs. This warrant was valued using the Black-Scholes valuation model as of the date it was issued. The value of this warrant was fully expensed because the loan was payable upon demand. The expense recognized related to the issuance of the warrant to GJacobs on February 6, 2019 was $13,999.

On March 13, 2019, all of these borrowings and the related interest payable to Joshua A. Bloom and GJacobs was repaid. In total, $21,540 was paid to Joshua A. Bloom, and $26,628 was paid to GJacobs.

On August 30, 2021, GJacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. GJacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. GJacobs also demanded immediate payment of $8,439 of the bonuses which are currently due and payable by the Company to GJacobs, and GJacobs hereby allocated and applied such $8,439 to pay for the aggregate cost of purchasing and exercising the above warrants.

NOTE 9 – DISTRIBUTIONS TO NICHOLAS S. WARRENDER

Distributions to Nicholas S. Warrender to Cover the Income Taxes Owed by Nicholas S. Warrender in Regard to the Net Income of Lifted Prior to February 24, 2020

Pursuant to Section 5.11 of the Agreement and Plan of Merger by and among the Company, Lifted, GJacobs, WJacobs, Warrender Enterprise Inc. and NWarrender dated January 7, 2020, certain Estimated Tax Distributions were to be made to NWarrender to cover estimated income tax obligations of NWarrender in regard to the net income of Warrender Enterprise Inc. during 2019 and during the short taxable year commencing on January 1, 2020 and ending on February 23, 2020, the date before the closing date of the Merger. The parties orally agreed that these Estimated Tax Distributions would be made to NWarrender as promptly as feasible following the closing date. On March 6, 2020, Lifted distributed a total of $193,767 of Estimated Tax Distributions based upon good faith estimates of such federal and state income tax obligations of NWarrender calculated by a third party tax preparation firm.

NOTE 10 – SHAREHOLDERS’ EQUITY

Cancellation of Shares of Common Stock – Several years ago, pursuant to a fully signed settlement agreement (the “Ghourdjian Settlement Agreement”), the Company purchased for $50,000 (the “Purchase”) all of the shares of the Company’s common stock (the “Shares”) owned by Matthew Ghourdjian (“Ghourdjian”) and by the Deborah Sue Ghourdjian Separate Property Trust (“Ghourdjian Trust”).

Prior to the closing of the Purchase, Ghourdjian and the Ghourdjian Trust orally expressed uncertainty as to whether or not certain of the Shares totaling 166,888 shares (the “166,888 Shares”) had already been orally sold by Ghourdjian and the Ghourdjian Trust to a third party. With Ghourdjian and the Ghourdjian Trust being unable to find any evidence of such a sale of the 166,888 Shares but also being unable to locate the physical stock certificates evidencing the 166,888 Shares, the Ghourdjian Settlement Agreement was written so that the Company purchased from Ghourdjian and the Ghourdjian Trust all of the Shares owned by Ghourdjian or by the Ghourdjian Trust, and stipulated that the aggregate number of the Shares without the 166,888 Shares was a minimum of 690,796 shares (the “690,796 Shares”).

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

Issuance of Series A Convertible Preferred Stock

The Company has authorized 400,000 shares of its Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may be converted into 100 shares of common stock. The Series A Convertible Preferred Stock accrues and pays dividends at the rate of 3% annually. The accrued Series A Convertible Preferred Stock dividends are cumulative. The Series A Convertible Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $3.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series A Convertible Preferred Stock have no voting rights. The holders of the Series A Convertible Preferred Stock shall have voluntary conversion rights. Shares of Series A Convertible Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $5.00 per share or higher for 20 consecutive trading days after the first date that the Series A Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of December 31, 2022, 61,650 shares of Series A Preferred Stock have been converted into a total of 6,165,000 shares of common stock of the Company, which leaves 4,500 shares of Series A Preferred Stock currently outstanding, convertible into 450,000 shares of common stock of the Company.

As of December 31, 2022 and December 31, 2021, the Company has accrued a liability of $9,240 and $11,926, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the years ended December 31, 2022 and December 31, 2021, $17,147 and $199,187, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

Issuance of Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of its Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock may be converted into one shares of common stock. The Series B Convertible Preferred Stock accrues and pays dividends at the rate of 3% annually. The accrued Series B Convertible Preferred Stock dividends are cumulative. The Series B Convertible Preferred Stock dividends shall cease to accrue at such time as the Company’s Common Stock has closed at $7.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 25,000 shares traded on each of those 20 consecutive trading days. The Series B Convertible Preferred Stock have no voting rights. The holders of the Series B Convertible Preferred Stock shall have voluntary conversion rights. Shares of Series B Convertible Preferred Stock are subject to mandatory conversion (in the discretion of the Company) at such time as the Company’s common stock has closed at $9.00 per share or higher for 20 consecutive trading days after the first date that the Series B Registration Statement is effective, and there have been, on average, at least 50,000 shares traded on each of those 20 consecutive trading days.

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. The Registration Statement was approved deemed effective by the SEC on August 26, 2021. As of December 31, 2022, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of December 31, 2022 and December 31, 2021, the Company has accrued a liability of $1,796 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the years ended December 31, 2022 and December 31, 2021, $6,000 and $11,844, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Share-Based Compensation

No stock compensation expense of was recognized during the years ended December 31, 2022 or December 31, 2021. In comparison, during the 2020 Stub Year, the Company recognized $733,499 in share-based compensation related to the issuance of warrants to GJacobs. The Company also recognized $660,149 in share-based compensation related to the issuance of warrants to WJacobs. These warrants were issued to GJacobs and WJacobs pursuant to the June 19, 2019 Compensation Agreement, which authorized the issuance of certain warrants to GJacobs and WJacobs upon the execution of employment agreements, which were signed on February 24, 2020 upon the closing of the acquisition of Lifted. The five-year warrants give GJacobs the right to purchase 250,000 shares of common stock of LIFD exercisable at $5.00 per share. The five-year warrants give WJacobs the right to purchase 225,000 shares of common stock of LIFD exercisable at $5.00 per share. The warrants were valued using the Black-Scholes valuation model as of the date of issuance, assuming an estimated life of 2.5 years and estimated future volatility of 361.49%.

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2022 and changes during the year then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2021	2,932,198	$3.51	3.04	$3,496,311
Warrants exercised during Q1 2022	50,000
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2022	2,882,198	$3.55	2.05	$370,331
Outstanding Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, December 31, 2022	3,627,198	$3.85	2.07	$370,331

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

Conversions of Series A and Series B Convertible Preferred Stock to Shares of Common Stock

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

Settlement with Mark Burrier, Kevin R. Sarsany and RCM Securities

On June 1, 2021, the Company entered into a Settlement Agreement with Mark Burrier, Kevin R. Sarsany and RCM Securities in regard to warrants to purchase 190,500 shares of restricted common stock of the Company which were allocated by the Company in connection with a private offering in 2019 (the “Warrants”). In such Settlement Agreement, the Company agreed to issue a total of 136,071 shares of the Company’s restricted common stock to parties designated by Mr. Burrier, Mr. Burrier released and agreed to indemnify the Company and its affiliates from all associated liabilities, and RCM Securities and Kevin Sarsany approved such settlement.

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

Exercise of Warrants by Gerard M. Jacobs

On August 30, 2021, GJacobs exercised, for an aggregate purchase price of $1, his right to purchase a warrant to purchase an aggregate of 750,000 shares of unregistered common stock of the Company at an exercise price of $0.01 per share, which warrant he immediately exercised. GJacobs also exercised his right to purchase an aggregate of 31,250 shares of unregistered common stock of the Company at an exercise price of $0.03 per share under separate warrants. GJacobs also demanded immediate payment of $8,439 of the bonuses which are currently due and payable by the Company to GJacobs, and GJacobs hereby allocated and applied such $8,439 to pay for the aggregate cost of purchasing and exercising the above warrants.

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

Exercise of Warrant by a Non-Affiliated Shareholder

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

Lease of Building Located at 5511 95th Ave, Kenosha, Wisconsin 53144

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

Rent Schedule

Date	Base Monthly Rent
January 1, 2021 – December 31, 2021	$5,740.75
January 1, 2022 – December 31, 2022	$5,855.57
January 1, 2023 – December 31, 2023	$5,972.68
January 1, 2024 – December 31, 2024	$6,092.13
January 1, 2025 – December 31, 2025	$6,213.97

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

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin 53144

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

Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144

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

Lease of Space Located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144

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

The sublease is currently operating on a month-to-month basis. Since the term is less than twelve months, this lease is not recorded on the Consolidated Balance Sheet, and lease expense is recognized on a straight-line basis over the lease term.

Lease of Space Located at 5732 95th Avenue, Suite 200 and 300, Kenosha, Wisconsin 53144

On November 28, 2022, Lifted entered into a lease agreement with Ladi Investments LLC ( “Ladi”) for commercial space located at 5732 95th Avenue, Suite 200 and 300, Kenosha, WI 53144 (the “5732 Lease”). The 5732 Lease is expected to be used to expand Lifted’s gummy manufacturing operations.

The 5732 Lease will commence on February 1, 2023. The initial term of the 5732 Lease will extend approximately five years (sixty-one months) from February 1, 2023 and end February 29, 2028, unless extended or earlier terminated in accordance with the 5732 Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the 5732 Lease for an additional term.

Under the terms of the 5732 Lease, Lifted will lease approximately 4,657 square feet. Lifted will not pay any base square foot charge during February 2023. During the next twelve months, Lifted will pay a base square foot charge of $0.73 per square foot per annum, with a 4% increase in rent each twelve months thereafter during the term as set out in the table titled “Rent Schedule” below. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
February 1, 2023 – February 28, 2023	$0.00
March 1, 2023 – February 29, 2024	$3,395.73
March 1, 2024 – February 28, 2025	$3,531.56
March 1, 2025 – February 28, 2026	$3,672.82
March 1, 2026 – February 28, 2027	$3,819.73
March 1, 2027 – February 29, 2028	$3,972.52

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

Third Party Facilities

From time to time, the Company maintains inventory at third party manufacturer or copacker facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	December 31, 2022
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $100,892 in 2022 and $6,807 in 2021	Non-Current Assets	$496,604

Liability	Balance Sheet Line	December 31, 2022
Operating Lease Liabilities	Current Liabilities	$117,719
	Non-Current Liabilities	$384,417

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	December 31, 2022
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $206,008 in 2022 and $252,876 in 2021	Non-Current Assets	$1,274,400

Liability	Balance Sheet Line	December 31, 2022
Finance Lease Liabilities	Current Liabilities	$1,357,524

Lease Costs

The tables below summarizes the components of lease costs for the following periods:

Lease Cost:	Year Ended Dec. 31, 2022	Year Ended Dec. 31, 2021	Year Ended Dec. 31, 2020
Finance lease expense:
Amortization of Right-of-Use Assets	$46,273	$49,347	$-
Interest on lease liabilities	70,507	52,825	-
Operating lease expense	115,239	15,405	19,200
Total	$232,019	$117,577	$19,200

As described in NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, a portion of monthly overhead costs such as lease expense are allocated to finished goods. For example, monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

Maturity Analysis of Finance and Operating Leases as of December 31, 2022	Finance	Operating
2023	$1,446,672	$179,975
2024	-	184,318
2025	-	166,364
2026	-	171,446
2027	-	83,746
Thereafter	-	7,945
Total	1,446,672	793,794
Less: Present value discount	(89,148)	(111,019)
Lease liability	$1,357,524	$682,775

The Maturity Analysis of Operating Leases as of December 31, 2022 includes the payment obligations for the lease of the space located at 5732 95th Avenue, Suites 200 and 300, Kenosha, WI 53144 because even though this lease term commences on February 1, 2023, the lease had been executed on November 28, 2022.

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

At December 31, 2022, the bonus payable to the Chief Strategy Officer totaled $265,694. In comparison, at December 31, 2021, the bonus payable to the Chief Strategy Officer totaled $339,510. This bonus is accrued for in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

Company-Wide Management Bonus Pool

Please refer to NOTE 13 – COMPANY-WIDE MANAGEMENT BONUS POOL for more information about the company-wide management bonus pool.

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

Other Contingent Contractual Obligations and Commercial Commitments

For other contingent contractual obligations and commercial commitments, please refer to NOTE 8 – RELATED PARTY TRANSACTIONS.

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

Lifted currently is involved in three pending lawsuits, as the plaintiff:

(1)

Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe – The Company has filed an action in a case styled “Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow. The Company is also requesting approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The Company has obtained a default judgment against the Law Offices of Saul Roffe and is attempting to collect on the judgment.  The action against Girish GPO is in the discovery phase and the Company intends to continue pursuing the action and recover its damages.

(2)

Lifted Liquids, Inc. v. Asad Awawdeh and Habib Cash and Carry SD, Inc. – The Company has filed an action seeking to recover approximately $98,000 in damages resulting from Defendants’ failure to pay for product they ordered. The matter has been filed in California and the Company intends to pursue the action and recover its damages.

(3)

Lifted Liquids, Inc. v. DEV Distribution, LLC, No, DC-22-15080 – In October 2022, Lifted filed an action against Dev Distribution LLC, a vendor who failed to deliver certain products that Lifted has purchased and paid $263,938 for. The case is pending in the State of Texas 14th Civil District Court of Dallas County and is in its early stages. Lifted has amended the complaint to seek the return of its molds and its packaging materials as well as other damages as a result of the vendor's actions.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022, the Company did pay bonuses totaling $233,336 to certain members of the management team of Lifted; however, none of this $233,336 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $223,336 will be deducted from the anticipated 2023 company-wide bonus pool on a dollar-for-dollar basis. In comparison, as of December 31, 2021, the Company reported a company-wide bonus pool accrual of $1,556,055.

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

Significant components on the Company’s income tax provision for continuing operations is as follows:

	For the Years Ended
	December 31,
	2022	2021	2020
Current
Domestic-Federal	$1,787,793	$1,080,572	$-
Domestic-State	719,490	618,341	-
Texas Franchise Tax	46,243	-	-
Foreign	-	-	-
	2,553,526	1,698,913	-
Deferred
Domestic-Federal	190,517	(257,461)	-
Domestic-State	53,612	(74,090)	-
Foreign	-	-	-
	244,129	(331,551)	-
Total Provision for Income Taxes	$2,797,655	$1,367,362	$-

The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by generally accepted accounting principles. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2017 through 2022.

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2022	2021	2020

Domestic-Federal	$2,098,733	$1,505,142	$(306,805)
State taxes, net of federal benefit	641,946	433,140	-
Non-deductible expenses	(1,291)	7,529	1,578
Texas franchise tax	46,243	-	-
Revision of prior years' provision to return filing	(2,938)	(20,979)	(38,556)
Change in estimated future income tax rates	(39,355)	(609,673)	-
Change in valuation allowance	40,465	52,203	343,783
Other	13,851	-	-
Total Provision (Benefit) for Income Taxes	$2,797,655	$1,367,362	$-

Deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2022	2021
Deferred Tax Assets:
Stock-based compensation	$2,754,875	$2,714,410
Sales Allowances	256,650	-
Accrued Related Party Expenses	612	259,463
Impairment of SmplyLifted Note and Other Receivables	-	105,124
Allowance for Doubtful Accounts	77,269	64,661
Other	23,060	8,725
Less: Valuation allowance for stock-based compensation	(2,754,875)	(2,714,410)
Total Deferred Tax Assets	357,591	437,973

Deferred Tax Liabilities:
Depreciation & Amortization	(270,169)	(105,143)
Other	-	(1,279)
Total Deferred Tax Liabilities	(270,169)	(106,422)

Net Deferred Tax Assets	$87,422	$331,551

NOTE 15 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Annual Report on Form 10-K and has noted the following subsequent events for disclosure purposes:

Increase of NWarrender’s Base Salary

On January 10, 2023, the Compensation Committee of the Board of Directors of the Company voted to increase the base salary of NWarrender to $500,000 per year from $250,000. NWarrender’s new salary will commence retroactively as of January 1, 2023. The reason for the salary increase is due to NWarrender’s increased responsibility and performance.

Payment of Security Deposit

On February 3, 2023, Lifted paid a security deposit for its leased facility located at 5732 95th Avenue, Suite 200 and 300, Kenosha, WI 53144

Hiring of Robert T. Warrender III

On January 9, 2023, Robert T. Warrender III, the brother of Nicholas S. Warrender, and the son of director Robert T. Warrender II, was hired as an employee of Lifted. Prior to January 9, 2023, Robert T. Warrender III served as an independent contractor of Lifted.

Issuance of Deferred Contingent Stock

At the closing of the Lifted Merger, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Corporation at the closing of the Merger (the “Deferred Contingent Stock Recipients”). These 645,000 shares of Deferred Contingent Stock, related to the Company’s acquisition of Lifted, will be issued to certain Deferred Contingent Stock Recipients on or after February 24, 2023, subject to certain conditions and requirements. As of March 3, 2023, 410,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs. The issuance of this Deferred Contingent Stock is accounted for and reported as stock compensation as of the date of issuance.