Form 10-Q
period 2023-03-31
LFTD PARTNERS INC.
filed 2023-05-12
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 11, 2023, there were 14,512,578 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,470,125	$3,530,623
Prepaid Expenses	1,365,058	1,668,961
Accounts Receivable, net of allowance of $425,281 in 2023 and $281,762 in 2022	2,339,370	2,410,327
Inventory	7,563,500	6,023,967
Current Portion of Settlement Asset	185,024	185,024
Other Current Assets	113	35,047
Total Current Assets	14,923,190	13,853,949
Goodwill	22,292,767	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	237,398	87,422
Fixed Assets, less accumulated depreciation of $276,186 in 2023 and $209,143 in 2022	1,321,997	1,020,255
Security and State Licensing Deposits	30,789	25,600
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $216,808 in 2023 and $206,008 in 2022	1,263,600	1,274,400
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $136,689 in 2023 and $100,892 in 2022	641,447	496,604
Non-Current Portion of Settlement Asset	138,768	185,024
Total Assets	$42,746,154	$41,132,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$1,363,768	$1,357,524
Operating Lease Liability	148,220	117,719
Deferred Revenue	481,899	594,086
Income Tax Payable	244,958	77,641
Accounts Payable and Accrued Expenses	3,460,366	4,049,897
Accounts Payable - Related Party	975	2,229
Preferred Stock Dividends Payable	12,845	11,036
Total Current Liabilities	$5,713,031	$6,210,133
Non-Current Liabilities
Operating Lease Liability	503,828	384,417
Total Non-Current Liabilities	$503,828	$384,417
Total Liabilities	$6,216,859	$6,594,549
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 4,500 shares of Series A Convertible Preferred Stock shares were issued and outstanding at March 31, 2023, and 4,500 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2022; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at March 31, 2023, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2022

	45	45
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,512,578 shares issued and outstanding at March 31, 2023, and 14,102,578 shares issued and outstanding at December 31, 2022	14,513	14,103
Additional Paid-in Capital	40,121,000	38,762,260
235,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipient	779,025	-
Accumulated Deficit	(4,385,286)	(4,238,735)
Total Shareholders' Equity	36,529,296	34,537,671
Total Liabilities and Shareholders' Equity	$42,746,154	$41,132,221

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Net Sales	$12,461,793	$18,088,877
Cost of Goods Sold	6,813,348	10,103,893
Gross Profit	5,648,445	7,984,984
Operating Expenses:
Deferred Contingent Stock Expense	2,138,175	-
Payroll, Consulting and Independent Contractor Expenses	1,874,498	1,854,151
Company-Wide Management Bonus Pool	233,332	969,370
Professional Fees	348,816	117,226
Bank Charges and Merchant Fees	136,819	133,036
Advertising and Marketing	228,571	105,601
Bad Debt Expense	143,519	248,000
Depreciation and Amortization	38,133	2,703
Other Operating Expenses	611,466	382,462
Total Operating Expenses	5,753,329	3,812,549
Income/(Loss) From Operations	(104,884)	4,172,436
Other Income/(Expenses)
Interest Expense	(24,187)	(31,731)
Penalties	(261)	(1,952)
Gain on Forgiveness of Debt	-	5,026
Interest Income	14,812	491
Total Other Income/(Expenses)	(9,636)	(28,165)
Income/(Loss) Before Provision for Income Taxes	(114,520)	4,144,270
Provision for Income Taxes	(27,222)	(1,199,478)
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$(141,742)	$2,944,793

Basic Net Income/(Loss) per Common Share	$(0.01)	$0.21
Diluted Net Income/(Loss) per Common Share	$(0.01)	$0.18

Weighted average number of common shares outstanding:
Basic	14,246,745	14,017,578
Diluted	14,246,745	15,924,776

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Deferred Contingent Stock	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	Equity
Balance, December 31, 2021	45,750	$46	14,027,578	$14,028	-	$-	$38,862,333	$-	$(11,414,602)	$27,461,804
Series A Preferred Stock dividend payable									(4,253)	(4,253)
Series B Preferred Stock dividend payable									(1,476)	(1,476)
Issuance of Common Stock Upon Exercise of Warrant			50,000	50			49,950			50,000
Repurchase and cancellation of Common Stock			(100,000)	(100)			(149,900)			(150,000)
Net Income									2,944,793	2,944,793
Balance, March 31, 2022	45,750	$46	13,977,578	$13,978	-	$-	$38,762,383	$-	$(8,475,539)	$30,300,868

Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	-	$-	$38,762,260	$-	$(4,238,735)	$34,537,671
Issuance of 410,000 of the total 645,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipients			410,000	$410			$1,358,740	$779,025		2,138,175
Series A Preferred Stock dividend payable									(3,329)	(3,329)
Series B Preferred Stock dividend payable									(1,480)	(1,480)
Net Loss									(141,742)	(141,742)
Balance, March 31, 2023	44,500	$45	14,512,578	$14,513	-	$-	$40,121,000	$779,025	$(4,385,286)	$36,529,296

Please see the accompanying notes to the consolidated financial statements for more information

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities
Net Income/(Loss)	$(141,742)	$2,944,793
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by Operating Activities:
Deferred Contingent Stock Expense	2,138,175	-
Bad Debt Expense	143,519	248,000
Depreciation and Amortization	77,843	28,446
Gain on Forgiveness of Debt	-	(5,026)
Spoiled and Written Off Inventory	131,967	561,417
Sales Allowances	(94,751)	-
Deferred Income Taxes	(149,976)	295,455
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	22,190	(675,116)
Prepaid Expenses	303,903	1,122,795
Dividend Receivable from Bendistillery, Inc.	-	2,495
Income Tax Payable	167,317	861,444
Management Bonuses Payable	-	(941,562)
Company-wide Management Bonus Pool	-	(586,684)
Inventory	(1,671,501)	(2,671,948)
Other Current Assets	29,745	(4,518)
Trade Accounts Payable and Accrued Expenses	(589,531)	496,401
Accounts Payable and Interest Payable to Related Parties	(1,254)	(1,301)
Change in Settlement Asset	46,256	-
Change in Right-of-Use Asset	35,796	12,337
Change in Finance & Operating Lease Liabilities	(6,564)	1,551
Deferred Revenue	(112,187)	(1,294,687)
Net Cash Provided by Operating Activities	329,205	394,292
Cash Flows From Investing Activities
Net Purchase of Fixed Assets	(368,785)	(54,238)
Net Cash Used in Investing Activities	(368,785)	(54,238)
Cash Flows From Financing Activities
Issuance of Common Stock	-	50,000
Payments of Dividends to Series A Convertible Preferred Stockholders	(3,000)	(3,000)
Proceeds from Borrowings Under Notes Payable to Related Party - Nick Warrender	-	2,750,000
Purchase of Shares of Common Stock	-	(150,000)
Repayment of Finance Lease Liability	(17,918)	(5,655)
Net Cash Provided By/(Used In) Financing Activities	(20,918)	2,641,345
Net Increase/(Decrease) in Cash	(60,498)	2,981,399
Cash and Cash Equivalents at Beginning of Period	$3,530,623	1,602,731
Cash and Cash Equivalents at End of Period	$3,470,125	4,584,131

	For the Three Months Ended
	March 31,
	2023	2022
Supplemental Cash Flow Information:
Cash Paid For Interest	$24,187	$28,424
Cash Paid For Income Taxes	$390	$-

Non-Cash Activities:
Right-of-Use assets acquired from inception of Operating Leases	$180,639	$224,264

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

After acquiring, operating and then selling businesses involved in the defense sector, our business is currently involved in the development, manufacture and sale of a wide variety of branded, hemp-derived, psychoactive and alternative lifestyle products. We are primarily interested in acquiring rapidly growing, profitable companies that are also involved in the manufacture and sale of branded, hemp-derived, psychoactive and alternative lifestyle products (a “Canna-Infused Products Company”).

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

Lifted Made

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made (formerly Warrender Enterprise Inc. d/b/a Lifted Liquids) (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”). Lifted manufactures and sells hemp-derived and psychoactive products under its award-winning Urb Finest Flowers (“Urb”) and Silly Shruum brands. Products currently sold by Lifted include, for example: disposable vapes, cartridges and gummies containing hemp-derived cannabinoids; joints and blunts containing various strains of hemp flower; gummies containing various ingredients such as muscimol, mushroom extracts, and kanna; and kava.

Cali Sweets Agreement

On January 11, 2023, Lifted entered into a Manufacturing Sales and Marketing Agreement (“Cali Agreement”) with Cali Sweets, LLC (“Cali”). Cali is headquartered in North Hollywood, California, and currently sells products under the brand name Koko Nuggz. The Cali Agreement entitles Lifted to be the exclusive worldwide manufacturer and distributor of Cali’s disposable vape products (under the brand name Koko Puffz) and gummy products (under the brand name Koko Yummiez).

Pursuant to the Cali Agreement, Lifted will manufacture, market, and distribute certain Cali products and brands worldwide. Lifted and Cali will equally share certain production and marketing costs associated with such products on a dollar-for-dollar basis. Revenue from the sale of such Cali products will be divided on a 60/40 basis, net of any returns, discounts, or replacements, with 60% allocated to Lifted, and the remaining 40% to Cali.

Under the terms of the Cali Agreement, Lifted will have the right, in its discretion, to add new Cali brands and products as they are developed. Lifted can also set prices for Cali products it supplies or unilaterally discontinue the supply of any Cali product if it no longer makes business sense to Lifted. The parties also agreed that Cali will provide social media marketing services for both Cali products and brands, and for Lifted’s Urb branded products.

The term of the Cali Agreement is five years and may be extended with the mutual consent of the parties. However, after the initial 24 months, the Cali Agreement may be terminated by either party, for any or no reason, upon providing the other party with 180 days written notice. Cali may become subject to early exit payments to Lifted if it early terminates. The exit fee formula is based on estimated profits that Lifted may have enjoyed had Cali not early terminated the relationship.

Diamond Supply Co. Agreement

On April 23, 2023, Lifted entered into a Manufacturing, Sales and Marketing Agreement with Diamond Supply Co., Calabasas, California, effective as of April 21, 2023, as described below in NOTE 14 – SUBSEQUENT EVENTS.

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

On April 28, 2023, Lifted purchased nearly all of the assets of its hemp flower products supplier Oculus CRS, LLC, Aztec, New Mexico, and merged with Oculus CHS Management Corp., as described below in NOTE 14 – SUBSEQUENT EVENTS.

Ablis, Bendistillery and Bend Spirits

On April 30, 2019, we also closed on the acquisition of 4.99% of the common stock of each of CBD-infused beverages maker Ablis Holding Company (“Ablis”) (www.ablisbev.com), and of distilled spirits manufacturers Bendistillery Inc. (“Bendistillery”) (www.bendistillery.com) and Bend Spirits, Inc. (“Bend Spirits”), all located in Bend, Oregon. Ablis manufactures and sells flavored, lightly carbonated, canned, CBD-infused beverages and shots, CBD-infused muscle rub, among other products. Bendistillery manufactures and sells straight and flavored vodka and gin and various types of whiskey under its brand Crater Lake Spirits (www.craterlakespirits.com).

Obligation to Purchase Headquarters Building

Toward the end of 2020, our Vice Chairman and Chief Operating Officer Nicholas S. Warrender (“NWarrender”), through his assigned entity 95th Holdings, LLC (“Holdings”), purchased a building located at 5511 95th Avenue in Kenosha, Wisconsin (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to valuation based on a formula agreed upon by the parties. Pursuant to an agreement with NWarrender on December 30, 2021, the parties agreed to set the purchase price for the 5511 Building at $1,375,000. Prior to the Acceleration Agreement, which was entered into by the Company with NWarrender on July 5, 2022, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building has been extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raise $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the 5511 Building from Holdings at the agreed upon $1,375,000 purchase price within two days.

The Company desires to have all of its operations under one roof at the 5511 Building in order to become more efficient. The Company has hired and paid an architectural and construction company (the “Construction Company”) which has created a preliminary design for expanding the 5511 Building by approximately 30,000 square feet. The Construction Company has provided a preliminary estimate that the potential expansion could cost the Company approximately $3,500,000. Neither the management nor the Board of Directors of the Company has committed to such potential expansion, but it is under active consideration. The Company, in its discussions with potential lenders,  has disclosed this potential use of borrowed funds to pay for a potential expansion of the 5511 Building.

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

We are currently exploring the possibility of raising $8 million or more through some combination of debt and equity offerings in order to purchase for $1.375 million the 5511 Building, to pay off other liabilities of the Company and Lifted such as certain bonuses, our company-wide bonus pool, and/or income taxes, and to pay transactional fees and expenses. If we proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The consolidated financial statements of the Company should be read in conjunction with the Company’s consolidated financial statements and related notes that appear in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 21, 2023. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Consolidated Statements of Operations, certain expenses are consolidated into the Other Operating Expenses category.

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

Cash and Cash Equivalents – Cash and cash equivalents as of March 31, 2023 and December 31, 2022 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded (the “Allowance for Doubtful Accounts”), which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. As of December 31, 2021, the Company implemented a new policy regarding allowances for doubtful accounts, which is that all accounts receivable older than 90 days at quarter end are accrued for in allowances for doubtful accounts. Allowances for doubtful accounts of $425,281 and $281,762 were reported at March 31, 2023 and December 31, 2022, respectively. Sales allowances, which reduce gross sales on the Consolidated Statements of Operations, are recorded for estimated future discounts/refunds and product returns and are netted against accounts receivable on the Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, accounts receivable were reduced by $841,129 and $935,881, respectively, as a result of the sales allowance.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Raw Goods	$4,591,009	$3,407,196
Finished Goods	$2,972,491	$2,616,771
Total Inventory	$7,563,500	$6,023,967

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At March 31, 2023, $181,400 of overhead costs were allocated to finished goods. In comparison, During the quarters ended March 31, 2022, $88,599 of overhead costs were allocated to finished goods.

During the quarters ended March 31, 2023, and 2022, $131,967 and 561,417 of obsolete and spoiled inventory was written off, respectively.

In the third quarter of 2022, Lifted wrote-off $2,313,902 of obsolete and spoiled inventory of 2 mL disposable vape devices due to clogging issues that management believes was caused by a summer heat wave.  In the fourth quarter of 2022, Lifted negotiated a settlement agreement with its third-party disposable vape device manufacturer, which included both the forgiveness of $630,000 of payables owed to the manufacturer and credits totaling $370,047 to be provided by the manufacturer at a quarterly rate of $46,255 in 2023 and 2024. The forgiveness of the payables was recorded as a reduction of cost of goods sold, and the settlement credits were recorded as a settlement asset and other income, both in the fourth quarter of 2022.  The settlement asset is being amortized ratably to cost of goods sold over the benefit period of 2023 and 2024.

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

Security Deposits –The Company has not paid a security deposit for its leased facility located at 5511 95th Avenue, Kenosha, WI 53144 for the Company’s current office, manufacturing and warehouse space.

The Company has paid security deposits for its leased facilities located at 8920 58th Place, Suite 850, Kenosha, WI 53144, 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144, 9560 58th Place, Suite 360, Kenosha, WI 53144, 2701-09 West Fulton PH, Chicago, Illinois 60612 and 5732 95th Avenue, Suite 200 and 300, Kenosha, WI 53144.

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

Disaggregation of Revenue

During the quarters ended March 31, 2023 and 2022, approximately 99.9% and 99.9%, respectively, of the Company’s sales occurred inside of the United States of America.

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

Shown below is a table showing the approximate disaggregation of historical revenue:

Type of Sale	For the three months ended March 31, 2023	% of Net Sales for the three months ended March 31, 2023	For the three months ended March 31, 2022	% of Net Sales During the three months ended March 31, 2022
Net sales of raw materials to customers	$2,386	0%	$5,382	0%
Net sales of products to private label clients	$176,720	1%	$84,142	0%
Net sales of products to wholesalers	$2,439,521	20%	$2,475,208	14%
Net sales of products to distributors	$9,277,586	74%	$13,389,283	74%
Net sales of products to end consumers	$565,581	5%	$2,134,863	12%
Net Sales	$12,461,793	100%	$18,088,877	100%

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

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Contract Assets (invoiced but unfulfilled performance obligations)	$428,769	$594,086

Deposits from customers for unfulfilled orders	$53,130	$-

Total Deferred Revenue	$481,899	$594,086

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

Cost of goods sold amounted to $6,813,348 and $10,103,893 during the quarters ended March 31, 2023 and 2022, respectively. $131,967 and $561,417 of cost of goods sold relates to spoiled and obsolete inventory written off during the quarters ended March 31, 2023 and March 31, 2022, respectively.

Operating Expenses – Operating expenses include accounts such as payroll and independent contractor expenses, stock compensation expense, the company-wide management bonus pool, management bonuses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, and other operating expenses. Total operating expenses increased to $5,753,329 for the quarter ended March 31, 2023, up from $3,812,549 during the quarter ended March 31, 2022.

The increase in total operating expenses was primarily driven by a one-time, non-cash stock compensation expense of $2,138,175 in the first quarter of 2023, compared to no stock compensation in the first quarter of 2022. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge swung our Company from a net income for the quarter of $1,442,466 to a net loss of $141,742. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.10 and $0.09, respectively.

Also driving the increase in operating expenses from the first quarter of 2022 to the first quarter of 2023 were greater professional fees and advertising and marketing costs. These costs were offset by lower company-wide management bonus pool expense.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the quarters ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Net Income/(Loss)	$(141,742)	$2,944,793

Weighted average number of common shares outstanding:
Basic	14,246,745	14,017,578
Diluted	14,246,745	15,924,776

Basic Net Income (Loss) per Common Share	$(0.01)	$0.21
Diluted Net Income (Loss) per Common Share	$(0.01)	$0.18

As of March 31, 2023, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share.

Regarding the aforementioned warrants to purchase 2,280,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 2,255,000 shares of our common stock are vested, while the remaining warrants to purchase 25,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

At March 31, 2023, the Company had 4,500 shares of Series A Preferred Stock outstanding convertible into 450,000 shares of common stock; these are not included in the diluted earnings calculation because the effect of including them would have been anti-dilutive. At March 31, 2023, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5/share) was higher than the stock closing price at March 31, 2023 ($2.35/share).

In comparison, as of March 31, 2022, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1 per share, (d) rights to purchase warrants to purchase 1,350,000 shares of common stock at $1.85 per share, and (e) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned rights to purchase warrants to purchase 1,350,000 shares of common stock at $1.85 per share outstanding at March 31, 2022: of these, rights to purchase warrants to purchase 1.25 million shares of our common stock are not vested and are not exercisable until a performance contingency is met.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share outstanding at March 31, 2022: of the total, warrants to purchase 1,650,000 shares of our common stock are vested, while the remaining warrants to purchase 645,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

Also outstanding at March 31, 2022, the Company had Series A Preferred Stock outstanding convertible into 575,000 shares of common stock; these are included in the diluted earnings calculation. At March 31, 2022, the Company had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5/share) was higher than the stock closing price at March 31, 2022 ($3.90/share).

Recent Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (codified as Accounting Standards Codification (“ASC”) Topic 326). ASC 326 adds to US Generally Accepted Accounting Principles (“GAAP”) the current expected credit loss model, a measurement model based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 and its amendments was effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 effective January 1, 2023, and the adoption did not have a significant impact on the allowance for doubtful accounts associated with the Company’s trade accounts receivable.

The Company is researching what other pronouncements may be applicable to the Company’s accounting and whether or not any other pronouncements should be adopted.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the quarter ended March 31, 2023, the Company incurred $228,571 in advertising and marketing expenses, which primarily related to trade shows, marketing, and promotional products and public relations. During the quarter ended March 31, 2022, the Company incurred $105,601 in advertising and marketing expenses, which primarily related to trade shows, marketing, and promotional products and public relations.

Compensated Absences – Effective January 1, 2022, certain PTO policies were adopted by Lifted, and PTO accruals of $18,511 and $11,323 were recognized at March 31, 2023 and December 31, 2022, respectively.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $4,385,286 as of March 31, 2023. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Prior to the Acceleration Agreement, which was entered into by the Company with NWarrender on July 5, 2022, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building has been extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raise $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the Property from 95th Holdings, LLC at the agreed upon $1,375,000 purchase price within two days.

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

Concentration of Credit Risks – During the quarter ended March 31, 2023, five customers made up approximately 26% of Lifted Made’s sales. In comparison, during the quarter ended March 31, 2022, five customers made up approximately 32% of Lifted Made’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the quarter ended March 31, 2023, approximately 79% of the Inventory that Lifted purchased were from five vendors. In comparison, regarding the purchases of Inventory during the quarter ended March 31, 2022, approximately 58% of the purchased Inventory were from five vendors.

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

Under US Generally Accepted Accounting Principles (“GAAP”), the Company uses the cost method to account for our minority equity ownership interests in businesses in which the Company owns less than 20% of equity ownership and have no substantial influence over the management of the businesses. Under the cost method of accounting, the Company reports the historical costs of the investments as assets on its balance sheet. However, US GAAP does not permit the consolidation of its financial statements with the financial statements of companies in which the Company owns minority equity ownership interests.

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

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether its investments are impaired. Factors that the Company would consider indicators of impairment include: (1) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (2) a significant adverse change in the regulatory, economic, or technological environment of the investee, (3) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, (4) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, and (5) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. Up to the date of this Quarterly Report on Form 10-Q, none of the above factors have been applicable to the Company’s investments.

The qualitative assessments at the end of quarters one, two and three are done via conference calls with the management teams of Ablis, Bendistillery and Bend Spirits. The qualitative assessment at the end of the fourth quarter relating to these entities also includes review of their respective financial statements that have been reviewed by a third-party accounting firm. At that time, the Company performs an annual impairment assessment. The reviewed financial statements of these companies are not audited, and the Company is not active in the management of these companies, and except for these companies’ quarterly meetings with the management of the Company, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies and to reviews of those reviewed financial statements.

On April 12 and April 25, 2023, telephonic meetings of the officers of Ablis, Bendistillery and Bend Spirits were held. During these meetings, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during the quarter and ended March 31, 2023. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: a rise in demand for and the distribution of certain Ablis products, net positive income in the first quarter of 2023, up from a loss in the first quarter of 2022, and a focus on cost savings. The information that was shared by the management of Bendistillery and Bend Spirits included, among other things: positive three-year and four-year annual growth rates, the planned launch of new marketing/brand exposure initiatives, and the implementation of cost-cutting initiatives.

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

The Company performed its annual fair value assessment at December 31, 2022 and December 31, 2021 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. The factors that led the Company to this conclusion include, among other things: continued growth in sales and profitability year-over-year, the launch of first-to-market, ground-breaking new products, the addition of more wholesalers and distributors nationwide, increased sales to wholesalers and end consumers, the continued growth of Lifted’s flagship brand Urb Finest Flowers, and continued positive publicity of Lifted.

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

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	March 31, 2023	December 31, 2022
Machinery & Equipment	$909,400	$664,606
Leasehold Improvements	$457,107	$379,499
Trade Show Booths	$48,481	$10,000
Vehicles	$75,047	$75,047
Computer Equipment	$15,213	$7,312
Furniture & Fixtures	$92,934	$92,934
Sub-total:	$1,598,182	$1,229,398

Less: accumulated depreciation	$(276,186)	$(209,143)
	$1,321,997	$1,020,255

The useful lives of the Company’s fixed assets by asset class are as follows:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Leasehold Improvements are depreciated over the shorter of the length of the lease or the estimated useful life. After allocating depreciation of machinery and equipment of $33,230 for the quarter as overhead to finished goods, depreciation expense of $33,813 was recognized during the three months ended March 31, 2023. In comparison, during the three months ended March 31, 2022, $12,927 of depreciation related to machinery and equipment was allocated as overhead to finished goods. After allocating depreciation of machinery and equipment for the quarter as overhead to finished goods, depreciation expense of $15,173 was recognized for the three months ended March 31, 2022. Also, in the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

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

NOTE 7 – INTANGIBLE ASSETS, NET

www.LiftedMade.com Website

The cost of developing Lifted’s website, www.LiftedMade.com, which has been superseded by www.urb.shop, was amortized over 32 months, and $0 in amortization related to the website was recognized during the quarter ended March 31, 2023 since the website intangible asset was fully amortized as of December 31, 2022. In comparison, $347 in amortization related to the website was recognized during the quarter ended March 31, 2022.

NOTE 8 – RELATED PARTY TRANSACTIONS

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee. Mr. Warrender is also a Director of LFTD Partners Inc. During the quarters ended March 31, 2023 and 2022, $13,846 and $9,231, respectively, in wages were paid to Mr. Warrender. As of March 31, 2023, $975 in expense reimbursements were owed to Mr. Warrender.

Through the second quarter of 2022, Lifted shared a shipping account with a company formerly operated by Mr. Warrender. Lifted did this in an effort to reduce shipping costs, as the shipper gave a price discount based on volume. Lifted reimbursed Mr. Warrender’s company for the cost of shipping. During the year ended December 31, 2022, Mr. Warrender’s company refunded Lifted a net amount of $7,377.

Robert T. Warrender III

During the quarters ended March 31, 2023 and 2022, $9,231 and $33,423, respectively, in compensation was paid to Mr. Robert T. Warrender III, who is NWarrender’s brother, and Director Robert T. Warrender II’s son. On January 9, 2023, Mr. Warrender was hired by Lifted as an employee; previously, Mr. Warrender operated as an independent contractor of Lifted.

Vincent J. Mesolella

During each of the quarters ended March 31, 2023 and 2022, Lead Outside Director, Vincent J. Mesolella received quarterly directors fees in the amount of $4,000. During the quarter ended March 31, 2022, Mr. Mesolella was also paid $40,000 of the Modified 2021 Bonus Pool Amount.

Joshua A. Bloom

During each of the quarters ended March 31, 2023 and 2022, Director Dr. Joshua A. Bloom received quarterly directors fees in the amount of $4,000. During the quarter ended March 31, 2022, Dr. Bloom was also paid $20,000 of the Modified 2021 Bonus Pool Amount.

Richard E. Morrissy

During each of the quarters ended March 31, 2023 and 2022, Director Mr. Richard E. Morrissy received quarterly directors fees in the amount of $4,000.

James S. Jacobs

During each of the quarters ended March 31, 2023 and 2022, Director Dr. James S. Jacobs received quarterly directors fees in the amount of $4,000. Dr. Jacobs is the brother of CEO GJacobs, and Dr. Jacobs is the uncle of WJacobs.

Kevin J. Rocio

During each of the quarters ended March 31, 2023 and 2022, Director Mr. Kevin J. Rocio received quarterly directors fees in the amount of $4,000.

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

Prior to July 25, 2022, the $2.75M Note payable jointly by the Company and Lifted to NWarrender was secured by a perfected first lien security interest (the “Security Interest”) that encumbered all of the assets of the Company and Lifted. The Company was obligated to pay off the principal of the $2.75M Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

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

As of March 31, 2022, there was accrued interest of $16,575 payable to Nicholas S. Warrender related to the $2.75M Note.

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

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owns a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both located in Kenosha, Wisconsin. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. Periodically, Corner Vapory may purchase products from Lifted.  No sales were made during the first quarter of 2023 and no accounts receivable was outstanding as of March 31, 2023.

In comparison, during the quarter ended March 31, 2022, Corner Vapory LLC purchased $6,232 worth of products from Lifted, and Lifted recorded a receivable of $5,087 from Corner Vapory LLC as of March 31, 2022. Corner Vapory LLC is provided distributor pricing, similar to many other stores that are customers of Lifted.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

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

Between February 27, 2019 and May 13, 2019, the Company accepted subscriptions from accredited investors to purchase 66,150 shares of newly issued Series A Preferred Stock for an aggregate purchase price of $6,615,000 in cash. These 66,150 shares of Series A Preferred Stock are convertible at the option of the holders into 6,615,000 shares of newly issued common stock of the Company, or $1.00 per share of common stock of the Company. The Series A Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series A Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series A Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series A Preferred Stock may be converted. The Registration Statement was approved and deemed effective by the SEC on August 26, 2021.

As of March 31, 2023, 61,650 shares of Series A Preferred Stock have been converted into a total of 6,165,000 shares of common stock of the Company, which leaves 4,500 shares of Series A Preferred Stock currently outstanding, convertible into 450,000 shares of common stock of the Company.

As of March 31, 2023 and December 31, 2022, the Company has accrued a liability of $9,569 and $9,240, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the quarters ended March 31, 2023 and 2022, a total of $3,000 and $3,000, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

Between July 24, 2019 and December 5, 2019, the Company accepted subscriptions from accredited investors to purchase 100,000 shares of newly issued Series B Preferred Stock for an aggregate purchase price of $500,000 in cash. These 100,000 shares of Series B Preferred Stock are convertible at the option of the holder into 100,000 shares of newly issued common stock of the Company. The Series B Preferred Stock will receive an annual 3% dividend, and will be subject to mandatory conversion, under terms and conditions set forth in the Certificate of Designation of the Series B Preferred Stock. On August 2, 2019, the Company filed a Form S-1 Registration Statement covering the shares of newly issued common stock of the Company into which the Series B Convertible Preferred Stock can be converted. On July 6, 2020, the Company filed with the SEC an amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On December 10, 2020, the Company filed with the SEC a second amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On June 2, 2021, the Company filed with the SEC a third amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 2, 2021, the Company filed with the SEC a fourth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On July 26, 2021, the Company filed with the SEC a fifth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. On August 19, 2021, the Company filed with the SEC a sixth amended Registration Statement on Form S-1/A covering 30% of the common stock shares into which the Series B Preferred Stock may be converted. The Registration Statement was approved and deemed effective by the SEC on August 26, 2021. As of March 31, 2023, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of March 31, 2023 and December 31, 2022, the Company has accrued a liability of $3,275 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the quarters ended March 31, 2023 and 2022, a total of $0 and $0 respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Share-Based Compensation

At the closing of acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock.

Due to the lack of marketability of the Company’s common stock, LFTD Partners hired a third-party valuation firm (the “Valuation Firm”) to calculate discount rates to apply to the value of the Deferred Contingent Stock for both financial reporting and tax purposes. The Valuation Firm used the Finnerty Protective Put Model to determine the discount rates to apply to the Deferred Contingent Stock in order to value it, for both financial reporting and tax reporting purposes. The Finnerty model is variant of the protective put method that estimates the discount based on the average price over the restriction period rather than based on the final price.

The Valuation Firm’s report indicated that, for financial reporting purposes, a 22% discount for lack of marketability should be used when valuing all 645,000 shares of Deferred Contingent Stock, as of February 24, 2023. Assumptions used in the model for financial reporting purposes include: that no dividends on common stock will be paid, that the expected volatility is based on the historical volatility of the trading of LIFD’s common stock, and that there is a 0.5 year term based on the six-month holding period due to Rule 144. As of February 24, 2023, total stock compensation expense of $2,138,175 related to the 645,000 shares of Deferred Contingent Stock was recognized.

The Valuation Firm’s report also indicated that, for tax reporting purposes, discounts ranging from 23% to 31% for lack of marketability and blockage should be used when valuing the Deferred Contingent Stock that was issued during the first quarter of 2023. In the Finnerty Protective Put model for each unique block of issued stock, the Valuation Firm has assumed a minimum term of six months, equal to the minimum time to sell the subject shares due to their restricted nature; and a maximum term equal to the amount of time it would take for the market to absorb the additional shares based upon an assumed additional volume of 7.5%. The Valuation Firm also assumed that no dividends on common stock will be paid, and that the expected volatility is based on the historical volatility of the trading of LIFD’s common stock. As of March 31, 2023, 410,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

In comparison, no share-based compensation expense was recognized during the quarter ended March 31, 2022.

The following is a summary of share-based compensation, stock option and warrant activity as of March 31, 2023 and changes during the quarter then ended:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2022	3,627,198	$3.85	2.07	$370,331
Cancellation of contingent warrants issued in connection with the acquisition of Lifted Made	(15,000)
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, March 31, 2023	3,587,198	$3.84	1.82	$636,771
Outstanding Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, March 31, 2023	3,612,198	$3.85	1.82	$636,771

Cancellation of Warrants Issued in Connection with the Acquisition of Lifted Made

On February 24, 2023, Warrants to purchase 15,000 shares of unregistered common stock of the Company were cancelled because the Warrant recipient was no longer continuously employed by Lifted or was no longer a contractor, consultant, paid advisor, or informal paid advisor of Lifted.

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

NOTE 10 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

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

Rent Schedule

Date	Base Monthly Rent
February 1, 2023 – February 28, 2023	$0.00
March 1, 2023 – February 29, 2024	$3,395.73
March 1, 2024 – February 28, 2025	$3,531.56
March 1, 2025 – February 28, 2026	$3,672.82
March 1, 2026 – February 28, 2027	$3,819.73
March 1, 2027 – February 29, 2028	$3,972.52

Third Party Facilities

From time to time, the Company maintains inventory at third party copacker facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2023
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $136,689	Non-Current Assets	$641,447

Liability	Balance Sheet Line	March 31, 2023
Operating Lease Liabilities	Current Liabilities	$148,220
	Non-Current Liabilities	$503,828

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2023
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $216,808	Non-Current Assets	$1,263,600

Liability	Balance Sheet Line	March 31, 2023
Finance Lease Liabilities	Current Liabilities	$1,363,768

Lease Costs

The table below summarizes the components of lease costs for the following periods:

Lease Cost:	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Finance lease expense:
Amortization of Right-of-Use Assets	$10,800	$12,337
Interest on lease liabilities	24,162	11,289
Operating lease expense	44,708	20,147
Total	$79,670	$43,773

As described in NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, a portion of monthly overhead costs such as lease expense are allocated to finished goods. For example, monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

Maturity Analysis as of March 31, 2023:

	Finance	Operating
2023	$1,428,754	$140,336
2024	-	184,318
2025	-	166,364
2026	-	171,446
2027	-	83,746
Thereafter	-	7,945
Total	1,428,754	754,155
Less: Present value discount	(64,986)	(102,107)
Lease liability	$1,363,768	$652,048

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

Bonus to Lifted’s Chief Strategy Officer

Lifted’s Chief Strategy Officer (the “CSO”) hired on July 1, 2021 has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitles such CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter.

At March 31, 2023, the bonus payable to the CSO totaled $312,340. In comparison, at December 31, 2022, the bonus payable to the CSO totaled $265,694. This bonus is accrued in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

Company-Wide Management Bonus Pool

Please refer to NOTE 12 – COMPANY-WIDE MANAGEMENT BONUS POOL for more information about the company-wide management bonus pool.

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

NOTE 11 – LEGAL PROCEEDINGS

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

Lifted currently is involved in one pending lawsuit, as the defendant:

(1)

Martha, Edgar v. Lifted Liquids – Edgar Martha, who worked in Lifted’s production facility, has sued Lifted in regard to an alleged chemical burn. Mr. Martha has expressed to Lifted’s attorney that Mr. Martha is inclined to settle the case for $5,000. However, there can be no assurance or guarantee that the case can be settled for $5,000, as the medical bills in the case are significant and Mr. Martha’s medical insurance carrier has refused coverage.

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

NOTE 12 – COMPANY-WIDE MANAGEMENT BONUS POOL

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from the anticipated 2023 company-wide bonus pool on a dollar-for-dollar basis. In comparison, as of December 31, 2021, the Company reported a company-wide bonus pool accrual of $1,556,055.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Current
Domestic-Federal	$117,702	$582,618
Domestic-State	50,005	321,405
Franchise Taxes	9,491	-
	177,198	904,024
Deferred
Domestic-Federal	(114,535)	230,593
Domestic-State	(35,441)	64,861
	(149,976)	295,454
Total Provision (Benefit) for Income Taxes	$27,222	$1,199,478

The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by US GAAP. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2017 through 2021, and once the Company’s 2022 tax return is filed, the Company’s 2022 tax return will also be subject to examination.

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision (benefit) for income taxes on continuing operations is as follows:

	For the Three Months Ended
	March 31,
	2023	2022

Domestic-Federal	$(24,049)	$870,297
State tax benefit, net of federal benefit	(7,410)	341,567
Non-deductible expenses	49,339	1,972
Franchise taxes	9,491	-
Change in estimated future income tax rates	(4,927)	(131,918)
Change in valuation allowance	4,778	117,560
Total Provision (Benefit) for Income Taxes	$(27,221)	$1,199,478

Deferred tax assets and liabilities as of March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Deferred Tax Assets:
Stock-based compensation	$2,973,658	$2,754,875
Sales Allowances	231,066	256,650
Accrued Related Party Expenses	267	612
Allowance for Doubtful Accounts	116,828	77,269
Other	29,515	23,060
Less: Valuation allowance for stock-based compensation	(2,759,653)	(2,754,875)
Total Deferred Tax Assets	591,681	357,591

Deferred Tax Liabilities:
Depreciation & Amortization	(354,283)	(270,169)
Total Deferred Tax Liabilities	(354,283)	(270,169)

Net Deferred Tax Assets	$237,398	$87,422

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q and has noted the following subsequent events for disclosure purposes:

Manufacturing, Sales and Marketing Agreement With Diamond Supply Co.

On April 23, 2023, Lifted entered into a Manufacturing, Sales and Marketing Agreement (“Diamond Agreement”) with Diamond Supply Co. (“Diamond”), Calabasas, California, effective as of April 21, 2023. Founded in 1998, Diamond develops and sells a full range of skateboard hard and soft goods including bolts, bearings, t-shirts, hoodies, and other skateboarding and streetwear accessories. The Diamond Agreement entitles Lifted to be the exclusive worldwide manufacturer and distributor of Diamond’s disposable vapes, gummies, pre-rolled joints, and hard candies. These products may contain CBD, hemp, delta-8-THC, delta-10-THC, cannabis and/or cannabinoid derivatives and are to be branded under one or more of Diamond’s brands or marks.

Lifted shall pay Diamond a royalty of twenty percent (20%) of Adjusted Gross Revenue (defined below) on the initial manufacturing run of each product manufactured and sold by Lifted Made under the Diamond Agreement. The Diamond Agreement defines Adjusted Gross Revenue as revenue on the product “less any sales taxes, actual returns, pre-approved discounts, replacements, refunds and credits for returns.”

After the initial manufacturing run of a product, Lifted shall pay Diamond a royalty of forty five percent (45%) of Adjusted Gross Revenue on subsequent manufacturing runs for that product; however, under the terms of the Diamond Agreement, the parties will split manufacturing costs 50/50 for products sold after each product’s first manufacturing run. Alternatively, under the terms of the Diamond Agreement, Diamond is entitled to notify Lifted that it elects to be paid a flat 7% of Adjusted Gross Revenue on specific subsequent manufacturing runs without sharing in the manufacturing costs for that run. Diamond is also entitled to purchase products produced under the Diamond Agreement from Lifted for direct sale on Diamond’s website and via certain other channels used by Diamond. Under the terms of the Diamond Agreement, Diamond’s cost for these products acquired for direct sale is 30% below wholesale.

Under the terms of the Diamond Agreement, the parties will together set prices for Diamond products. The term of the Agreement is three years and may be extended with the mutual consent of the parties. However, the Diamond Agreement may be extended for one-year with notice by Diamond at least three months prior to the end of the 3-year term, or by mutual consent of the parties. If Lifted pays to Diamond aggregate annual royalty payments of at least $1,000,000 per year, then the Diamond Agreement shall automatically renew for an additional one-year term.

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

Asset Purchase Agreement

On April 28, 2023, Lifted purchased nearly all of the assets (the “Purchased Assets”) of its hemp flower products supplier Oculus CRS, LLC, Aztec, New Mexico (“Oculus”) for a total purchase price of $368,488 in cash. The Purchased Assets include, but are not limited to, Oculus’ operational equipment, office equipment, raw materials, inventory, cash on hand, accounts receivable, and a contract (the “Machine Purchase Contract”) to purchase, for a total of $309,213 (the “Machine Purchase Price”), a new machine that is ready for delivery, and that when delivered and installed will be used to automate a substantial portion of the manufacturing of the hemp flower products. $99,910 of the Machine Purchase Price had already been paid by Oculus, leaving $209,303 as the remaining portion of the Machine Purchase Price (the “Machine Purchase Final Payment”).

The $368,488 purchase was paid by Lifted using cash on hand. At the closing, Oculus applied the entire Purchase Price to pay off all of Oculus’ liabilities as of the closing date (the “Oculus Liabilities”), including the Machine Purchase Final Payment. The only asset of Oculus that was not included in the Purchased Assets was Oculus’ rights as the plaintiff in a pending lawsuit filed by Oculus against a particular customer for an alleged breach of contract.

Agreement and Plan of Merger

Simultaneously with Lifted’s purchase of the Purchased Assets, Lifted executed an Agreement and Plan of Merger (“Merger Agreement”) with Oculus CHS Management Corp. (the “Management Corp.”), pursuant to which the Management Corp. was merged with and into Lifted, with Lifted being the surviving corporation in the merger (the “Merger”). The only assets of the Management Corp. were multi-year employment contracts with the owners/managers of Oculus, Chase and Hagan Sanchez (the “Employment Agreements”).

The Merger consideration (the “Merger Consideration”) will be paid by Lifted to Chase and Hagan Sanchez in two installments.

The first installment of the Merger Consideration was paid by Lifted to Chase and Hagan Sanchez at the closing of the Merger, and consisted of 100 shares of unregistered common stock of LIFD.

The second installment of the Merger Consideration will be paid by Lifted to Chase and Hagan Sanchez following the first anniversary of the closing of the Merger which will be April 28, 2024. The second installment of the Merger Agreement will be calculated and paid out as follows:

(1) Lifted’s CEO Nick Warrender, in consultation with LIFD’s President and CFO William “Jake” Jacobs, will analyze and make a written determination (the “Determination”) of the incremental pre-tax cash flow that Nick Warrender estimates that the hemp flower products division is generating for Lifted above and beyond the annual profits that are currently being generated for Lifted due to Lifted’s current business relationship with Oculus (the “Incremental Pre-Tax Profits”), after taking into account all relevant financial factors including but not limited to the purchase price of the Purchased Assets, the merger consideration, and all items of income, expense and investment directly and indirectly associated with Lifted’s hemp flower products division, which Determination will be final and legally binding on all of the parties; and

(2) Within five days following delivery of the Determination, Lifted will pay Chase and Hagan Sanchez a second installment of Merger consideration equal to five times the Incremental Pre-Tax Profits, provided that (a) 20% of such second installment of Merger consideration shall be paid in the form of cash, (b) 80% of such second installment of Merger consideration shall be paid in the form of unregistered shares of common stock of LIFD, which unregistered shares of common stock of LIFD shall be valued at $5 per share regardless of whether LIFD’s common stock is then trading at a price that is lower or higher than $5 per share, and (c) such second installment of Merger consideration shall be subject to a minimum value of $1 million dollars and a maximum value of $6 million dollars (with the stock portion of the second installment of Merger consideration being valued at $5 per share under all circumstances.)

As examples, for illustrative purposes only:

(a)

If, according to Mr. Warrender’s Determination, the Incremental Pre-Tax Profits of Lifted being generated by the business is $500,000, then the second installment of the Merger Consideration would be calculated as $500,000 X 5 = $2,500,000, of which ($2,500,000 X .2) = $500,000 would be in the form of cash, and the remaining $2,000,000 would be paid in the form of ($2,000,000/$5) = 400,000 newly issued shares of unregistered LIFD Common Stock;

(b)

If, according to Mr. Warrender’s Determination, the Incremental Pre-Tax Profits of Lifted being generated by the business is $25,000, then the second installment of the Merger Consideration would be the minimum of $1,000,000, of which ($1,000,000 X .2) = $200,000 would be in the form of cash, and the remaining $800,000 would be paid in the form of ($800,000/$5) = 160,000 newly issued shares of unregistered LIFD Common Stock; and

(c)

If, according to Mr. Warrender’s Determination, the Incremental Pre-Tax Profits of Lifted being generated by the business is $2,000,000, then the second installment of the Merger Consideration would be the maximum of $6,000,000, of which ($6,000,000 X .2) = $1,200,000 would be in the form of cash, and the remaining $4,800,000 would be paid in the form of ($4,800,000/$5) = 960,000 newly issued shares of unregistered LIFD Common Stock.

The foregoing description of the terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached hereto as Exhibit 10.74.

Employment Agreements

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, all of the Management Corp.’s rights and obligations under the Employment Agreements have been assumed by Lifted. Chase and Hagan Sanchez are now the Vice President of Flower and General Manager of Flower of Lifted, respectively, and will continue to manage the hemp flower products business in Aztec, NM, which will operate as a hemp flower products division within Lifted, reporting to Nick Warrender, Lifted’s CEO. Pursuant to Chase Sanchez’s employment agreement, his salary is $150,000 per year. Hagan Sanchez’s salary is $100,000 per year. Both agreements are subject to termination with or without cause, non-solicitation, non-competition and non-disclosure clauses.

The foregoing description of the terms of the Sanchez Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Sanchez Employment Agreements, copies of which are attached hereto as Exhibits 10.75 and 10.76.

In addition to Chase and Hagan Sanchez, a total of 20 other people who previously worked at Oculus have now transitioned to become full-time employees of Lifted. Lifted has agreed to pay employment bonuses to certain of these new people, in an aggregate amount totaling $50,000, pursuant to written instructions to Lifted from Chase and Hagan Sanchez.

Lease Agreement – Aztec New Mexico

Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, Lifted has assumed Oculus’ lease of office and operational space in Aztec, New Mexico. The leased premises includes a shop building of approximately 4,800 square feet and adjacent fenced parking area located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico. The term of this lease (the “term”) shall be for a period of one (1) year, commencing on the 1st day of December 2022, and continuing in force until the 30th day of November, 2023, unless terminated earlier as provided in this lease. The lease payments are $3,850 per month. All monthly payments are due and payable in advance on the first day of each month. The lessee is also required to pay taxes, insurance and certain maintenance costs of the leased premises.

The foregoing description of the terms of the Assignment and Assumption of Lease and Landlord Consent and Lease Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Assignment and Assumption of Lease and Landlord Consent and Lease Agreement, copies of which are attached hereto as Exhibit 10.77.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge swung our Company from a net income for the quarter of $1,442,466 to a net loss of $141,742. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.10 and $0.09, respectively.

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc. had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $4,385,286 as of March 31, 2023. LFTD Partners Inc. is currently also accruing and paying dividends on outstanding Preferred Stock at the rate of 3% per year, and has certain bonuses being accrued, among other ongoing financial obligations. In addition, as extensively discussed in the Company’s 2022 Annual Report on Form 10-K, we are subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

This Management’s Discussion and Analysis (“MD&A”) section discusses our results of operations, liquidity and financial condition and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2023. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our Annual Report on Form 10-K filed with the SEC on March 21, 2023, that can be read at www.sec.gov.

Overview

Please refer to NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC. for information.

Liquidity and Capital Resources

On February 24, 2020, the Company acquired 100% of the ownership interests of Lifted. All of the Company’s sales are generated by the Company’s wholly-owned subsidiary Lifted; LFTD Partners as an entity by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery, Ablis or Bend Spirits.

The Company's cash needs for working capital, capital expenditures, growth opportunities, the payments of Series A and Series B preferred stock dividends, bonuses, and other obligations, are expected to be met with current cash on hand and cash flows provided by operating activities.

The Company has a history of losses as evidenced by the accumulated deficit at March 31, 2023 of $4,385,286. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31,
	2023	2022
Net Cash Provided by Operating Activities	$329,205	$394,292
Net Cash Used in Investing Activities	$(368,785)	$(54,238)
Net Cash (Used In) Provided By Financing Activities	$(20,918)	$2,641,345

Net cash provided by operating activities was $329,205 for the quarter ended March 31, 2023, compared to net cash provided by operating activities of $394,292 for the quarter ended March 31, 2022. During the quarter ended March 31, 2023, net cash provided by operating activities primarily resulted from a net loss of $141,742, which includes non-cash expenses of $2,246,777, offset by increases in working capital items of $1,775,830, Non-cash expenses are primarily related to $2,138,175 of stock compensation expense. Working capital of $1,671,501 was used to purchase inventory. In comparison, during the quarter ended March 31, 2022, net cash provided by operating activities was primarily generated from net income of $2,944,793; cash was primarily used for the purchase of inventory.

Net cash used in investing activities was $368,785 and $54,238 during the quarters ended March 31, 2023 and 2022, respectively, and was due to the net purchase of fixed assets in both periods.

During the quarter ended March 31, 2023, net cash used in financing activities was $20,918, driven by payments of preferred stock dividends and payments on the finance lease liability. During the quarter ended March 31, 2022, net cash provided by financing activities was $2,641,345, primarily driven by proceeds received from the $2.75M Note.

During the quarter ended March 31, 2023, net cash decreased by $60,498. In comparison, during the quarter ended March 31, 2022, net cash increased by $2,981,399.

Comparison of the balance sheet at March 31, 2023 to December 31, 2022

The following table summarizes our current assets, current liabilities and working capital as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Current Assets	$14,923,190	$13,853,949
Current Liabilities	5,713,031	6,210,133
Working Capital	9,210,158	7,643,816

Total current assets at March 31, 2023 of $14,923,190 were adequate for us to fund current operations; total current assets primarily consisted of inventory of $7,563,500, cash on hand of $3,470,125, and net accounts receivable of $2,339,370.

Sales allowance, which reduce gross sales on the Consolidated Statements of Operations, are recorded for estimated future discounts/refunds and product returns and are netted against accounts receivable on the Consolidated Balance Sheets. Consequently, as of March 31, 2023 and December 31, 2022, accounts receivable were reduced by $841,129 and $935,881, respectively. The primary impetus for the need of a sales allowance and a reduction in accounts receivable as of March 31, 2023 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived cannabinoid products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

All accounts receivable older than 90 days are accrued for in allowances for doubtful accounts, which totaled $425,281 and $281,762 at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the Company also reported prepaid expenses of $1,365,058.

In comparison, consolidated current assets of $13,853,949 at December 31, 2022 primarily consisted of prepaid expenses of $1,668,961, inventory of $6,023,967, net accounts receivable of $2,410,327, and cash on hand of $3,530,623. Prepaid expenses include prepaid inventory at March 31, 2023 and December 31, 2022 of $1,246,978 and $1,527,920, respectively.

At March 31, 2023 and December 31, 2022, our other assets primarily included goodwill of $22,292,767 related to the acquisition of Lifted on February 24, 2020. Also, at both March 31, 2023 and December 31, 2022, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. At March 31, 2023, we also reported a net finance lease right-of-use asset of $1,263,600, a net operating lease right-of-use asset of $641,447, net fixed assets of $1,321,997, the non-current portion of the settlement asset of $138,768, and security and state licensing deposits of $30,789. Due to an extreme need for additional employee parking spots at the 5511 Building, the Company in the fourth quarter of 2022 built a parking lot at the 5511 Building for $193,216, which is accounted for as a leasehold improvement (a capitalized fixed asset). The investment in this necessary parking lot has no impact on the $1,375,000 purchase price that Lifted has committed to pay for the 5511 Building on or before December 31, 2023. In comparison, at December 31, 2022, we also reported a net finance lease right-of-use asset of $1,274,400, a net operating lease right-of-use asset of $496,604, net fixed assets of $1,020,255, the non-current portion of the settlement asset at $185,024, and security and state licensing deposits of $25,600.

At March 31, 2023, current liabilities of $5,713,031 primarily consisted of accounts payable and accrued expenses of $3,460,366, income tax payable of $244,958, finance lease liability of $1,363,768, and deferred revenue of $481,899. In comparison, current liabilities as of December 31, 2022 of $6,210,133 primarily consisted of accounts payable and accrued expenses of $4,049,897, finance lease liability of $1,357,524, and deferred revenue of $594,086.

The Company had an accumulated deficit of $4,385,286 and $4,238,735 as of March 31, 2023 and December 31, 2022, respectively.

Comparison of operations for the three months ended March 31, 2023 to March 31, 2022

During the three months ended March 31, 2023, net sales decreased to $12,461,793 compared to $18,088,877 for the three months ended March 31, 2022. Reasons for the decrease in net sales include, but are not limited to: greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids per unit at a lower price point; and other competing brands paying distributors and wholesalers to replace Lifted’s products on valuable shelf space.

During the quarter ended March 31, 2023, hemp-derived products and psychoactive, non-hemp-derived products made up approximately 91% and 8% of Lifted’s sales, respectively. In comparison, during the quarter ended March 31, 2022, hemp-derived products and nicotine products made up 96% and 4% of Lifted’s sales, respectively.

During the quarter ended March 31, 2023, approximately 48% of Lifted’s sales were vapes, 31% of Lifted’s sales were edibles, 13% of Lifted’s sales were hemp flower products, and 8% of Lifted’s sales were cartridges. In comparison, during the quarter ended March 31, 2022, approximately 52% of Lifted’s sales were vapes, 27% of Lifted’s sales were edibles, 13% of Lifted’s sales were cartridges, 7% of Lifted’s sales were hemp flower products, and 1% of Lifted’s sales were dabs.

Gross profit for the three months ended March 31, 2023 and 2022 was $5,648,445 and $7,984,984, respectively. Gross margin percentage was 45% and 44% for the three months ended March 31, 2023 and 2022, respectively.

During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge swung our Company from a net income for the quarter of $1,442,466 to a net loss of $141,742. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.10 and $0.09, respectively.

During the quarter ended March 31, 2023, the Company expensed $1,874,498 related to payroll, consulting and independent contractor expenses; this is up from $1,854,151 in payroll, consulting and independent contractor expenses during the quarter ended March 31, 2022. Lifted continues to increase the size of its workforce, especially the number of its production personnel. The Company has also recently hired a compliance officer, and an IT specialist. In addition, Lifted’s CSO, who was hired on July 1, 2021, has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitles the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. For the quarters ended March 31, 2023 and 2022, the bonus earned by the CSO decreased to $312,340 from $604,444, respectively.

During the quarter ended March 31, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from the anticipated 2023 company-wide bonus pool on a dollar-for-dollar basis. In comparison, during the quarter ended March 31, 2022, the Company recognized $969,370 related to the company-wide management bonus pool.

Driven by increased sales, bank charges and merchant fees increased to $136,819 during the quarter ended March 31, 2023, up from $133,036 during the quarter ended March 31, 2022.

During the quarter ended March 31, 2023, the Company incurred $228,571 in advertising and marketing expenses, which primarily related to trade shows, marketing, and the cost of promotional items. In comparison, during the quarter ended March 31, 2022, the Company incurred $105,601 in advertising and marketing expenses, which primarily related to public relations, trade shows, and the cost of promotional items.

Bad debt expense decreased to $143,519 during the quarter ended March 31, 2023, from $248,000 during the quarter ended March 31, 2022.

Other operating expenses increased to $611,466 during the quarter ended March 31, 2023, from $382,462 during the quarter ended March 31, 2022. Other operating expenses include, for example, lab supplies, dues and subscriptions, meals and entertainment, insurance expenses, repairs and maintenance, and state license & filing fees. The annual cost of certain insurance policies that the Company has in place are based on the Company’s revenue; as such, these policies are costly for the Company.

During the quarter ended March 31, 2023, total, net non-operating Other Expenses of $9,636 primarily consisted of interest expense of $24,187, offset by interest income of $14,812. In comparison, during the quarter ended March 31, 2022, total, non-operating Other Expenses of $28,165 primarily consisted of interest expense of $31,731 offset by a gain on forgiveness of debt of $5,026.

During the quarter ended March 31, 2023, the Company recognized a net loss of $141,742. In comparison, during the quarter ended March 31, 2022, the Company recognized net income of $2,944,793.

Critical Accounting Policies

Critical accounting policies are discussed in NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

Tax Provision

Please refer to NOTE 13 – INCOME TAXES for more information about the Company’s quarterly tax provision.

Other Matters

We may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business in addition to the matters discussed above in NOTE 11 – LEGAL PROCEEDINGS. We intend to vigorously pursue and defend such litigation. Although the outcome of these other matters is currently not determinable, our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our Company’s financial position, results of operations, or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2023.

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

During March 2023, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of March 31, 2023 was not effective. Management identified the following material weaknesses as of March 31, 2023:

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

In December 2021, the Company engaged a third-party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of the Sarbanes-Oxley Act. The Company is actively engaged in a comprehensive effort to comply with the Sarbanes-Oxley Act, but additional work is required, and no guarantee or assurance can be given as to when such work will be completed.

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

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of March 31, 2023.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Description of Legal Proceedings

Lifted currently is involved in four pending lawsuits, three as the plaintiff, and one as the defendant. Please refer to NOTE 11 – LEGAL PROCEEDINGS above for more information.

ITEM 1A. RISK FACTORS.

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment, except as follows:

(1) An infectious hop latent viroid might adversely affect the availability and cost of our raw materials

It has been reported that experts have sounded an alarm over the global spread of a dangerous and infectious hop latent virus (HpLVd) that is threatening to spiral out of control and potentially cause billions of dollars of losses for cannabis and hop growers. If this viroid were to cause significant problems for hemp growers in the US, it might potentially decrease the availability, and increase the cost, of hemp and hemp-derived cannabinoids that are the principal raw materials for our products. This may have a material adverse effect on our Company and the trading price of our common stock; and

(2) Communications by employees of regulatory agencies and/or law enforcement may disrupt the sales of our products

Employees of federal, state and local regulatory agencies and/or law enforcement sometimes make statements and/or issue correspondence that claim or imply that certain hemp-derived cannabinoid products are unsafe or illegal. These statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, sometimes trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and sometimes result in decreased sales or returns/exchanges of our products.  This situation may have a material adverse effect on our Company and the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Deferred Contingent Stock

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger. Now that certain conditions and requirements have been met, starting on February 24, 2023, the deferred contingent stock has begun to be issued to certain recipients of the deferred contingent stock who have instructed the Company to issue to them their respective, earned deferred contingent stock. As of March 31, 2023, 410,000 shares of deferred contingent stock have been issued to certain recipients of deferred contingent stock, including 200,000 shares of deferred contingent stock to WJacobs. See NOTE 9 – SHAREHOLDERS’ EQUITY.

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

On April 28, 2023, Lifted purchased nearly all of the assets of its hemp flower products supplier Oculus CRS, LLC, Aztec, New Mexico, and merged with Oculus CHS Management Corp. In connection with the merger, 100 shares of unregistered common stock of LIFD were issued, and more shares will be issued at a later date. See NOTE 14 – SUBSEQUENT EVENTS.

The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act for the issuance of the shares of common stock described above.

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico

This Form 10-Q

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 15, 2023
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFTD Partners Inc.

Dated: May 12, 2023	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

