Form 10-Q
period 2023-06-30
LFTD PARTNERS INC.
filed 2023-08-11
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2023, there were 14,712,678 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,049,268	$3,530,623
Prepaid Expenses	911,477	1,668,961
Accounts Receivable, net of allowance of $261,200 in 2023 and $281,762 in 2022	2,814,647	2,410,327
Inventory	10,469,279	6,023,967
Income Tax Receivable	278,604	-
Current Portion of Settlement Asset	185,024	185,024
Other Current Assets	-	35,047
Total Current Assets	16,708,299	13,853,949
Goodwill	23,092,794	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	998	87,422
Fixed Assets, less accumulated depreciation of $361,349 in 2023 and $209,143 in 2022	1,893,439	1,020,255
Security and State Licensing Deposits	35,671	25,600
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $227,608 in 2023 and $206,008 in 2022	1,252,800	1,274,400
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $179,879 in 2023 and $100,892 in 2022	713,826	496,604
Non-Current Portion of Settlement Asset	92,512	185,024
Other Non-Current Assets	30,000	-
Total Assets	$45,716,539	$41,132,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$1,370,124	$1,357,524
Operating Lease Liability	168,430	117,719
Deferred Revenue	622,361	594,086
Earnout Liability Pursuant to the Oculus Merger Agreement	1,000,000	-
Income Tax Payable	-	77,641
Accounts Payable and Accrued Expenses	3,815,908	4,049,897
Accounts Payable - Related Party	1,860	2,229
Preferred Stock Dividends Payable	7,206	11,036
Total Current Liabilities	$6,985,890	$6,210,133
Non-Current Liabilities
Operating Lease Liability	546,546	384,417
Total Non-Current Liabilities	$546,546	$384,417
Total Liabilities	$7,532,435	$6,594,549
Commitments and Contingencies	-	-
Shareholders' Equity

Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which 400,000 shares of Series A Convertible Preferred Stock are authorized, and 4,500 shares of Series A Convertible Preferred Stock shares were issued and outstanding at June 30, 2023, and 4,500 shares of Series A Convertible Preferred Stock shares were issued and outstanding at December 31, 2022; and out of which 5,000,000 shares of Series B Convertible Preferred Stock are authorized, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at June 30, 2023, and 40,000 shares of Series B Convertible Preferred Stock shares were issued and outstanding at December 31, 2022

	45	45
Common Stock, $0.001 par value; 100,000,000 shares authorized; 14,512,678 shares issued and outstanding at June 30, 2023, and 14,102,578 shares issued and outstanding at December 31, 2022	14,513	14,103
Additional Paid-in Capital	40,121,209	38,762,260
235,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at June 30, 2023; no shares of Deferred Contingent Stock issuable at December 31, 2022	779,025	-
Accumulated Deficit	(2,730,688)	(4,238,735)
Total Shareholders' Equity	38,184,103	34,537,671
Total Liabilities and Shareholders' Equity	$45,716,539	$41,132,221

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales	$12,522,542	$16,776,502	$24,984,335	$34,865,379
Cost of Goods Sold	6,886,185	8,713,590	13,699,533	18,817,483
Gross Profit	5,636,357	8,062,912	11,284,802	16,047,896
Operating Expenses:
Deferred Contingent Stock Expense	-	-	2,138,175	-
Payroll Expenses	1,778,329	1,811,678	3,652,827	3,665,829
Company-Wide Management Bonus Pool	-	1,152,162	233,332	2,121,532
Professional Fees	256,328	203,402	605,144	320,629
Bank Charges and Merchant Fees	140,731	132,470	277,550	265,507
Advertising and Marketing	250,178	110,797	478,749	216,397
Bad Debt Expense	77,981	(311,209)	221,500	(63,209)
Depreciation and Amortization	44,989	6,706	83,122	9,409
Other Operating Expenses	715,147	528,608	1,326,613	911,070
Total Operating Expenses	3,263,683	3,634,615	9,017,012	7,447,164
Income From Operations	2,372,674	4,428,297	2,267,790	8,600,733
Other Income/(Expenses)
Interest Expense	(24,364)	(26,928)	(48,551)	(58,658)
Dividend Income	1,193	-	1,193	-
Penalties	(11,431)	222	(11,692)	(1,730)
Gain on Forgiveness of Debt	-	-	-	5,026
Settlement Income	-	108,570	-	108,570
Interest Income	10,664	521	25,476	1,013
Total Other Income/(Expenses)	(23,938)	82,385	(33,574)	54,220
Income Before Provision for Income Taxes	2,348,736	4,510,682	2,234,216	8,654,953
Provision for Income Taxes	(689,275)	(1,291,222)	(716,497)	(2,490,700)
Net Income Attributable to LFTD Partners Inc. common stockholders	$1,659,461	$3,219,460	$1,517,719	$6,164,253

Basic Net Income per Common Share	$0.11	$0.23	$0.10	$0.44
Diluted Net Income per Common Share	$0.10	$0.20	$0.09	$0.39

Weighted average number of common shares outstanding:
Basic	14,512,648	14,099,007	14,380,431	14,058,517
Diluted	16,689,846	15,906,205	16,557,629	15,865,715

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

								Deferred
							Additional	Contingent		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Stock	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	Equity
Balance, December 31, 2021	45,750	$46	14,027,578	$14,028	-	$-	$38,862,333	$-	$(11,414,602)	$27,461,804
Series A Preferred Stock dividend payable									(4,253)	(4,253)
Series B Preferred Stock dividend payable									(1,476)	(1,476)
Issuance of Common Stock Upon Exercise of Warrant			50,000	50			49,950			50,000
Repurchase and cancellation of Common Stock			(100,000)	(100)			(149,900)			(150,000)
Net Income									2,944,793	2,944,793
Balance, March 31, 2022	45,750	$46	13,977,578	$13,978	-	$-	$38,762,383	$-	$(8,475,539)	$30,300,868
Series A Preferred Stock dividend payable									(3,403)	(3,403)
Series B Preferred Stock dividend payable									(1,496)	(1,496)
Conversions of Series A Convertible Preferred Stock to Common Stock	(1,250)	(1)	125,000	125			(124)			-
Issuance of Common Stock										-
Repurchase and cancellation of Common Stock										-
Net Income									3,219,460	3,219,460
Balance, June 30, 2022	44,500	$45	14,102,578	14,103	-	$-	$38,762,260	$-	$(5,260,978)	$33,515,429

Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	-	$-	$38,762,260		$(4,238,735)	$34,537,671
Issuance of 410,000 of the total 645,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipients			410,000	410			$1,358,740	$779,025		2,138,175
Series A Preferred Stock dividend payable									(3,329)	(3,329)
Series B Preferred Stock dividend payable									(1,480)	(1,480)
Net Loss									(141,742)	(141,742)
Balance, March 31, 2023	44,500	$45	14,512,578	$14,513	-	$-	$40,121,000	$779,025	$(4,385,286)	$36,529,296
Series A Preferred Stock dividend payable									(3,366)	(3,366)
Series B Preferred Stock dividend payable									(1,497)	(1,497)
Issuance of 100 shares of common stock pursuant to the Oculus Merger Agreement			100	0.10			208.90			209
Net Income									1,659,461	1,659,461
Balance, June 30, 2023	44,500	$45	14,512,678	$14,513	$-	$-	$40,121,209	$779,025	$(2,730,688)	$38,184,103

Please see the accompanying notes to the consolidated financial statements for more information

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities
Net Income	$1,517,719	$6,164,253
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Deferred Contingent Stock Compensation Expense	2,138,175	-
Bad Debt Expense	221,500	(63,209)
Depreciation and Amortization	173,806	83,069
Gain on Forgiveness of Debt	-	(5,026)
Spoiled and Written Off Inventory	174,256	799,465
Sales Allowances	(571,687)	76,614
Deferred Income Taxes	86,424	391,602
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	6,395	418,837
Prepaid Expenses	757,484	1,420,190
Dividend Receivable from Bendistillery, Inc.	-	2,495
Income Tax Payable	(356,246)	(257,042)
Management Bonuses Payable	-	(941,562)
Company-wide Management Bonus Pool	-	565,477
Inventory	(4,472,138)	(7,038,765)
Other Current Assets	29,707	(4,360)
Trade Accounts Payable and Accrued Expenses	(233,989)	472,554
Accounts Payable and Interest Payable to Related Parties	(368)	(16,926)
Change in Settlement Asset	92,512	-
Change in Right Of Use Asset	78,987	(93,141)
Change in Finance & Operating Lease Liabilities	(34,933)	95,633
Deferred Revenue	28,275	(1,540,664)
Net Cash Provided by/(Used in) Operating Activities	(364,121)	529,492
Cash Flows From Investing Activities
Net Cash Paid as Part of the Oculus Transaction	(342,068)	-
Net Purchase of Fixed Assets	(695,831)	(85,297)
Net Cash Used in Investing Activities	(1,037,898)	(85,297)
Cash Flows From Financing Activities
Issuance of Common Stock	-	50,000
Payments of Dividends to Series A Convertible Preferred Stockholders	(13,499)	(17,147)
Proceeds from Borrowings Under Notes Payable to Related Party - Nick Warrender	-	2,750,000
Repayment of Borrowings Under Notes Payable to Related Party - Nick Warrender	-	(916,666)
Purchase of Shares of Common Stock	-	(150,000)
Payments on Finance Lease Liability	(35,836)	(11,970)
Other Financing Activities	(30,000)	-
Net Cash Provided By/(Used In) Financing Activities	(79,335)	1,704,217
Net Increase/(Decrease) in Cash	(1,481,355)	2,148,413
Cash and Cash Equivalents at Beginning of Period	3,530,623	1,602,731
Cash and Cash Equivalents at End of Period	$2,049,268	3,751,144

	For the Six Months Ended
	June 30,
	2023	2022
Supplemental Cash Flow Information:
Cash Paid For Interest	$48,551	$39,655
Cash Paid For Interest - Related Party	$-	$32,272
Cash Paid For Income Taxes	$946,936	$2,287,469

Non-Cash Activities:
Right-of-Use assets acquired from inception of Operating Leases	$296,209	$224,264
Conversion of Series A and Series B Preferred Stock to Common Stock	$-	$125

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

After acquiring, operating and then selling businesses involved in the defense sector, our business is currently directly or indirectly involved in the development, manufacture and/or sale or re-sale of a wide variety of branded, hemp-derived, psychoactive and alternative lifestyle products, and of products involving, nicotine, tobacco and marijuana.

We are primarily interested in acquiring rapidly growing, profitable companies that are also involved in the manufacture and sale of branded, hemp-derived, psychoactive and alternative lifestyle products (a “Canna-Infused Products Company”). Management of the Company is open-minded to the concept of also acquiring operating businesses and/or assets directly or indirectly involving products containing nicotine, tobacco, marijuana, distilled spirits, beer, wine, and/or real estate. In addition, management of the Company is open-minded to the concept of diversifying, by acquiring all or a portion of one or more operating businesses and/or assets that are considered to be “essential” businesses which are unlikely to be shut down by the government during pandemics such as COVID-19, or that have less regulatory risk than a Canna-Infused Products Company.

Lifted Made

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (formerly Warrender Enterprise Inc. d/b/a Lifted Liquids) (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”). Lifted manufactures and sells hemp-derived and psychoactive products under its award-winning Urb Finest Flowers (“Urb”) and Silly Shruum brands. Products currently sold by Lifted include, for example: disposable vapes, cartridges and gummies containing hemp-derived cannabinoids; joints and blunts containing various strains of hemp flower; gummies containing various ingredients such as muscimol, mushroom extracts, and kanna; and kava.

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

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

Asset Purchase Agreement

On April 28, 2023, Lifted purchased nearly all of the assets (the “Purchased Assets”) of its hemp flower products supplier Oculus CRS, LLC, Aztec, New Mexico (“Oculus”) for $342,068, net of $26,420 cash acquired. The Purchased Assets include, but are not limited to, Oculus’ operational equipment, office equipment, raw materials, inventory, cash on hand, accounts receivable, and a contract (the “Machine Purchase Contract”) to purchase, for a total of $309,213 (the “Machine Purchase Price”), a new machine that is ready for delivery, and that when delivered and installed will be used to automate a substantial portion of the manufacturing of the hemp flower products. $99,910 of the Machine Purchase Price had already been paid by Oculus, leaving $209,303 as the remaining portion of the Machine Purchase Price (the “Machine Purchase Final Payment”).

The gross Purchase Price of $368,488 purchase was paid by Lifted using cash on hand. At the closing, Oculus applied the entire Purchase Price to pay off all of Oculus’ liabilities as of the closing date (the “Oculus Liabilities”), including the Machine Purchase Final Payment. The only asset of Oculus that was not included in the Purchased Assets was Oculus’ rights as the plaintiff in a pending lawsuit filed by Oculus against a particular customer for an alleged breach of contract.

Agreement and Plan of Merger

Simultaneously with Lifted’s purchase of the Purchased Assets, Lifted executed an Agreement and Plan of Merger (“Oculus Merger Agreement”) with Oculus CHS Management Corp. (the “Management Corp.”), pursuant to which the Management Corp. was merged with and into Lifted, with Lifted being the surviving corporation in the merger (the “Merger”). The only assets of the Management Corp. were multi-year employment contracts with the owners/managers of Oculus, Chase and Hagan Sanchez (the “Employment Agreements”).

The Merger consideration (the “Merger consideration”) will be paid by Lifted to Chase and Hagan Sanchez in two installments.

The first installment of the Merger Consideration was paid by Lifted to Chase and Hagan Sanchez at the closing of the Merger, and consisted of 100 shares of unregistered common stock of LIFD.

The second installment of the Merger Consideration will be paid by Lifted to Chase and Hagan Sanchez following the first anniversary of the closing of the Merger which will be April 28, 2024. The second installment of the Oculus Merger Agreement will be calculated and paid out as follows:

(1) Lifted’s CEO Nicholas S. Warrender (“NWarrender”), in consultation with LIFD’s President and CFO William C. “Jake” Jacobs (“WJacobs”), will analyze and make a written determination (the “Determination”) of the incremental pre-tax cash flow that NWarrender estimates that the hemp flower products division is generating for Lifted above and beyond the annual profits that are currently being generated for Lifted due to Lifted’s current business relationship with Oculus (the “Incremental Pre-Tax Profits”), after taking into account all relevant financial factors including but not limited to the purchase price of the Purchased Assets, the merger consideration, and all items of income, expense and investment directly and indirectly associated with Lifted’s hemp flower products division, which Determination will be final and legally binding on all of the parties; and

(2) Within five days following delivery of the Determination, Lifted will pay Chase and Hagan Sanchez a second installment of Merger consideration equal to five times the Incremental Pre-Tax Profits, provided that (a) 20% of such second installment of Merger consideration shall be paid in the form of cash, (b) 80% of such second installment of Merger consideration shall be paid in the form of unregistered shares of common stock of LIFD, which unregistered shares of common stock of LIFD shall be valued at $5 per share regardless of whether LIFD’s common stock is then trading at a price that is lower or higher than $5 per share, and (c) such second installment of Merger consideration shall be subject to a minimum value of $1 million dollars and a maximum value of $6 million dollars (with the stock portion of the second installment of Merger consideration being valued at $5 per share under all circumstances.)

As examples, for illustrative purposes only:

(a)

If, according to NWarrender’s Determination, the Incremental Pre-Tax Profits of Lifted being generated by the business is $500,000, then the second installment of the Merger Consideration would be calculated as $500,000 X 5 = $2,500,000, of which ($2,500,000 X .2) = $500,000 would be in the form of cash, and the remaining $2,000,000 would be paid in the form of ($2,000,000/$5) = 400,000 newly issued shares of unregistered LIFD Common Stock;

(b)

If, according to NWarrender’s Determination, the Incremental Pre-Tax Profits of Lifted being generated by the business is $25,000, then the second installment of the Merger Consideration would be the minimum of $1,000,000, of which ($1,000,000 X .2) = $200,000 would be in the form of cash, and the remaining $800,000 would be paid in the form of ($800,000/$5) = 160,000 newly issued shares of unregistered LIFD Common Stock; and

(c)

If, according to NWarrender’s Determination, the Incremental Pre-Tax Profits of Lifted being generated by the business is $2,000,000, then the second installment of the Merger Consideration would be the maximum of $6,000,000, of which ($6,000,000 X .2) = $1,200,000 would be in the form of cash, and the remaining $4,800,000 would be paid in the form of ($4,800,000/$5) = 960,000 newly issued shares of unregistered LIFD Common Stock.

Accounting for Lifted’s Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

Consideration Paid Pursuant to the Asset Purchase Agreement

Cash used to pay off Oculus' liabilities at the closing	$368,488

Consideration Paid Pursuant to the Oculus Merger Agreement

First Installment of Merger Consideration
100 shares of common stock of LIFD issued at the closing of the Merger to Chase and Hagan Sanchez	$209

Second Installment of Merger Consideration
Value of minimum consideration to be paid in cash	$200,000
Value of minimum consideration to be paid in shares of common stock of LIFD (160,000 shares of common stock valued at $5.00 per share)	$800,000
Total Consideration	$1,368,697

Assets Acquired:

Cash	$26,420
Accounts receivable	$60,528
Inventory	$147,431
Fixed Assets	$329,559
Security and Utility Deposits	$4,732
Goodwill	$800,027
Total Assets Acquired	$1,368,697

Total Liabilities Assumed	$-

Net Assets Acquired	$1,368,697

Employment Agreements

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, all of the Management Corp.’s rights and obligations under the Employment Agreements have been assumed by Lifted. Chase and Hagan Sanchez are now the Vice President of Flower and General Manager of Flower of Lifted, respectively, and will continue to manage the hemp flower products business in Aztec, NM, which will operate as a hemp flower products division within Lifted, reporting to NWarrender, Lifted’s CEO. Pursuant to Chase Sanchez’s employment agreement, his salary is $150,000 per year. Hagan Sanchez’s salary is $100,000 per year. Both agreements are subject to termination with or without cause, non-solicitation, non-competition and non-disclosure clauses.

In addition to Chase and Hagan Sanchez, a total of 20 other people who previously worked at Oculus have now transitioned to become full-time employees of Lifted. Lifted has agreed to pay employment bonuses to certain of these new people, in an aggregate amount totaling $50,000, pursuant to written instructions to Lifted from Chase and Hagan Sanchez.

Lease Agreement – Aztec New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted has assumed Oculus’ lease of office and operational space in Aztec, New Mexico. The leased premises includes a shop building of approximately 4,800 square feet and adjacent fenced parking area located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico. The term of this lease shall be for a period of one (1) year, commencing on the 1st day of December 2022, and continuing in force until the 30th day of November, 2023, unless terminated earlier as provided in this lease. The lease payments are $3,850 per month. All monthly payments are due and payable in advance on the first day of each month. The lessee is also required to pay taxes, insurance and certain maintenance costs of the leased premises. The lease is accounted for as an operating lease.

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

Obligation to Purchase Headquarters Building

Toward the end of 2020, our Vice Chairman and Chief Operating Officer NWarrender, through his assigned entity 95th Holdings, LLC (“Holdings”), purchased a building located at 5511 95th Avenue in Kenosha, Wisconsin (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to valuation based on a formula agreed upon by the parties. Pursuant to an agreement with NWarrender on December 30, 2021, the parties agreed to set the purchase price for the 5511 Building at $1,375,000. Prior to the Acceleration Agreement, which was entered into by the Company with NWarrender on July 5, 2022, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building has been extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raise $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the 5511 Building from Holdings at the agreed upon $1,375,000 purchase price within two days.

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

Capital Raise

Cash on hand is currently limited, so in order to purchase for $1.375 million the 5511 Building, to  build our available working capital, to close future acquisitions, and potentially also in order to pay other corporate obligations such as certain bonuses, our company-wide bonus pool, and/or income taxes, it may be necessary for us to raise substantial additional capital, and no guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

We are currently exploring the possibility of raising $3 million or more through some combination of debt and equity offerings in order to purchase for $1.375 million the 5511 Building, to build our available working capital, to pay transactional fees and expenses, and potentially also to pay off other liabilities of the Company and Lifted such as certain bonuses, our company-wide bonus pool, and/or income taxes. If we proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

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

Use of Estimates – The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include the allowance for doubtful accounts, sales allowance, estimated useful lives of property, plant and equipment, valuation allowance on deferred income tax assets, the earnout liability pursuant to the Oculus Merger Agreement, and the fair value of stock options and warrants.

Cash and Cash Equivalents – Cash and cash equivalents as of June 30, 2023 and December 31, 2022 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Accounts Receivable – The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded (the “Allowance for Doubtful Accounts”), which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s recent loss history and an overall assessment of past due trade accounts receivable outstanding. As of December 31, 2021, the Company implemented a new policy regarding allowances for doubtful accounts, which is that all accounts receivable older than 90 days at quarter end are accrued for in allowances for doubtful accounts. Allowances for doubtful accounts of $261,200 and $281,762 were reported at June 30, 2023 and December 31, 2022, respectively. Sales allowances, which reduce gross sales on the Consolidated Statements of Operations, are recorded for estimated future discounts/refunds and product returns and are netted against accounts receivable on the Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, accounts receivable were reduced by $364,194 and $935,881, respectively, as a result of the sales allowance.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Raw Goods	$5,790,295	$3,407,196
Finished Goods	$4,678,984	$2,616,771
Total Inventory	$10,469,279	$6,023,967

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At June 30, 2023, $257,449 of overhead costs were allocated to finished goods. In comparison, during the quarter ended June 30, 2022, $97,574 of overhead costs were allocated to finished goods.

During the quarters ended June 30, 2023, and 2022, $42,289 and $238,048 of obsolete and spoiled inventory was written off, respectively.

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

The Company has paid security deposits for its leased facilities located at 8920 58th Place, Suite 850, Kenosha, WI 53144, 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144, 9560 58th Place, Suite 360, Kenosha, WI 53144, 2701-09 West Fulton PH, Chicago, Illinois 60612, 5732 95th Avenue, Suites 100-300, Kenosha, WI 53144.

As part of Lifted’s acquisition of the assets of Oculus, Lifted has assumed Oculus’ lease of office and operational space in Aztec, New Mexico, and the security deposit that had been previously paid by Oculus to the landlord of the leased space in Aztec, New Mexico.

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

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the three months ended				For the six months ended
	June 30,				June 30,
Location of Sale	2023		2022		2023		2022
Inside of USA	$12,509,778	99.90%	$16,759,725	99.90%	$24,959,109	99.90%	$34,830,514	99.90%
Outside of USA	$12,764	0.10%	$1,678	0.01%	$25,226	0.10%	$3,487	0.01%
Net Sales	$12,522,542	100%	$16,776,502	100%	$24,984,335	100%	$34,865,379	100%

	For the three months ended				For the six months ended
	June 30,				June 30,
Type of Sale	2023		2022		2023		2022
Net sales of raw materials to customers	$692	0%	$13,250	0%	$3,078	0%	$18,632	0%
Net sales of products to private label clients	689,062	6%	-	0%	865,782	3%	84,142	0%
Net sales of products to wholesalers	2,462,335	20%	1,945,785	12%	4,901,856	20%	4,420,993	13%
Net sales of products to distributors	8,820,333	70%	14,350,448	86%	18,097,919	72%	27,739,730	80%
Net sales of products to end consumers	550,120	4%	467,019	3%	1,115,701	4%	2,601,882	7%
Net Sales	$12,522,542	100%	$16,776,502	100%	$24,984,335	100%	$34,865,379	100%

	For the three months ended				For the six months ended
	June 30,				June 30,
Hemp vs Non-Hemp Product Sales	2023		2022		2023		2022
Net sales of hemp products	$11,165,555	89%	$16,508,078	98%	$22,630,405	91%	$33,924,014	97%
Net sales of non-hemp products	1,356,987	11%	268,424	2%	2,353,930	9%	941,365	3%
Net Sales	$12,522,542	100%	$16,776,502	100%	$24,984,335	100%	$34,865,379	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Product Type	2023		2022		2023		2022
Vapes	$6,458,977	52%	$9,331,278	56%	$12,440,638	50%	$18,737,494	54%
Edibles	3,692,861	29%	4,092,491	24%	7,556,017	30%	9,157,377	26%
Flower	1,417,934	11%	767,862	5%	3,037,968	12%	2,034,083	6%
Cartridges	945,311	8%	2,584,871	15%	1,942,255	8%	4,936,425	14%
Apparel and Accessories	7,459	0%	-	0%	7,459	0%	-	0%
Net Sales	$12,522,542	100%	$16,776,502	100%	$24,984,335	100%	$34,865,379	100%

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

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Contract Assets (invoiced but unfulfilled performance obligations)	$616,201	$594,086

Deposits from customers for unfulfilled orders	$6,160	$-

Total Deferred Revenue	$622,361	$594,086

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

Cost of goods sold amounted to $6,886,185 and $8,713,590 during the quarters ended June 30, 2023 and 2022, respectively. $42,289 and $238,048 of cost of goods sold relates to spoiled and obsolete inventory written off during the quarters ended June 30, 2023 and 2022, respectively.

Operating Expenses – Operating expenses include accounts such as payroll expenses, deferred stock compensation expense, the company-wide management bonus pool, management bonuses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, and other operating expenses. Total operating expenses decreased to $3,263,683 for the quarter ended June 30, 2023, down from $3,634,615 during the quarter ended June 30, 2022.

During the six months ended June 30 2023, total operating expenses included a one-time, non-cash stock compensation expense of $2,138,175, whereas no stock compensation was recorded in the in the six months ended June 30, 2022. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge swung our Company from net income for the six months ended June 30, 2023 of $3,102,567 to net income of $1,517,719. But for this charge, our Company would have reported a basic and fully diluted EPS for the six months ended June 30, 2023 of $0.22 and $0.19, respectively.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$1,659,461	$3,219,460	$1,517,719	$6,164,253

Weighted average number of common shares outstanding:
Basic	14,512,648	14,099,007	14,380,431	14,058,517
Diluted	16,689,846	15,906,205	16,557,629	15,865,715

Basic Net Income per Common Share	$0.11	$0.23	$0.10	$0.44
Diluted Net Income per Common Share	$0.10	$0.20	$0.09	$0.39

As of June 30, 2023, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

At June 30, 2023, the Company had 4,500 shares of Series A Preferred Stock outstanding convertible into 450,000 shares of common stock; these are included in the diluted earnings calculation. At June 30, 2023, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5/share) was higher than the stock closing price at June 30, 2023 ($2.21/share). There were also 235,000 shares of issuable Deferred Contingent Stock included in the June 30, 2023 diluted EPS calculation. Also included in the June 30, 2023 diluted EPS calculation was the minimum number of shares of common stock (160,000) that will eventually be issued pursuant to the Oculus Merger Agreement.

In comparison, as of June 30, 2022, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (d) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (e) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share outstanding at June 30, 2022: of the total, warrants to purchase 1,650,000 shares of our common stock were vested, while the remaining warrants to purchase 645,000 shares of our common stock were not vested and were subject to certain conditions and requirements.

Also outstanding at June 30, 2022, the Company had Series A Preferred Stock outstanding convertible into 450,000 shares of common stock; these are included in the diluted earnings calculation. At June 30, 2022, the Company had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5/share) was higher than the stock closing price at June 30, 2022 ($4/share).

Recent Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (codified as Accounting Standards Codification (“ASC”) Topic 326). ASC 326 adds to US Generally Accepted Accounting Principles (“GAAP”) the current expected credit loss model, a measurement model based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 and its amendments were effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 effective January 1, 2023, and the adoption did not have a significant impact on the allowance for doubtful accounts associated with the Company’s trade accounts receivable.

The Company is researching what other pronouncements may be applicable to the Company’s accounting and whether or not any other pronouncements should be adopted.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the quarter ended June 30, 2023, the Company incurred $250,178 in advertising and marketing expenses, which primarily related to advertising, trade shows, promotional products and marketing. During the quarter ended June 30, 2022, the Company incurred $110,797 in advertising and marketing expenses, which primarily related to trade shows, marketing, and promotional products and public relations.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $2,730,688 as of June 30, 2023. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially any future changes to the so-called “Farm Bill” at the federal level, any new rule proposed by the federal Drug Enforcement Administration that might attempt to classify certain hemp-derived products as controlled substances, and any other federal or state laws and regulations related to hemp-derived cannabinoids, nicotine or tobacco products, kratom, psychoactive products and/or vaping. The company is also subject to vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk.

The Company maintains levels of cash bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and it believes that it is not exposed to any significant credit risk on cash.

No assurance or guarantee whatsoever can be given that the net income of the Company’s wholly-owned subsidiary Lifted will be sufficient to allow the Company to pay all of its operating expenses, the dividends accruing and being paid on the Company’s preferred stock, the company-wide bonus pool, and the 2023 Retention Bonuses. As a result, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risks – During the quarter ended June 30, 2023, 16 customers made up approximately 50% of Lifted Made’s sales. In comparison, during the quarter ended June 30, 2022, twelve customers made up approximately 50% of Lifted Made’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the quarter ended June 30, 2023, approximately 68% of the Inventory that Lifted purchased were from five vendors. In comparison, regarding the purchases of Inventory during the quarter ended June 30, 2022, approximately 73% of the purchased Inventory were from five vendors.

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

On July 13, 2023, the management of LFTD Partners had a video conference with the officers of Ablis, Bendistillery and Bend Spirits. During this meeting, the management of those companies reviewed the performance of Ablis, Bendistillery and Bend Spirits during the quarter and six months ended June 30, 2023. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: the planned launching of new Ablis products; positive net income in the first half of 2023, up from a loss in the first half of 2022; and a focus on cost savings. The information that was shared by the management of Bendistillery and Bend Spirits included, among other things: positive net income in the first half of 2023, up from a loss in the first half of 2022; and the planned launch of a new Crater Lake Spirits product.

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

The Company performed its annual fair value assessment at December 31, 2022 on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary. The factors that led the Company to this conclusion include, among other things: continued growth in sales and profitability year-over-year, the launch of first-to-market, ground-breaking new products, the addition of more wholesalers and distributors nationwide, increased sales to wholesalers and end consumers, the continued growth of Lifted’s flagship brand Urb Finest Flowers, and continued positive publicity of Lifted.

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

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	June 30, 2023	December 31, 2022
Machinery & Equipment	$1,423,745	$664,606
Leasehold Improvements	$560,806	$379,499
Trade Show Booths	$68,701	$10,000
Vehicles	$75,047	$75,047
Computer Equipment	$18,979	$7,312
Furniture & Fixtures	$107,509	$92,934
Sub-total:	$2,254,788	$1,229,398

Less: accumulated depreciation	$(361,349)	$(209,143)
	$1,893,439	$1,020,255

The useful lives of the Company’s fixed assets by asset class are as follows:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Leasehold Improvements are depreciated over the shorter of the length of the lease or the estimated useful life. After allocating depreciation of machinery and equipment of $44,495 and $77,725, respectively, as overhead to finished goods, depreciation expense of $40,669 and $74,481, respectively, was recognized during the three and six months ended June 30, 2023.

In comparison, during the three and six months ended June 30, 2022, $13,200 and $26,127, respectively, of depreciation related to machinery and equipment was allocated as overhead to finished goods. After allocating depreciation of machinery and equipment for the quarter as overhead to finished goods, depreciation expense of $16,402 and $31,575, respectively, was recognized for the three and six months ended June 30, 2022. Also, in the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

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

NOTE 7 – INTANGIBLE ASSETS, NET

Website

The cost of developing Lifted’s website, www.LiftedMade.com, which has been superseded by www.urb.shop, was amortized over 32 months. No amortization related to the website was recognized during the three and six months ended June 30, 2023 since the website intangible asset was fully amortized as of December 31, 2022. In comparison, $347 and $693, respectively, in amortization related to the website was recognized during the three and six months ended June 30, 2022.

NOTE 8 – RELATED PARTY TRANSACTIONS

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee. Mr. Warrender is also a Director of LFTD Partners Inc. During the three and six months ended June 30, 2023, $16,154 and $30,000, respectively, in wages were paid to Mr. Warrender. During the three and six months ended June 30, 2022, $13,846 and $23,077, respectively, in wages were paid to Mr. Warrender. As of June 30, 2023, $1,860 in expense reimbursements were owed to Mr. Warrender.

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

Robert T. Warrender III

Mr. Robert T. Warrender III is NWarrender’s brother, and Director Mr. Robert T. Warrender II’s son. From January 9, 2023 until July 1, 2023, Mr. Warrender worked for Lifted as an employee in sales; previously, Mr. Warrender operated as an independent contractor of Lifted. During the three and six months ended June 30, 2023, $13,470 and $22,700 in compensation was paid to Mr. Warrender. In comparison, during the three and six months ended June 30, 2022, $20,961 and $54,384 in compensation was paid to Mr. Warrender.

Vincent J. Mesolella

During three and six months ended June 30, 2023 and 2022, Lead Outside Director, Mr. Vincent J. Mesolella received directors fees in the amount of $4,000 for each quarter. During the quarter ended March 31, 2022, Mr. Mesolella was also paid $40,000 of the Modified 2021 Bonus Pool Amount.

Joshua A. Bloom

During the three and six months ended June 30, 2023 and 2022, Director Dr. Joshua A. Bloom received quarterly directors fees in the amount of $4,000 for each quarter. During the quarter ended March 31, 2022, Dr. Bloom was also paid $20,000 of the Modified 2021 Bonus Pool Amount.

Richard E. Morrissy

During the three and six months ended June 30, 2023 and 2022, Director Mr. Richard E. Morrissy received quarterly directors fees in the amount of $4,000 for each quarter.

James S. Jacobs

During three and six months ended June 30, 2023 and 2022, Director Dr. James S. Jacobs received quarterly directors fees in the amount of $4,000 for each quarter. Dr. Jacobs is the brother of CEO GJacobs, and Dr. Jacobs is the uncle of WJacobs.

Kevin J. Rocio

During the three and six months ended June 30, 2023 and 2022, Director Mr. Kevin J. Rocio received quarterly directors fees in the amount of $4,000 for each quarter.

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

Prior to July 25, 2022, the $2.75 M Note payable jointly by the Company and Lifted to NWarrender was secured by a perfected first lien security interest (the “Security Interest”) that encumbered all of the assets of the Company and Lifted. The Company was obligated to pay off the principal of the $2.75 M Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

On June 7, 2022, LFTD Partners prepaid $916,666 of the principal of the $2.75 M Note, and $29,384 of related accrued interest through that date, which left $1,833,334 remaining principal on the $2.75 M Note. On July 5, 2022, we entered into an agreement (“Acceleration Agreement”) with NWarrender. Under the terms of the Acceleration Agreement, we were obligated to repay the remaining principal balance as follows: $1,374,999 on or before December 31, 2022, and $458,335 on or before December 31, 2024. Then, on July 8, 2022, we prepaid $916,666, along with accrued interest, and then, on July 25, 2022, we prepaid the remaining principal balance of $916,668 and accrued interest in full, and all collateral securing the $2.75M Note was released.

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

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owns a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both located in Kenosha, Wisconsin. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. Periodically, Corner Vapory may purchase products from Lifted.  No sales were made during the six months ended June 30, 2023, and no accounts receivable was outstanding as of June 30, 2023.

In comparison, during the three and six months ended June 30, 2022, Corner Vapory LLC purchased $24,873 and $31,104, respectively, worth of products from Lifted, and Lifted recorded a receivable of $24,873 from Corner Vapory as of June 30, 2022.

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

Landlord is an entity owned by NWarrender, the Company’s Vice Chairman and COO, the CEO of Lifted, and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Mr. Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender is able to benefit through his entity 95th Holdings, LLC by receiving rent and by eventually selling the Premises to Lifted.

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

As of June 30, 2023, 61,650 shares of Series A Preferred Stock have been converted into a total of 6,165,000 shares of common stock of the Company, which leaves 4,500 shares of Series A Preferred Stock currently outstanding, convertible into 450,000 shares of common stock of the Company.

As of June 30, 2023 and December 31, 2022, the Company has accrued a liability of $2,435 and $9,240, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series A Convertible Preferred Stock. During the three and six months ended June 30, 2023, a total of $10,500 and $13,499, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the three and six months ended June 30, 2022, a total of $14,147 and $17,147, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of June 30, 2023, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of June 30, 2023 and December 31, 2022, the Company has accrued a liability of $4,771 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the six months ended June 30, 2023 and 2022, no cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

The Valuation Firm’s report also indicated that, for tax reporting purposes, discounts ranging from 23% to 31% for lack of marketability and blockage should be used when valuing the Deferred Contingent Stock that was issued during the first quarter of 2023. In the Finnerty Protective Put model for each unique block of issued stock, the Valuation Firm has assumed a minimum term of six months, equal to the minimum time to sell the subject shares due to their restricted nature; and a maximum term equal to the amount of time it would take for the market to absorb the additional shares based upon an assumed additional volume of 7.5%. The Valuation Firm also assumed that no dividends on common stock will be paid, and that the expected volatility is based on the historical volatility of the trading of LIFD’s common stock. As of June 30, 2023, 410,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

In comparison, no share-based compensation expense was recognized during the three and six months ended June 30, 2022.

The following is a summary of share-based compensation, stock option and warrant activity as of June 30, 2023 and changes during the three months then ended:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, April 1, 2023	3,587,198	$3.84	1.82	$636,771
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, June 30, 2023	3,612,198	$3.85	1.57	$453,593
Outstanding Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, June 30, 2023	3,612,198	$3.85	1.57	$453,593

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

Lease of Space Located at 5732 95th Avenue, Suites 100-300, Kenosha, Wisconsin 53144

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

First Amendment to the 5732 Lease

Effective April 1, 2023 (the “Expansion Date”), the 5732 Lease was amended (the "First Amendment to the 5732 Lease”) to expand the square footage of the leased space to include an additional 2,668 square feet of space located at 5732 95th Avenue, Suite 100, Kenosha, Wisconsin 53144 (the “Expansion Area”).

Commencing on the Expansion Date, the base monthly rent for the Expansion Area is:

Date	Base Monthly Rent
April 1, 2023 – January 31, 2024	$1,945.42
February 1, 2024 – January 31, 2025	$2,023.23
February 1, 2025 – January 31, 2026	$2,104.16
February 1, 2026 – January 31, 2027	$2,188.33
February 1, 2027 – January 31, 2028	$2,275.86
February 1, 2028 – February 29, 2028	$2,366.90

Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs.

The 5732 Lease and the First Amendment to the 5732 Lease are accounted for as a single operating lease.

Lease of Space Located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted has assumed Oculus’ lease of office and operational space in Aztec, New Mexico. The leased premises includes a shop building of approximately 4,800 square feet and adjacent fenced parking area located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico. The term of this lease shall be for a period of one (1) year, commencing on the 1st day of December 2022, and continuing in force until the 30th day of November, 2023, unless terminated earlier as provided in this lease. The lease payments are $3,850 per month. All monthly payments are due and payable in advance on the first day of each month. The lessee is also required to pay taxes, insurance and certain maintenance costs of the leased premises. Since the term is less than twelve months, this lease is not recorded on the Consolidated Balance Sheet, and lease expense is recognized on a straight-line basis over the lease term.

Third Party Facilities

From time to time, the Company maintains inventory at third party copacker facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2023
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $179,879	Non-Current Assets	$713,826

Liability	Balance Sheet Line	June 30, 2023
Operating Lease Liabilities	Current Liabilities	$168,430
	Non-Current Liabilities	$546,546

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2023
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $227,608 in 2023	Non-Current Assets	$1,252,800

Liability	Balance Sheet Line	June 30, 2023
Finance Lease Liabilities	Current Liabilities	$1,370,124

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended June 30,
Lease Cost:	2023	2022
Finance lease expense:
Amortization of Right-of-Use Assets	$10,800	$12,337
Interest on lease liabilities	24,274	11,232
Operating lease expense	55,314	$20,147
Total	$90,388	$43,716

	For the Six Months Ended June 30,
Lease Cost:	2023	2022
Finance lease expense:
Amortization of Right-of-Use Assets	$21,600	$24,673
Interest on lease liabilities	48,437	22,521
Operating lease expense	100,022	$40,295
Total	$170,059	$87,489

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

Maturity Analysis as of June 30, 2023:

	Finance	Operating
2023	$1,410,836	$105,579
2024	-	208,519
2025	-	191,533
2026	-	197,622
2027	-	110,969
Thereafter	-	12,588
Total	1,410,836	826,810
Less: Present value discount	(40,712)	(111,833)
Lease liability	$1,370,124	$714,977

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

At June 30, 2023, the bonus payable to the CSO totaled $275,524. In comparison, at December 31, 2022, the bonus payable to the CSO totaled $265,694. This bonus is accrued in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

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

On May 25, 2023, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit: Martha, Edgar v. Lifted Liquids. Mr. Edgar Martha, who worked in Lifted’s production facility, had sued Lifted in regard to an alleged chemical burn. In May 2023, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit in exchange for $5,000 paid by Lifted to Mr. Martha.

On February 1, 2022, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit: Lifted Liquids, Inc. v. Monkey Bones Distribution LLC (United States Circuit Court for Kenosha County of the State of Wisconsin; Civil Case No. 2021 CV 001196).

In December 2021, our wholly-owned subsidiary Lifted sued distributor Monkey Bones Distribution, LLC (“Monkey Bones”) for breach of contract for its failure to pay funds due under the agreement between the parties. In February 2022, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit in exchange for $36,100.28 paid by Monkey Bones to Lifted Liquids and 15,000 custom gray scale empty disposable devices delivered to Monkey Bones by Lifted. The parties performed the settlement agreement and the matter was dismissed on February 3, 2022.

NOTE 12 – COMPANY-WIDE MANAGEMENT BONUS POOL

Pursuant to the employment agreements entered into between the Company and its three principal executives GJacobs, WJacobs and NWarrender (individually, “Executive”), the Company is obligated to compensate management of the Company via a management bonus pool.

For each fiscal year during the Employment Term, the Executive shall be eligible to be considered for an annual bonus (the “Annual Bonus”) as part of a Company-wide management bonus pool arrangement. During the fourth quarter of each year, the Chairman of the Compensation Committee of the Board (the “Compensation Committee”) shall recommend in writing a consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) target (each, a “Target”) for the following year (the “Target Year”), which Target must be approved in writing by each of the following for as long as he remains employed by the Company: GJacobs, WJacobs, and NWarrender (collectively, and with respect to each for only as long as he is an employee of the Company, the “Executive Management Group”). If the Chairman of the Compensation Committee does not recommend in writing a Target for a Target Year that is approved in writing by all of the members of the Executive Management Group prior to the commencement of the Target Year, then the Target for the Target Year shall be equal to the actual consolidated EBITDA of the Company and its subsidiaries during the then-current year (i.e., the year preceding the Target Year) as certified in writing by the Company’s outside firm of independent certified public accountants. If the actual consolidated EBITDA of the Company and its subsidiaries during the Target Year as certified in writing by the Company’s outside firm of independent certified public accountants exceeds the Target (the amount by which the actual consolidated EBITDA of the Company and its subsidiaries during the Target Year as certified in writing by the Company’s outside firm of independent certified public accountants exceeds the Target, the “Excess Amount”), then cash equal to 33% of the Excess Amount shall be set aside by the Company as a cash management bonus pool (the “Bonus Pool”), and the amount of the Bonus Pool shall be allocated and paid out by the Company as bonuses or fees to the officers of the Company and its subsidiaries (and potentially, to directors or third parties who have significantly helped the Company and its subsidiaries during the Target Year), with the amount to be paid to each payee, including the amount of any Annual Bonus to be paid to the Executive, to be determined by unanimous written agreement of the Executive Management Group, in their sole discretion. The Executive expressly agrees and acknowledges that the amount of the Annual Bonus (if any) allocated and paid to the Executive as so determined by unanimous written agreement of the Executive Management Group shall be final, non-appealable, and binding upon the Executive, regardless of whether the Executive receives any Annual Bonus, and regardless of whether any Annual Bonus received by the Executive is higher or lower than any other person’s bonus, under any and all circumstances whatsoever. The Company shall pay the Executive the Annual Bonus, if any, no later than March 15th of the year following the applicable Target Year. In the event that there is funding for the Bonus Pool but the Executive Management Group does not reach a unanimous decision on Bonus allocations, then no annual bonus shall be paid. The Annual Bonus Pool would then be placed in escrow and the Executive Management Group would mediate.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Current
Domestic-Federal	$256,091	$798,828	$373,793	$1,381,448
Domestic-State	166,282	382,298	216,287	661,123
Franchise taxes	30,501	13,948	39,993	56,528
Foreign	-	-	-	-
	452,875	1,195,074	630,073	2,099,099
Deferred
Domestic-Federal	211,799	71,563	97,264	302,155
Domestic-State	24,601	24,585	(10,840)	89,446
Foreign	-	-	-	-
	236,400	96,148	86,424	391,601
Total Provision (Benefit) for Income Taxes	$689,275	$1,291,222	$716,497	$2,490,700

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision (benefit) for income taxes on continuing operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Domestic-Federal	$484,954	$947,243	$460,905	$1,817,540
State taxes, net of federal benefit	157,386	282,842	149,976	624,409
Non-deductible expenses	14,637	4,609	63,976	6,581
Franchise taxes	30,502	56,528	39,993	56,528
Revision of prior years' provision to return filing	44,950	-	44,950	-
Change in estimated future income tax rates	(37,764)	-	(42,691)	(131,918)
Change in valuation allowance	(4,778)	-	-	117,560
Other	(612)	-	(612)	-
Total Provision (Benefit) for Income Taxes	$689,275	$1,291,222	$716,497	$2,490,700

Deferred tax assets and liabilities as of June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Deferred Tax Assets:
Stock-based compensation	$3,012,887	$2,754,875
Sales Allowances	101,367	256,650
Accrued Related Party Expenses	518	612
Allowance for Doubtful Accounts	72,701	77,269
Lease Liabilities	35,528	23,060
Less: Valuation allowance for stock-based compensation	(2,754,875)	(2,754,875)
Total Deferred Tax Assets	468,126	357,591

Deferred Tax Liabilities:
Depreciation & Amortization	(464,654)	(270,169)
Goodwill	(2,474)	-
Total Deferred Tax Liabilities	(467,128)	(270,169)

Net Deferred Tax Assets/(Liabilities)	$998	$87,422

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q and has noted the following subsequent events for disclosure purposes:

Jeeter Agreement

On July 17, 2023, Lifted Liquids, Inc. d/b/a Lifted Made (“Lifted”), a wholly owned subsidiary of LFTD Partners Inc., and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”) entered a Manufacturing, Sales and Marketing Agreement dated as of July 14, 2023 (the “Jeeter Agreement”). Pursuant to the Jeeter Agreement: (1) Jeeter has appointed Lifted as its exclusive manufacturer, seller and distributor within the United States of vape, gummies and pre-rolled products containing hemp-derived cannabinoids sold under the Jeeter brand (“Products”); (2) Jeeter and Lifted will agree upon the devices, formulation, design, packaging, run costs, and marketing of each of the Products; (3) Jeeter and Lifted will share equally the costs of manufacturing, marketing, distributing and insuring the Products (“Product Costs”); and (4) the revenue from all Product sales, minus applicable Product offsets and sales commissions (“Aggregate Product Revenue”), will be allocated 60% to Jeeter and 40% to Lifted.

The Jeeter Agreement is for an Initial Term of two years, provided that if the completed Product sales during the first year of the Initial Term are a minimum of $48 million (the “Minimum Sales”), then the Initial Term will automatically continue until the end of the second year of the Initial Term. Jeeter and Lifted may mutually agree in writing to extend the Jeeter Agreement for Renewal Terms of at least one year each, but if not so extended then the Jeeter Agreement will automatically terminate.

Jeeter may terminate the Jeeter Agreement at any time upon written notice to Lifted upon any of the following: (1) if Lifted fails to achieve the Minimum Sales during any 12 month period; (2) if there is any material change in federal legislation regarding the manufacturing, sale, use or consumption of hemp-derived Delta-8-THC that in Jeeter’s sole and absolute determination has an adverse impact upon the Jeeter Agreement; or (3) if Jeeter determines in its sole and absolute discretion that the sale of Products under the Jeeter Agreement has or is reasonably likely to have an adverse impact on Jeeter’s Delta-9-THC product business.

The Jeeter Agreement provides that if Aggregate Product Revenue achieves $1.5 million or more in a single month, then thereafter so long as Aggregate Product Revenue achieves $9 million or more in each six month period, Lifted shall be prohibited from directly or indirectly manufacturing, marketing, distributing, promoting or selling pre-rolled joints made from hemp or cannabis in the United States (except under the Jeeter Agreement) during the remaining term of the Jeeter Agreement.

Mirsky Agreement

On July 11, 2023, Lifted and Florence Mirsky (“Mirsky”) entered into an Agreement (the “Mirsky Agreement”). Pursuant to the Mirsky Agreement, in consideration of Mirsky’s introduction of Jeeter to Lifted, Lifted shall pay to Mirsky finder’s fees equal to 6.5% of the amount, if any, by which Lifted’s share of the Aggregate Product Revenue under the Jeeter Agreement exceeds Lifted’s share of the Product Costs under the Jeeter Agreement.

Conversion of Series A Preferred Stock by a Non-Affiliated Shareholder

On August 4, 2023, a non-affiliated shareholder of the Company converted his 2,000 shares of Series A Preferred Stock into 200,000 shares of unregistered common stock of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the six months ended June 30, 2023 from $3,102,567 to $1,517,719.  But for this charge, our Company would have reported a basic and fully diluted EPS of $0.22 and $0.19, respectively, for the six months ended June 30, 2023.

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc. had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $2,730,688 as of June 30, 2023. LFTD Partners Inc. is currently also accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, and has certain bonuses being accrued, among other ongoing financial obligations. In addition, as extensively discussed in the Company’s 2022 Annual Report on Form 10-K, we are subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

The legal and regulatory risks facing Lifted's business are particularly acute at this point in time, in at least two respects: (1) An official of the federal Drug Enforcement Administration (the "DEA") made a presentation at a conference in Houston in April 2023, in which that official reportedly stated that the DEA plans to issue a new rule that would have the effect of classifying certain hemp-derived cannabinoids as controlled substances. If such a new rule were to be issued and become legally binding upon Lifted, it could have a material adverse effect upon over 90% of Lifted's business and upon the trading price of the Company's common stock; and (2) A new or amended federal "Farm Bill" is expected to be passed by Congress and signed by the President  sometime during the second half of 2023 or the first half of 2024. If such a new or amended federal "Farm Bill" were to eliminate or limit the legality of hemp and hemp-derivatives, it could have a material adverse effect upon over 90% of Lifted's business and upon the trading price of the Company's common stock.

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

The Company has a history of losses as evidenced by the accumulated deficit at June 30, 2023 of $2,730,688. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended
	June 30,
	2023	2022
Net Cash Provided by/(Used in) Operating Activities	$(364,121)	$529,492
Net Cash Used in Investing Activities	$(1,037,898)	$(85,297)
Net Cash Provided By/(Used In) Financing Activities	$(79,335)	$1,704,217

Cash Flows From Operating Activities

Net cash used in operating activities was $364,121 for the six months ended June 30, 2023, compared to net cash provided by operating activities of $529,492 for the six months ended June 30, 2022. During the six months ended June 30, 2023, net cash provided by operating activities primarily resulted from net income of $1,517,719, which includes non-cash expenses of $2,222,475, offset by increases in working capital items of $4,104,315. Non-cash expenses are primarily related to $2,138,175 of stock compensation expense. Working capital of $4,472,138 was used to purchase inventory. In comparison, during the six months ended June 30, 2022, net cash provided by operating activities was primarily generated from net income of $6,164,253; cash was primarily used for the purchase of inventory.

Cash Flows From Investing Activities

Net cash used in investing activities was $1,037,898 and $85,297 during the six months ended June 30, 2023 and 2022, respectively.  In 2023, Lifted spent $342,068 to purchase net assets from Oculus CRS, LLC and spent $695,831 for net purchases of fixed assets.  In 2022, cash used in investing activities of $85,297 was used to purchase fixed assets.

Cash Flows From Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was $79,335, primarily driven by finance lease liability payments of $35,836. During the six months ended June 30, 2022, net cash provided by financing activities was $1,704,217, and was primarily driven by proceeds from the $2.75M Note, which was offset primarily by the repurchase of common stock of $150,000 and early repayment of the $2.75M Note totaling $916,666.

During the six months ended June 30, 2023, net cash decreased by $1,481,355, and we had $2,049,268 of unrestricted cash at June 30,2023. In comparison, during the six months ended June 30, 2022, net cash increased by $2,148,413, and we had $3,751,144 of unrestricted cash at June 30, 2022.

Comparison of the balance sheet at June 30, 2023 to December 31, 2022

The following table summarizes our current assets, current liabilities and working capital as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Current Assets	$16,708,299	$13,853,949
Current Liabilities	$6,985,890	$6,210,133
Working Capital	$9,722,409	$7,643,816

Total current assets at June 30, 2023 of $16,708,299 were adequate for us to fund current operations; total current assets primarily consisted of inventory of $10,469,279, net accounts receivable of $2,814,647 and cash on hand of $2,049,268.

Sales allowances, which reduce gross sales on the Consolidated Statements of Operations, are recorded for estimated future discounts/refunds and product returns and are netted against accounts receivable on the Consolidated Balance Sheets. Consequently, as of June 30, 2023 and December 31, 2022, accounts receivable were reduced by $364,194 and $935,881, respectively, for sales allowances. The primary impetus for the need of a sales allowance and a reduction in accounts receivable as of June 30, 2023 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived cannabinoid products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

All accounts receivable older than 90 days are accrued for in allowances for doubtful accounts, which totaled $261,200 and $281,762 at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the Company also reported prepaid expenses of $911,477.

In comparison, consolidated current assets of $13,853,949 at December 31, 2022 primarily consisted of prepaid expenses of $1,668,961, inventory of $6,023,967, net accounts receivable of $2,410,327, and cash on hand of $3,530,623. Prepaid expenses include prepaid inventory at June 30, 2023 and December 31, 2022 of $847,770 and $1,527,920, respectively.

At June 30, 2023 and December 31, 2022, our other assets primarily included goodwill of $23,092,794 and $22,292,767, respectively.  Goodwill consists of $22,292,767 related to the acquisition of Lifted on February 24, 2020 and $800,027 related to the acquisition of nearly all of the assets of Oculus CRS, LLC on April 28, 2023. Also, at both June 30, 2023 and December 31, 2022, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. At June 30, 2023, we also reported a net finance lease right-of-use asset of $1,252,800, a net operating lease right-of-use asset of $713,826, net fixed assets of $1,893,439, the non-current portion of a settlement asset of $92,512, and security and state licensing deposits of $35,671.

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

At June 30, 2023, current liabilities of $6,985,890 primarily consisted of accounts payable and accrued expenses of $3,815,908, finance lease liability of $1,370,124, minimum earnout liability of $1,000,000 pursuant to the Oculus Merger Agreement, and deferred revenue of $622,361. In comparison, current liabilities as of December 31, 2022 of $6,210,133 primarily consisted of accounts payable and accrued expenses of $4,049,897, finance lease liability of $1,357,524, and deferred revenue of $594,086.

The Company had an accumulated deficit of $2,730,688 and $4,238,735 as of June 30, 2023 and December 31, 2022, respectively.

Comparison of operations for the three and six months ended June 30, 2023 to June 30, 2022

During the three and six months ended June 30, 2023, the Company recognized net sales of $12,522,542 and $24,984,335, respectively.  In comparison, during the three and six months ended June 30, 2022, Lifted recognized net sales of $16,776,502 and $34,865,379, respectively. Reasons for the decrease in net sales include, but are not limited to: greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids per unit at a lower price point; and other competing brands paying distributors and wholesalers to replace Lifted’s products on valuable shelf space.

Below are tables showing the approximate disaggregation of historical revenue:

	For the three months ended				For the six months ended
	June 30,				June 30,
Location of Sale	2023		2022		2023		2022
Inside of USA	$12,509,778	99.90%	$16,759,725	99.90%	$24,959,109	99.90%	$34,830,514	99.90%
Outside of USA	$12,764	0.10%	$1,678	0.01%	$25,226	0.10%	$3,487	0.01%
Net Sales	$12,522,542	100%	$16,776,502	100%	$24,984,335	100%	$34,865,379	100%

	For the three months ended				For the six months ended
	June 30,				June 30,
Type of Sale	2023		2022		2023		2022
Net sales of raw materials to customers	$692	0%	$13,250	0%	$3,078	0%	$18,632	0%
Net sales of products to private label clients	689,062	6%	-	0%	865,782	3%	84,142	0%
Net sales of products to wholesalers	2,462,335	20%	1,945,785	12%	4,901,856	20%	4,420,993	13%
Net sales of products to distributors	8,820,333	70%	14,350,448	86%	18,097,919	72%	27,739,730	80%
Net sales of products to end consumers	550,120	4%	467,019	3%	1,115,701	4%	2,601,882	7%
Net Sales	$12,522,542	100%	$16,776,502	100%	$24,984,335	100%	$34,865,379	100%

	For the three months ended				For the six months ended
	June 30,				June 30,
Hemp vs Non-Hemp Product Sales	2023		2022		2023		2022
Net sales of hemp products	$11,165,555	89%	$16,508,078	98%	$22,630,405	91%	$33,924,014	97%
Net sales of non-hemp products	1,356,987	11%	268,424	2%	2,353,930	9%	941,365	3%
Net Sales	$12,522,542	100%	$16,776,502	100%	$24,984,335	100%	$34,865,379	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Product Type	2023		2022		2023		2022
Vapes	$6,458,977	52%	$9,331,278	56%	$12,440,638	50%	$18,737,494	54%
Edibles	3,692,861	29%	4,092,491	24%	7,556,017	30%	9,157,377	26%
Flower	1,417,934	11%	767,862	5%	3,037,968	12%	2,034,083	6%
Cartridges	945,311	8%	2,584,871	15%	1,942,255	8%	4,936,425	14%
Apparel and Accessories	7,459	0%	-	0%	7,459	0%	-	0%
Net Sales	$12,522,542	100%	$16,776,502	100%	$24,984,335	100%	$34,865,379	100%

Gross profit for the three and six months ended June 30, 2023 was $5,636,357 and $11,284,802, respectively. Gross margin percentage was 45% for both the three and six months ended June 30, 2023.  In comparison, gross profit for the three and six months ended June 30, 2022 was $8,062,912 and $16,047,896, respectively.  Gross margin percentage for the three and six months ended June 30, 2022 was 48% and 46%, respectively.

During the six months ended June 30, 2023, the Company recognized net income of $1,517,719, which includes the impact of a one-time, non-cash stock compensation expense of $2,138,175. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the six months ended June 30, 2023 from $3,102,567 to $1,517,719. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.22 and $0.19, respectively, for the six months ended June 30, 2023.

During the three and six months ended June 30, 2023, the Company recognized $1,778,329 and $3,652,827, respectively, of payroll expenses; this is down from $1,811,678 and $3,665,829, respectively, of payroll expenses recognized during the three and six months ended June 30, 2022. Lifted continues to increase the size of its workforce, especially the number of its production personnel. The Company has also recently hired a compliance officer, and an IT specialist. In addition, Lifted’s CSO, who was hired on July 1, 2021, has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitles the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. For the three and six months ended June 30, 2023 and 2022, the bonus earned by the CSO was $275,524 and $587,864, respectively. In comparison, for the three and six months ended June 30, 2022, the bonus earned by the CSO was $538,825 and $1,143,269, respectively.

During the six months ended June 30, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from the anticipated 2023 company-wide bonus pool on a dollar-for-dollar basis. In comparison, during the three and six months ended June 30, 2022, the Company recognized $1,152,162 and $2,121,532, respectively, related to the company-wide management bonus pool. In the third quarter of 2022, the company-wide bonus pool accrual was fully reversed, except for $233,336 paid to certain members of the management team in the fourth quarter of 2022.

During the three and six months ended June 30, 2023, the Company incurred $250,178 and $478,749, respectively, in advertising and marketing expenses, which primarily related to trade shows, marketing, and the cost of promotional items. In comparison, during the three and six months ended June 30, 2022, the Company incurred $110,797, and $216,397, respectively, in advertising and marketing expenses, which primarily related to public relations, trade shows, and the cost of promotional items.

Bad debt expense for the three and six months ended June 30, 2023, totaled $77,981 and $221,500, respectively.  In comparison, bad debt expense for the three and six months ended June 30, 2022 reflects net benefits of $311,209 and $63,209, respectively.

Other operating expenses increased to $715,147 and $1,326,613, respectively, during the three and six months ended June 30, 2023, from $528,608 and $911,070, respectively, during the three and six months ended June 30, 2022. Other operating expenses include, for example, lab supplies, dues and subscriptions, meals and entertainment, insurance expenses, repairs and maintenance, and state license & filing fees. The annual cost of certain insurance policies that the Company has in place are based on the Company’s revenue; as such, these policies are costly for the Company.

During the quarter ended June 30, 2023, total net non-operating Other Expenses of $23,938 primarily consisted of interest expense of $24,364, offset by interest income of $10,664. In comparison, during the quarter ended June 30, 2022, total, non-operating net Other Income of $82,385 primarily consisted of interest expense of $26,928 offset by a settlement income of $108,570.

During the six months ended June 30, 2023, total, non-operating net Other Expenses of $33,574 primarily consisted of interest expense of $48,551 offset by interest income of $25,476.  In comparison, during the six months ended June 30, 2022, total, non-operating net Other Income of $54,220 primarily consisted of interest expense of $58,658 offset by settlement income of $108,570.

During the quarter ended June 30, 2023, the Company recognized net income of $1,659,461. In comparison, during the quarter ended June 30, 2022, the Company recognized net income of $3,219,460.

During the six months ended June 30, 2023, the Company recognized net income of $1,517,719. In comparison, during the six months ended June 30, 2022, the Company recognized net income of $6,164,253.

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

Effects of the COVID-19 pandemic that may negatively impact our business in future periods include, but are not limited to: inflation; higher interest rates; disruption of the banking system; disruptions of Lifted’s workforce; limitations on the ability of our customers to conduct their business, purchase our products, and make timely payments; curtailed consumer spending; deferred purchasing decisions; supply chain problems and delays, and changes in demand from retail customers. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2023.

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

During June 2023, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2023 was not effective. Management identified the following material weaknesses as of June 30, 2023:

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

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of June 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Deferred Contingent Stock

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger. Now that certain conditions and requirements have been met, starting on February 24, 2023, the deferred contingent stock has begun to be issued to certain recipients of the deferred contingent stock who have instructed the Company to issue to them their respective, earned deferred contingent stock. As of June 30, 2023, 410,000 shares of deferred contingent stock have been issued to certain recipients of deferred contingent stock, including 200,000 shares of deferred contingent stock to WJacobs. See NOTE 9 – SHAREHOLDERS’ EQUITY.

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

On April 28, 2023, Lifted purchased nearly all of the assets of its hemp flower products supplier Oculus CRS, LLC, Aztec, New Mexico, and merged with Oculus CHS Management Corp. In connection with the merger, 100 shares of unregistered common stock of LIFD were issued, and a minimum of 160,000 more shares of common stock will be issued at a later date. See NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky

This Form 10-Q

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 14, 2023
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFTD Partners Inc.

Dated: August 11, 2023	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

