Form 10-Q
period 2023-09-30
LFTD PARTNERS INC.
filed 2023-11-13
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2023, there were 14,805,678 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,081,393	$3,530,623
Prepaid Expenses	1,066,975	1,668,961
Accounts Receivable, net of allowance of $166,503 in 2023 and $281,762 in 2022	3,728,002	2,410,327
Inventory	9,865,202	6,023,967
Income Tax Receivable	946,931	-
Current Portion of Settlement Asset	185,024	185,024
Other Current Assets	-	35,047
Total Current Assets	18,873,527	13,853,949
Goodwill	23,092,794	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	-	87,422
Fixed Assets, less accumulated depreciation of $472,129 in 2023 and $209,143 in 2022	1,834,490	1,020,255
Security and State Licensing Deposits and Bonds	43,421	25,600
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $238,408 in 2023 and $206,008 in 2022	1,242,000	1,274,400
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $223,030 in 2023 and $100,892 in 2022	670,675	496,604
Debt Financing Costs	29,285	-
Non-Current Portion of Settlement Asset	46,256	185,024
Total Assets	$47,728,647	$41,132,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$1,376,595	$1,357,524
Operating Lease Liability	172,834	117,719
Deferred Revenue	1,243,128	594,086
Minimum Earnout Consideration to be paid pursuant to the Oculus Merger Agreement ($200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share)	1,000,000	-
Income Tax Payable	-	77,641
Collab Commissions and Royalties Payable	629,552	-
Accounts Payable and Accrued Expenses	3,768,038	4,049,897
Accounts Payable - Related Party	1,720	2,229
Preferred Stock Dividends Payable	5,221	11,036
Total Current Liabilities	$8,197,089	$6,210,133
Non-Current Liabilities
Operating Lease Liability	501,625	384,417
Net Deferred Tax Liability	232,161	-
Total Non-Current Liabilities	$733,786	$384,417
Total Liabilities	$8,930,874	$6,594,549
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	5
2,500 shares issued and outstanding at September 30, 2023
4,500 shares issued and outstanding at December 31, 2022
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at September 30, 2023
40,000 shares issued and outstanding at December 31, 2022
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,806	14,103
14,805,678 shares issued and outstanding at September 30, 2023
14,102,578 shares issued and outstanding at December 31, 2022
Additional Paid-in Capital	40,429,213	38,762,260
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at September 30, 2023; no shares of Deferred Contingent Stock issuable at December 31, 2022	470,730	-
Accumulated Deficit	(2,117,018)	(4,238,735)
Total Shareholders' Equity	38,797,773	34,537,671
Total Liabilities and Shareholders' Equity	$47,728,647	$41,132,221

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales	$13,106,280	$11,237,277	$38,090,615	$46,102,656
Cost of Goods Sold	8,684,277	10,423,533	22,383,810	29,241,016
Gross Profit	4,422,003	813,744	15,706,805	16,861,640
Operating Expenses:
Deferred Contingent Stock Expense	-	-	2,138,175	-
Payroll Expenses	1,710,806	1,482,455	5,363,633	5,148,284
Company-Wide Management Bonus Pool	-	(2,121,532)	233,332	-
Professional Fees	264,898	143,180	870,042	463,809
Bank Charges and Merchant Fees	148,411	106,845	425,961	372,351
Advertising and Marketing	184,432	334,215	663,181	550,612
Bad Debt Income/(Expense)	(82,935)	(11,898)	138,565	(75,107)
Depreciation and Amortization	48,332	7,793	131,454	17,202
Collab Commission and Royalty Expense	846,714	-	846,714	-
Other Operating Expenses	641,806	377,416	1,968,419	1,288,486
Total Operating Expenses	3,762,464	318,474	12,779,476	7,765,637
Income From Operations	659,539	495,270	2,927,329	9,096,003
Other Income/(Expenses)
Interest Expense	(23,986)	(37,181)	(72,537)	(95,839)
Debt Financing Expenses	(60,000)	-	(60,000)	-
Dividend Income	1,193	-	2,386	-
Penalties	105	(4,461)	(11,587)	(6,191)
Gain on Forgiveness of Debt	-	-	-	5,026
Settlement Income	-	-	-	108,570
Gain/(Loss) on Disposal of Fixed Assets	-	(8,243)	-	(8,243)
Interest Income	2,221	2,127	27,697	3,139
Total Other Income/(Expenses)	(80,467)	(47,758)	(114,041)	6,462
Income Before Provision for Income Taxes	579,072	447,513	2,813,288	9,102,465
Provision for Income Taxes	38,576	(24,027)	(677,921)	(2,514,726)
Net Income Attributable to LFTD Partners Inc. common stockholders	$617,648	$423,486	$2,135,367	$6,587,739

Basic Net Income per Common Share	$0.04	$0.03	$0.15	$0.47
Diluted Net Income per Common Share	$0.04	$0.03	$0.14	$0.41

Weighted average number of common shares outstanding:
Basic	14,648,874	14,102,578	14,470,895	14,073,366
Diluted	15,356,374	15,884,776	15,178,395	15,855,564

Please see the accompanying notes to the consolidated financial statements for more information.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							Additional	Deferred Contingent Stock		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	to be	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, December 31, 2021	45,750	$46	14,027,578	$14,028	-	$-	$38,862,333	$-	$(11,414,602)	$27,461,804
Series A Preferred Stock dividend payable									(4,253)	(4,253)
Series B Preferred Stock dividend payable									(1,476)	(1,476)
Issuance of Common Stock Upon Exercise of Warrant			50,000	50			49,950			50,000
Repurchase and cancellation of Common Stock			(100,000)	(100)			(149,900)			(150,000)
Net Income									2,944,793	2,944,793
Balance, March 31, 2022	45,750	$46	13,977,578	$13,978	-	$-	$38,762,383	$-	$(8,475,539)	$30,300,868
Series A Preferred Stock dividend payable									(3,403)	(3,403)
Series B Preferred Stock dividend payable									(1,496)	(1,496)
Conversions of Series A Convertible Preferred Stock to Common Stock	(1,250)	(1)	125,000	125			(124)			-
Issuance of Common Stock										-
Repurchase and cancellation of Common Stock										-
Net Income									3,219,460	3,219,460
Balance, June 30, 2022	44,500	$45	14,102,578	14,103	-	$-	$38,762,260	$-	$(5,260,978)	$33,515,429
Series A Preferred Stock dividend payable									(3,402)	(3,402)
Series B Preferred Stock dividend payable									(1,512)	(1,512)
Net Income									423,486	423,486
Balance, September 30, 2022	44,500	$45	14,102,578	14,103	-	$-	$38,762,260	$-	$(4,842,407)	$33,934,000

Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	-	$-	$38,762,260		$(4,238,735)	$34,537,671
Issuance of 410,000 of the total 645,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipients			410,000	410			$1,358,740	$779,025		2,138,175
Series A Preferred Stock dividend payable									(3,329)	(3,329)
Series B Preferred Stock dividend payable									(1,480)	(1,480)
Net Loss									(141,742)	(141,742)
Balance, March 31, 2023	44,500	$45	14,512,578	$14,513	-	$-	$40,121,000	$779,025	$(4,385,286)	$36,529,296
Series A Preferred Stock dividend payable									(3,366)	(3,366)
Series B Preferred Stock dividend payable									(1,497)	(1,497)
Issuance of 100 shares of common stock pursuant to the Oculus Merger Agreement			100	0.10			208.90			209
Net Income									1,659,461	1,659,461
Balance, June 30, 2023	44,500	$45	14,512,678	$14,513	$-	$-	$40,121,209	$779,025	$(2,730,688)	$38,184,103
Series A Preferred Stock dividend payable									(2,466)	(2,466)
Series B Preferred Stock dividend payable									(1,512)	(1,512)
Conversion of 2,000 shares of Series A Preferred Stock held by a non-affiliate into 200,000 shares of common stock, on August 4, 2023	(2,000)	(2)	200,000	200			(198)			-
Issuance of 93,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipient			93,000	93			308,202	(308,295)		-
Net Income									617,648	617,648
Balance, September 30, 2023	42,500	$43	14,805,678	$14,806	$-	$-	$40,429,213	$470,730	$(2,117,018)	$38,797,773

Please see the accompanying notes to the consolidated financial statements for more information

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities
Net Income	$2,135,367	$6,587,739
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Deferred Contingent Stock Compensation Expense	2,138,175	-
Bad Debt Expense	138,565	(75,107)
Depreciation and Amortization	295,386	128,176
Gain on Forgiveness of Debt	-	(5,026)
Loss on Disposal of Fixed Assets	-	8,243
Spoiled and Written Off Inventory	771,355	3,279,262
Sales Allowances	(603,710)	841,269
Deferred Income Taxes	319,583	(335,301)
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(792,002)	727,946
Prepaid Expenses	601,986	2,315,918
Dividend Receivable from Bendistillery, Inc.	-	2,495
Income Tax Payable	(1,024,573)	(733,847)
Management Bonuses Payable	-	(941,562)
Company-wide Management Bonus Pool	-	(1,556,055)
Inventory	(4,465,159)	(5,813,995)
Other Current Assets	21,956	(12,161)
Collab Commissions and Royalties Payable	629,552	-
Trade Accounts Payable and Accrued Expenses	(281,860)	501,698
Accounts Payable and Interest Payable to Related Parties	(509)	(1,774)
Change in Settlement Asset	138,768	-
Change in Right Of Use Asset	122,138	(28,394)
Change in Finance & Operating Lease Liabilities	(51,060)	37,418
Deferred Revenue	649,042	(1,390,346)
Net Cash Provided by Operating Activities	743,001	3,536,595
Cash Flows From Investing Activities
Net Cash Paid as Part of the Oculus Transaction	(342,068)	-
Net Purchase of Fixed Assets	(747,662)	(656,381)
Net Cash Used in Investing Activities	(1,089,730)	(656,381)
Cash Flows From Financing Activities
Issuance of Common Stock	-	50,000
Payments of Dividends to Series A Convertible Preferred Stockholders	(14,962)	(17,147)
Payments of Dividends to Series B Convertible Preferred Stockholders	(4,500)	(4,500)
Payment of Debt Financing Costs	(29,285)	-
Proceeds from Borrowings Under Notes Payable to Related Party - Nick Warrender	-	2,750,000
Repayment of Borrowings Under Notes Payable to Related Party - Nick Warrender	-	(2,750,000)
Purchase of Shares of Common Stock	-	(150,000)
Payments on Finance Lease Liability	(53,754)	(10,340)
Net Cash Used In Financing Activities	(102,501)	(131,987)
Net Increase/(Decrease) in Cash	(449,230)	2,748,228
Cash and Cash Equivalents at Beginning of Period	3,530,623	1,602,731
Cash and Cash Equivalents at End of Period	$3,081,393	4,350,959

	For the Nine Months Ended
	September 30,
	2023	2022
Supplemental Cash Flow Information:
Cash Paid For Interest	$72,537	$61,257
Cash Paid For Interest - Related Party	$-	$47,851
Cash Paid For Income Taxes	$1,342,111	$3,526,509

Non-Cash Activities:
Right-of-Use assets acquired from inception of Operating Leases	$296,209	$514,278
Conversion of Series A and Series B Preferred Stock to Common Stock	$200	$125

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

Lifted Made

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”). Lifted manufactures and sells hemp-derived and psychoactive products under its award-winning Urb Finest Flowers (“Urb”) and Silly Shruum brands. Products currently sold by Lifted include, for example: disposable vapes, cartridges and gummies containing hemp-derived cannabinoids; joints and blunts containing various strains of hemp flower; gummies containing various ingredients such as muscimol, mushroom extracts, and kanna; and kava.

Cali Sweets Agreement

On January 11, 2023, Lifted entered into a Manufacturing Sales and Marketing Agreement (“Cali Agreement”) with Cali Sweets, LLC (“Cali”). Cali is headquartered in North Hollywood, California, and currently sells products under the brand name Koko Nuggz. The Cali Agreement entitles Lifted to be the exclusive worldwide manufacturer and distributor of Cali’s disposable vape products (under the brand name Koko Puffz) and gummy products (under the brand name Koko Yummiez) (“Cali Products”).

Pursuant to the Cali Agreement, Lifted manufactures, markets, and distributes certain Cali Products and brands worldwide. Lifted and Cali equally share certain production and marketing costs associated with such Cali Products on a dollar-for-dollar basis. Revenue from the sale of such Cali Products are divided on a 60/40 basis, net of any returns, discounts, or replacements, with 60% allocated to Lifted, and the remaining 40% to Cali.

Under the terms of the Cali Agreement, Lifted has the right, in its discretion, to add new Cali brands and Cali Products as they are developed. Lifted can also set prices for Cali Products it supplies or unilaterally discontinue the supply of any Cali product if it no longer makes business sense to Lifted. The parties also agreed that Cali will provide social media marketing services for both Cali Products and brands, and for Lifted’s Urb branded products.

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

For information regarding the accounting for the Cali Agreement: please refer to the “Revenue” section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

Manufacturing, Sales and Marketing Agreement With Diamond Supply Co.

On April 23, 2023, Lifted entered into a Manufacturing, Sales and Marketing Agreement (“Diamond Agreement”) with Diamond Supply Co. (“Diamond”), Calabasas, California. Founded in 1998, Diamond develops and sells a full range of skateboard hard and soft goods including bolts, bearings, t-shirts, hoodies, and other skateboarding and streetwear accessories. The Diamond Agreement entitles Lifted to be the exclusive worldwide manufacturer and distributor of Diamond’s disposable vapes, gummies, pre-rolled joints, and hard candies (“Diamond Products”). These Diamond Products may contain CBD, hemp, delta-8-THC, delta-10-THC, cannabis and/or cannabinoid derivatives and are to be branded under one or more of Diamond’s brands or marks.

Lifted shall pay Diamond a royalty of twenty percent (20%) of Adjusted Gross Revenue (defined below) on the initial manufacturing run of each Diamond Product manufactured and sold by Lifted Made under the Diamond Agreement. The Diamond Agreement defines Adjusted Gross Revenue as revenue on the Diamond Product “less any sales taxes, actual returns, pre-approved discounts, replacements, refunds and credits for returns.”

After the initial manufacturing run of a Diamond Product, Lifted shall pay Diamond a royalty of forty five percent (45%) of Adjusted Gross Revenue on subsequent manufacturing runs for that Diamond Product; however, under the terms of the Diamond Agreement, the parties will split manufacturing costs 50/50 for Diamond Products sold after each Diamond Product’s first manufacturing run. Alternatively, under the terms of the Diamond Agreement, Diamond is entitled to notify Lifted that it elects to be paid a flat 7% of Adjusted Gross Revenue on specific subsequent manufacturing runs without sharing in the manufacturing costs for that run. Diamond is also entitled to purchase Diamond Products produced under the Diamond Agreement from Lifted for direct sale on Diamond’s website and via certain other channels used by Diamond. Under the terms of the Diamond Agreement, Diamond’s cost for these Diamond Products acquired for direct sale is 30% below wholesale.

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

For information regarding the accounting for the Diamond Agreement: please refer to the “Revenue” section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

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

The second installment of the Merger Consideration will be paid by Lifted to Chase and Hagan Sanchez following the first anniversary of the closing of the Merger which will be April 28, 2024. The second installment of the Oculus Merger Agreement will be calculated and paid out as follows:

(1) Lifted’s CEO Nicholas S. Warrender (“NWarrender”), in consultation with LIFD’s President and CFO William C. “Jake” Jacobs (“WJacobs”), will analyze and make a written determination (the “Determination”) of the incremental pre-tax cash flow that NWarrender estimates that the hemp flower products division is generating for Lifted above and beyond the annual profits that are currently being generated for Lifted due to Lifted’s current business relationship with Oculus (the “Incremental Pre-Tax Profits”), after taking into account all relevant financial factors including but not limited to the purchase price of the Purchased Assets, the merger consideration, and all items of income, expense and investment directly and indirectly associated with Lifted’s hemp flower products division, which Determination will be final and legally binding on all of the parties; and

(2) Within five days following delivery of the Determination, Lifted will pay Chase and Hagan Sanchez a second installment of Merger consideration equal to five times the Incremental Pre-Tax Profits, provided that (a) 20% of such second installment of Merger consideration shall be paid in the form of cash, (b) 80% of such second installment of Merger consideration shall be paid in the form of unregistered shares of common stock of LIFD, which unregistered shares of common stock of LIFD shall be valued at $5 per share regardless of whether LIFD’s common stock is then trading at a price that is lower or higher than $5 per share, and (c) such second installment of Merger consideration shall be subject to a minimum value of $1 million dollars (“Minimum Earnout Consideration”) and a maximum value of $6 million dollars (with the stock portion of the second installment of Merger consideration being valued at $5 per share under all circumstances).

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

(b)

If, according to NWarrender’s Determination, the Incremental Pre-Tax Profits of Lifted being generated by the business is $25,000, then the second installment of the Merger Consideration would be the Minimum Earnout Consideration of $1,000,000, of which ($1,000,000 X .2) = $200,000 would be in the form of cash, and the remaining $800,000 would be paid in the form of ($800,000/$5) = 160,000 newly issued shares of unregistered LIFD Common Stock; and

(c)

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

Accounting for Lifted’s Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

Consideration Paid Pursuant to the Asset Purchase Agreement

Cash used to pay off Oculus' liabilities at the closing	$368,488

Consideration Paid Pursuant to the Oculus Merger Agreement

First Installment of Merger Consideration
100 shares of common stock of LIFD issued at the closing of the Merger to Chase and Hagan Sanchez	$209

Second Installment of Merger Consideration
Value of Minimum Earnout Consideration to be paid in cash	$200,000
Value of Minimum Earnout Consideration to be paid in shares of common stock of LIFD (160,000 shares of common stock valued at $5.00 per share)	$800,000
Total Consideration	$1,368,697

Assets Acquired:

Cash	$26,420
Accounts receivable	$60,528
Inventory	$147,431
Fixed Assets	$329,559
Security and Utility Deposits	$4,732
Goodwill	$800,027
Total Assets Acquired	$1,368,697

Total Liabilities Assumed	$-

Net Assets Acquired	$1,368,697

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

Lease Agreement – Aztec, New Mexico

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

Jeeter Agreement

On July 17, 2023, Lifted and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”) entered a Manufacturing, Sales and Marketing Agreement dated as of July 14, 2023 (the “Jeeter Agreement”). Pursuant to the Jeeter Agreement: (1) Jeeter has appointed Lifted as its exclusive manufacturer, seller and distributor within the United States of vape, gummies and pre-rolled products containing hemp-derived cannabinoids sold under the Jeeter brand (“Jeeter Products”); (2) Jeeter and Lifted will agree upon the devices, formulation, design, packaging, run costs, and marketing of each of the Jeeter Products; (3) Jeeter and Lifted will share equally the costs of manufacturing, marketing, distributing and insuring the Jeeter Products (“Product Costs”); and (4) the revenue from all Product sales, minus applicable Product offsets and sales commissions (“Aggregate Product Revenue”), will be allocated 60% to Jeeter and 40% to Lifted.

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

Jeeter may terminate the Jeeter Agreement at any time upon written notice to Lifted upon any of the following: (1) if Lifted fails to achieve the Minimum Sales during any 12 month period; (2) if there is any material change in federal legislation regarding the manufacturing, sale, use or consumption of hemp-derived delta-8-THC that in Jeeter’s sole and absolute determination has an adverse impact upon the Jeeter Agreement; or (3) if Jeeter determines in its sole and absolute discretion that the sale of Jeeter Products under the Jeeter Agreement has or is reasonably likely to have an adverse impact on Jeeter’s delta-9-THC product business.

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

For information regarding the accounting for the Jeeter Agreement: please refer to the “Revenue” section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

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

Extrax NM Agreement

On June 1, 2023, Lifted and Extrax NM, LLC (“ENM”) entered into an Agreement (the “ENM Agreement”). Pursuant to the ENM Agreement, (1) Lifted will sell certain devices/objects to ENM, and Lifted will loan certain amounts to ENM, and (2) ENM will manufacture and exclusively sell Urb-branded marijuana products to licensed marijuana dispensaries located in New Mexico. ENM shall pay over to Lifted one-half of the gross sales proceeds, excluding only governmentally-imposed taxes, received by ENM from product sales, which payments shall be allocated and applied as follows: firstly, to repay Lifted for its loans to ENM; secondly, to pay to Lifted mutually agreed upon amounts for said devices/objects sold by Lifted to ENM; and thirdly, to pay to Lifted a license fee.

The ENM Agreement is for an Initial Term of 60 months, provided that if the aggregate product sales during the Initial Term are $10,000,000 or more, then the term of the ENM agreement will automatically renew for a Renewal Term of 60 months (and similarly in regard to Renewal Terms).

Lifted and ENM each shall have the right to terminate the ENM Agreement in specified circumstances, including in the event that its CEO determines in good faith, and provides evidence to other party proving, that the business being conducted pursuant to the terms and conditions of the ENM Agreement is no longer profitable for such company.

For information regarding the accounting for the ENM Agreement: please refer to the “Revenue” section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

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

We are currently exploring the possibility of raising capital via bank debt, in order to purchase for $1.375 million the 5511 Building, to pay the cash portion of the Merger Consideration under the Oculus Merger Agreement, to build our available working capital, to pay transactional fees and expenses, and potentially also to pay off other liabilities of the Company and Lifted such as certain bonuses, our company-wide bonus pool, and/or income taxes. If we were ever to proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

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

Cash and Cash Equivalents – Cash and cash equivalents as of September 30, 2023 and December 31, 2022 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

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

Allowances for doubtful accounts of $166,503 and $281,762 were reported at September 30, 2023 and December 31, 2022, respectively. Sales allowances, which reduce gross sales on the Consolidated Statements of Operations, are recorded for estimated future discounts/refunds and product returns and are netted against accounts receivable on the Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, accounts receivable were reduced by $332,170 and $935,881, respectively, as a result of the sales allowance.

ASU No. 2016-13, Financial Instruments—Credit Losses

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses, which is codified as ASC Topic 326, adds to US GAAP the current expected credit loss model ("CECL Model"), which is a measurement model based on expected losses rather than incurred losses. Under the CECL Model, an entity recognizes its estimate of expected losses as an allowance. The Company has considered the applicable guidance in ASU 2016-13.  Key aspects of the CECL Model include the following:

1. The CECL Model applies to financing receivables measured at amortized cost, which includes trade accounts receivable.

2. An entity will recognize an allowance for credit losses that results in the financial statements reflecting the net amount expected to be collected from the financial asset.

3. The allowance represents the portion of the amortized cost basis that an entity does not expect to collect due to credit over the asset’s contractual life, considering past events, current conditions and reasonable and supportable forecasts of future economic conditions.

The Company’s existing policy for estimating its Allowance for Doubtful Accounts on trade receivables includes the following:

1. Management of the Company reviews and discusses all outstanding customer trade balances as of reporting period end. If a credit loss is expected for an individual balance, the expected balance is accrued for in Allowance for Doubtful Accounts.

2. The Company establishes an allowance for 100% of the balance of invoices per the accounts receivable aging schedule that are more than 90 days past due.

3. The Company incorporates industry-specific factors into its estimate of Allowance for Doubtful Accounts when its evaluation of historical loss experience does not fully encompass expected future economic conditions or other factors.

The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs.

Based on its evaluation of the requirements of ASU 2016-13, the Company concludes that no further modification is needed to its existing policy to materially meet the requirements of the current expected credit loss model for Lifted’s trade accounts receivable.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Raw Goods	$5,877,926	$3,407,196
Finished Goods	$3,987,276	$2,616,771
Total Inventory	$9,865,202	$6,023,967

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At September 30, 2023, $313,743 of overhead costs were allocated to finished goods. In comparison, during the quarter ended December 31, 2022, $127,485 of overhead costs were allocated to finished goods.

During the quarters ended September 30, 2023, and 2022, $597,098 and $2,479,798 of obsolete and spoiled inventory was written off, respectively. The primary driver of the write offs in the third quarter of 2023 was related to $489,022 of expired cannabinoid-infused gummies.

In the third quarter of 2022, Lifted wrote-off $2,313,902 of obsolete and spoiled inventory of 2 mL disposable vape devices (“Clogged Vapes”) due to clogging issues that management believes was caused by a summer heat wave.  In the fourth quarter of 2022, Lifted negotiated a settlement agreement with its third-party disposable vape device manufacturer, which included both the forgiveness of $630,000 of payables owed to the manufacturer and credits totaling $370,047 to be provided by the manufacturer at a quarterly rate of $46,255 in 2023 and 2024. The forgiveness of the payables was recorded as a reduction of cost of goods sold, and the settlement credits were recorded as a settlement asset and other income, both in the fourth quarter of 2022. The settlement asset is being amortized ratably to cost of goods sold over the benefit period of 2023 and 2024.

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

The Company has paid security deposits for utilities to various vendors.

State Licensing Deposits and Bonds – The Company is required to pay deposits and bonds for certain licenses in various states.

Revenue – The Company recognizes revenue in accordance with Accounting Standards Codification 606.

The majority of the Company’s sales are of branded products to distributors, wholesalers, and end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. The majority of the Company’s sales are to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. Distributors primarily sell Lifted’s products to vape and smoke shops, stores specializing in cannabinoid-infused products, convenience stores, health food stores, and other outlets.

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

Discounts and rebates provided to customers are recorded as a reduction to gross sales.

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

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the three months ended				For the nine months ended
	September 30,				September 30,
Location of Sale	2023		2022		2023		2022
Inside of USA	$13,096,973	99.9%	$11,124,904	99.0%	$38,056,082	99.9%	$45,955,418	99.7%
Outside of USA	$9,307	0.1%	$112,373	1.0%	$34,533	0.1%	$147,238	0.3%
Net Sales	$13,106,280	100%	$11,237,277	100%	$38,090,615	100%	$46,102,656	100.0%

	For the three months ended				For the nine months ended
	September 30,				September 30,
Type of Sale	2023		2022		2023		2022
Net sales of raw materials to customers	$618	0%	$21,707	0.2%	$3,696	0%	$40,339	0.1%
Net sales of products to private label clients	312,905	2%	766,129	6.8%	$1,178,686	3%	850,271	1.8%
Net sales of products to wholesalers	2,535,597	19%	1,404,590	12.5%	$7,437,453	20%	5,825,584	12.6%
Net sales of products to distributors	9,640,568	74%	8,653,948	77.0%	$27,738,487	73%	36,393,678	78.9%
Net sales of products to end consumers	616,592	5%	390,903	3.5%	$1,732,293	5%	2,992,784	6.5%
Net Sales	$13,106,280	100%	$11,237,277	100%	$38,090,615	100%	46,102,656	100.0%

	For the three months ended				For the nine months ended
	September 30,				September 30,
Hemp vs Non-Hemp Product Sales	2023		2022		2023		2022
Net sales of hemp products	$12,957,460	99%	$11,012,531	98%	$35,587,865	93%	$45,180,603	98%
Net sales of non-hemp products	148,820	1%	224,746	2%	2,502,750	7%	922,053	2%
Net Sales	$13,106,280	100%	$11,237,277	100%	$38,090,615	100%	$46,102,656	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Product Type	2023		2022		2023		2022
Vapes	$7,405,541	57%	$4,768,956	42%	$19,846,178	52%	$23,506,451	51%
Edibles	3,293,422	25%	3,990,484	36%	$10,849,438	28%	13,147,861	29%
Flower	1,165,926	9%	851,219	8%	$4,203,894	11%	2,885,302	6%
Cartridges	1,223,320	9%	1,625,513	14%	$3,165,575	8%	6,561,937	14%
Apparel and Accessories	18,071	0%	1,106	0%	$25,530	0%	1,106	0%
Net Sales	$13,106,280	100%	$11,237,277	100%	$38,090,615	100%	$46,102,656	100%

Cali Agreement

Regarding the accounting for the Cali Agreement: the Company has evaluated the principal versus agent considerations in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company has considered the following facts to assess whether Lifted has control of the Cali Products that are manufactured and distributed pursuant to the Cali Agreement:

•

Lifted is the exclusive worldwide manufacturer and distributor of the Cali Products. To fulfill its obligations pursuant to the Cali Agreement, Lifted sources raw goods, labor, and other resources to manufacture the Cali Products at Lifted’s facilities and holds these raw goods and Cali Products in its facilities until the Cali Products are sold and shipped to customers.

•

Customers’ orders of Cali Products are received through Lifted’s website www.urb.shop. Lifted processes these orders, prepares the Cali Products for shipment from Lifted’s inventories, and ships the Cali Products directly to the customers. Lifted is responsible for collecting payments from customers but does not guarantee collection.

•	Lifted has the right, in its discretion, to add new Cali brands and Cali Products as they are developed.
•	Lifted can set prices for Cali Products it supplies or unilaterally discontinue the supply of any Cali product if it no longer makes business sense to Lifted.

Based on these considerations, the Company concludes that Lifted is the principal relative to Cali in the Cali Agreement.

Therefore, sales of Cali Products are recognized and reported by the Company on a gross basis on the Consolidated Statements of Operations, and once payment is collected from a customer from the sale of Cali Products, the Commission Payable to Cali is reported as a currently liability on the Company’s Consolidated Balance Sheets, and Commission Expense is reported in the Operating Expenses section of the Consolidated Statements of Operations.

Diamond Agreement

Regarding the accounting for the Diamond Agreement: the Company has evaluated the principal versus agent considerations in ASC 606, Revenue from Contracts with Customers. The Company has considered the following facts to assess whether Lifted has control of the Diamond products that are manufactured and distributed pursuant to the Diamond Agreement:

•

Lifted is the exclusive worldwide manufacturer and distributor of the Diamond Products. To fulfill its obligations pursuant to the agreement, Lifted sources raw goods, labor, and other resources to manufacture the Diamond Products at its own facilities and holds these raw goods and Diamond Products in its facilities until the Diamond Products are sold and shipped to customers.

•

Customers’ orders of Diamond Products are received through Lifted’s website www.urb.shop. Customers that attempt to purchase the Diamond Products from www.diamondsupplyco.com are redirected to www.urb.shop. Lifted processes these orders, prepares the Diamond Products for shipment from Lifted’s inventories, and ships the Diamond Products directly to customers.

•

Lifted and Diamond agree upon the retail sales prices for the Diamond Products, and both Lifted and Diamond are to make good faith efforts to collect all payments in connection with each party’s sales of Diamond Products to all of its customers.

Based on these considerations, the Company concludes that Lifted is the principal relative to Diamond in the Diamond Agreement.

Therefore, sales of Diamond Products are recognized and reported by the Company on a gross basis on the Consolidated Statements of Operations, and once payment is collected from a customer from the sale of Diamond Products, the Royalty Payable to Diamond is reported as a currently liability on the Company’s Consolidated Balance Sheets, and Royalty Expense is reported in the Operating Expenses section of the Consolidated Statements of Operations.

Jeeter Agreement

Regarding the accounting for the Jeeter Agreement: the Company has evaluated the principal versus agent considerations in ASC 606, Revenue from Contracts with Customers. The Company has considered the following facts to assess whether Lifted has control of the Jeeter Products that are manufactured and distributed pursuant to the Jeeter Agreement:

•

Lifted is the exclusive manufacturer, seller, and distributor of the applicable Jeeter branded products in the USA. To fulfill its obligations pursuant to the agreement, Lifted sources raw goods, labor, and other resources to manufacture the Jeeter Products at its own facilities and holds these raw goods and Jeeter Products in its facilities until the Jeeter Products are sold and shipped to customers. Initially, Lifted was manufacturing all of the Jeeter Products, but in the middle of Q3 2023 Jeeter also began manufacturing joints at its facility after being authorized by Lifted to do so. Nonetheless, Jeeter produces joints during Monday through Friday, and then ships the finished joints to Lifted’s headquarters in Kenosha on Saturday. Lifted controls the Jeeter Products until they are then sold and shipped to the customers.

•

Customers’ orders of Jeeter Products are received through Lifted’s website www.urb.shop. Lifted processes these orders, prepares the Jeeter Products for shipment from Lifted’s inventories, and ships the Jeeter Products directly to the customers. Lifted is responsible for collecting payments from customers but does not guarantee collection, nor the timetable of such collection.

Based on these considerations, the Company concludes that Lifted is the principal relative to Jeeter in the Jeeter Agreement.

Therefore, sales of Jeeter Products are recognized and reported by the Company on a gross basis on the Consolidated Statements of Operations, and once payment is collected from a customer from the sale of Jeeter Products, the Commission Payable to Jeeter is reported as a currently liability on the Company’s Consolidated Balance Sheets, and Commission Expense is reported in the Operating Expenses section of the Consolidated Statements of Operations.

ENM Agreement

Regarding the accounting for the ENM Agreement: the Company has evaluated the principal versus agent considerations in ASC 606, Revenue from Contracts with Customers. Management has considered the following facts to assess Lifted’s position relative to ENM under the ENM Agreement:

•

ENM has the right to use the Urb brand name on marijuana products sold within New Mexico in accordance with ENM’s license to manufacture marijuana products that can be sold to marijuana dispensaries in New Mexico. ENM sources raw goods, labor, and other resources to manufacture the Urb-branded products at its own facilities and holds these raw goods and Urb-branded products in its facilities until the Urb-branded products are sold and shipped to customers. ENM controls the Urb-branded products until they are then sold and shipped to the customers.

•

Customers’ orders of Urb-branded products are received by ENM. ENM processes these orders, prepares the Urb-branded products for shipment from ENM’s inventories, and ships the Urb-branded products directly to the customers. ENM is responsible for collecting payments from the customers.

•

ENM will source some of the raw goods, fixed assets and supplies from Lifted for manufacture of the Urb-branded products. The raw goods sourced from Lifted are referred to in the ENM Agreement as “Unit Components”. These Unit Components are maintained in Lifted’s inventories and shipped to ENM based on agreement between the CEOs of both Lifted and ENM. Lifted receives an agreed upon price, referred to in the ENM Agreement as the “Unit Component Price”, for each Unit Component shipped to ENM.

•

ENM shall pay over to Lifted one-half of the Unit Sale Proceeds, which payments shall be allocated and applied as follows: firstly, to repay Lifted for its loans to ENM; secondly, to pay to Lifted mutually agreed upon amounts for the Unit Components; and thirdly, to pay to Lifted a License Fee.

Based on these considerations, the Company concludes that Lifted is a principal relative to ENM in the ENM Agreement in regards to Lifted’s sale of Unit Components to ENM.  Therefore, Lifted recognizes sales of Unit Components to ENM on a gross basis on Lifted’s Consolidated Statements of Operations.

The Company concludes that Lifted is an agent relative to ENM in the ENM Agreement in regards to ENM’s sale of Urb-branded products to dispensary customers. When ENM pays over to Lifted one-half of the Unit Sale Proceeds, Lifted will first apply this money to the loans receivable from ENM, and then the money will be applied to the receivable(s) related Lifted’s sale of the Unit Components to ENM. Then, any of the excess/remaining money will be recognized and reported by Lifted as License Fee revenue on Lifted’s Consolidated Statements of Operations.

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

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Contract Assets (invoiced but unfulfilled performance obligations)	$806,388	$224,141

Deposits from customers for unfulfilled orders	$436,741	$369,945

Total Deferred Revenue	$1,243,128	$594,086

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

Cost of goods sold amounted to $8,684,277 and $10,423,533 during the quarters ended September 30, 2023 and 2022, respectively. $597,098 and $2,479,798 of cost of goods sold relates to spoiled and obsolete inventory written off during the quarters ended September 30, 2023 and 2022, respectively.

Operating Expenses – Operating expenses include accounts such as payroll expenses, deferred stock compensation expense, the company-wide management bonus pool, management bonuses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, commissions and royalties expenses related to the Cali, Diamond and Jeeter collaborations, and other operating expenses. Total operating expenses increased to $3,762,464 for the quarter ended September 30, 2023, up from $318,474 during the quarter ended September 30, 2022.

During the nine months ended September 30 2023, total operating expenses included a one-time, non-cash stock compensation expense of $2,138,175, which was $1,663,163 on an after-tax basis.  No stock compensation was recorded in the nine months ended September 30, 2022. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge swung our Company from net income for the nine months ended September 30, 2023 of $3,798,530 to net income of $2,135,367. But for this charge, our Company would have reported a basic and fully diluted EPS for the nine months ended September 30, 2023 of $0.26 and $0.25, respectively.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2023	2022		2023	2022
Net Income	$617,648	$423,486	Net Income	$2,135,367	$6,587,739

Weighted average number of common shares outstanding:			Weighted average number of common shares outstanding:
Basic	14,648,874	14,102,578	Basic	14,470,895	14,073,366
Diluted	15,356,374	15,884,776	Diluted	15,178,395	15,855,564

Basic Net Income per Common Share	$0.04	$0.03	Basic Net Income per Common Share	$0.15	$0.47
Diluted Net Income per Common Share	$0.04	$0.03	Diluted Net Income per Common Share	$0.14	$0.41

As of September 30, 2023, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

At September 30, 2023, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock; these are included in the diluted earnings calculation. At September 30, 2023, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at September 30, 2023 ($1.30/share). There were also 142,000 shares of issuable Deferred Contingent Stock included in the September 30, 2023 diluted EPS calculation. Also included in the September 30, 2023 diluted EPS calculation was the minimum number of shares of common stock (160,000) that will eventually be issued pursuant to the Oculus Merger Agreement.

In comparison, as of September 30, 2022, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 1,550,000 shares of our common stock are vested, while the remaining warrants to purchase 745,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

Also at September 30, 2022, the Company had Series A Preferred Stock outstanding convertible into 450,000 shares of common stock; these are included in the diluted earnings calculation. Also at September 30, 2022, the Company had Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at September 30, 2022 (3.40/share).

Recent Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (codified as Accounting Standards Codification (“ASC”) Topic 326). ASC 326 adds to US Generally Accepted Accounting Principles (“GAAP”) the current expected credit loss model, a measurement model based on expected losses rather than incurred losses. Under this new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 and its amendments were effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 effective January 1, 2023, and the adoption did not have a significant impact on the Allowance for Doubtful Accounts associated with the Company’s trade accounts receivable. Please refer to the section “ASU No. 2016-13, Financial Instruments—Credit Losses” in NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES for more information.

The Company is researching what other pronouncements may be applicable to the Company’s accounting and whether or not any other pronouncements should be adopted.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the three and nine months ended September 30, 2023, the Company incurred $184,432 and $663,181, respectively, in advertising and marketing expenses, which primarily related to advertising, trade shows, promotional products and marketing. In comparison, during the three and nine months ended September 30, 2022, the Company incurred $334,215 and $550,612, respectively, in advertising and marketing expenses, which related to trade shows, marketing, promotional products and public relations.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $2,117,018 as of September 30, 2023. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

Concentration of Credit Risks – During the quarter ended September 30, 2023, 15 customers made up approximately 50% of Lifted Made’s sales. During the nine ended September 30, 2023, 21 customers made up approximately 50% of Lifted Made’s sales. In comparison, during the quarter ended September 30, 2022, 12 customers made up approximately 50% of Lifted Made’s sales. During the nine months ended September 30, 2022, 15 customers made up approximately 50% of Lifted Made’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the quarter ended September 30, 2023, approximately 62% of the Inventory that Lifted purchased were from three vendors. During the nine ended September 30, 2023, approximately 56% of the Inventory that Lifted purchased were from three vendors. In comparison, during the quarter ended September 30, 2022, approximately 88% of the Inventory that Lifted purchased were from five vendors. Regarding the purchases of Inventory during the nine months ended September 30, 2022, approximately 73% of the Inventory purchases were from five vendors.

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

On October 13, 2023, the management of LFTD Partners had a video conference with the officers of Ablis, Bendistillery and Bend Spirits. During this meeting, the management of those companies discussed the performance of Ablis, Bendistillery and Bend Spirits during the quarter and nine months ended September 30, 2023. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time. The information that was shared by the management of Ablis included, among other things: the planned launching of new Ablis products; growth in sales and profitability; and a continued focus on cost savings. The information that was shared by the management of Bendistillery and Bend Spirits included, among other things: positive net income for the three and nine months ended September 30, 2023; the planned launch of a new Crater Lake Spirits product in the first quarter of 2024; the installation of new equipment, which should reduce costs, is expected to be installed in the first half of November 2023; a fully operational new warehouse; and a continued focus on cost savings.

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

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	September 30, 2023	December 31, 2022
Machinery & Equipment	$1,468,609	$664,606
Leasehold Improvements	$581,394	$379,499
Trade Show Booths	$55,081	$10,000
Vehicles	$75,047	$75,047
Computer Equipment	$18,979	$7,312
Furniture & Fixtures	$107,509	$92,934
Sub-total:	$2,306,619	$1,229,398

Less: accumulated depreciation	$(472,129)	$(209,143)
	$1,834,490	$1,020,255

The useful lives of the Company’s fixed assets by asset class are as follows:

Asset Class	Estimated Useful Life
Machinery & Equipment	60 months
Leasehold Improvements	60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Leasehold Improvements are depreciated over the shorter of the length of the lease or the estimated useful life. After allocating depreciation of machinery and equipment of $66,768 and $144,493, respectively, as overhead to finished goods, depreciation expense of $44,012 and $118,493, respectively, was recognized during the three and nine months ended September 30, 2023.

In comparison, during the three and nine months ended September 30, 2022, $15,682 and $41,809, respectively, of depreciation related to machinery and equipment was allocated as overhead to finished goods. After allocating depreciation of machinery and equipment for the quarter as overhead to finished goods, depreciation expense of $18,279 and $49,854, respectively, was recognized for the three and nine months ended September 30, 2022. Also, in the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

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

NOTE 7 – INTANGIBLE ASSETS, NET

Website

The cost of developing Lifted’s website, www.LiftedMade.com, which has been superseded by www.urb.shop, was amortized over 32 months. No amortization related to the website was recognized during the three and nine months ended September 30, 2023 since the website intangible asset was fully amortized as of December 31, 2022. In comparison, $347 and $1,040, respectively, in amortization related to the website was recognized during the three and nine months ended September 30, 2022.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee. Mr. Warrender is also a Director of LFTD Partners Inc. During the three and nine months ended September 30, 2023, $19,940 and $49,940, respectively, in wages were paid to Mr. Warrender. As of September 30, 2023, $1,720 in expense reimbursements were owed to Mr. Warrender. In comparison, during the three and nine months ended September 30, 2022, $16,154 and $39,231 in wages were paid to Robert T. Warrender II. As of September 30, 2022, $4,977 in expense reimbursements were owed to Robert T. Warrender II.

Through the second quarter of 2022, Lifted shared a shipping account with a company formerly operated by Mr. Warrender. Lifted did this in an effort to reduce shipping costs, as the shipper gave a price discount based on volume. Lifted reimbursed Mr. Warrender’s company for the cost of shipping. During the quarter ended September 30, 2022, Lifted did not reimburse Robert T. Warrender II for any shipping costs. During the nine months ended September 30, 2022, Mr. Warrender II’s company refunded Lifted a net amount of $7,377. During the quarter ended September 30, 2022, also, Lifted bought a manual fork lift from Mr. Warrender’s company for a price that we believe reflected its fair market value.

Robert T. Warrender III

Mr. Robert T. Warrender III is NWarrender’s brother, and Director Mr. Robert T. Warrender II’s son. From January 9, 2023 until July 1, 2023, Mr. Warrender worked for Lifted as an employee in sales; previously, Mr. Warrender operated as an independent contractor of Lifted. During the three and nine months ended September 30, 2023, $0 and $22,700 in compensation was paid to Mr. Warrender. In comparison, during the three and nine months ended September 30, 2022, $0 and $54,384 in sales commissions were paid to Robert T. Warrender III.

Vincent J. Mesolella

During three and nine months ended September 30, 2023 and 2022, Lead Outside Director Mr. Vincent J. Mesolella received directors fees in the amount of $4,000 for each quarter. During the quarter ended March 31, 2022, Mr. Mesolella was also paid $40,000 of the Modified 2021 Bonus Pool Amount.

Joshua A. Bloom

During the three and nine months ended September 30, 2023 and 2022, Director Dr. Joshua A. Bloom received quarterly directors fees in the amount of $4,000 for each quarter. During the quarter ended March 31, 2022, Dr. Bloom was also paid $20,000 of the Modified 2021 Bonus Pool Amount.

Richard E. Morrissy

During the three and nine months ended September 30, 2023 and 2022, Director Mr. Richard E. Morrissy received quarterly directors fees in the amount of $4,000 for each quarter.

James S. Jacobs

During three and nine months ended September 30, 2023 and 2022, Director Dr. James S. Jacobs received quarterly directors fees in the amount of $4,000 for each quarter. Dr. Jacobs is the brother of CEO GJacobs, and Dr. Jacobs is the uncle of WJacobs.

Kevin J. Rocio

During the three and nine months ended September 30, 2023 and 2022, Director Mr. Kevin J. Rocio received quarterly directors fees in the amount of $4,000 for each quarter.

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

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owns a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both located in Kenosha, Wisconsin. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. Periodically, Corner Vapory may purchase products from Lifted.  No sales were made during the nine months ended September 30, 2023, and no accounts receivable were outstanding as of September 30, 2023.

During the three and nine months ended September 30, 2022, Corner Vapory LLC purchased $9,306 and $40,410, respectively, worth of products from Lifted, and Lifted wrote off its receivable of $17,260 from Corner Vapory as of September 30, 2022.

95th Holdings, LLC

From June 1, 2018 through June 1, 2021, Lifted rented 3,300 square feet of space located in Zion, Illinois, for manufacturing, warehousing and office space. From June 1, 2021 through November 2021, Lifted leased such space on a month-to-month basis. From May 2020 until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefore.

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

As of September 30, 2023, 63,650 shares of Series A Preferred Stock have been converted into a total of 6,365,000 shares of common stock of the Company, which leaves 2,500 shares of Series A Preferred Stock currently outstanding, convertible into 250,000 shares of common stock of the Company.

As of September 30, 2023 and December 31, 2022, the Company has accrued a liability of $3,438 and $9,240, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock. During the three and nine months ended September 30, 2023, a total of $1,463 and $14,963, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2022, a total of $0 and $17,147, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of September 30, 2023, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of September 30, 2023 and December 31, 2022, the Company has accrued a liability of $1,784 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three and nine months ended September 30, 2023, a total of $4,500 and $4,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2022, a total of $4,500 and $4,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

The Valuation Firm’s report also indicated that, for tax reporting purposes, discounts ranging from 23% to 31% for lack of marketability and blockage should be used when valuing the 410,000 shares of Deferred Contingent Stock that were issued during the first quarter of 2023. In the Finnerty Protective Put model for each unique block of issued stock, the Valuation Firm has assumed a minimum term of six months, equal to the minimum time to sell the subject shares due to their restricted nature; and a maximum term equal to the amount of time it would take for the market to absorb the additional shares based upon an assumed additional volume of 7.5%. The Valuation Firm also assumed that no dividends on common stock will be paid, and that the expected volatility is based on the historical volatility of the trading of LIFD’s common stock.

No shares of Deferred Contingent Stock were issued during the second quarter of 2023.

On September 21, 2023, 93,000 shares of Deferred Contingent Stock were issued. A different valuation firm (“Second Valuation Firm”) was engaged to estimate the discount for lack of marketability and blockage applicable to the fair market value of these 93,000 shares of Deferred Contingent Stock for tax reporting purposes. The Second Valuation Firm used the Finnerty Protective Put Model to determine the discount rate to apply to the Deferred Contingent Stock in order to value it for tax reporting purposes. In the Finnerty Protective Put model, the Second Valuation Firm has assumed a minimum term of six months, equal to the minimum time to sell the subject shares due to their restricted nature; and a maximum term equal to the amount of time it would take for the market to absorb the additional shares based upon an assumed additional volume of 20% and 7.5%. The Second Valuation Firm also assumed that no dividends on common stock will be paid, expected volatility based on observed volatility of the trading of LIFD’s common stock, and risk-free rate based on the yield on U.S. Treasury bonds. The Second Valuation Firm’s report indicated that, for tax reporting purposes, a 27% discount should be used when valuing the 93,000 shares of Deferred Contingent Stock that were issued on September 21, 2023.

As of September 30, 2023, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

In comparison, no share-based compensation expense was recognized during the three and nine months ended September 30, 2022.

The following is a summary of share-based compensation, stock option and warrant activity as of September 30, 2023 and changes during the three months then ended:

		Weighted-	Weighted-Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, July 1, 2023	3,612,198	$3.85	1.57	$453,593
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, September 30, 2023	3,612,198	$3.85	1.32	$46,650
Outstanding Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, September 30, 2023	3,612,198	$3.85	1.32	$46,650

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

Lease of Building Located at 5511 95th Ave, Kenosha, Wisconsin

On December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Landlord”) for office, laboratory and warehouse space in a building located at 5511 95th Avenue, in the City of Kenosha, State of Wisconsin (the “Premises”). The lease commencement date was January 1, 2021, and the lease termination date is January 1, 2026.

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

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin

On September 23, 2021, Lifted entered into a Lease Agreement (the “58th Lease”) with TI Investors of Kenosha LLC, (“TI”) for office and warehouse space located at 8920 58th Place, Suite 850, Kenosha, WI 53144 (the“58th Lease”). The 58th Lease serves as sales offices, finished goods storage and outgoing shipping for Lifted.

The term of the 58th Lease commenced on October 1, 2021. The initial term of the 58th Lease will extend approximately three year, unless earlier terminated in accordance with the terms and conditions of the 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the 58th Lease for an additional term.

Under the terms of the 58th Lease, Lifted leases approximately 5,000 square feet of space and pays a base square foot charge of $5.75 per square foot per annum, with a 3% increase in rent each year during the term. Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. This lease is accounted for as an operating lease.

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

Under the terms of the Second 58th Lease, Lifted leases approximately 8,000 square feet of space and pays a base square foot charge of $6.00 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. This lease is accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
01/01/2022 – 12/31/2022	$4,000.00
01/01/2023 – 12/31/2023	$4,120.00
01/01/2024 – 12/31/2024	$4,243.60
01/01/2025 – 12/31/2025	$4,370.91
01/01/2026 – 12/31/2026	$4,502.34

Lease of Space Located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144

On May 31, 2022, Lifted entered into another lease agreement with TI for office and warehouse space located at 9560 58th Place, Suite 360, Kenosha, WI 53144 (the “Third 58th Lease”). The Third 58th Lease is used for manufacturing, as well as office space.

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

Under the terms of the Third 58th Lease, Lifted leases approximately 6,132 square feet of space and pays an initial base square foot charge of $10.75 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. This lease is accounted for as an operating lease.

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

Lease of Space Located at 5732 95th Avenue, Suites 100-300, Kenosha, Wisconsin 53144

On November 28, 2022, Lifted entered into a lease agreement with Ladi Investments LLC (“Ladi”) for commercial space located at 5732 95th Avenue, Suite 200 and 300, Kenosha, WI 53144 (the “5732 Lease”). The 5732 Lease is used for manufacturing operations.

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

Under the terms of the 5732 Lease, Lifted leases approximately 4,657 square feet of space. Lifted was not obligated to pay any base square foot charge during February 2023. During the next twelve months, Lifted will pay a base square foot charge of $0.73 per square foot per annum, with a 4% increase in rent each twelve months thereafter during the term as set out in the table titled “Rent Schedule” below. Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs.

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

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2023
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $223,030	Non-Current Assets	$670,675

Liability	Balance Sheet Line	September 30, 2023
Operating Lease Liabilities	Current Liabilities	$172,834
	Non-Current Liabilities	$501,625

Balance Sheet Classification of Finance Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2023
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $238,408 in 2023	Non-Current Assets	$1,242,000

Liability	Balance Sheet Line	June 30, 2023
Finance Lease Liabilities	Current Liabilities	$1,376,595

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended September 30,
Lease Cost:	2023	2022
Finance lease expense:
Amortization of Right-of-Use Assets	$10,800	$10,800
Interest on lease liabilities	24,388	23,924
Operating lease expense	55,314	$20,147
Total	$90,502	$54,871

	For the Nine Months Ended September 30,
Lease Cost:	2023	2022
Finance lease expense:
Amortization of Right-of-Use Assets	$32,400	$35,473
Interest on lease liabilities	72,825	46,445
Operating lease expense	155,336	$60,442
Total	$260,561	$142,360

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

Maturity Analysis as of September 30, 2023:

	Finance	Operating
2023	$1,392,918	$52,900
2024	-	208,519
2025	-	191,533
2026	-	197,622
2027	-	110,969
Thereafter	-	12,588
Total	1,392,918	774,131
Less: Present value discount	(16,323)	(99,672)
Lease liability	$1,376,595	$674,459

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

At September 30, 2023, the bonus payable to the CSO totaled $161,533. In comparison, at December 31, 2022, the bonus payable to the CSO totaled $265,694. This bonus is accrued in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

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

Lifted currently is involved in one pending lawsuits, as the plaintiff:

(1)

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

Lifted currently is involved in one pending lawsuit, as the defendant:

(1)

Lifted Liquids, Inc. v. Brian Koff, ERD Case No.: CR202301774; EEOC Case No: 26G202301223 – A disgruntled former Lifted employee has filed an action with the Wisconsin Department of Workforce Development claiming discrimination and retaliation. Lifted has responded to the charges, denying them, and intends to vigorously defend against the claims.

On November 9, 2023, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit: Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe. The Company had filed an action in a case styled “Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow by the Law Offices of Saul Roffe. The Company also sought approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The Company has obtained a $30,000.00 default judgment against the Law Offices of Saul Roffe and is attempting to collect on the judgment.  The action against Girish GPO has been resolved with the Girish defendants agreeing to pay the Company $34,000.00 over time.

On October 9, 2023, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit: Lifted Liquids, Inc. v. DEV Distribution, LLC, No, DC-22-15080. In October 2022, Lifted filed an action against Dev Distribution LLC (“Dev”), a vendor who failed to deliver certain products that Lifted has purchased for $263,938 for. Dev filed a counterclaim alleging breach of contract. In October 2023, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit in exchange for Dev paying $230,000.00 and providing certain equipment and product.

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

In December 2021, Lifted sued distributor Monkey Bones Distribution, LLC (“Monkey Bones”) for breach of contract for its failure to pay funds due under the agreement between the parties. In February 2022, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit in exchange for $36,100.28 paid by Monkey Bones to Lifted Liquids and 15,000 custom gray scale empty disposable devices delivered to Monkey Bones by Lifted. The parties performed the settlement agreement and the matter was dismissed on February 3, 2022.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Current
Domestic-Federal	$86,824	$584,994	$460,617	$1,970,372
Domestic-State	(358,419)	165,096	(142,132)	822,289
Franchise taxes	(140)	838	39,853	57,366
Foreign	-	-	-	-
	(271,735)	750,929	358,338	2,850,027
Deferred
Domestic-Federal	83,512	(555,760)	180,776	(253,605)
Domestic-State	149,647	(171,142)	138,807	(81,696)
Foreign	-	-	-	-
	233,459	(726,902)	319,583	(335,301)
Total Provision (Benefit) for Income Taxes	$(38,576)	$24,027	$677,921	$2,514,726

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision (benefit) for income taxes on continuing operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Domestic-Federal	$121,208	$103,010	$582,113	$1,911,512
State taxes, net of federal benefit	3,719	(38,623)	$153,695	582,681
Non-deductible expenses	63,384	13,941	$127,360	20,522
Franchise taxes	(140)	838	39,853	57,366
Revision of prior years' provision to return filing	(361,047)	(72,471)	$(316,097)	(72,471)
Change in estimated future income tax rates	133,908	94,839	$91,217	(37,079)
Change in valuation allowance	-	(79,303)	$-	38,257
Other	392	1,796	$(220)	13,939
Total Provision (Benefit) for Income Taxes	$(38,576)	$24,027	$677,921	$2,514,726

Deferred tax assets and liabilities as of September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
Deferred Tax Assets:
Stock-based compensation	$2,791,555	$2,754,875
Sales Allowances	88,173	256,650
Accrued Related Party Expenses	456	612
Allowance for Doubtful Accounts	44,198	77,269
Lease Liabilities	39,167	23,060
Less: Valuation allowance for stock-based compensation	(2,754,875)	(2,754,875)
Total Deferred Tax Assets	208,674	357,591

Deferred Tax Liabilities:
Depreciation & Amortization	(434,936)	(270,169)
Goodwill	(5,899)	-
Total Deferred Tax Liabilities	(440,835)	(270,169)

Net Deferred Tax Assets/(Liabilities)	$(232,161)	$87,422

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q and has noted the following subsequent events for disclosure purposes:

Settlement of Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe Lawsuit

On November 9, 2023, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit: Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe. The Company had filed an action in a case styled “Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow by the Law Offices of Saul Roffe. The Company also sought approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The Company has obtained a $30,000.00 default judgment against the Law Offices of Saul Roffe and is attempting to collect on the judgment.  The action against Girish GPO has been resolved with the Girish defendants agreeing to pay the Company $34,000.00 over time.

Settlement of Lifted Liquids, Inc. v. DEV Distribution, LLC Lawsuit

On October 9, 2023, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit: Lifted Liquids, Inc. v. DEV Distribution, LLC, No, DC-22-15080. In October 2022, Lifted filed an action against Dev Distribution LLC (“Dev”), a vendor who failed to deliver certain products that Lifted has purchased for $263,938 for. Dev filed a counterclaim alleging breach of contract. In October 2023, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit in exchange for Dev paying $230,000 and providing certain equipment and product.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

During the quarter ended September 30, 2023, $597,098 of obsolete and spoiled inventory, which related primarily to $489,022 of expired HHC-infused gummies, was written off. Nearly all of these expired gummies were manufactured by third-party suppliers prior to the commencement of Lifted’s in-house gummy manufacturing operations in Kenosha, Wisconsin. Management believes that these expired gummies were manufactured pursuant to formulations and manufacturing protocols that were of lower quality than Lifted’s in-house gummy products, and sold more slowly due to the relative lack of consumer excitement for HHC-infused gummies. This $489,022 charge reduced our net income per share for the three and nine month periods ended September 30, 2023 by approximately $0.02.

During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which was $1,663,163 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the nine months ended September 30, 2023 from $3,798,530 to $2,135,367. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.25, respectively, for the nine months ended September 30, 2023.

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc. had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $2,117,018 as of September 30, 2023. LFTD Partners Inc. is currently also accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, and has certain bonuses being accrued, among other ongoing financial obligations. In addition, as extensively discussed in the Company’s 2022 Annual Report on Form 10-K, we are subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

The legal and regulatory risks facing Lifted's business are particularly acute at this point in time, in at least two respects: (1) An official of the federal Drug Enforcement Administration (the "DEA") made a presentation at a conference in Houston in April 2023, in which that official reportedly stated that the DEA plans to issue a new rule that would have the effect of classifying certain hemp-derived cannabinoids as controlled substances. If such a new rule were to be issued and become legally binding upon Lifted, it could have a material adverse effect upon over 90% of Lifted's business and upon the trading price of the Company's common stock. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any draft DEA rule that would materially affect Lifted’s business; and (2) a new or amended federal "Farm Bill" is expected to be passed by Congress and signed by the President sometime during the second half of 2023 or the first half of 2024. If such a new or amended federal "Farm Bill" were to eliminate or limit the legality of hemp and hemp-derivatives, it could have a material adverse effect upon over 90% of Lifted's business and upon the trading price of the Company's common stock. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any draft "Farm Bill" legislation that would materially adversely affect Lifted’s business.

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

The Company has a history of losses as evidenced by the accumulated deficit at September 30, 2023 of $2,117,018. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended
	September 30,
	2023	2022
Net Cash Provided by/(Used in) Operating Activities	$743,001	$3,536,595
Net Cash Used in Investing Activities	$(1,089,730)	$(656,381)
Net Cash Used in Financing Activities	$(102,501)	$(131,987)

Cash Flows From Operating Activities

Net cash provided by operating activities was $743,001 for the nine months ended September 30, 2023, compared to net cash provided by operating activities of $3,536,595 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, net cash provided by operating activities primarily resulted from net income of $2,135,367, which includes non-cash expenses of $3,059,353, offset by net increases in operating assets and liabilities of $4,451,719. Non-cash expenses are primarily related to $2,138,175 of stock compensation expense and $771,355 of spoiled and written off inventory. Working capital of $4,465,159 was used to purchase inventory. In comparison, during the nine months ended September 30, 2022, net cash provided by operating activities was primarily resulted from net income of $6,587,739, which includes non-cash expenses of $3,841,515, offset by net increases in operating assets and liabilities of $6,892,659. Non-cash expenses are primarily related to $3,279,262 of spoiled and written off inventory and $841,269 of sales allowances. Working capital totaling $8,311,612 was primarily used to purchase inventory and fund management bonuses.

Cash Flows From Investing Activities

Net cash used in investing activities was $1,089,730 and $656,381 during the nine months ended September 30, 2023 and 2022, respectively. In 2023, Lifted spent $342,068 to purchase net assets from Oculus CRS, LLC and spent $747,662 for net purchases of fixed assets.  In 2022, cash used in investing activities of $656,381 was used to purchase fixed assets.

Cash Flows From Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was $102,501, primarily driven by finance lease liability payments of $53,754. During the nine months ended September 30, 2022, net cash used in financing activities was $131,987, and was primarily driven by the repurchase and cancellation of 100,000 shares of common stock from a non-affiliate for $150,000. In 2022, the Company also temporarily borrowed $2,750,000 from NWarrender in the first quarter of 2022 and repaid these notes in full in the second and third quarters of 2022.

During the nine months ended September 30, 2023, net cash decreased by $449,230, and we had $3,081,393 of unrestricted cash at September 30, 2023. In comparison, during the nine months ended September 30, 2022, net cash increased by $2,748,228, and we had $4,350,959 of unrestricted cash at September 30, 2022.

Comparison of the balance sheet at September 30, 2023 to December 31, 2022

The following table summarizes our current assets, current liabilities and working capital as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Current Assets	$18,873,527	$13,853,949
Current Liabilities	$8,197,089	$6,210,133
Working Capital	$10,676,438	$7,643,816

Total current assets at September 30, 2023 of $18,873,527 were adequate for us to fund current operations; total current assets primarily consisted of inventory of $9,865,202, net accounts receivable of $3,728,002 and cash on hand of $3,081,393.

Sales allowances, which reduce gross sales on the Consolidated Statements of Operations, are recorded for estimated future discounts/refunds and product returns and are netted against accounts receivable on the Consolidated Balance Sheets. Consequently, as of September 30, 2023 and December 31, 2022, accounts receivable were reduced by $332,170 and $935,881, respectively, for sales allowances. The primary impetus for the need of a sales allowance and a reduction in accounts receivable as of September 30, 2023 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived cannabinoid products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

All accounts receivable older than 90 days are accrued for in the allowance for doubtful accounts, which totaled $166,503 and $281,762 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the Company also reported prepaid expenses of $1,066,975.

In comparison, consolidated current assets of $13,853,949 at December 31, 2022 primarily consisted of prepaid expenses of $1,668,961, inventory of $6,023,967, net accounts receivable of $2,410,327, and cash on hand of $3,530,623. Prepaid expenses include prepaid inventory at September 30, 2023 and December 31, 2022 of $878,862 and $1,527,920, respectively.

At September 30, 2023, current liabilities of $8,197,089 primarily consisted of accounts payable and accrued expenses of $3,768,038, finance lease liability of $1,376,595, Minimum Earnout Consideration of $1,000,000 pursuant to the Oculus Merger Agreement, deferred revenue of $1,243,128, and collaboration commissions and royalties payable of $629,552. Minimum Earnout Consideration to be paid pursuant to the Oculus Merger Agreement consists of $200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share.

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

At September 30, 2023, current liabilities of $8,197,089 primarily consisted of accounts payable and accrued expenses of $3,768,038, finance lease liability of $1,376,595, Minimum Earnout Consideration of $1,000,000 pursuant to the Oculus Merger Agreement, deferred revenue of $1,243,128, and collaboration commissions and royalties payable of $629,552. Minimum Earnout Consideration to be paid pursuant to the Oculus Merger Agreement consists of $200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share.

In comparison, current liabilities as of December 31, 2022 of $6,210,133 primarily consisted of accounts payable and accrued expenses of $4,049,897, finance lease liability of $1,357,524, and deferred revenue of $594,086.

The Company had an accumulated deficit of $2,117,018 and $4,238,735 as of September 30, 2023 and December 31, 2022, respectively.

Comparison of operations for the three and nine months ended September 30, 2023 to September 30, 2022

During the three and nine months ended September 30, 2023, the Company recognized net sales of $13,106,280 and $38,090,615, respectively. In comparison, during the three and nine months ended September 30, 2022, the Company recognized net sales of $11,237,277 and $46,102,656, respectively. Reasons for the decrease in net sales include, but are not limited to: greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids per unit at a lower price point; and other competing brands paying distributors and wholesalers to replace Lifted’s products on valuable shelf space.

During the quarter ended September 30, 2023, $597,098 of obsolete and spoiled inventory, which related primarily to $489,022 of expired HHC-infused gummies, was written off. Nearly all of these expired gummies were manufactured by third-party suppliers prior to the commencement of Lifted’s in-house gummy manufacturing operations in Kenosha, Wisconsin. Management believes that these expired gummies were manufactured pursuant to formulations and manufacturing protocols that were of lower quality than Lifted’s in-house gummy products, and sold more slowly due to the relative lack of consumer excitement for HHC-infused gummies. This $489,022 charge reduced our net income per share for the three and nine month periods ended September 30, 2023 by approximately $0.02.

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

Below are tables showing the approximate disaggregation of historical revenue:

	For the three months ended				For the nine months ended
	September 30,				September 30,
Location of Sale	2023		2022		2023		2022
Inside of USA	$13,096,973	99.9%	$11,124,904	99.0%	$38,056,082	99.9%	$45,955,418	99.7%
Outside of USA	$9,307	0.1%	$112,373	1.0%	$34,533	0.1%	$147,238	0.3%
Net Sales	$13,106,280	100%	$11,237,277	100%	$38,090,615	100%	$46,102,656	100.0%

	For the three months ended				For the nine months ended
	September 30,				September 30,
Type of Sale	2023		2022		2023		2022
Net sales of raw materials to customers	$618	0%	$21,707	0.2%	$3,696	0%	$40,339	0.1%
Net sales of products to private label clients	312,905	2%	766,129	6.8%	$1,178,686	3%	850,271	1.8%
Net sales of products to wholesalers	2,535,597	19%	1,404,590	12.5%	$7,437,453	20%	5,825,584	12.6%
Net sales of products to distributors	9,640,568	74%	8,653,948	77.0%	$27,738,487	73%	36,393,678	78.9%
Net sales of products to end consumers	616,592	5%	390,903	3.5%	$1,732,293	5%	2,992,784	6.5%
Net Sales	$13,106,280	100%	$11,237,277	100%	$38,090,615	100%	46,102,656	100.0%

	For the three months ended				For the nine months ended
	September 30,				September 30,
Hemp vs Non-Hemp Product Sales	2023		2022		2023		2022
Net sales of hemp products	$12,957,460	99%	$11,012,531	98%	$35,587,865	93%	$45,180,603	98%
Net sales of non-hemp products	148,820	1%	224,746	2%	2,502,750	7%	922,053	2%
Net Sales	$13,106,280	100%	$11,237,277	100%	$38,090,615	100%	$46,102,656	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Product Type	2023		2022		2023		2022
Vapes	$7,405,541	57%	$4,768,956	42%	$19,846,178	52%	$23,506,451	51%
Edibles	3,293,422	25%	3,990,484	36%	$10,849,438	28%	13,147,861	29%
Flower	1,165,926	9%	851,219	8%	$4,203,894	11%	2,885,302	6%
Cartridges	1,223,320	9%	1,625,513	14%	$3,165,575	8%	6,561,937	14%
Apparel and Accessories	18,071	0%	1,106	0%	$25,530	0%	1,106	0%
Net Sales	$13,106,280	100%	$11,237,277	100%	$38,090,615	100%	$46,102,656	100%

Gross profit for the three and nine months ended September 30, 2023 was $4,422,003 and $15,706,805, respectively. Gross margin percentage was 34% and 41%, respectively, for the three and nine months ended September 30, 2023. In comparison, gross profit for the three and nine months ended September 30, 2022 was 7% and 37%, respectively.

During the nine months ended September 30, 2023, the Company recognized net income of $2,135,367, which includes the impact of a one-time, non-cash stock compensation expense of $2,138,175, which was $1,663,163 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the nine months ended September 30, 2023 from $3,798,530 to $2,135,367. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.25, respectively, for the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, the Company recognized $1,710,806 and $5,363,633, respectively, of payroll expenses; this is up from $1,482,455 and $5,148,284, respectively, of payroll expenses recognized during the three and nine months ended September 30, 2022. In addition, Lifted’s Chief Strategy Officer (“CSO”), who was hired on July 1, 2021, has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitles the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. For the three and nine months ended September 30, 2023, the bonus earned by the CSO was $161,533 and $749,397, respectively. In comparison, for the three and nine months ended September 30, 2022, the bonus earned by the CSO was $261,864 and $1,405,133, respectively.

During the nine months ended September 30, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from the anticipated 2023 company-wide bonus pool on a dollar-for-dollar basis. In comparison, during the three and nine months ended September 30, 2022, the Company recognized an expense reversal of $2,121,532 and $0, respectively, related to the company-wide management bonus pool. In the third quarter of 2022, the company-wide bonus pool accrual for 2022 was fully reversed, except for $233,336 paid to certain members of the management team in the fourth quarter of 2022.

During the three and nine months ended September 30, 2023, the Company incurred $184,432 and $663,181, respectively, in advertising and marketing expenses, which primarily related to trade shows, marketing, and the cost of promotional items. In comparison, during the three and nine months ended September 30, 2022, the Company incurred $334,215 and $550,612, respectively, in advertising and marketing expenses, which related to trade shows, marketing, promotional products and public relations.

Bad debt expense for the three and nine months ended September 30, 2023, totaled a net benefit of $82,935 and expense of $138,565, respectively. In comparison, bad debt expense reflects a net benefit of $11,898 and $75,107 during the three and nine months ended September 30, 2022, respectively.

For the three and nine months ended September 30, 2023, commission and royalty expense of $846,714 related to the Jeeter, Diamond and Cali Agreements was recognized. No commission and royalty expense related to the Jeeter, Diamond and Cali Agreements was recognized in 2022.

Other operating expenses increased to $641,806 and $1,968,419, respectively, during the three and nine months ended September 30, 2023, from $377,416 and $1,288,486, respectively, during the three and nine months ended September 30, 2022. Other operating expenses include, for example, lab supplies, dues and subscriptions, meals and entertainment, insurance expenses, repairs and maintenance, and state license & filing fees. The annual cost of certain insurance policies that the Company has in place are based on the Company’s revenue; as such, these policies are costly for the Company.

During the quarter ended September 30, 2023, total net non-operating Other Expenses of $80,467 primarily consisted of debt financing expenses of $60,000 and interest expense of $23,986, offset by interest income of $2,221. In comparison, during the quarter ended September 30, 2022, total, non-operating net Other Expenses of $47,758 primarily consisted of interest expense of $37,181, loss on disposal of fixed assets of $8,243 and penalties of $4,461.

During the nine months ended September 30, 2023, total, non-operating net Other Expenses of $114,041 primarily consisted of interest expense of $72,537 and debt financing expenses of $60,000, offset by interest income of $27,697. In comparison, during the nine months ended September 30, 2022, total, non-operating net Other Income of $6,462 primarily consisted of interest expense of $95,839 offset by settlement income of $108,570.

During the quarter ended September 30, 2023, the Company recognized net income of $617,648. In comparison, during the quarter ended September 30, 2022, the Company recognized net income of $423,486.

During the nine months ended September 30, 2023, the Company recognized net income of $2,135,367. In comparison, during the nine months ended September 30, 2022, the Company recognized net income of $6,587,739.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2023.

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

During September 2023, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2023 was not effective. Management identified the following material weaknesses as of September 30, 2023:

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

Beginning in March 2010, the Company began emailing or mailing to Mr. Mesolella a copy of each monthly statement from its bank summarizing all activity in the Company’s checking account, for review and questioning as appropriate. The purpose of Mr. Mesolella’s involvement is to provide monitoring, oversight and assistance to GJacobs, CEO, in the preparation and reporting of the Company’s financial statements.

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

Management is unaware of any material inaccuracies or errors in the Company’s financial statements as of September 30, 2023.

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

Lifted and target companies may be subject to risks related to their information technology systems, including the risk that they may be the subject of a cyber-attack and the risk that they may be in non-compliance with applicable privacy laws

Lifted and target companies may have purchased or entered into agreements with third parties for website services, hardware, networks, equipment, software, payment processing services, website “plug-in” software, applications, telecommunications and other information technology services (“IT”) in connection with their operations. Lifted’s and target companies’ operations depend, in part, on how well they and their vendors protect their IT against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, disruptions in internet and mobile commerce, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events may result in IT failures, operational and financial reporting delays, increases in capital expenses, including potentially ransom payments, or other potential costs and business disruptions that may result if Lifted’s or target companies’ customers assert claims regarding Lifted’s or target companies’ technology. Lifted’s and target companies’ operations may also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems, software and applications. The failure of IT systems, or a component of IT systems, may, depending on the nature of any such failure, adversely impact Lifted’s and target companies’ reputations and results of operations.

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

As cyber threats continue to evolve, Lifted and target companies may be required to expand significant additional resources to continue to modify or enhance their protective measures or to investigate and remediate any information security vulnerabilities. Significant disruption to Lifted's and target companies' IT system or breaches of data security may have a material adverse effect on their businesses' financial condition and results of operations.

The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Cyber incidents or malicious attacks on Lifted's and target companies' information technology systems could damage our reputation, negatively impact our businesses, and expose us to litigation risk

Lifted and target companies use computers in substantially all aspects of their business operations. They also use mobile devices, social networking and other online activities to connect with their team members and their customers. They rely heavily on various proprietary and third-party information systems. Their reputation for the secure handling of customer and other sensitive information is critical to the success of their businesses. Like other businesses, they are potentially subject to a range of cyber incidents, including but not limited to state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, data leakage and compromise, wire fraud, phishing incidents and other cyber incidents. They may not detect cyber incidents and may not be able to quickly or properly respond to cyber incidents. Their information technology and network infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or vendors, or other disruptions. A cybersecurity incident and breach of their information systems could lead to theft, destruction, loss of life, damage to property, environmental issues, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation.

Our management depends on relevant and reliable information for decision-making purposes, including key performance indicators and financial reporting. Any significant loss of data, failure to maintain reliable data, disruptions affecting our information systems, or delays or difficulties in transitioning to new systems could adversely affect our business, financial condition and results of operations. In addition, our ability to continue to operate our businesses without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to continue to operate properly. If our information systems fail and/or if our insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced, and the reputation of our brands and our business could be adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments.

The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted's or target companies' computer systems, or the computer systems of third party software or service providers, or the underlying infrastructure of the internet, are breached or compromised, and unauthorized access is obtained to Lifted's or target companies' data or customer’s data, or authorized access is blocked or disabled, then we may incur significant legal exposure and liabilities, or a negative financial impact

Lifted's and target companies' businesses involve the storage and transmission of their customers’ proprietary and sensitive data. We can provide no assurances that Lifted and target companies can effectively protect our customers’ data, as such data may in the future be materially breached or compromised as a result of events such as: third-party attempts to fraudulently induce Lifted's or target companies' employees, independent contractors, partners or customers to disclose sensitive information such as usernames, passwords or other information to gain access to our customers’ data or IT systems, or our data or our IT systems; efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, including ransomware, destructive malware and distributed denial-of-service attacks; third-party attempts to abuse marketing, advertising, messaging or social products and functionalities to impersonate persons or organizations and disseminate information that is false, misleading or malicious; cyberattacks on third party and/or internally built IT infrastructure on which much of Lifted's and target companies' businesses rely; vulnerabilities resulting from enhancements and updates to software and IT systems; vulnerabilities in the products or components across the broad ecosystem within which Lifted's and target companies' services operate in conjunction with and are dependent on; vulnerabilities existing within or resulting from new technologies, infrastructures, protocols, laws, rules, and regulations; attacks on, or vulnerabilities in, the many different underlying networks and services that power the internet that Lifted and target companies depend on, most of which are not under our control or the control of our vendors, partners or customers; and employee or contractor errors or intentional acts that compromise Lifted and target companies' computer systems.

We can provide no assurances or guarantees whatsoever that our IT systems will provide security or otherwise be effective or that a material breach will not occur. For examples, and without limitations, Lifted's and target companies' ability to mitigate these risks may be impacted by the following among other events: changes to, and growth in the complexity of, the techniques used to breach, obtain unauthorized access to, or sabotage IT systems and infrastructure, which are generally not recognized until launched against a target, and could result in Lifted and target companies being unable to anticipate or implement adequate measures to prevent such techniques; the continued evolution of internal IT systems as Lifted and target companies adopt new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of IT systems; the acquisition of new subsidiaries, requiring Lifted to incorporate and secure different or more complex IT environments; authorization by customers to third-party technology providers to access their customer data, which may lead to Lifted and target companies' customers’ inability to protect their data that is stored on Lifted and target companies servers and on third parties' servers; and lack of control over customers or third-party technology providers, or the processing of data by third-party technology providers, which may not allow Lifted and target companies to maintain the integrity or security of such transmissions or processing.

We believe that, in the normal course of business, Lifted and target companies have been the target of malicious cyberattack attempts and have experienced other IT security incidents especially in regard to Lifted's banking, credit card, and other financial activities. There can be no assurance that future cyberattacks and other IT security incidents will not be material or significant. An IT security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, Lifted's or target companies' IT systems or data, or customers’ systems or data, including intellectual property and proprietary, sensitive or other confidential information. An IT security breach or incident could also result in a litigation against us, negatively impact our future sales, disrupt our business, and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability.

All of the foregoing described risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted and target companies do not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks

The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. Lifted and target companies do not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that Lifted and target companies will not be seriously damaged by the exploitation of their cybersecurity vulnerabilities. These risks may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted, target companies, or our third-party service providers experience an actual or perceived cybersecurity event, our platform may be perceived as not being secure, and we may lose customers or incur significant liabilities, which would harm our business and operating results

Lifted's and target companies' operations involve the storage, transmission and processing of internal and customers’ confidential, proprietary and sensitive data, which may include personally identifiable information, and financial information. Computer malware, ransomware, viruses, hacking, phishing and denial of service attacks by third parties have become more prevalent in internet-enabled commerce, and we believe that Lifted has been the target of hackers and scammers in the past, and likely will be the target of hackers and scammers in the future.

We may not be able to prevent material breaches of our IT systems caused by intentional or unintentional action or inaction by employees or third parties, which may result in the unauthorized access or release of our instances and ultimately our or our customers’ data, IP and other confidential business information.

A security breach suffered by Lifted, target companies, or third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, service level agreement claims, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant economic and operational consequences in order to appropriately assess and respond to security incidents and to implement appropriate safeguards to protect against future incidents. We do not believe that Lifted's or target companies' insurance will be adequate or sufficient to cover the potentially significant losses that may result from an IT security incident.

Additionally, as we increase reliance on third-party and public cloud infrastructure, we depend in part on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of data. However, we have little or no ability to monitor our third-party service providers’ data security. Similarly, employee error or malfeasance in configuring, maintaining, and using services offered by third-party providers may affect our ability to monitor and secure such services. Any breach of our providers’ security measures or misconfiguration or misuse of our software or our providers’ services may result in unauthorized access to, or the misuse, loss or destruction of, our and our customers’ data or in a violation of our terms or applicable law, which may result in reputational harm or liability.

We cannot guarantee that Lifted's and target companies' IT systems have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and network or the systems and networks of third parties that support us and our business. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by us or our third-party vendors or service providers. Furthermore, supply chain disruptions due to wars and/or sanctions (and resulting legal or regulatory developments) and any indirect effects may further complicate any existing supply chain constraints.

All of these risks may have a material adverse effect on our Company and the trading price of our common stock.

Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may subject us to substantial negative financial consequences and civil or criminal penalties

Complex local, state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These privacy and data protection laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations and enforcement. In addition, our legal and regulatory obligations in jurisdictions outside the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations or to increase penalties significantly. Becoming aware of, and complying with, these laws and regulations can be costly and can impede the development and offering of new products and services.

Any failure by Lifted and target companies to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance and business. These risks may have a material adverse effect on our Company and the trading price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Deferred Contingent Stock

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger. Now that certain conditions and requirements have been met, starting on February 24, 2023, the deferred contingent stock has begun to be issued to certain recipients of the deferred contingent stock who have instructed the Company to issue to them their respective, earned deferred contingent stock. As of September 30, 2023, 503,000 shares of deferred contingent stock have been issued to certain recipients of deferred contingent stock, including 200,000 shares of deferred contingent stock to WJacobs. See NOTE 9 – SHAREHOLDERS’ EQUITY.

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky

This Form 10-Q

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 13, 2023
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFTD Partners Inc.

Dated: November 13, 2023	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

