Form 10-K
period 2023-12-31
LFTD PARTNERS INC.
filed 2024-03-29
CIK 1391135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,144,657. The voting stock held by non-affiliates on that date consisted of 5,941,088 shares of common stock.

As of March 26, 2024, there were 14,805,678 shares of the registrant’s common stock outstanding.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

Documents Incorporated by Reference: None

LFTD Partners Inc.

Annual Report on Form 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

 This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements and forward-looking information are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements or forward-looking information. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this Form 10-K, and in our other U.S. Securities and Exchange Commission (“SEC”) public filings. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date hereof, unless it is specifically otherwise stated to be made as of a different date. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A. under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

SUMMARY OF RISK FACTORS

LFTD Partners Inc. (hereinafter sometimes referred to as “LFTD Partners”, the “Company”, “LIFD”, the “Company”, “we”, “us”, “our”, etc.) is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in LFTD Partners. This Summary of Risk Factors does not address all of the risks that we face. Additional discussion of the risks summarized in this Summary of Risk Factors, and other risks that we face, may be found below in “Item 1A. Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making a decision to invest in our Company. The principal factors that make an investment in LFTD Partners speculative or risky include the following, among others:

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

We are primarily interested in acquiring rapidly growing, profitable companies that are also involved in the manufacture and sale of branded, hemp-derived, psychoactive and alternative lifestyle products (a “Canna-Infused Products Company”). Management of the Company is open-minded to the concept of also acquiring operating businesses and/or assets directly or indirectly involving products containing nicotine, tobacco, marijuana, distilled spirits, beer, wine, and/or real estate. In addition, management of the Company is open-minded to the concept of diversifying, by acquiring all or a portion of one or more operating businesses and/or assets that are considered to be “essential” businesses that are outside our industry and that are unlikely to be shut down by the government during pandemics such as COVID-19, or that have less regulatory risk than a Canna-Infused Products Company.

Lifted Made

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”). Lifted manufactures and sells hemp-derived and psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand. Products currently sold by Lifted include, for example: disposable vapes and cartridges, gummies, joints, blunts, and products containing ingredients such as kanna, muscimol, ashwagandha and kava.

Bank Financing and Purchase of Headquarters Building

On December 14, 2023, LFTD Partners and Lifted (together the “Borrower”), jointly borrowed a total of $3,910,000 from Surety Bank, of DeLand, Florida (“Lender”).

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest, and (2) a $910,000 loan at 10% fixed annual interest, the net proceeds of which were used by Lifted Made to pay a portion of the $1,375,000 purchase price of Lifted Made’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”). The two loans are cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted Made, in favor of Surety Bank.

Purchase of the 5511 Building

Toward the end of 2020, our Vice Chairman and Chief Operating Officer Nicholas S. Warrender (“NWarrender”), through his assigned entity 95th Holdings, LLC (“Holdings”), purchased the 5511 Building, which was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to valuation based on a formula agreed upon by the parties. Pursuant to an agreement with NWarrender on December 30, 2021, the parties agreed to set the purchase price for the 5511 Building at $1,375,000. Prior to the Acceleration Agreement, which was entered into by the Company with NWarrender on July 5, 2022, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building was extended by one year to December 31, 2023. Lifted purchased the 5511 Building from Holdings on December 14, 2023 for the agreed upon purchase price of $1,375,000 in cash.

Improvements to and Potential Expansion of the 5511 Building

Due to an extreme need for additional employee parking spots at the 5511 Building, the Company in the fourth quarter of 2022 built a parking lot at the 5511 Building for $193,216, which is accounted for as a building improvement (a capitalized fixed asset). The investment in this necessary parking lot had no impact on the $1,375,000 purchase price that Lifted had committed to pay for, and did pay for, the 5511 Building on December 14, 2023.

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

$3,000,000 Working Capital Loan

Credit Agreement

Pursuant to the Credit Agreement dated as of December 14, 2023 (the “Credit Agreement”), among the Borrower and the Lender, the Lender agreed to loan to the Borrower $3,000,000 (“Working Capital Loan”). The interest rate for the Working Capital Loan is a fixed annual interest rate of 9.5%. The Credit Agreement requires a Promissory Note and Security Agreement. The Credit Agreement requires a prepayment fee if the Working Capital Loan is repaid to the Lender in less than three years, in the amount of 3% of the Working Capital Loan if the loan is repaid in Year-1, 2% of the Working Capital Loan if the Working Capital Loan is repaid in Year-2, and 1% if the Working Capital Loan is repaid in Year-3.

The Credit Agreement is also subject to certain negative covenants in which the Borrower agreed (subject to certain exceptions) not to, among other things:

•	Become subject to other liens or encumbrances;
•	Change ownership of Lifted Made without the consent of the Lender;
•	Enter into a merger, acquisition or divestiture;
•	Conduct stock buybacks;
•	Serve as a guarantor;
•	Wind up, liquidate or dissolve;
•	Enter into the purchase, sale, exchange or transfer of property;
•	Permit the outstanding principal balance of the Working Capital Loan to exceed 40% of the fair market value of the collateral securing the Working Capital Loan; or
•	Directly or indirectly issue, assume or create any additional indebtedness on the collateral.

Promissory Note

Pursuant to the Promissory Note dated as of December 14, 2023 (the “WC Note”), among the Borrower and the Lender, the Lender agreed to loan to the Borrower the Working Capital Loan at a fixed annual interest rate of 9.5%. The WC Note also requires a 5% late fee on outstanding unpaid payments due under the WC Note where payments are not made within 10 days of the due date. The WC Note has cross-default cross-collateralized provisions with the $910,000 Business Loan described below.

Security Agreement

Pursuant to a Security Agreement dated as of December 14, 2023 (“Security Agreement”), the Borrower granted to the Lender a security interest in all the Borrower’s personal property relating to its business to secure the obligations of the Borrower under the Credit Agreement. The collateral that is secured by the Security Agreement includes all the Borrower’s accounts, general intangibles, inventory, equipment, goods, deposit accounts, contractual rights, fixtures, money, insurance and commercial tort claims.

If an event of default under the Credit Agreement occurs, then the Lender may exercise the Borrower’s rights in the collateral. In that event, the Lender will have all the rights of a secured party with respect to the collateral under the Uniform Commercial Code, including, among other things, the right to sell the collateral at public or private sale.

Collateral Assignment Agreement

Under the Collateral Assignment Agreement dated as of December 14, 2023, between the Borrower and the Lender, the Borrower assigned to the Lender, in connection with the terms of the Credit Agreement, all of Borrower’s “intellectual property”, including but not limited to, all patents, patent rights, trademarks and service marks, works, inventions, copyrights, trade names, software and computer programs, trade secrets, methods, processes, know how, drawings, and specifications. In the event of default under the Credit Agreement or WC Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing intellectual property collateral to the detriment of the Borrower.

Pledge Agreement

Under the Pledge Agreement dated as of December 14, 2023, between the Borrower and the Lender, the Borrower, in connection with the terms of the Credit Agreement, pledges all equity holdings in Lifted Made, Bendistillery, Inc., Bend Spirits, Inc., and Ablis Holding Company. In the event of default under the Credit Agreement or WC Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

$910,000 Loan

Business Loan Agreement

Pursuant to the Business Loan Agreement dated as of December 14, 2023 (the “Loan Agreement”), among the Borrower and the Lender, the Lender agreed to loan $910,000 (the “Business Loan”) to the Borrower. The Business Loan requires that Borrower shall maintain a minimum 1.50x Debt Service Coverage Ratio (DSCR) based on Borrower tax returns. The DSCR shall be tested annually, beginning with the 2023 return. The DSCR shall be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. The Business Loan also requires Borrower to maintain its primary operating accounts with a $1,000,000.00 minimum deposit account balance with the Lender for the life of the Business Loan. The Business Loan also requires a Promissory Note, Mortgage and Assignment of Rents, Leases, and Security Deposits described below.

Promissory Note

Pursuant to the Promissory Note dated as of December 14, 2023 (the “BL Note”), among the Borrower and the Lender, the Lender agreed to loan to the Borrower the Business Loan at a fixed annual interest rate of 10% . The BL Note also requires a 5% late fee on outstanding unpaid payments due under the BL Note. The BL Note requires a mortgage on the 5511 Building, along with a first priority security interest on: all furniture, equipment, inventory, and general intangibles (including but not limited to all software and all payment intangibles); all fixtures; and all attachments, accessions, accessories, fittings, increases, tools, parts, repairs, supplies, and commingled goods.

Mortgage

Pursuant to the Mortgage dated as of December 14, 2023 (the “Mortgage”), among Lifted Made in favor of the Lender, in connection with the terms of the Loan Agreement and BL Note, Lifted Made agreed to a first priority mortgage on the 5511 Building (Parcel Number 08-222-32-410-104). In the event of default under the Loan Agreement or BL Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

Assignment of Rents, Leases, and Security Deposits

Pursuant to the Assignment of Rents, Leases, and Security Deposits dated as of December 14, 2023 (the “Lease Assignment”), among Lifted Made in favor of the Lender, in connection with the terms of the Loan Agreement and BL Note, Lifted Made agreed to assign its rights to leases and income from the 5511 Building to Lender. In the event of default under the Loan Agreement or BL Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

Default under any of the agreements described above could have a highly detrimental, if not catastrophic impact on our company.

Consolidated Balance Sheet Presentation of the Working Capital and Business Loans and Maturity Analysis

The following presents the Working Capital and Business Loans in the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Working Capital Loan	$3,000,000	$-
Business Loan	910,000	-
Total principal amount	3,910,000	-
Less: Unamortized debt financing costs	(55,149)	-
Less: Current portion of Surety Bank notes	(506,061)	-
Non-Current portion of Surety Bank notes	$3,348,790	$-

The following represents aggregate payments due on the Working Capital and Business Loans during each of the five years subsequent to December 31, 2023 and thereafter:

Maturity Analysis as of December 31, 2023

2024	$876,939
2025	876,939
2026	876,939
2027	876,939
2028	1,618,429
Thereafter	-
Total	5,126,185
Less: Interest portion	(1,216,185)
Total principal amount	$3,910,000

Manufacturing, Sales and Marketing Agreements

During the year ended December 31, 2023 Lifted entered into Manufacturing, Sales and Marketing Agreements with Cali Sweets, LLC (“Cali”), Diamond Supply Co. (“Diamond”), and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”) (collectively, “Agreements”). The terms of these Agreements are described below. The aggregate net revenue related to these Agreements for the year ended December 31, 2023 was $5,728,663.

Cali Sweets Agreement

On January 11, 2023, Lifted entered into a Manufacturing, Sales and Marketing Agreement (“Cali Agreement”) with Cali Sweets, LLC (“Cali”). Cali is headquartered in North Hollywood, California, and currently sells products under the brand name Koko Nuggz. The Cali Agreement entitles Lifted to be the exclusive worldwide manufacturer and distributor of Cali’s disposable vape products (under the brand name Koko Puffz) and gummy products (under the brand name Koko Yummiez) (“Cali Products”).

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

For information regarding the accounting for the Cali Agreement: please refer to NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

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

Under the terms of the Diamond Agreement, the parties will work together to set prices for Diamond Products. The term of the Agreement is three years and may be extended with the mutual consent of the parties. However, the Diamond Agreement may be extended for one-year with notice by Diamond at least three months prior to the end of the 3-year term, or by mutual consent of the parties. If Lifted pays to Diamond aggregate annual royalty payments of at least $1,000,000 per year, then the Diamond Agreement shall automatically renew for an additional one-year term.

For information regarding the accounting for the Diamond Agreement: please refer to NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

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

For information regarding the accounting for the Jeeter Agreement: please refer to NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

The Jeeter Agreement was terminated effective January 1, 2024 pursuant to a Termination Agreement dated as of March 22, 2024 between Jeeter and Lifted, described in NOTE 14 – SUBSEQUENT EVENTS.

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

As of the day of this Annual Report on Form 10-K, the management of the Company does not expect the second installment of Merger Consideration to exceed the Minimum Earnout Consideration.

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

At the time of the Merger, in addition to Chase and Hagan Sanchez, a total of 20 other people who had previously worked at Oculus became full-time employees of Lifted. Lifted agreed to, and did, pay employment bonuses to certain of these new people, in an aggregate amount totaling $50,000, pursuant to written instructions to Lifted from Chase and Hagan Sanchez.

Lease Agreement – Aztec, New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted assumed Oculus’ lease of office and operational space in Aztec, New Mexico. The leased premises include a shop building of approximately 4,800 square feet and adjacent fenced parking area located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico. The term of this lease was one year, commencing on December 1, 2022 and ending on November 30, 2023, continuing month-to-month thereafter until terminated. The base lease payment is $3,850 per month. All monthly payments are due and payable in advance on the first day of each month. Lifted is also required to pay taxes, insurance and certain maintenance costs of the leased premises. The lease is accounted for as an operating lease.

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

For information regarding the accounting for the ENM Agreement: please refer to NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

Manufacturing, Sales and Marketing Agreement With Subsidiary of a Large Publicly Traded US Marijuana Company

On or about January 23, 2024, Lifted entered into a Manufacturing, Sales and Marketing Agreement effective as of January 20, 2024 (“Agreement”) with a wholly owned subsidiary of a large, publicly traded US marijuana company that designs and sells hemp-derived vape and gummy products. The Agreement is similar in many respects to the other manufacturing, sales and marketing agreements entered into by Lifted in 2023. Our management does not believe that any of the relationships with the other collaborating companies have had a significant impact on our revenues as no sales under any of the agreements have increased Lifted’s revenues by more than 5%. There is no assurance that this new Agreement, with this new counterparty, will have a greater impact on our revenues than the relationships with the others; however, it may.

Services to be Provided by Lifted Made

Under the terms of the new Agreement with this new counterparty, the parties (“Parties”) have agreed that Lifted will serve as the exclusive manufacturer and distributor of certain 2018 Farm Bill compliant hemp-derived vape products and gummy products in the formulations and to the specifications mutually agreed upon by the Parties (the “Products”). The territory for the sale of the Products is limited to the United States of America (“Territory”). In addition to serving as exclusive manufacturer and distributor of the Products, Lifted will be responsible to sell the Products to customers (“Customers”), and to collect all payments from such Customers for the Products in the Territory during the Term (the “Services”).

Lifted, in its capacity as the exclusive manufacturer and distributor of the Products in the Territory during the Term, shall be an independent contractor and not an agent, representative or employee of the other party. As part of the Services, Lifted shall create a distribution and sub-distribution network for the sale of Products to Customers within the Territory. Neither Party shall have any right or power to represent or bind the other Party with respect to any third party.

Term

The term of the Agreement is eighteen (18) months from the effective date, renewable upon mutual written agreement of the Parties.

Marketing

Under the terms of the Agreement, the other party shall be primarily responsible for marketing the Products and shall pay the costs of such marketing. Lifted Made shall reasonably cooperate in advertising and marketing programs for the Products and shall reasonably cooperate in implementing sales, promotional and merchandising programs for the Products. All promotional discounts shall be subject to the mutual agreement of the Parties.

Quality

Under the terms of the Agreement, Lifted is required to use its best efforts to source materials for production of the Products at the lowest cost, provided such Products shall conform to quality standards consistent with industry standards for such products. Lifted Made is required to ensure the Products fall within certain predefined limits of heavy metals, microbial impurities, mycotoxins, residual pesticides, residual solvents and processing chemicals, as well as additional quality standards communicated to Lifted Made. Any Products failing such quality standards may be rejected. Lifted is also required to manufacture the Products and be responsible for all safety testing and approvals in conformity with the standards and legal requirements applicable to the manufacturing, distribution and sale of any Products and ensuring that all governmentally required reporting (including but not limited to PACT Act reporting) is accurately and timely made, and that all applicable excise taxes and sales taxes (collectively, “Excise and Sales Taxes”) are paid. In the event of any defects in the Products, Lifted shall, at its sole cost and expense, either (i) refund the cost of such Product or (ii) replace the Product, such election to be at the other party’s sole discretion.

Under the terms of the Agreement, all elements of the design, manufacturing, quality, advertising and promotion of the Products shall be mutually agreed upon and approved by the Parties, and Lifted shall submit to the other for approval: (i) any relevant schematic designs, (ii) pre-production samples, (iii) production samples, and (iv) such other specific items as are requested by the other party in its reasonable discretion from time to time for approval, and at all times prior to production and prior to being offered for sale. Products not approved by both Parties to the Agreement shall not go on to the next stage of production and shall not be offered for sale or sold by Lifted Made.

Prices

Under the terms of the Agreement, the Parties have agreed to work together in good faith to determine the sales prices to Customers for the Products and such prices shall be subject to the Parties’ mutual agreement. The Parties have agreed to work together to enact lawful and appropriate pricing strategies, including MSRP and maximum sale prices. Lifted shall make good faith efforts to collect all payments in connection with sales of all Products.

Customers

Under the terms of the Agreement, the Parties have agreed to work together in good faith to determine the Customers to which Lifted is selling the Products, subject to Lifted’s reasonable discretion, provided that the Parties shall regularly evaluate sales targets, accounts receivable, bad debt, and other reasonable factors to determine which Customers to direct Product to, and the other party shall have the right, in its reasonable discretion, to reject and direct Lifted to stop selling to a Customer in the event it deems necessary upon advanced notice to Lifted.

Forecasting

Under the terms of the Agreement, the Parties have agreed to meet monthly to review Products, discuss predicted order volumes, review pricing to Customers, plan marketing and sales efforts, discuss expansion into other states within the Territory, and evaluate additional potential Customers. The Parties shall also use such meetings to agree upon the quantities of raw materials, ingredients and supplies to produce the Products.

Purchase Orders

Under the terms of the Agreement, the other party shall initiate all Purchase Orders. Lifted has the right, in its sole discretion, to accept or reject any Purchase Order. Lifted may accept any Purchase Order by confirming the order via written confirmation and written invoice sent by an authorized agent of Lifted Made, including estimated completion date of the Products contemplated by such Purchase Order.

Excess Demand

Under the terms of the Agreement, in the event the Parties reasonably determine, after good faith discussions, that Lifted cannot accept the volume of Purchase Orders and anticipated demand for the future production of Products at any point during the Term of this Agreement (or in the event Lifted rejects a Purchase Order), the Agreement’s exclusivity shall be automatically waived by Lifted, but only to the extent of such excess demand as reasonably determined by the Parties after good faith discussions. In such a case, the other party shall have the right to work with any manufacturer, in its sole discretion, to meet such excess demand expectations.

Costs of Purchase Order

Under the terms of the Agreement, upon Lifted’s acceptance of a Purchase Order, Lifted is entitled to invoice the other party for 50% of the costs of the Purchase Orders with net 15-day terms. Lifted may only use the 50% down payment for placing orders for materials and production costs, including lab testing, associated with the accepted Purchase Order and for no other purpose. Once the Products are completed and are ready for shipment to Customers, Lifted is entitled to invoice the other party for the remaining 50% of the costs of the Purchase Orders with net 15-day terms.

Cost Recovery and Royalty

Under the terms of the Agreement, once sales of the Products begin, Lifted is required to use all revenue from the sale of the Products (less returns, discounts, refunds, etc.) (“Adjusted Gross Revenue”) until the other party has been repaid the cost of the Purchase Order. Thereafter, the Parties shall divide the remaining Adjusted Gross Revenue 60/40, with 40% of that Adjusted Gross Revenue going to Lifted Made (the “Royalty”).

Warranty

Under the terms of the Agreement, Lifted represents and warrants (i) that the Products, packaging and labels to be used in the Territory shall comply with all applicable laws, rules and regulations in those US states where sales of such Products are legal; (ii) that the Products shall comply with all federal, state or local laws and regulations relating to the Products’ quality, dosage, labeling, identity, quantity, or packaging; (iii) that the Products will not be adulterated or misbranded within the meaning of any applicable federal or state law or regulation, and will contain all necessary warnings, disclosures or instructions, in each case, pursuant to all applicable laws, rules and regulations; (iv) all third parties Lifted Made engages in connection with the manufacturing, distribution and sale of the Product (e.g., sub-distributors) adhere to all applicable laws, rules and regulations, including without limitation those regarding the importation, child and/or oppressive labor, and the regulation of controlled substances and 2018 Farm Bill; and (v) all Products shall be free from defects in material and workmanship and fit for their intended purpose.

Indemnification

Under the terms of the Agreement, Lifted Made agreed to indemnify the other party for (i) harm, injury, damage or loss arising out of or in connection with the Services, production and manufacture, distribution and/or sale of the Products (including by any third parties engaged by Lifted Made (e.g., sub-distributors)); (ii) harm, injury, damage or loss arising out of or in connection with the use of the Products by any Customer or end-user, to the extent such harm, injury, damage or loss results from a defect in the Products; (iii) any uncured material breach by Lifted Made of any provision hereof; (iv) any violation of any applicable law or government regulation by Lifted Made or any third party engaged by Lifted Made in connection with the Products; and (v) any recall or withdrawal of a Product in accordance with this Agreement. Notwithstanding the forgoing, Lifted Made shall have no indemnification obligation hereunder pursuant to clauses (i), (ii) or (iii) above if such recall, withdrawal or defect arises out of or relates to any misuse, mishandling, or improper storage of, or damage caused to, the Products by anyone other than Lifted Made or its manufacturers/producers, Customers, or any third party engaged by Lifted Made in connection with the Products.

Insurance

During the Term of the Agreement, each Party, at its own expense, is required to procure and maintain in full force and effect its own insurance policy or policies against any loss, liability, product liability, personal injury, death, or property damage, and shall provide certificates of insurance evidencing such coverage to the other Party promptly upon request. Such coverage shall include (1) Comprehensive Commercial General Liability Insurance with limits of $1,000,000 per occurrence and $2,000,000 in aggregate; (2) Worker’s Compensation Insurance in limits required by applicable law; and (3) Product Liability Insurance with minimum limits of $1,000,000 per occurrence and $2,000,000 in aggregate. GL and Product Liability policies shall name the other Party as an additionally insured party.

Termination

At any time during the Term of the Agreement, either party has the option, but not the obligation, to terminate this Agreement at any time, effective upon written notice, in the event the other Party has defaulted on any of its obligations under this Agreement and such default is not cured within thirty (30) days after receipt of written notice specifying the default.

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

Capital Raise

We currently have several million dollars of cash on hand. Nevertheless, we may deem it necessary or desirable in the future to raise additional capital in order to build our available working capital, to close future acquisitions, to potentially expand the 5511 Building, or to pay other corporate obligations. No guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

If we were ever to proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

Corporate Information

LFTD Partners Inc. is a Nevada corporation. On May 18, 2021, the Company changed its name to LFTD Partners Inc. from Acquired Sales Corp. On March 15, 2022, the Company changed its stock trading symbol to LIFD.

After acquiring, operating and then selling businesses involved in the defense sector, our business is currently directly or indirectly involved in the development, manufacture and/or sale or re-sale of a wide variety of branded, hemp-derived, psychoactive and alternative lifestyle products, and of products involving, nicotine, tobacco and marijuana.

We are focused on acquiring Canna-Infused Products Companies. The Company is also interested in potentially acquiring “essential” businesses that are outside its industry.

Our principal headquarters are located at 14155 Pine Island Drive, Jacksonville, Florida 32224. Our telephone number is (847) 915-2446. Our corporate website address is www.LFTDPartners.com.

LFTD Partners' first wholly-owned subsidiary is Lifted Made (“Lifted”), Kenosha, Wisconsin, which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers brand (www.urb.shop). Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) and Cali Sweets hemp-derived products.

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

Products

Under its flagship brand Urb Finest Flowers, Lifted develops, manufactures and sells a wide variety of products containing hemp-derived cannabinoids, psychoactive substances and other alternative lifestyle products, including nicotine products. Lifted sells its products online primarily through its website: www.urb.shop.

Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) and Cali Sweets hemp-derived products.

Lifted also manufactures and sells similar hemp-derived products to private label clients. During 2022, Lifted began manufacturing gummies in-house, both for its Urb Finest Flowers brand and for third party customers.

Competition

Lifted faces intense competition in the hemp-derived, psychoactive and alternative lifestyle products industries from both existing and emerging companies that offer similar products to Lifted. More distributors are creating their own brands and selling their own branded products at a lower price than Lifted’s products. There is also increased competition for products containing more milligrams of cannabinoids per unit at a lower price point. Also, other competing brands pay distributors and wholesalers to replace Lifted’s products on valuable shelf space. Some of Lifted’s current and potential competitors may have longer operating histories, more innovative or popular products, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the cannabinoid industry nationally and locally, Lifted may not be able to create and maintain a competitive advantage in the marketplace. Lifted’s success will depend on its ability to keep pace with any changes in local and national markets, especially in light of frequent and rapid legal and regulatory changes. Competition is also based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service. Lifted’s success will depend on its ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

The Market

Delta-8-THC and other cannabinoids can be derived from hemp. On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. The 2018 Farm Bill was scheduled to expire on September 30, 2023, but has been extended for an additional year. No assurance or guarantee can be given that the provisions of the 2018 Farm Bill that federally legalized Lifted's products will be re-authorized in the next so-called "Farm Bill".

The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under federal law, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. In addition, several states have enacted laws and regulations that prohibit or negatively restrict or regulate the sale of hemp and hemp-derived products, especially hemp-derived products containing delta-8-THC.

The market for psychoactive products is growing, and during 2022 Lifted began selling various products in this category. Many of these types of products that Lifted sells do not contain any hemp derivatives (such as THC).

Lifted’s product sales are typically made through distributors, but with some sales online or direct to retail outlets.

Government Laws and Regulations

Lifted primarily sells hemp-derived products, including products containing delta-8-THC and other cannabinoids. Lifted also sells other psychoactive and alternative lifestyle products, including nicotine products. Lifted is attempting to only conduct business to the extent permitted under applicable laws and regulations.

While Lifted is optimistic regarding the future of its business selling hemp-derived, psychoactive and alternative lifestyle products, including nicotine products, the manufacture and/or sale of these products involve significant risks associated with federal, state and local laws and regulations, and regulatory agencies, that have the potential to bankrupt Lifted and the Company, or at least to negatively impact the trading price of our common stock.

In regard to the sale of hemp-derived products in the United States, despite cannabis having been legalized at the state level for medical use in many states and for adult recreational use in a number of states, cannabis, other than plants of the same genus that meet the definition of industrial hemp, continues to be categorized as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”), and subject to the Controlled Substances Import and Export Act (“CSIEA”). As of December 20, 2018, the 2018 Farm Bill, formally known as the Agriculture Improvement Act of 2018 (the “Farm Bill”), has reclassified hemp for commercial use by removing it from its Schedule I Status under the CSA, and Lifted seeks to operate in compliance with the legislation. However:

(a) Farm Bill: The 2018 Farm Bill was scheduled to expire on September 30, 2023, but has been extended for an additional year. Lobbying is underway regarding what the next so-called "Farm Bill" will say. No assurance or guarantee can be given that the provisions of the 2018 Farm Bill that federally legalized Lifted's products will be re-authorized in the next so-called "Farm Bill". If the next so-called "Farm Bill" prohibits, or significantly restricts or regulates, Lifted's products, this could have a material adverse effect upon Lifted's business and the trading price of our common stock;

(b) FDA: The US Food and Drug Administration (“FDA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to regulate cannabis products under the Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. The health and safety impacts of delta-8-THC and other cannabinoids have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that CBD, delta-8-THC and other hemp-derived cannabinoids may or could have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. Furthermore, the FDA sometimes appears to believe that certain cannabinoids are drugs, and that the sale of certain cannabinoid-infused products without FDA approval is illegal. In deference to the FDA’s position, various states and municipalities have similarly declared that the sale of certain hemp-derived cannabinoid-infused products such as delta-8-THC is illegal, or have imposed restrictions or prohibitions upon the sale of certain hemp-derived products. The FDA may in the future impose significant licensing or other requirements, regulations, restrictions and/or prohibitions on the sale of hemp-derived products, which could have a material adverse effect upon Lifted’s business and the trading price of our common stock;

(c) DEA: The US Drug Enforcement Agency (“DEA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to pursue Schedule I controlled substances as well as certain synthetic substances. In particular:

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

(d) Amended PACT act: The amended federal PACT act makes the online sale of certain of Lifted’s products to end users difficult or impossible. The amended federal PACT act may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

Regarding the sale of products containing nicotine: products containing nicotine are addictive and are subject to heavy regulation by U.S. federal, state and local governments. The legislative and regulatory landscape surrounding nicotine-containing products has created risks for Lifted’s business. Laws and regulations have been adopted that can impose significant liabilities upon companies operating in the nicotine industry, especially in regard to sales to minors. Existing and future laws and regulations affecting nicotine products may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

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

As of the date of this Annual Report on Form 10-K, Lifted has approximately 166 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, strategy, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. Currently, most of Lifted’s employees and independent contractors are based in Kenosha, Wisconsin, and the rest are located in New Mexico, Illinois, and Florida.

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

Intellectual Property

Lifted maintains proprietary formulations, other trade secrets, and custom molds for its disposable vapes. Lifted also uses proprietary packaging for its products. Lifted does not currently own any registered patents.

Trademarks

Lifted has a registered trademark for its “Urbar” line of products.

Research and Development Expenditures

Lifted’s research and development (“R&D”) expenditures consist primarily of compensation and related costs for third parties responsible for the R&D of new products. Research and development costs are expensed as they are incurred. During the years ended December 31, 2023, 2022 and 2021, the Company reported R&D expenditures of $19,062, $25,636 and $0, respectively. During 2022, Lifted for the first time hired an outside laboratory to conduct research and development on a potential new, non-hemp-derived, synthetic psychedelic product (the “New Psychedelic Product”) for a total of $19,800. Such research and development of the New Psychedelic Product has been put on indefinite hold. Lifted has recently successfully purchased from third parties a natural equivalent of the New Psychedelic Product. No guarantee or assurance can be given that in the future Lifted will be able to purchase more of this natural equivalent of the New Psychedelic Product, or a synthesized version thereof.

Marketing

Lifted primarily markets itself by networking throughout the industry through word of mouth, through its website, by attending trade shows, and via other marketing campaigns. In the past, Lifted has also engaged public relations and search engine optimization firms to improve Lifted’s public relations and search engine optimization efforts. There can be no guarantee or assurance that Lifted’s marketing efforts will be successful or result in any additional sales or profits for Lifted.

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

Liquidity and Capital Resources

The Company’s only wholly owned subsidiary, Lifted, often generates enough free cash flow to allow the Company and Lifted to fund their operations at their current levels and to grow Lifted’s business in a conservative, capital-constrained fashion. However, no guarantee or assurance can be given that Lifted’s current level of free cash flow will continue in the future, especially in light of U.S. federal, state and local laws, regulations and executive orders that may negatively impact the Company’s sales of its products.

The Company and Lifted have aspirations to grow significantly faster than at their current levels, both organically and via acquisitions. But, to do so may require the Company to raise many millions of dollars of additional capital.

Currently, management of the Company is reluctant to raise capital by selling equity securities of the Company (common stock and/or convertible preferred stock) at the current trading price per share of the Company’s common stock or any lower price per share.

Even if the Company is able to raise additional capital via borrowing or the sale of equity securities of the Company: (1) the Company is accruing and paying 3% annual dividends on its Series A and Series B Convertible Preferred Stock; and (2) the Company may in the future accrue for a company-wide bonus pool. Additional capital raised by the Company that is used to pay the aforedescribed company-wide bonus pool, or that is used to pay dividends on our outstanding Series A and Series B Convertible Preferred Stock, is collectively referred to as the “Allocated Capital”.

If, notwithstanding these impediments, the Company and/or Lifted is able to raise debt or equity capital that is in addition to the Allocated Capital (the “Growth Capital”), then the Growth Capital would likely be used in connection with one or more of the following: (1) stock buybacks if permitted by the Lender; (2) an expansion of the 5511 Building; or (3) for potential acquisitions.

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

An Investment Committee appointed by the Company’s Board of Directors, currently consisting of GJacobs, NWarrender, and WJacobs, will review material furnished to it and will vote whether or not the Investment Committee believes a potential acquisition is in the Company’s best interests and the interests of the Company’s shareholders. If the Investment Committee votes unanimously to approve a potential acquisition, then such acquisition will be presented to the Board of Directors of the Company for their review and a vote. The Company does not intend to proceed forward with a potential acquisition without the unanimous approval of the Investment Committee and approval by a majority of the Company’s Board of Directors.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties (“Risk Factors”). Certain Risk Factors may have a material adverse effect on our business, financial condition, and results of operations. Investing in our shares involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

In the following Risk Factors, the terms “us”, “we”, “Company,” “LFTD Partners” and “Lifted” are meant to include references to LFTD Partners, Lifted (including its collaborations with Cali Sweets, Diamond Supply Co., Jeeter, Extrax NM, and a subsidiary of a large publicly traded marijuana company), future acquisition targets, and future asset purchases and/or joint ventures), SmplyLifted, Ablis, Bendistillery and Bend Spirits, as appropriate in the context of particular Risk Factors. These Risks Factors may cause our operations to vary materially from those contemplated by our forward-looking statements. These Risk Factors include:

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

Our acquisition of Lifted and our prior acquisitions of 4.99% of the outstanding equity of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, involve significant risk, and there can be no assurance that the business of Lifted, or 4.99% of the common stock of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, will be successful or generate any profit or other financial benefit for our Company. Impairments of some or all of the value of our investments in Ablis, Bend Spirits and/or Bendistillery may occur. An inability by LFTD Partners to achieve financial benefit from Lifted, Ablis, Bend Spirits or Bendistillery may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We have incurred substantial losses in the past

Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $2,096,780 as of December 31, 2023. We may incur significant losses in the future for a number of reasons, including the risks described in ITEM 1A. RISK FACTORS, and unforeseen expenses, difficulties, legal or regulatory challenges, complications and delays and other unknown events. Any failure to achieve and sustain profitability may materially adversely affect our Company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We have substantial ongoing payment obligations

We have substantial ongoing payment obligations, including payments on our loans from Surety Bank, payroll and benefits, rent and overhead costs, inventory purchases, professional fees, bonuses, preferred stock dividends, other operating expenses, income taxes, excise taxes, and other liabilities. A failure to pay our financial obligations when they become due and payable may materially adversely affect our Company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We have significant financial risk if our principal depository bank were to become bankrupt or insolvent

In connection with our loans from Surety Bank, we have agreed that Surety Bank will serve as our principal depository bank. If Surety Bank ever were to become bankrupt or insolvent, we could potentially lose millions of dollars of our cash on hand that is held in our checking and money market accounts at Surety Bank. We do not have insurance covering that risk. That risk may have a material adverse effect on our Company and the trading price of our common stock.

We are subject to restrictions and covenants under our loans from Surety Bank

Under the terms of our loan agreements with Surety Bank, we are obligated to comply with certain loan covenants and restrictions, including the following: (a) the ratio of our annual EBIDA (earnings before interest, depreciation and amortization), divided by our scheduled annual debt service payments to Surety Bank, must be 1.5 or higher based on our tax returns, beginning with the 2023 return; (b) we must not permit the outstanding principal balance of the $3,000,000 Working Capital Loan to exceed 40% of the fair market value of the collateral securing the Working Capital Loan; and (c) we must maintain our primary operating accounts with a $1,000,000 minimum deposit account balance with Surety Bank for the life of the $910,000 Business Loan. If for any reason we fail to comply with these loan covenants and restrictions, Surety Bank would be entitled to declare a default under the loan agreements. Such a default could have a material adverse effect on our Company and the trading price of our common stock.

Under the Surety Bank loan agreements, we are also subject to certain negative covenants to not, among other things:

•	Become subject to other liens or encumbrances;
•	Change ownership of Lifted without the consent of Surety Bank;
•	Enter into a merger, acquisition or divestiture;
•	Conduct stock buybacks;
•	Serve as a guarantor;
•	Wind up, liquidate or dissolve;
•	Enter into the purchase, sale, exchange or transfer of property;
•	Permit the outstanding principal balance of the Working Capital Loan to exceed 40% of the fair market value of the collateral securing the Working Capital Loan; or
•	Directly or indirectly issue, assume or create any additional indebtedness on the collateral.

If we were to violate any of these negative covenants, Surety Bank would be entitled to declare a default under the loan agreements. Such a default could have a material adverse effect on our Company and the trading price of our common stock.

We may need to raise substantial amounts of additional capital to pay our ongoing obligations and to pay for our operations

There is no guarantee that Lifted’s operations will generate sufficient free cash flow to allow us to pay our ongoing obligations described in the preceding risk factor. We may need to raise millions of dollars of additional capital just to pay our ongoing obligations. There is no guarantee that we can obtain the funding needed to pay these ongoing obligations on acceptable terms, if at all, and neither our directors, officers, nor any third party is obligated to provide any financing. Failure to raise substantial amounts of additional capital may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

The “going concern” qualification in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q adversely impact our potential to raise capital

Our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q contain a so-called “going concern” qualification. This qualification is attributable to the substantial risk factors associated with our business and the regulatory environment surrounding the industries in which we operate, which at the present time make it very difficult for our management to represent to our auditors that we will be able to continue as a going concern. The presence of the “going concern” qualification in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q adversely impacts our potential to raise debt or equity capital on acceptable terms and conditions, if at all. The foregoing qualification and related risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Our payroll, benefits, sales commissions, rent and other operational costs are significant and growing

Our operational costs are growing significantly. We now employ a total of over 160 people as employees and independent contractors. Our payroll and benefits costs, including health, dental and vision insurance for employees, are substantial. We have expanded into more leased spaces. Our costs for accountants, lawyers and other consultants are substantial. Our costs of raw materials, packaging, fulfillment and sales are growing. We have compensation arrangements for our salespeople that include significant commissions that are percentages of their sales, and a compensation arrangement for Lifted’s Chief Strategy Officer that has historically included a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. These and other significant operational costs may materially adversely affect our Company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Our future capital requirements are uncertain

Our aggregate future capital requirements are uncertain. The amount of capital that we will need in the future will depend on many factors that we cannot predict with any certainty, including: the market acceptance of Lifted’s products and services; the amounts of packaging, inventory, employees, space and equipment that will be needed to operate our business and to be able to increase our production to meet consumer demand for our products in the future; the levels of promotion and advertising that will be required to launch Lifted’s new products and services and to achieve and maintain a competitive position in the marketplace; our business, product, capital expenditures and technology plans, and product and technology roadmaps; technological advances; our competitors’ responses to our products and services; our pursuit of mergers and acquisitions; our relationships with our vendors and customers; and our need to attract and retain talented employees and independent contractors. The terms and conditions, amounts and timing of our capital raises may not be in sync with our capital needs. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Certain stock brokers will not handle our common stock

Certain stock brokers will not handle our common stock, in light of the SEC “penny stock” rules and heightened internal compliance scrutiny. This situation has made it difficult for some potential investors to purchase our common stock, or even just to hold our common stock in their brokerage accounts. The foregoing situation may materially adversely affect our business and the trading price of our common stock.

Options trading of our common stock is not currently possible

At the present time, potential investors have no ability to purchase or sell options to trade in our common stock. This situation has made it difficult for some potential investors to accumulate positions in our common stock, or to achieve their desired level of liquidity in their position in our common stock. The foregoing situation may materially adversely affect our business and the trading price of our common stock.

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

Sales of shares of our common stock, or the perception in the public markets that these sales may occur in the future, may cause the trading price of our common stock to fall

Since the trading volume of our common stock is very low and the amount of our common stock in the public float is very small, any sales or attempts to sell our common stock, or the perception that sales or attempts to sell our common stock may occur, may adversely affect the trading price of our common stock. The market price of our common stock may decline significantly as a result of sales of a large number of shares of our common stock in the market. In addition, if any of our significant stockholders sells a large number of shares, or if we issue a large number of shares, the market price of our stock may decline. We suspect, but cannot guarantee, that a significant portion of the selling pressure on our common stock has been driven by investors who converted their shares of our Series A Convertible Preferred Stock at an exercise price of $1.00 per share, and who are now taking profits on their investments.

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

Raising capital by selling our common stock or convertible preferred stock could be expensive

If we were to raise capital by selling common stock or securities convertible into common stock, it could be expensive. Many potential purchasers of equity securities in micro-cap and small-cap publicly traded companies with extremely low trading volumes are only willing to purchase at a significant discount to the trading price of the common stock of such companies. In addition, we may be required to pay cash fees and/or fees in the form of warrants equal to 7% or more of the gross sales proceeds raised, in addition to legal, accounting and other fees and expenses. In addition, when it becomes known within the investment community that an issuer is seeking to raise equity capital, it is common for the common stock of that issuer to be sold off in the market, lowering the trading price of the issuer’s common stock in advance of the pricing of the issue. This may make our raising capital by selling equity securities significantly more expensive. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

An increase in interest rates may have an adverse effect on the trading price of our common stock

An increase in market interest rates may tend to make our common stock less attractive relative to other investments. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Increases in taxes and regulatory compliance costs may reduce our margins

Costs resulting from changes in or new income taxes, value added taxes, service taxes, sales and use taxes, excise taxes and other taxes, and the costs of managing compliance with taxes and regulatory matters, may adversely affect our margins. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

All of the foregoing risks may materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding potential adverse changes in federal and state laws and governmental regulations materially adversely affect our business and the trading price of our common stock. This risk is especially important relative to the hemp-derived, psychoactive products and nicotine products industries, which are controversial socially, scientifically and legally. As of March 12, 2024, the Florida legislature has passed a bill (SB 1698) that will prohibit the production and sale of certain intoxicating hemp-derived products, including those containing delta-8-THC, delta-10-THC, HHC, THC-P, and other cannabinoids. The legislation is awaiting the signature of Governor DeSantis, and if signed, it will go into effect on October 1, 2024.The foregoing risk may materially adversely affect our Company and the trading price of our common stock.

Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs

Taxes imposed on the sale of certain of our products by federal, state, and local governments in the United States, or other countries in which we operate could cause consumers to shift away from purchasing our products. This risk may materially adversely affect our Company and the trading price of our common stock.

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

We indemnify our directors and officers, and certain other parties

Our bylaws specifically limit the liability of our officers and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The bylaws also provide for indemnification of our officers and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. In the ordinary course of business, we also may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, independent contractors and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. We may also agree to indemnify former officers, directors, employees and independent contractors of acquired companies in connection with the acquisition of such companies. Such indemnification agreements may not be subject to maximum loss clauses. It is not possible to determine the maximum potential amount of exposure in regard to these obligations to indemnify, due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular situation. Use of our capital or assets for such indemnification would reduce amounts available for Company operations or for other purposes, which may materially adversely affect our Company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We do not expect to pay dividends to holders of our common stock

For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth and that dividends may not be paid to the holders of our common stock. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Our cost of being a publicly traded company will increase as our business operations expand

As we grow, our management expenses, legal, consulting and accounting fees, and other costs associated with being a publicly traded company will continue to increase. In the past, we have hired additional employees and professionals in order to improve our internal financial controls and accurate financial reporting, and otherwise to comply with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). From time to time, the Company has engaged a third party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of the Sarbanes-Oxley Act; we expect the services of this consulting firm to be costly. Our management expenses, legal and accounting fees, and other costs associated with being a publicly traded company are expected to increase. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

The Company's earnings will be reduced by stock compensation resulting from the issuance of 645,000 shares of Deferred Contingent Stock pursuant to the terms of the Lifted Merger

Pursuant to the terms of the Lifted Merger, a total of 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) payable after the third anniversary of the Lifted Merger to certain employees of Lifted and the Company who have been specified by NWarrender in his discretion (the “Deferred Contingent Stock Recipients”), subject to certain conditions and requirements. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US Generally Accepted Accounting Principles (“US GAAP”), the Company expensed the value of the vested Deferred Contingent Stock and began issuing the Deferred Contingent Stock to the Deferred Contingent Stock recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. As of December 31, 2023, 503,000 shares of Deferred Contingent Stock have been issued to the Deferred Contingent Stock Recipients, and the Company is yet to be instructed to issue the remaining 142,000 shares of Deferred Contingent Stock that have not yet been issued. The issuance of the Deferred Contingent Stock increases the number of outstanding shares of our common stock, and thereby decreases our earnings per share. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The potential sale of Deferred Contingent Stock by the Deferred Contingent Stock Recipients may depress the trading price of our common stock

Pursuant to the terms of the Lifted Merger, on and after February 24, 2023, certain shares of the Deferred Contingent Stock have been issued to certain of the Deferred Contingent Stock Recipients. Deferred Contingent Stock Recipients may find it necessary or desirable to sell all or a portion of their Deferred Contingent Stock. The potential sale of Deferred Contingent Stock by the Deferred Contingent Stock Recipients may depress the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives

As a public company, we incur significant legal, accounting, consulting and other expenses. In addition, the Sarbanes-Oxley Act, and rules implemented by the SEC, impose various requirements on public companies, including requirements to file annual, quarterly and event-driven reports with respect to our business and financial condition and operations and to establish and maintain effective disclosure and financial controls and corporate governance practices. Our management and other personnel may fail to improve or maintain effective internal controls over financial reporting (“ICFR”) and disclosure controls and procedures (“DCP”) necessary to ensure timely and accurate reporting of operational and financial results. Our management team has to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. As mentioned above, from time-to-time, the Company has engaged a third party consulting firm that specializes in the implementation of the Sarbanes-Oxley Act, to assist management with the implementation of the Sarbanes-Oxley Act; the services of this consulting firm are costly.

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

As defined in Rules 13a-15(f) and 15d(f) under the Exchange Act, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Proper systems of ICFR and disclosure are critical to the operation of a public company. However, management may not be able to successfully establish and maintain effective internal controls over financial reporting, and our DCP or ICFR may not prevent all errors and all fraud. Due to complications associated with organic growth and acquisitions, and with modifications to internal control over financial reporting and other policies and procedures associated with many factors, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or operations, or that the degree of compliance with the policies or procedures may deteriorate. Our efforts to remediate material weaknesses may not be effective or prevent future material weaknesses or significant deficiencies in our internal control over financial reporting. It is not expected that our disclosure controls and procedures and internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. We cannot guarantee that we will not have a material weakness in our internal controls in the future.

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

RISK FACTORS RELATING TO LFTD PARTNERS, LIFTED (INCLUDING ITS COLLABORATIONS WITH CALI SWEETS, DIAMOND SUPPLY CO., JEETER, EXTRAX NM, AND A SUBSIDIARY OF A LARGE PUBLICLY TRADED MARIJUANA COMPANY) BENDISTILLERY, BEND SPIRITS, ABLIS AND FUTURE ACQUISITION TARGETS, FUTURE ASSET PURCHASES AND/OR JOINT VENTURES AND SMPLYLIFTED (COLLECTIVELY, “LIFTED”)

Lifted’s collaborations with third-party companies may be unprofitable and fail

Collaborations with third-party companies may be unprofitable and fail. Factors that may contribute to failed, unprofitable collaborations include, but are not limited to:

1)	Leadership absent from planning/update calls;
2)	Inequality in regards to each side’s contributions to the collaborations, financial or otherwise;
3)	Lack of cooperation;
4)	Disagreement on topics such as formulation, product presentation, production needs, pricing, packaging, and marketing;
5)	Micro-management to the point of annoyance or resentment of the other party, and operational inefficiency;
6)	Lack of communication;
7)	Lack of fulfillment of monetary obligations;
8)	Limited or no ability to publicly announce the collaboration or the results of the collaboration;
9)	Forced recalls;
10)	Disclosure of Lifted's suppliers and distributors; and
11)	Self-imposed testing requirements that are too stringent and cause delays in the launching of products, or testing results that cause products not be launched

The above factors are some of the reasons why Lifted’s collaborations with third-party companies may be unprofitable and fail, or may be unworkable. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners because the FDA has not approved Lifted’s products for any medical purpose, or because the FDA or DEA has issued cease and desist letters, or brought lawsuits or other enforcement actions against Lifted, or for other reasons associated with the packaging, labeling, lab testing, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for many different reasons, such as: (1) Lifted has not applied to the FDA for any approvals of any of Lifted’s products, and may never do so; (2) The FDA has not approved any of Lifted’s products for any medical purpose, and may never do so; (3) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA for failure to obtain FDA approval of its products, or for Lifted’s packaging, labeling, advertisements and promotions of its products without any FDA approvals. For example, the FDA might take action against Lifted alleging that Lifted has engaged in the promotion of an unapproved drug. The FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted and other companies selling cannabinoid products that are similar to Lifted’s products; (4) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the DEA alleging that Lifted’s products are illegal; and (5) Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for other reasons associated with the packaging, labeling, lab testing, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products. Defending any lawsuits by investors may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Shipping companies may be unwilling to serve Lifted

The Amended PACT Act has spurred shipping companies to terminate their relationships with Lifted because the shipping companies are unwilling to ship or mail ENDS products on behalf of Lifted. The loss of reliable and consistent shipping companies negatively impacts Lifted’s ability to serve its customers, and thus Lifted’s financial results are negatively impacted. Moreover, the fewer shipping/mailing companies that are willing to ship/mail products on behalf of Lifted, may cause shipping/mailing to become prohibitively expensive, causing lost sales. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Pandemics or disease outbreaks, such as the coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which may materially affect Lifted’s operations and results of operations

Pandemics or disease outbreaks such as the coronavirus known as COVID-19 may depress demand for products manufactured by Lifted for many reasons. Governmentally imposed restrictions on public gatherings or interactions may limit Lifted’s ability to manufacture, sell and distribute its products, and may also restrict Lifted’s customers’ and consumers’ ability or willingness to purchase Lifted’s products.

The spread of pandemics or disease outbreaks such as COVID-19 may also disrupt logistics necessary to import, export, and deliver products to Lifted and its customers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason.

Lifted’s operations may become limited in their ability to procure, deliver, produce or distribute its products because of transport restrictions related to quarantines or travel bans.

Workforce limitations and travel restrictions resulting from pandemics or disease outbreaks and related government actions may impact many aspects of Lifted’s business. If a significant percentage of Lifted’s workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, Lifted’s operations may be negatively impacted. In addition, pandemics or disease outbreaks could result in a widespread health crisis that may adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may affect customers’ demand for Lifted’s products. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted, or the hemp-derived, psychoactive and nicotine industries more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception

The hemp-derived, psychoactive and nicotine industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the hemp-derived, psychoactive and nicotine products sold to consumers. The perception of the hemp-derived, psychoactive and nicotine products industries, and hemp-derived, psychoactive and nicotine products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) relating to the consumption of hemp-derived, psychoactive or nicotine products, including unexpected safety or efficacy concerns arising with respect to hemp-derived, psychoactive or nicotine products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media or governmental attention or other research findings or publicity will be favorable to the hemp-derived, psychoactive or nicotine markets. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions earlier research reports, findings or publicity (whether or not accurate or with merit) may result in a significant reduction in the demand for Lifted’s products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of hemp-derived, psychoactive or nicotine products, or of Lifted’s products specifically, or associating the consumption of hemp-derived, psychoactive or nicotine products with illness or other negative effects or events, may adversely affect Lifted. This adverse publicity may arise even if the adverse effects associated with hemp-derived, psychoactive or nicotine products resulted from consumers’ failure to use such products legally, appropriately or as directed. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Nicotine is an addictive chemical and governmental health authorities want to curb its use

Nicotine is a highly addictive chemical, and governmental health authorities want to curb its use, especially by minors. Nicotine products are subject to extensive scrutiny, regulations, restrictions and/or prohibition by governmental health authorities in order to curb nicotine use. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Many nicotine products have been linked to cancer

Many nicotine products such as cigarettes and cigars have been linked to lung, mouth, throat and other cancers. If Lifted’s nicotine-containing products are perceived by government health authorities, or proven by scientific studies, as being carcinogenic, then such products could be subject to regulations, restrictions and/or prohibitions by governmental health authorities in order to prevent cancer. Governmental regulations may already prohibit or require warning labels to be displayed on such products in certain jurisdictions. Lawsuits related to the use of such products may also occur. Such governmental regulations, restrictions and/or prohibitions by governmental health authorities, and such lawsuits, may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Some vaping products may have been linked to deaths and illnesses

Federal, state and local authorities are investigating deaths and illnesses apparently related to vaping. We can provide no guarantees or assurances that nicotine products, vapes, e-liquids and electronic cigarettes will not be prohibited, banned and/or heavily regulated in response to these deaths and illnesses, nor that Lifted will not be sued by customers who use Lifted’s nicotine products, vapes, e-liquids and electronic cigarette products. Prohibition, banning or regulation of such products, or lawsuits related to the use of Lifted’s products, may have a material adverse effect on our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted is not able to comply with all safety, health and environmental regulations applicable to its operations and industry, Lifted may be held liable for any breaches of those regulations

Safety, health and environmental laws and regulations may affect aspects of Lifted’s operations, including product development, working conditions, waste disposal, emission controls, the maintenance of air and water quality standards and land reclamation, and, with respect to environmental laws and regulations, impose limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Lifted may also follow other standards for the conduct of its operations and may be subject to ongoing compliance inspections in respect of these standards. Compliance with safety, health and environmental laws and regulations may require significant expenditures, and failure to comply with such safety, health and environmental laws and regulations may result in the imposition of fines and penalties, the temporary or permanent suspension of operations, the imposition of clean-up costs resulting from contaminated properties, the imposition of damages and the loss of or refusal of governmental authorities to issue permits or licenses to Lifted or to certify Lifted’s compliance with good manufacturing practices (“GMP”) standards. Exposure to these liabilities may arise in connection with Lifted’s existing operations, its historical operations and operations that it may undertake in the future. Lifted could also be held liable for worker exposure to hazardous substances and for accidents causing injury or death. There can be no assurance that Lifted will at all times be in compliance with all safety, health and environmental laws and regulations notwithstanding Lifted’s attempts to comply with such laws and regulations.

Changes in applicable safety, health and environmental standards may impose stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for Lifted and its officers, directors, employees and independent contractors. Lifted may not be able to determine the specific impact that future changes in safety, health and environmental laws and regulations may have on its industry, operations and/or activities and our resulting financial position; however, Lifted may anticipate that capital expenditures and operating expenses may increase in the future as a result of the implementation of new and increasingly stringent safety, health and environmental laws and regulations. Further changes in safety, health and environmental laws and regulations, new information on existing safety, health and environmental conditions or other events, including legal proceedings based upon such conditions or an inability to obtain necessary permits in relation thereto, may require increased compliance expenditures by Lifted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may lose profits or become subject to liability arising from any breach of contract or fraudulent or illegal activity by our suppliers, testing labs, employees, independent contractors, consultants and others

Lifted is exposed to the risk that its suppliers, testing labs, employees, independent contractors, consultants, service providers, business partners and licensors may engage in breach of contract or fraudulent, disreputable or other illegal activity. Misconduct by these parties could include, but is not limited to, intentional undertakings of unauthorized activities, or reckless or negligent undertakings of authorized activities, in each case on Lifted’s behalf or in Lifted’s service, that violate: (i) confidentiality agreements; (ii) other contracts; (iii) government regulations; (iv) manufacturing standards; (v) laws that require the true, complete and accurate reporting of financial information or data; or (vi) Lifted’s agreements with insurers. Or, an individual or company may illicitly replicate Lifted’s products and attempt to sell these knock-off products as Lifted or as Lifted’s agent. Consequently, Lifted could be exposed to the loss of sales, revenue and profits, class action and other litigation, increased governmental inspections and related sanctions, the loss of any compliance certifications or the inability to obtain future compliance certifications, and reputational or brand damage as a result of prohibited activities that are undertaken without Lifted’s knowledge or permission and contrary to Lifted’s confidentiality agreements, contracts, internal policies, procedures and operating requirements. Lifted may be required to expend substantial time, effort and legal fees in order to address such situations.

Lifted may not always identify and prevent misconduct by its suppliers, testing labs, employees, independent contractors, consultants, service providers, business partners and licensors, and the precautions taken by Lifted to detect and prevent this activity may not be effective in controlling unknown, unanticipated or unmanaged risks or losses or in protecting Lifted from governmental investigations or other actions or lawsuits stemming from such misconduct. If any such actions are instituted against Lifted, and Lifted is not successful in defending itself or asserting its rights, those actions may have a significant impact on its business, including the imposition of civil, criminal or administrative penalties, damages, monetary fines and contractual damages, reputational harm, diminished profits and future earnings or curtailment of its operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted, Lifted’s co-packers, or third party facilities where Lifted stores inventory, may experience security breaches at its/their facilities, or losses as a result of the theft of inventory

Because of the concentration of inventory at Lifted’s, Lifted’s co-packers', and at third parties’ facilities, Lifted,  Lifted’s co-packers, and Lifted’s third parties’ storage facilities are subject to the potential risks of security breaches and theft of inventory. These risks may result in significant losses of raw goods, finished goods, inventory, or supplies, expose Lifted to additional liability under applicable regulations and to potentially costly litigation or increased expenses relating to the resolution and future prevention of similar thefts, any of which may have an adverse effect on Lifted’s business, financial condition and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be subject to risks related to its information technology systems, including the risk that it may be the subject of a cyber-attack and the risk that it may be in non-compliance with applicable privacy laws

Lifted may have purchased or entered into agreements with third parties for website services, hardware, networks, equipment, software, payment processing services, website “plug-in” software, applications, telecommunications and other information technology services (“IT”) in connection with its operations. Lifted’s operations depend, in part, on how well it and its vendors protect its IT against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, disruptions in internet and mobile commerce, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events may result in IT failures, operational and financial reporting delays, increases in capital expenses, including potentially ransom payments, or other potential costs and business disruptions that may result if Lifted’s customers assert claims regarding Lifted’s technology. Lifted’s operations may also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems, software and applications. The failure of IT systems, or a component of IT systems, may, depending on the nature of any such failure, adversely impact Lifted’s reputations and results of operations.

There are a number of laws protecting the confidentiality of customer personal information, and restricting the use and disclosure of that protected information. Lifted may collect and store personal information about its customers and is responsible for protecting that information from privacy breaches. A privacy breach may occur through a procedural or process failure, an IT malfunction or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated through employee collusion or negligence or through deliberate cyber-attack. Moreover, if Lifted is found to be in violation of the privacy or security rules under laws protecting the confidentiality of customer information, including as a result of data theft and privacy breaches, Lifted and may be subject to sanctions and civil or criminal penalties, which may increase its liabilities and harm its reputation.

As cyber threats continue to evolve, Lifted may be required to expand significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Significant disruption to Lifted's IT system or breaches of data security may have a material adverse effect on its' business' financial condition and results of operations.

The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Cyber incidents or malicious attacks on Lifted's information technology systems could damage our reputation, negatively impact our business, and expose us to litigation risk

Lifted uses computers in substantially all aspects of its business operations. It also uses mobile devices, social networking and other online activities to connect with team members and customers. Lifted relies heavily on various proprietary and third-party information systems. Its reputation for the secure handling of customer and other sensitive information is critical to the success of its business. Like other businesses, Lifted is potentially subject to a range of cyber incidents, including but not limited to state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, data leakage and compromise, wire fraud, phishing incidents and other cyber incidents. Lifted may not detect cyber incidents and may not be able to quickly or properly respond to cyber incidents. Lifted's information technology and network infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance, computer viruses, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or vendors, or other disruptions. A cybersecurity incident and breach of its information systems could lead to theft, destruction, loss of life, damage to property, environmental issues, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, negative publicity, violation of privacy laws, loss of customers, brand damage, adverse financial and operational results, and potential litigation.

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

If Lifted's computer systems, or the computer systems of third party software or service providers, or the underlying infrastructure of the internet, are breached or compromised, and unauthorized access is obtained to Lifted's data or customer’s data, or authorized access is blocked or disabled, then we may incur significant legal exposure and liabilities, or a negative financial impact

Lifted's business involves the storage and transmission of its customers’ proprietary and sensitive data. We can provide no assurances that Lifted can effectively protect its customers’ data, as such data may in the future be materially breached or compromised as a result of events such as: third-party attempts to fraudulently induce Lifted's employees, independent contractors, partners or customers to disclose sensitive information such as usernames, passwords or other information to gain access to its customers’ data or IT systems, or  data or our IT systems; efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, including ransomware, destructive malware and distributed denial-of-service attacks; third-party attempts to abuse marketing, advertising, messaging or social products and functionalities to impersonate persons or organizations and disseminate information that is false, misleading or malicious; cyberattacks on third party and/or internally built IT infrastructure on which much of Lifted's business rely; vulnerabilities resulting from enhancements and updates to software and IT systems; vulnerabilities in the products or components across the broad ecosystem within which Lifted's services operate in conjunction with and are dependent on; vulnerabilities existing within or resulting from new technologies, infrastructures, protocols, laws, rules, and regulations; attacks on, or vulnerabilities in, the many different underlying networks and services that power the internet that Lifted depends on, most of which are not under our control or the control of our vendors, partners or customers; and employee or contractor errors or intentional acts that compromise Lifted's computer systems.

We can provide no assurances or guarantees whatsoever that our IT systems will provide security or otherwise be effective or that a material breach will not occur. For examples, and without limitations, Lifted's ability to mitigate these risks may be impacted by the following among other events: changes to, and growth in the complexity of, the techniques used to breach, obtain unauthorized access to, or sabotage IT systems and infrastructure, which are generally not recognized until launched against a target, and could result in Lifted being unable to anticipate or implement adequate measures to prevent such techniques; the continued evolution of internal IT systems as Lifted adopts new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of IT systems; the acquisition of new subsidiaries, requiring Lifted to incorporate and secure different or more complex IT environments; authorization by customers to third-party technology providers to access their customer data, which may lead to Lifted's customers’ inability to protect its data that is stored on Lifted’s servers and on third parties' servers; and lack of control over customers or third-party technology providers, or the processing of data by third-party technology providers, which may not allow Lifted to maintain the integrity or security of such transmissions or processing.

We believe that, in the normal course of business, Lifted has been the target of malicious cyberattack attempts and has experienced other IT security incidents especially in regard to Lifted's banking, credit card, and other financial activities. There can be no assurance that future cyberattacks and other IT security incidents will not be material or significant. An IT security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, Lifted's IT systems or data, or customers’ systems or data, including intellectual property and proprietary, sensitive or other confidential information. An IT security breach or incident could also result in litigation against us, negatively impact our future sales, disrupt our business, and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability.

All of the foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted does not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks

The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. Lifted does not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that Lifted will not be seriously damaged by the exploitation of its cybersecurity vulnerabilities. These risks may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted or our third-party service providers experience an actual or perceived cybersecurity event, our platform may be perceived as not being secure, and we may lose customers or incur significant liabilities, which would harm our business and operating results

Lifted's operations involve the storage, transmission and processing of internal and customers’ confidential, proprietary and sensitive data, which may include personally identifiable information, and financial information. Computer malware, ransomware, viruses, hacking, phishing and denial of service attacks by third parties have become more prevalent in internet-enabled commerce, and we believe that Lifted has been the target of hackers and scammers in the past, and likely will be the target of hackers and scammers in the future.

We may not be able to prevent material breaches of our IT systems caused by intentional or unintentional action or inaction by employees or third parties, which may result in the unauthorized access or release of our instances and ultimately our or our customers’ data, IP and other confidential business information.

A security breach suffered by Lifted or third-party service providers, an attack against our service availability or unauthorized access or loss of data could result in a disruption to our service, litigation, service level agreement claims, indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant economic and operational consequences in order to appropriately assess and respond to security incidents and to implement appropriate safeguards to protect against future incidents. We do not believe that Lifted's insurance will be adequate or sufficient to cover the potentially significant losses that may result from an IT security incident.

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

We cannot guarantee that Lifted's IT systems have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and network or the systems and networks of third parties that support us and our business. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks, or physical facilities utilized by us or our third-party vendors or service providers. Furthermore, supply chain disruptions due to wars and/or sanctions (and resulting legal or regulatory developments) and any indirect effects may further complicate any existing supply chain constraints.

All of the foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Any failure by Lifted to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our brand reputation, any of which could have a material adverse effect on our operations, financial performance and business. These risks may have a material adverse effect on our Company and the trading price of our common stock.

An infectious hop latent viroid might adversely affect the availability and cost of our raw materials

It has been reported that experts have sounded an alarm over the global spread of a dangerous and infectious hop latent virus (HpLVd) that is threatening to potentially cause billions of dollars of losses for cannabis and hop growers. If this viroid were to cause significant problems for hemp growers in the US, it might potentially decrease the availability, and increase the cost, of hemp and hemp-derived cannabinoids that are the principal raw materials for our products. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted’s production and shipping facilities are integral to its business and adverse changes or developments affecting our facilities may have an adverse impact on our business

Lifted production and shipping facilities are integral to its' business. Adverse changes or developments affecting these facilities, including, but not limited to, the spoiling of raw and finished goods, a fire, an explosion, equipment failure, a power failure, a natural disaster, inclement weather, an epidemic, pandemic or other public health crisis, or a material failure of our security infrastructure, could reduce or require Lifted to entirely suspend operations at the affected facilities. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be unable to grow

Lifted's business is subject to a variety of business risks generally associated with developing companies. Lifted’s ability to grow, and to expand and maintain market acceptance for its products, will depend on a number of factors, many of which may be beyond its control. Future development and expansion could place significant strain on Lifted’s management personnel and likely will require them to recruit additional management personnel, and there is no assurance that it will be able to do so. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be unable to expand its operations quickly enough to meet demand or manage its operations beyond their current scale

There can be no assurance that Lifted will be able to manage its expanding operations effectively, that it will be able to sustain or accelerate its growth, or that such growth, if achieved, will result in profitable operations, or that Lifted will be able to attract and retain sufficient management personnel necessary for continued growth.

Demand for Lifted’s products is dependent on a number of social, political and economic factors that are beyond Lifted’s control. There is no assurance that an increase in existing demand will occur, that Lifted will benefit from any such demand increase or that its business will remain profitable even in the event of such an increase in demand. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may experience significant fluctuations in its operating results and growth rate

Lifted may not be able to accurately forecast its growth rate. Lifted’s revenue growth may not be sustainable, and its percentage growth rates may decrease. Lifted’s revenue and operating profit growth may depend on the continued growth of demand for its products and services, and its business may be affected by general economic and business conditions worldwide, and an evolving regulatory and legal landscape for Lifted’s products. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Lifted’s sales and operating results may also fluctuate for many other reasons, including due to risks described elsewhere in this section and due to risks and uncertainties associated with the following topics and issues:

•	Issues associated with the legality or safety of products containing hemp-derived cannabinoids, psychoactive substances, and alternative lifestyle products, including nicotine products;
•	Labor unavailability, supply chain disruptions, and other issues and problems associated with pandemics and other force majeure-type events and conditions;
•	Lifted’s ability to retain and increase sales to existing customers, attract new customers, satisfy customers’ demands, and maintain profit margins;
•	Lifted’s ability to retain and expand its network of wholesalers and distributors;
•	Lifted’s ability to expand its online sales;
•	Competition from substantially larger and financially stronger competitors;
•	Continued access to inventory and suppliers, some of whom may be acquired by competitors or otherwise become unavailable to Lifted;
•	Lifted’s ability to offer products on favorable terms, manage inventory, and fulfill orders;
•	The introduction of competitive stores, websites, applications, products, services, price decreases, or improvements, and changes in consumer preferences and trends;
•	Changes in usage or adoption rates of the internet, e-commerce, electronic devices, and web services, including outside the U.S.;
•	Timing, effectiveness, and costs of expansion and upgrades of Lifted’s systems and infrastructure;
•	The success of Lifted’s geographic, service, and product line expansions;
•	Lifted’s ability to properly store inventory to avoid spoilage and to ensure that devices (such as vapes) work properly;
•	Lifted’s ability to properly forecast product demand, so that excess inventory (which could eventually become spoiled or obsolete) is not built up;
•	The extent to which Lifted finances, and the terms of any such financing for, Lifted’s current operations and future growth;
•

The outcomes of legal proceedings and claims, which may include significant settlement costs, legal fees, monetary damages or injunctive relief and could have a material adverse impact on Lifted’s operating results;

•	Variations in the mix of products and services that Lifted sells;
•	Variations in Lifted’s level of merchandise and vendor returns;
•	The extent to which Lifted offers favorable shipping terms, reduces prices, offers discounts, and provides additional benefits to its customers;
•	Factors affecting Lifted’s reputations or brand images;
•	The extent to which Lifted invests in technology and content, fulfillment, and other expense categories;
•	Increases in the prices of energy products and commodities like plastic, batteries, paper and packing supplies;
•	The ability to collect amounts owed to Lifted when they become due;
•	The extent to which Lifted is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events or cyberattacks; and
•	Terrorist attacks and armed hostilities.

The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be subject to risks related to the protection and enforcement of its intellectual property rights, or intellectual property it licenses from others, and may become subject to allegations that it or its licensors are in violation of intellectual property rights of third parties

The ownership, licensing and protection of trademarks, patents and intellectual property rights may be significant aspects of Lifted’s future success. Unauthorized parties may attempt to replicate or otherwise obtain and use Lifted’s look and feel, packaging, products and technology. Policing the unauthorized use of Lifted’s current or future trademarks, patents or other intellectual property rights now or in the future may be difficult, expensive, time consuming and unpredictable, as may be enforcing these rights against the unauthorized use by others. Identifying the unauthorized use of intellectual property rights is difficult as Lifted may be unable to effectively monitor and evaluate the products being distributed by its competitors, and the processes used to produce such products.

In addition, in any infringement proceeding, some or all of Lifted’s trademarks, patents or other intellectual property rights or other proprietary know-how, and that which they may license from others, or arrangements or agreements seeking to protect the same for Lifted’s benefit, may be found invalid, unenforceable, anticompetitive or not infringed or may be interpreted narrowly and such proceeding may put existing intellectual property applications at risk of not being issued. In addition, other parties may claim that Lifted’s products, or those that they license from others, infringe on their proprietary, copyright or patent protected rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources and legal fees, result in injunctions or temporary restraining orders or require the payment of damages. As well, Lifted may need to obtain licenses from third parties who allege that Lifted has infringed on their lawful rights. Such licenses may not be available on terms acceptable to Lifted, or at all. In addition, Lifted may not be able to obtain or utilize on terms that are favorable to them, or at all, licenses or other rights with respect to intellectual property that they do not own.

Lifted may also rely on certain trade secrets, technical know-how and proprietary information that are not protected by patents to maintain its competitive position. Lifted’s trade secrets, technical know-how and proprietary information, which are not protected by patents, may become known to or be independently developed by competitors, which may adversely affect Lifted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets, as crucial to our business and our success. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We may be unable to sustain our revenue growth and development, and may be forced to adjust our operations accordingly

Lifted’s ability to sustain its growth will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production and distribution of our products, competition from others, the size of the illicit market, and our ability to produce sufficient volumes of our products to meet demand. Regulatory changes, particularly in the primary jurisdictions where we operate, may continue to attract new market entrants and may dilute our potential opportunity and early-mover advantage. In addition, we are subject to a variety of business risks generally associated with developing companies. Future development and expansion may place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Price volatility may adversely affect operations

The Company’s profitability is sensitive to fluctuations in the costs of raw goods, which may be impacted by changes in supply (which itself depends on other factors such as weather, fuel, equipment, labor costs, raw goods costs, shipping costs, and demand), taxes, governmental policies, and other market conditions, all of which are factors beyond the control of the Company. The Company's operational results are also sensitive to manufacturing costs, and the overall condition of the hemp products, psychoactive products, and alternative lifestyle products industries. Price volatility may have a material adverse effect on the Company's business, financial condition, and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted may have limited access to financial and insurance services and products

Some financial institutions and insurance companies refuse to provide a full range of financial and insurance services and products to Lifted because its business involves hemp-derived products, psychoactive products, vaping products, and nicotine products. Or, the cost of insurance may be prohibitively high. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to obtain or afford insurance coverage in respect of the risks our business faces, or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that we face

We may not be able to obtain or afford insurance coverage in respect of certain risks that our business faces, including product liability insurance, protecting our assets, the loss of employees, and operations. Even if insurance is obtained, our insurance coverage may be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that may impede our liquidity, profitability or solvency. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The Company may sustain losses that cannot be recovered through insurance or other preventative measures

There is no assurance that the Company will not incur uninsured liabilities and losses, especially in regard to uninsured or uninsurable products, and product recalls. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Increased labor costs, potential organization of our workforce, employee strikes, and other labor-related disruption may adversely affect our operations

It is difficult for Lifted to identify and hire new employees and independent contractors in the current environment: the labor market is limited and labor costs have increased. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We cannot assure that our labor costs going forward will remain competitive based on various factors, such as: (i) labor costs may continue to increase as the labor supply is tight; (ii) our workforce may organize in the future and labor agreements may be put in place that have significantly higher labor rates and company obligations; (iii) our competitors may maintain significantly lower labor costs, putting us at a competitive disadvantage; and (iv) our labor costs may increase in connection with our growth. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations

Our business is dependent on a number of key inputs and their related costs, including raw materials, supplies and equipment related to our operations, co-packers, as well as electricity, water and other utilities. Our suppliers, co-packers and customers are dispersed. Governments may regulate or restrict the flow of labor or products, and the Company’s operations, suppliers, customers and distribution channels could be severely impacted. For examples: China could regulate or restrict the flow of raw materials and products to the United States; the shipment of raw materials and products by sea and/or air from China and other locations to Wisconsin or New Mexico may be banned, limited, disrupted, delayed or increased in cost; the Chinese New Year celebrations may disrupt or delay shipments of raw materials and products; and the State of Wisconsin or New Mexico could impose prohibitions or restrictions on the operation of “non-essential” businesses, and might characterize Lifted as a “non-essential” business. Any significant future governmental-mandated or market-related delay, interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile shipping and energy costs, may curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by power outages, or equipment breakage.

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

Our products may be subject to recalls for a variety of reasons, which could require us to expend significant management and capital resources

Manufacturers and distributors of products such as those that Lifted sells are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, adulteration, unintended harmful side effects or interactions with other substances, packaging safety, and inadequate or inaccurate labeling disclosure. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits, whether frivolous or otherwise. If any of the products produced by us are recalled due to an alleged product defect or for any other reason, we may be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. As a result of any such recall, we may lose a significant amount of sales and may not be able to replace those sales at an acceptable gross profit or at all. In addition, a product recall may require significant management attention or damage our reputation and goodwill or that of our products or brands, and our relationships with customers.

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

Companies and regulators in the marijuana industry are often hostile to the hemp-derived products industry, and sometimes use their political strength to seek prohibition, regulation and/or taxation of hemp-derived products including products, such as those containing delta-8-THC and delta-9-THC

Companies and regulators in the marijuana industry are often hostile to the hemp-derived products industry, as they witness the growing popularity of hemp-derived products taking sales away from state-licensed marijuana dispensaries. They sometimes use their political strength to seek prohibition, stricter regulations and/or additional taxation of hemp-derived products, including for example, products containing delta-8-THC and delta-9-THC. Prohibitions, restrictions and taxes are now imposed on the shipment and/or sale of certain hemp-derived products in many states, and are being considered by other states. These restrictions, prohibitions and taxes may have a material adverse effect on our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be subject to product liability claims or regulatory action if its products are alleged to have caused significant loss or injury

Lifted, as a manufacturer and distributor of products which in some cases are ingested by humans, face the risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused loss or injury. Lifted may be subject to these types of claims due to allegations that its products caused or contributed to injury, illness or death, failed to include adequate instructions for use, were defective, or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of hemp-derived products, psychoactive substances, and nicotine alone or in combination with other medications or substances may also occur. Lifted may also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products, packaging for those products, or the ingredients in those products. In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet stated specifications or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with distributors and/or customers. In addition, the manufacture and sale of any such products, like the manufacture and sale of any ingested product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Lifted may in the future have to recall certain of its products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against Lifted may result in increased costs and may adversely affect Lifted’s reputation and goodwill with its customers. There can be no assurance that Lifted will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities, if at all. Any attempt by us to limit our product liability through any of our insurance policies may not be enforceable or may be subject to exceptions. Insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims may result in us becoming subject to significant liabilities that are uninsured and also may adversely affect Lifted’s commercial arrangements with third parties. Our contract manufacturers or manufacturing partners may not have adequate insurance coverage themselves to cover against claims, and we may not be named on their policies as an additionally insured party. If we experience a large insured loss, it may exceed any insurance coverage limits we have at that time, or our insurance carrier may decline to cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We rely on third-party distributors to distribute our products, and those distributors may not perform their obligations

We rely on third-party distributors to distribute our products. If these distributors do not successfully sell our products, if there is a delay or interruption in the distribution of our products, or if these third parties damage our products, our revenue may be negatively impacted. Any damage to our products, such as product spoilage, may expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Some companies in the cannabis industry are owned or controlled by people with criminal backgrounds or by people with little regard for compliance with applicable laws, rules and regulations

The cannabis industry includes people with criminal backgrounds or who operated their cannabis businesses illegally for many years. In addition, the cannabis industry includes people who seem to have little regard for compliance with all applicable laws, rules and regulations. This has sometimes resulted in a competitive environment in which publicly traded companies are at a relative disadvantage to certain privately held companies. This “unlevel playing field” may have a material adverse effect on our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The seasonality of Lifted’s business creates variable financial results, and may place increased strain on its operations

Sometimes a disproportionate amount of Lifted's net sales occur during a particular quarter. If Lifted does not stock or restock popular products in sufficient amounts such that it fails to meet seasonal customer demand, it may significantly affect Lifted’s revenue and future growth. In addition, Lifted may be unable to adequately staff its fulfillment operations during these peak periods and may be unable to meet the seasonal demand. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted cannot accurately predict future sales of particular products, so inventory write-offs occur

The hemp-derived and consumable goods products industry is ever-evolving. Lifted cannot accurately predict future sales of particular products that Lifted sells. Some products sell faster than expected, and some products sell slower than expected. And some products sell fast, but then sales unexpectedly drop off quickly. When Lifted overstocks raw goods or finished goods, and the demand for finished goods is not as expected, then Lifted is required to take significant inventory markdowns or write-offs, which reduces profitability. Such inventory markdowns or write-offs are not uncommon. Also, if too many customers access Lifted’s websites within a short period of time due to increased demand, Lifted may experience system interruptions that make its website unavailable or prevent Lifted from efficiently fulfilling orders, which may reduce the volume of goods it sells and the attractiveness of its products and services. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to identify, audit, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring minority or majority equity ownership interests in Canna-Infused Products Companies. However, we generally have pursued a conservative mentality regarding the potential issuance of additional common stock of the Company, and regarding the pricing, term and other conditions of potential borrowings by the Company, so we may not be able to identify, audit, or acquire such equity ownership interests on acceptable terms, if at all. No guarantee or assurance whatsoever can be given that discussions/negotiations with any potential acquisition candidates will result in any letter of intent or definitive acquisition agreement. If we do enter any letter of intent or definitive acquisition agreement, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness or by selling shares of our common or convertible preferred stock. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire such equity ownership interests in the future. Target companies may not decide to proceed forward with mergers that are the subject of letters of intent. Failure to acquire such equity ownership interests on acceptable terms, if at all, may have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Canna-Infused Products Companies and companies involved in selling products containing psychoactive substances or nicotine are subject to regulatory risks, both nationally and internationally

Lifted and other Canna-Infused Products Companies are subject to risks associated with the federal government’s and state and local governments’ evolving regulation of hemp, hemp-derived products, psychoactive substances, tobacco, nicotine, and other products. We can provide no assurance that one or more federal agencies, such as the FDA, the DEA, or state and local governments will not attempt to impose rules, regulations, moratoriums, prohibitions, restrictions, limitations, taxes, or other impediments upon Canna-Infused Products Companies, and companies involved in selling products containing psychoactive substances or nicotine. For example, the US federal government has recently enacted a law that may make it more difficult to sell online and ship nicotine, vape and other products. In addition, the FDA and certain states have enacted laws and regulations that prohibit or otherwise negatively impact the sale of certain hemp-derived, psychoactive and nicotine products. Moreover, if Lifted or Canna-Infused Products Companies or companies involved in selling products containing psychoactive substances or nicotine expand internationally (of which there is no guarantee that they ever would), we can provide no guarantee or assurance that these companies will be able to comply with all applicable governmental laws and regulations. Any failure to comply with all of such rules, regulations, moratoriums, prohibitions, restrictions, limitations, taxes, or other impediments upon Canna-Infused Products Companies, and companies involved in selling products containing psychoactive substances or nicotine, could potentially result in lawsuits, substantial fines and penalties, and/or other negative governmental actions. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s sales are dependent upon the sale of delta-8-THC and other hemp-derived cannabinoid products, which may be restricted or prohibited by the FDA, the DEA or other governmental agencies, laws or regulations

Lifted’s sales are significantly dependent upon the sale of products containing delta-8-THC and other hemp-derived cannabinoids. The FDA, the DEA and other federal, state and local governments and agencies may impose laws, rules, regulations and executive orders that effectively prohibit Lifted from selling products containing delta-8-THC or other hemp-derived cannabinoids. For example, the DEA has sent a letter saying that delta-9-THCO and delta-8-THCO “do not occur naturally in the cannabis plant and can only be obtained synthetically, and therefore do not fall under the definition of hemp”, and any crackdown by the DEA or other regulatory authorities on products containing delta-9-THCO and/or delta-8-THCO. Consequently, Lifted’s and LFTD Partners’ future financial prospects are uncertain, and no guarantee or assurance whatsoever can be made that Lifted and LFTD Partners will be able to continue to pay their financial obligations when they become due and payable in the future. The foregoing risks may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

Lifted may be forced to write off inventories of hemp, cannabinoid-infused products, psychoactive products, and/or nicotine-infused products, if those products are subject to prohibitions on sales, either nationally or in particular states

Lifted may find it necessary to build and carry significant quantities of inventory, in order to be able to fulfill large orders received from distributors or other customers. If federal, FDA, DEA, and/or state laws and regulations prohibit the sale of certain hemp, cannabinoid-infused products, psychoactive products, and/or nicotine-infused products, then Lifted may find itself holding significant inventories of such products that cannot be sold, and therefore must be written off. Such write offs could be significant. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Improper storage of hemp flower, or the improper infusion of hemp-distillate into hemp flower, may cause spoilage, and the hemp flower may need to be written off

If hemp flower is stored improperly, or if hemp-distillate is not properly infused into the hemp flower, the hemp flower may be spoiled and subsequently written off, hurting Lifted’s financial results. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Machinery and equipment maybe unusable or become obsolete, and may need to be written off

Certain machinery and equipment may not be able to be used by Lifted in the production of products, especially new products. For example, Lifted is experiencing significant problems trying to use a large machine that is part of the Purchased Assets that were purchased by Lifted from Oculus. If certain machinery and equipment is unusable or becomes obsolete, then the machinery and equipment may need to be written off, hurting Lifted’s financial results. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted may seek to enter into product collaborations, marketing relationships, affiliations, strategic alliances, or expand the scope of currently existing relationships, with third parties that Lifted believes will have a beneficial impact on Lifted, and there are risks that such product collaborations or other arrangements may not enhance Lifted's business in the desired manner

Lifted may expand the scope of, and may in the future enter into, product collaborations, strategic alliances and other arrangements with third parties that Lifted believes will complement or augment its existing business. Lifted's ability to complete further product collaborations, strategic alliances or other arrangements is dependent upon, and may be limited by, among other things, the availability of suitable candidates and capital. In addition, product collaborations, strategic alliances and other arrangements could present unforeseen obstacles or costs, may not enhance Lifted's business, and may involve risks that may adversely affect Lifted, including the investment of significant amounts of management time that may be diverted from Lifted's core operations in order to pursue and complete such product collaborations, strategic alliances or other arrangements. Lifted may become dependent on its product collaborators, strategic partners or other third parties, and actions by such entities may harm Lifted's business. Future product collaborations, strategic alliances or other arrangements may result in the incurrence of debt, costs and contingent liabilities, and there can be no assurance that future product collaborations, strategic alliances or other arrangements will be developed, maintained or achieve the expected benefits to Lifted's businesses or that Lifted will be able to consummate future product collaborations, strategic alliances or other arrangements on satisfactory terms, or at all. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Third parties with whom we do business may perceive themselves as being exposed to reputational risk as a result of their relationship with us

The parties with whom we do business, or with whom we would like to do business, may perceive that they are exposed to reputational risk as a result of our business activities relating to hemp-derived products, psychoactive substances and nicotine, which may hinder our ability to establish or maintain business relationships. These perceptions relating to our business activities may interfere with our relationship with service providers, particularly in the financial services industry in the United States and certain jurisdictions where our products are not legal. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted relies on third-party distributors and wholesalers to distribute and/or sell a portion of its products, and those distributors and wholesalers may not perform their obligations or may have allegiances to their own or other competitors’ products

Lifted relies on third-party distributors and wholesalers to distribute a portion of its products. If these distributors and wholesalers do not successfully carry out their contractual duties, if these distributors and wholesalers have allegiances to their own or other competitors’ products, if there is a delay or interruption in the distribution of Lifted’s products, or if these third parties damage Lifted’s products in transit or improperly store the products, causing spoilage or functionality issues, then Lifted’s revenue may be negatively impacted. Any damage to Lifted’s products may expose Lifted to potential product liability, damage the reputation of Lifted’s brands or otherwise harm Lifted’s business. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The FDA appears to be concerned about many hemp-derived products

The FDA appears to be concerned about many hemp-derived products. The FDA appears to believe that certain hemp-derived cannabinoids like CBD are drugs, and therefore that the sale of certain hemp-derived products containing cannabinoids such as CBD should require FDA approval. In deference to the FDA, various states and municipalities have declared that the sale of certain hemp-derived products are illegal. There can be no guarantee or assurance whatsoever that the FDA’s regulatory concerns about hemp-derived products will be resolved favorably for the hemp-derived products industry. Aggressive law enforcement against the hemp-derived products industry by federal, state or local authorities and agencies may have a material adverse effect upon Lifted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Hemp-derived products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of hemp-derived products have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that certain hemp-derived products may have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. If the FDA, scientific research and/or clinical studies ultimately demonstrate negative health and/or safety impacts of hemp-derived products upon consumers, then Lifted’s business may be materially adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Hemp-derived products are federally illegal if they exceed 0.3% delta-9-THC on a dry weight basis

Hemp-derived products which exceed a delta-9-THC concentration of 0.3% on a dry weight basis are federally illegal. Certain states may consider hemp and hemp-derived products which exceed 0.3% total THC on a dry weight basis to be illegal. Any failure to keep the delta-9-THC or total THC concentration in hemp or hemp-derived products below the applicable legal standard could subject Lifted to action by regulatory authorities and/or to lawsuits by consumers, which may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the delta-9-THC levels reflected in consumers’ blood tests are the result of hemp-derived products or marijuana products. This may result in regulatory actions or lawsuits that may have a material adverse effect upon Lifted’s business.

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

Also, federal and state authorities may seek to classify cannabinoids that naturally occur in hemp, such as delta-8-THC, THCA, or THCO, as illegal. If this happens, we may be subject to regulatory action that may have a material adverse effect upon Lifted.

All of the foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The price of raw materials could spike as demand for certain products increases

Increased demand for certain raw materials may cause a spike in the price of these raw materials, which may materially adversely affect Lifted. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Target companies may not be of the same caliber company as previous acquisitions, or target companies’ management may not fit well into our corporate culture

If we acquire a company that is not of the same caliber company as Lifted, or if we acquire a company that does not have management that is as talented and high energy as Lifted’s management, or if for whatever reason the management of the acquired company does not fit in well with the rest of our team, we may become less attractive for potential investors, future acquisition targets may be uninterested in merging into our Company, and the overall camaraderie among the players in our Company may disappear. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be unable to keep pace with rapid industry, technological and market changes

Lifted may be unable to keep pace with rapid industry, technological and market changes that could affect Lifted’s services, products and businesses, or so keeping pace may require a substantial amount of Lifted’s management time and substantial fees being paid to outside legal counsel and consultants. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Large competitors are expected to enter the hemp-derived, psychoactive and nicotine product industries

We expect that over the next few years major marijuana companies, tobacco companies, chain stores, manufacturers, retailers, alcoholic beverage and other consumer products companies, and distributors, with tremendous financial resources and marketing expertise will emerge to compete against Lifted in the hemp-derived, psychoactive, and nicotine products industries. Lifted may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger companies. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Increases in labor costs could harm Lifted’s business

The U.S. in general, and Bend, Oregon in particular, have experienced very low unemployment, and higher minimum wages, which generally results in rising labor costs and limited access to qualified employment candidates. Such rising labor costs are adversely affecting the expenses of Ablis, Bendistillery and Bend Spirits, and may adversely affect the expenses of Lifted's business. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We cannot predict the effect of inquiries, lawsuits or actions by the DEA, the FDA, Federal Trade Commission, state attorneys general, other government agencies and/or quasi-government agencies, or plaintiffs’ attorneys, into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of Lifted’s products

Lifted is subject to the risks of investigations and/or enforcement actions or lawsuits by the DEA, the FDA, Federal Trade Commission (“FTC”), state attorneys general and/or other government and/or quasi-governmental agencies, or plaintiffs’ attorneys, relating to the advertising, marketing, promotion, ingredients, usage and/or sale of Lifted's products. If an inquiry by the DEA, the FDA, FTC, a state attorney general or other government or quasi-government agency, or by plaintiffs' attorneys, finds that Lifted’s products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, or that they are misleading, untruthful or unsubstantiated, Lifted may become subject to fines, product reformulations, product recalls, container changes, changes in the usage or sale of Lifted’s products, changes in its advertising, marketing and promotion practices, and/or injunctions on the sale of the products, or lawsuits, each of which may have a material adverse effect on our business, financial condition or results of operations.  The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may be required to obtain state, DEA and/or FDA permits, certifications and/or approvals in order to conduct business

Lifted may be required to obtain and maintain state, DEA and/or FDA permits, certifications and/or approvals in order to conduct business involving hemp-derived products, psychoactive substances, nicotine, food, other edibles, and consumer goods. These permits, certifications and/or approvals may not be obtainable, or obtaining and maintaining them may involve enormous expenditures of time and money for consultants, studies, facilities, compliance, purchases, acquisitions and other matters. Failure to obtain and maintain all necessary permits, certifications and approvals, or the enormous expenditures of time and money associated with obtaining and maintaining all necessary permits, certifications and approvals, may have a material adverse effect on our business, financial condition or results of operations, and on the trading price of our common stock.

Lifted may be subject to investigations by OSHA or other workplace safety agencies

Lifted’s manufacturing, storage and shipping departments include the use of various machinery, equipment, vehicles and raw goods. Notwithstanding appropriate training protocols and safety measures, workplace accidents or deaths may occur, and may subject Lifted to investigations and fines by the Occupational Safety and Health Administration (“OSHA”) or other state or local workplace safety agencies. Such accidents and investigations may have a material adverse effect on our business, reputation, financial condition or results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be subject to personal injury or workman’s compensation claims

If notwithstanding appropriate training protocols and safety measures, Lifted’s employees are injured or killed on the job, Lifted may be subject to personal injury or workman’s compensation claims. Defending these claims may require the expenditure of substantial management time and legal fees, and may result in material judgments or settlements that may or may not be covered by insurance. Such settlements or judgments related to personal injury or workman’s compensation claims may have a material adverse effect on our business, reputation, financial condition or results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Litigation regarding Lifted’s business and products, and related unfavorable media attention, may expose Lifted to significant liabilities and reduce demand for its products

From time to time third parties may claim that certain statements made in Lifted’s advertisements, certificates of analysis and/or on the labels of its products were false and/or misleading or otherwise not in compliance with standards applicable to food, other edibles, or non-prescription cannabinoid formulations under local, state or federal law, and/or that Lifted's products are not safe. Pending or threatened business-related and product-related litigation may consume significant financial and managerial resources and result in decreased demand for Lifted’s products, significant monetary awards against Lifted, and injury to Lifted’s and its management’s reputations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Criticism of Lifted’s products and/or criticism or a negative perception of Lifted’s industry, could adversely affect Lifted

Unfavorable reports on the health effects or pricing of Lifted’s products, including product safety concerns, whether generated by scientists, researchers, journalists, consumers, government regulators, industry groups, or on social media may have an adverse effect on Lifted’s business, financial condition and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Vape, e-liquid, e-cigarette, and nicotine product risks

Some of Lifted’s inhalable products may contain nicotine or other substances. There is a risk that Lifted may be targeted by regulators or consumers with claims that its products are unsafe for vaping or consumption. The market for vapes, e-liquid, e-cigarettes, nicotine, and associated cartridges and paraphernalia is currently subjected to regulations and prohibitions of certain products in certain jurisdictions in response to deaths and illnesses that have occurred and that are apparently associated with vaping, and also in response to other health concerns of various types. These various prohibitions and regulations may have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Sales of Lifted’s vape products are subject to uncertainty in the evolving vape market due to negative public sentiment and regulatory scrutiny

Vaping and electronic cigarettes were recently developed and therefore the scientific community has not yet had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use and the medical community is still studying these products’ health effects. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, then market demand for these products and their use may materially decline. Such a determination may also lead to litigation and significant regulation. Loss of demand for vape products, product liability claims and increased regulation stemming from unfavorable scientific studies on vaping products may have a material adverse effect on Lifted’s business, results of operations and financial condition. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Research regarding the health effects of hemp-derived products, psychoactive substances and e-liquid containing nicotine is in relatively early stages and subject to further study which may impact demand for these products

Research and clinical trials on the potential benefits and the short-term and long-term effects of the use of hemp-derived products, psychoactive substances and e-liquid containing nicotine on human health remains in relatively early stages and there is limited standardization. As such, there are inherent risks associated with using hemp-derived, psychoactive products and e-liquid containing nicotine. Moreover, future research and clinical trials may reach different or negative conclusions regarding the benefits, viability, safety, efficacy, dosing or other facts and perceptions related to hemp-derived products, psychoactive products, and e-liquid containing nicotine, which may adversely affect social acceptance of hemp-derived and psychoactive products, e-liquid containing nicotine, and the demand for Lifted’s products. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s inability to innovate successfully and to provide new cutting edge products may adversely affect Lifted’s business and financial results

Lifted’s ability to compete in its highly competitive industry and to achieve its business growth objectives depends, in part, on its ability to develop new products and unique packaging. The success of Lifted's innovation, in turn, depends on its ability to identify consumer trends and cater to consumer preferences. If Lifted is not successful in its innovation activities, then its business, financial conditions and results of operations may be adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Changes in consumer preferences may reduce demand for some of Lifted’s products

Lifted’s industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect Lifted. Lifted’s future success will depend, in part, upon its continued ability to develop and introduce different and innovative products that appeal to consumers. In order to retain and expand its market share, Lifted must continue to develop and introduce different and innovative products, although there can be no assurance of Lifted’s ability to do so. There is no assurance that consumers will continue to purchase Lifted’s products in the future. If certain finished goods are slow moving, they will be written off. Product lifecycles are uncertain and may never sell. The products Lifted currently market are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for Lifted. Lifted may be unable to achieve volume growth through product and packaging initiatives. Lifted may also be unable to penetrate new markets.

Moreover, consumers are concerned about their health and wellness, and public and governmental officials and groups are increasingly vocal about smoking, vaping, and their potential adverse impacts. There has been a trend among many public health advocates to pursue a reduction in smoking and vaping, as well as increased public scrutiny of smoking and vaping. Increasing public concern in regard to smoking and vaping may reduce demand for Lifted’s products.

Additionally, as shopping patterns are being affected by the digital evolution and pandemics, with customers embracing shopping by way of mobile device applications, e-commerce retailers and e-commerce websites or platforms, Lifted may be unable to address or anticipate changes in consumer shopping preferences. If Lifted’s revenues decline, its business, financial condition and results of operations may be adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Any expansion of Lifted outside of the United States exposes Lifted to uncertain conditions and other risks in international markets

As Lifted’s growth strategy includes expanding internationally, if Lifted is unable to expand distribution of its products outside the United States, its growth rate could be adversely affected. In many international markets, Lifted has limited operating experience and in some areas it has no operating experience. It is costly to establish, develop and maintain international operations and to develop and promote brands in international markets. Lifted's percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. Lifted faces substantial risks associated with having foreign operations, including: economic and/or political instability in international markets; unfavorable foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks may have a significant impact on Lifted's ability to sell its products on a competitive basis in international markets and may have a material adverse effect on its business, financial condition and results of operations. Also, operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

International expansion efforts would likely significantly increase our operational expenses

We may in the future expand into other geographic areas, which could increase our operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of our operating infrastructure to support such expansion could result in operational failures and regulatory fines or sanctions. Future international expansion could require us to incur a number of up-front expenses, including those associated with obtaining regulatory approvals, as well as additional ongoing expenses, including those associated with infrastructure, staff and regulatory compliance. We may not be able to successfully identify suitable acquisition and expansion opportunities or integrate such operations successfully with our existing operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Global or regional catastrophic events may impact Lifted’s operations and affect its ability to grow its business

Lifted’s business may be affected by unstable political conditions, civil unrest, large-scale terrorist acts, especially those directed against the United States or other major industrialized countries where its products are distributed, the outbreak or escalation of armed hostilities, major natural disasters or widespread outbreaks of infectious diseases such as COVID-19 and its mutations. Such events may impact the production and/or distribution of Lifted's products. In addition, such events may disrupt global or regional economic activity, which may affect consumer purchasing power, thereby reducing demand for Lifted's products. If Lifted is unable to grow its business internationally as a result of these factors, its growth rate may decline. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts in Ukraine and in Israel. Our business may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, in Israel, or any other geopolitical tensions

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the on-going military conflicts in Ukraine and Israel. The durations and impacts of these military conflicts is unpredictable, and may lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We continue to monitor the situations in Ukraine and Israel, and other international conflicts, and assess their potential impacts on our business. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may rely on third party vendors to manufacture its products

Lifted may not manufacture certain raw or finished goods, but instead outsource manufacturing of these goods to third party vendors. In the event of a disruption and/or delay, Lifted may be unable to procure alternative vendors at commercially reasonable rates and/or within a reasonably short time period. If Lifted is unable to maintain good relationships with its largest vendors, or if its costs of co-packing increase, its business, financial condition and results of operations may be adversely affected.

Lifted does not have exclusive contracts with the majority of its vendors, which subjects Lifted to the risk that those vendors may sell the same products to Lifted’s competitors. In some cases, Lifted’s vendors may be affiliated with and manufacture other hemp-derived, psychoactive or alternative lifestyle products. In such cases, these products compete directly with Lifted’s products.

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

Lifted relies upon third parties to carry and market its products

Unilateral decisions may be taken by Lifted’s distributors and wholesalers to discontinue carrying certain or all of Lifted's products that they are carrying at any time, which may cause Lifted’s business to suffer.

The marketing efforts of Lifted’s distributors and wholesalers are important for Lifted’s success. If Lifted’s brands prove to be less attractive to Lifted’s existing distributors and wholesalers, or if Lifted fails to attract additional distributors and wholesalers, and/or if Lifted’s distributors and wholesalers do not market, promote and distribute Lifted’s products effectively, Lifted’s business, financial condition and results of operations may be adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel/energy and/or costs of co-packing may harm Lifted’s business

The costs and availability of the raw materials used by Lifted are subject to fluctuations. For certain terpenes, flavors, raw goods, formulas and other products purchased from third-party suppliers, these suppliers own the proprietary rights to certain of their products. Lifted does not have possession of the list of the ingredients or formulas used in the production of certain of their products and certain of their blended concentrates, and Lifted may be unable to obtain comparable products from alternative suppliers on short notice. Industry-wide shortages of certain products have been, and may from time to time in the future be, encountered, which may interfere with and/or delay production of certain of Lifted’s products.

Moreover, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers. In addition, certain of Lifted’s co-packing arrangements may allow such co-packers to increase their fees based on certain of their own cost increases. The prices of any of the above and other raw materials such as batteries and packaging, among others, may continue to rise or may rise in the future. Lifted may or may not be able to pass any of such increases on to its customers. In recent years, the United States has imposed tariffs on many products and goods imported from China and certain other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, may result in an increase in supply chain costs. In addition, some of these raw materials are available from limited suppliers. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s inability to accurately estimate demand for its products may adversely affect its business and financial results

Lifted may not correctly estimate demand for its existing products and/or new products. Lifted's ability to estimate demand for its products is imprecise, particularly with regard to new products, and may be less precise during periods of rapid growth, particularly in new markets. If Lifted materially underestimates demand for its products or is unable to secure sufficient ingredients or raw materials or experiences difficulties with its co-packing arrangements, including production shortages or quality issues, it may not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain raw materials and products have been and may, from time to time in the future, be experienced, resulting in production fluctuations and/or product shortages. Such shortages may interfere with and/or delay production of certain of Lifted's products and may have a material adverse effect on its business and financial results. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted does not maintain sufficient inventory levels, if Lifted is unable to deliver its products to its customers in sufficient quantities, and/or if Lifted's customers’ or retailers’ inventory levels are too high, Lifted's operating results may be adversely affected

If Lifted does not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, Lifted’s inventory levels may be inadequate and its results of operations may be negatively impacted. If Lifted fails to meet its shipping schedules, Lifted may damage its relationships with distributors and/or retailers, increase its distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver its products on a timely basis, Lifted needs to maintain adequate inventory levels of the desired products. If the inventory of its products held by its distributors and/or retailers is too high, they will not place orders for additional products, which may unfavorably impact Lifted’s future sales and adversely affect its operating results. If Lifted overestimates distributor or retailer demand for its products, Lifted may end up with too much inventory, resulting in higher storage costs or less warehouse space and the risk of inventory spoilage. If Lifted fails to manage its inventory to meet demand, Lifted may damage its relationships with its distributors and retailers and may delay or lose sales opportunities, which may unfavorably impact its future sales and adversely affect its operating results. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The costs of packaging supplies are subject to price increases from time to time, and Lifted may be unable to pass all or some of such increased costs on to its customers

Lifted’s packaging suppliers may increase the costs they charge Lifted for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies. If the costs of these packaging supplies increase, Lifted may be unable to pass these costs along to its customers through corresponding adjustments to the prices it charges, which could have a material adverse effect on its results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted encounters product recalls, its business may suffer and it may incur material losses

Lifted may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled, cause fires, explode or otherwise become materially non-compliant with applicable federal, state or local regulatory requirements. Material product recalls may adversely affect Lifted’s profitability and its brand image. Lifted typically does not maintain recall insurance, so the negative financial impact of a recall upon Lifted may be significant. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s working capital may be inadequate or strained, and the issue may be exacerbated by account receivable collection issues

There has been significant financial stress on Lifted's industry. This stress, in certain cases, has caused distributors to refuse to make up-front payments, or to refuse to make timely payments on purchases, from suppliers such as Lifted. Some distributors are apparently so cash-strapped that they are demanding that products be supplied to them on consignment, or to be subject to shelf-stocking fees. This difficult financial environment has strained Lifted’s working capital balance, and has made it increasingly difficult for Lifted to aggressively purchase the larger quantities of raw materials and inventory that are needed to fuel Lifted’s growth. Lifted’s inadequate or strained working capital is exacerbated by account receivable collection issues. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be subject to payments-related risks and costs

Lifted may accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. For existing and future payment options Lifted offers to its customers, Lifted may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that may result in significant costs and reduce the ease of use of its payments products), as well as fraud. For certain payment methods, including credit and debit cards, Lifted pays interchange and other fees, which may increase over time and raise its operating costs and lower profitability. Lifted may rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it may disrupt Lifted’s business if these companies become unwilling or unable to provide these services to Lifted. Lifted may also be subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which may change or be reinterpreted to make it difficult or impossible for Lifted and to comply. If Lifted fails to comply with these rules or requirements, or if Lifted's data security systems are breached, compromised, or otherwise unable to detect or prevent fraudulent activity, Lifted may be liable for card issuing banks’ costs, may be subject to fines and higher transaction fees, and may lose its ability to accept credit and debit card payments from its customers, process electronic funds transfers, or facilitate other types of online payments, and Lifted’s business and operating results may be adversely affected. Lifted may also be subject to or voluntarily comply with a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If Lifted were found to be in violation of applicable laws or regulations, Lifted may be subject to additional requirements and civil and criminal penalties, or may be forced to cease providing certain services. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

If Lifted is not able to retain the full-time services of senior management, there may be an adverse effect on its operations and/or its operating performance until Lifted finds suitable replacements

Lifted's business is dependent, to a large extent, upon the services of its senior management. Lifted does not currently maintain key person life insurance on any members of its senior management. The loss of services of Lifted’s senior management may adversely affect its business until suitable replacements can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and Lifted may be unable to locate or employ such qualified personnel on acceptable terms. The loss of the services of Lifted’s CEO NWarrender would be especially damaging to Lifted’s business. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Climate change may negatively affect Lifted’s business

There is concern that a gradual increase in global average temperatures due to increased carbon dioxide and other greenhouse gases in the atmosphere may cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changing weather patterns may result in decreased agricultural productivity in certain regions, which may limit availability and/or increase the cost of certain raw goods used in Lifted’s products and may impact the food security of communities around the world. Increased frequency or duration of extreme or inclement weather conditions may also impair production capabilities, disrupt Lifted’s supply chains (including, without limitation, the availability of, and/or result in higher prices for raw goods and finished goods) and/or impact demand for Lifted’s products. Natural disasters and extreme weather conditions, such as bomb cyclones, hurricanes, wildfires, freezing temperatures, heavy snow, earthquakes or floods, may affect Lifted’s operations and the operation of Lifted’s supply chains and unfavorably impact the demand for, or Lifted’s consumers’ ability to purchase, Lifted’s products. The predicted effects of climate change may also result in challenges regarding availability and quality of water, or less favorable pricing for water, which may adversely impact Lifted’s businesses and results of operations. In addition, public expectations for reductions in greenhouse gas emissions may result in increased energy, transportation and raw material costs, and may require Lifted to make additional investments in facilities and equipment. As a result, the effects of climate change may have a long-term adverse impact on Lifted’s business and results of operations. Sales of Lifted’s products may also be influenced to some extent by weather conditions in the markets in which Lifted operates. Weather conditions may influence consumer demand for certain of Lifted’s products, which may have an effect on Lifted’s operations, either positively or negatively. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Potential changes in accounting standards or practices and/or taxation or new accounting standards, or changes in the assumptions used in accounting matters, may adversely affect Lifted’s financial results

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change US GAAP. Future changes in accounting standards or practices may have an impact on Lifted’s financial results. New accounting standards may be issued that change the way Lifted records revenues, expenses, assets and liabilities. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. These changes in accounting standards may adversely affect Lifted reported earnings or results of operations, financial condition and other financial measurers. Increases in direct and indirect income tax rates may affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages) may affect Lifted’s products’ affordability and reduce Lifted’s sales. Accounting principles related to stock based compensation, inventory, revenue recognition, sales allowances, and income tax provisions, among others, are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes to the accounting rules related to these areas or the interpretation of the rules, or changes in underlying assumptions, estimates or judgments by our management may adversely affect reported financial results. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Fluctuations in Lifted’s effective tax rates may adversely affect its financial conditions and results of operations

Lifted may be subject to income and other taxes in both the U.S. and certain foreign jurisdictions. Therefore, Lifted may be subjected to audits for multiple tax years in various jurisdictions at once. At any given time, events may occur which change Lifted’s expectations about how any such tax audits will be resolved and thus, there may be variability in Lifted’s quarterly and/or annual tax rates. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which imposes broad and complex changes to the U.S. tax code and may have tax implications for Lifted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Growth of operations will depend on the acceptance of Lifted’s products and consumer discretionary spending

The acceptance of Lifted’s products by distributors, wholesalers and consumers is critically important to the success of Lifted. Shifts in customer preferences away from Lifted’s products, Lifted’s inability to develop products that appeal to both retailers and consumers, or changes in Lifted’s products that eliminate items popular with some consumers, may harm Lifted’s business. Also, Lifted's success will depend to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, Lifted may experience an inability to generate revenue during economic downturns or during periods of uncertainty, such as during pandemics, when users may decide to purchase products that are cheaper or to forego purchasing any type of Lifted’s products, due to a lack of available capital. Any material decline in the amount of discretionary spending may have a material adverse effect on Lifted’s sales, results of operations, business and financial condition. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We cannot be certain that the products that Lifted offers will become, or continue to be, appealing and as a result there may not be any demand for these products and Lifted’s sales may decrease, which may result in a loss of revenue. Additionally, there is no guarantee that interest in Lifted’s products will continue, which may adversely affect Lifted’s business and revenues

Demand for Lifted’s products depends on many factors, including the number of customers that Lifted is able to attract and retain over time, and the competitive environments in Lifted’s industry. This may force Lifted to reduce prices below the desired price levels or to increase promotional spending. Inability to anticipate changes in user preferences and to meet consumers’ needs in a timely and cost-effective manner all may result in immediate and longer term declines in the demand for the products Lifted plans to offer, which may adversely affect Lifted’s sales, cash flows and overall financial condition, or may lead to write-offs of slow-moving inventory. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Competition that Lifted faces is varied and strong

Lifted’s products and industries are subject to intense competition. There is no guarantee that Lifted can develop or sustain a market position or expand its business. We anticipate that the intensity of competition in the future will increase.

Lifted competes with a number of entities in providing products to its customers. Such competitor entities include: (1) a variety of large multinational corporations, including but not limited to companies that have established loyal customer bases over several decades; (2) companies that have an established customer base, and have the same or a similar business plan as Lifted does and may be looking to expand nationwide; and (3) a variety of other local and national companies with which Lifted either currently or may, in the future, compete.

Many of Lifted’s current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and greater name and brand recognition than Lifted has. As a result, these competitors may have greater credibility with both existing and potential customers. They also may be able to offer more products and more aggressively promote and sell their products. Lifted’s competitors may also be able to support more aggressive pricing than Lifted will be able to, which may adversely affect sales, cause Lifted to decrease its prices to remain competitive, or otherwise reduce the overall gross profit earned on Lifted’s products. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Competition from traditional and large, well-financed tobacco or nicotine product manufacturers or distributors may adversely affect Lifted’s distribution relationships and may hinder development of Lifted’s existing markets, as well as prevent Lifted from expanding its markets

The tobacco, nicotine, hemp and consumable goods industries are highly competitive. Lifted competes with other hemp brands, tobacco, nicotine, and other consumable goods companies for consumer acceptance, shelf space in retail outlets, and for the marketing support of distributors and wholesalers, many of whom also distribute or carry their own brands which compete with Lifted’s brands. Some of Lifted’s competitors have substantially greater financial resources than Lifted. Some of Lifted’s competitors place tremendous pressure on independent distributors to not carry competing brands such as Lifted’s.

Lifted’s competitors may have advantages such as lower production costs, greater financial and marketing resources, and more developed and extensive distribution networks. Lifted may not be able to grow its sales or inventory, or maintain its selling prices, whether in existing markets or as it enters new markets.

Increased competitor consolidations, marketplace competition, and competitive product and pricing pressures could impact Lifted’s earnings, market share and volume growth. Due to competition, Lifted may be unable to sufficiently maintain or develop its distribution channels, and it may be unable to achieve its revenue and financial targets. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s industry requires the attraction and retention of talented employees

Success in Lifted’s industry does and will continue to require the acquisition and retention of highly talented and experienced individuals. Due to the growth in hemp-derived and psychoactive products industries, such individuals and the talent and experience they possess is in high demand. There is no guarantee that Lifted will be able to attract and maintain access to such individuals. The attraction and retention of such individuals may require the Company to offer stock, warrants and/or bonuses as incentives. If Lifted fails to attract, train, motivate and retain talented personnel, Lifted’s business, financial conditions, and operating results may be materially and adversely impacted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted depends on a limited number of suppliers of raw and packaging materials

Lifted relies upon a limited number of suppliers for raw and packaging materials used to make and package its products. Lifted’s success will depend in part upon its ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets its requirements. The price and availability of these materials are subject to market conditions. Increases in the price of Lifted’s products due to the increase in the cost of raw materials may have a negative effect on its business.

If Lifted is unable to obtain sufficient quantities of raw and packaging materials, delays or reductions in product shipments may occur which would have a material adverse effect on Lifted’s business, financial conditions and results of operations. If Lifted's packaging suppliers replicate and sell Lifted’s proprietary or custom packaging designs to competitors, or disclose to competitors Lifted’s future products, there may be material adverse effects on Lifted’s business, financial conditions and results of operations. The supply and price of raw materials used to produce Lifted’s products can be affected by a number of factors beyond Lifted’s control, such as political tensions between the US and China, tariffs, freight- and port-related backups and other logistical problems, wildfires, frosts, droughts, other weather conditions, economic factors affecting growing decisions, and various plant diseases and pests. If any of the foregoing were to occur, no assurance can be given that such condition would not have a material adverse effect on Lifted’s business, financial condition and results of operations. In addition, Lifted’s results of operations are dependent upon its ability to accurately forecast its requirements of raw materials. Any failure by Lifted to accurately forecast its demand for raw materials may result in an inability to meet higher than anticipated demand for products or producing excess inventory, either of which may adversely affect its results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted depend on a small number of retailers for a significant portion of its sales

Retailers across all channels in the U.S. and other markets have been consolidating, increasing margin demands of brand suppliers, and increasing their own private brand offerings, resulting in large, sophisticated retailers with increased buying power. They are in a better position to resist Lifted’s price increases and demand lower prices. They also have leverage to require Lifted to provide larger, more tailored promotional and product delivery programs. If Lifted and its distributor partners do not successfully provide appropriate marketing, product, packaging, pricing and service to these retailers, Lifted’s product availability, sales and margins may suffer. Certain retailers make up an important percentage of Lifted’s products’ retail volume, including volume sold by Lifted’s  distributor partners. Some retailers also offer their own private label products that compete with some of Lifted’s brands. The loss of sales of any of Lifted’s products by a major retailer may have a material adverse effect on our business and financial performance. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Third party manufacturers may make decisions adverse to Lifted’s best interests

A portion of Lifted’s sales revenue is dependent on third party manufacturers that Lifted does not control. The majority of these manufacturers’ business comes from producing and/or selling either their own products or competitors’ products. As independent companies, these manufacturers make their own business decisions. They may have the right to determine whether, and to what extent, they manufacture Lifted’s products, Lifted’s competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to Lifted’s brands. In many cases, they are able to terminate their manufacturing arrangements with Lifted without cause. Lifted may need to increase support for its brands in their territories and may not be able to pass on price increases to them. Lifted's financial condition may also be adversely affected by conditions beyond Lifted’s control, and Lifted’s business may suffer as a result. Deteriorating economic conditions may negatively impact the financial viability of third party manufacturers. Any of these factors may negatively affect Lifted’s business and financial performance. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Failure of third-party distributors upon which Lifted relies may adversely affect its business

Lifted may rely heavily on third party distributors for the sale of a portion of its products to retailers. The loss of a significant distributor may have a material adverse effect on Lifted’s business, financial condition and results of operations. Lifted’s distributors may also provide distribution services to competing brands, as well as larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger companies. Lifted’s independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. There can be no assurance that Lifted’s distributors will continue to effectively market and distribute Lifted’s products. The loss of any distributor or the inability to replace a poorly performing distributor in a timely fashion may have a material adverse effect on Lifted’s business, financial condition and results of operations. Furthermore, no assurance can be given that Lifted will successfully attract new distributors as it increases its presence in its existing markets or expand into new markets. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Disruptions to production at Lifted’s manufacturing and distribution facilities may occur

Disruptions in production at Lifted’s manufacturing facilities may have material adverse effects on its business. In addition, disruptions may occur at any of Lifted’s other facilities or those of Lifted’s suppliers or distributors. The disruptions may occur for many reasons, including pandemics, fire, natural disaster, inclement weather, bomb cyclones, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which may negatively affect Lifted’s business and financial performance. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be subject to seasonality related to sales of its products

Lifted’s business may be subject to substantial seasonal fluctuations. Lifted’s operating results for any particular quarter may not necessarily be indicative of any other results. If for any reason Lifted's sales were to be substantially below seasonal norms, then Lifted’s annual revenues and earnings may be materially and adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may fail to comply with applicable government laws and regulations

Lifted is subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of its business including the manufacture, safety, labeling, transportation, advertising, sale of its products, consumer age verification, the collection and remittance of sales and use taxes, income taxes, payroll taxes, tobacco and excise taxes, other fees, and the filing of related returns. Some of these laws (including tax laws and regulations such as excise and sales tax) and regulations are complex, ambiguous, subject to multiple interpretations, and/or subject to frequent changes. Sales and use taxes, excise taxes, or other fees or taxes may be improperly collected or remitted improperly or late. In addition, filings and amendments to filings may not be prepared and filed on time with the appropriate regulatory or government entity.

Violations of these laws or regulations in regard to the manufacture, safety, labeling, consumer age verification, transportation and advertising of Lifted's products may damage its reputation and/or result in regulatory actions with substantial penalties, or lawsuits filed against Lifted. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, may result in increased compliance costs or capital expenditures. In particular, regulatory focus on the health, safety and marketing of vapes, smokable products, edible/ingestible products, and beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of Lifted’s products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or may become applicable to Lifted’s products. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be subject to complex and/or ambiguous laws and regulations

Some of the laws and regulations governing Lifted's industry are complex and/or ambiguous, and are subject to different legal interpretations. Depending on what legal interpretations are enforced by regulatory agencies and the courts, we may be subject to prohibitions, restrictions, regulations, taxation or other requirements that we currently do not believe are applicable to us. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted faces various operating hazards that may result in the reduction of its operations

Lifted operations are subject to certain hazards and liability risks faced by beverage, food and edibles companies that manufacture and distribute drink products, food and other edibles, such as defective products, contaminated products and damaged products. The occurrence of such problems may result in a costly product recall and serious damage to Lifted’s reputation for product quality, and may potentially lead to lawsuits and governmental investigations. No assurance can be given that insurance (if any) will be adequate to fully cover any incidents of product contamination or injuries resulting from Lifted's operations and products. Lifted may not be able to continue to maintain insurance (if any) with adequate coverage for liabilities or risks arising from its business operations on acceptable terms. Even if insurance (if any) is adequate, insurance premiums may increase significantly which may result in higher costs for Lifted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Litigation and publicity concerning product safety or quality, health, human and workplace rights, and other issues may damage Lifted’s brand image and corporate reputation, and may adversely affect Lifted’s results of operations, business and financial conditions

Lifted’s success depends on its ability to build and maintain the brand images for its existing products, new products and brand extensions, and maintaining its corporate reputation. There can be no assurance that Lifted's advertising, marketing and promotional programs and its commitment to product safety and quality and human rights will have the desired impact on its products’ brand image and on consumer preference and demand. Product safety, quality and/or ingredient content issues, efficacy or lack thereof (real or imagined), or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, Lifted’s brand images or perceived product quality may be adversely affected by litigation, unfavorable reports in the media (internet or elsewhere), studies in general and regulatory or other governmental inquiries (in each case whether involving Lifted's products or those of its competitors) and proposed or new legislation affecting its industry. In addition, from time to time, there may be public policy endeavors that are either directly or indirectly related to Lifted’s products and packaging or to its business. These public policy debates can occasionally be the subject of backlash from advocacy groups that have a differing point of view and may result in adverse media and consumer reaction, including product boycotts.

Similarly, Lifted’s sponsorship relationships may subject Lifted to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations or individuals Lifted sponsors or supports. Likewise, campaigns by activists connecting Lifted or its supply chains with human and workplace rights issues may adversely impact Lifted’s corporate image and reputation. Allegations, even if untrue, that Lifted is not respecting one or more of the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by Lifted’s suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or its actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to Lifted’s products, water usage, environmental impact, labor relations or the like may negatively affect Lifted’s overall reputation and brand image, which in turn may have negative impacts on Lifted’s products’ acceptance by consumers.

Lifted may also incur significant liabilities, if lawsuits or claims result in decisions against them, or litigation costs, regardless of the result. Further, any litigation may cause Lifted’s key employees to expend resources and time normally devoted to the operations of Lifted's business. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

It is difficult and costly for Lifted to protect its proprietary rights

Lifted’s commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of its products and brands, as well as successfully defending that intellectual property against third-party challenges, which Lifted might not be able to do. Lifted will only be able to protect its intellectual property related to its trademarks, patents and brands (if any) to the extent that it has rights under valid and enforceable trademarks, patents or trade secrets that cover its products and brands, which it might not have. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of its intellectual property (if any). Accordingly, Lifted cannot predict the breadth of claims that may be allowed or enforced in its issued trademarks or its issued patents (if any). The degree of future protection for its proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect its rights or permit it to gain or keep its competitive advantage. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may face intellectual property infringement claims that may be time-consuming and costly to defend, and could result in loss of significant rights and the assessment of treble damages

From time to time Lifted may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome may affect Lifted negatively. For example, were a third party to succeed on an infringement claim against Lifted, Lifted may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, Lifted may face an injunction, barring it from conducting the allegedly infringing activity. The outcome of the litigation may require Lifted to enter into a license agreement which may not be under acceptable, commercially reasonable, or practical terms or Lifted may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against Lifted may require it to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible. In the case of diagnostic tests, Lifted may also need to include non-infringing technologies which may require Lifted to re-validate its tests. Any such re-validation, in addition to being costly and time consuming, may be unsuccessful.

Finally, Lifted may initiate claims to assert or defend its own intellectual property against third parties. Any intellectual property litigation, irrespective of whether Lifted is the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and may divert Lifted’s management’s attention from its business and negatively affect its operating results or financial condition. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be subject to claims by third parties asserting that Lifted or Lifted’s employees have misappropriated the third parties’ intellectual property, or claiming ownership of what Lifted regards as its own intellectual property

Although Lifted tries to ensure that it, its employees, and independent contractors do not use the proprietary information or know-how of others in their work for Lifted, Lifted may be subject to claims that it, its employees, or independent contractors have used or disclosed intellectual property in violation of others’ rights. These claims may cover a range of matters, such as challenges to Lifted’s trademarks, as well as claims that its employees or independent contractors are using trade secrets or other proprietary information of any such employee’s former employer or independent contractors. As a result, Lifted may be forced to bring claims against third parties, or defend claims they may bring against Lifted, to determine the ownership of what Lifted regards as its intellectual property. If Lifted fails in prosecuting or defending any such claims, in addition to paying monetary damages, Lifted may lose valuable intellectual property rights or personnel. Even if Lifted is successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We will not control businesses in which we own a minority equity ownership interest

We will not control any business in which we own a minority equity ownership interest, such as Ablis, Bendistillery and Bend Spirits. We can provide no assurance that the owner of the majority equity ownership interest of such business will be able to manage such business successfully. A failure by the controlling owner of a company in which we own a minority equity ownership interest may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Under US GAAP, we will not be able to consolidate our financial statements with the financial statements of companies in which we own minority equity ownership interests

US GAAP does not permit the consolidation of our financial statements with the financial statements of companies in which we own minority equity ownership interests and have no substantial influence over the management of the businesses. US GAAP also requires us to record these types of investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As such, we will not be allowed to consolidate into our financial statements any portion of the revenues, earnings or assets of companies in which we own minority equity ownership interests such as Ablis, Bendistillery and Bend Spirits.

Also, under US GAAP, we used the equity method of accounting to account for our 50% membership interest in SmplyLifted prior to the Lifted’s sale of that interest in February 2022. Under the equity method of accounting, we recorded our initial investment in SmplyLifted, which was $200,000, as an asset at historical cost. We then recorded our share (50%) of SmplyLifted’s losses as losses on the Consolidated Statements of Operations. In addition, under the equity method of accounting, the investment’s value was adjusted on a quarterly basis to reflect the changes in value due to Lifted’s share in SmplyLifted’s losses.

As a result of these effects of US GAAP, potential buyers or sellers of our stock may be confused because they may not be able to immediately understand the financial results and the values of the minority ownership interests that we have in certain businesses such as Ablis, Bendistillery and Bend Spirits, or future businesses. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We may not be able to properly market our products

Marketing our products properly will require a great deal of marketing expertise, an extensive and trained staff, and large amounts of marketing dollars. Our marketing expertise and experience is limited, our staff size and training is limited, and we lack large amounts of marketing dollars. A failure or inability to properly market our products may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to properly manage multiple businesses

We may not be able to properly manage multiple businesses in the hemp-derived, psychoactive, and alternative lifestyle products industries. Managing multiple businesses may be more complicated than managing a single line of business, and may require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to successfully integrate new acquisitions

Even if we are able to acquire additional companies or assets, we may not be able to successfully integrate or achieve synergies among those companies or assets. For example, we may need to integrate or coordinate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, accounting software, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration or coordination of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, accounting, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated Company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses may have a material adverse effect on our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Our acquisitions of businesses may be extremely risky and we may lose all of our investments

We may invest in the nicotine, hemp-derived, psychoactive, alternative lifestyle products, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on: (i) may be viewed as being dangerous or illegal by the DEA or FDA, by state governments, or by other governmental or regulatory bodies and agencies; (ii) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (iii) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (iv) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (v) may have less predictable operating results; (vi) may from time to time be parties to litigation; (vii) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (viii) may require substantial additional capital to support their working capital, operations, expansion, marketing, research, or maintain their competitive position; and (ix) their financial statements may be unaudited, improperly prepared, and/or their internal financial controls may be inadequate or non-existent. Our failure to efficiently make accretive acquisitions that meet all of our criteria may have a material adverse effect on our business, results of operations, and financial condition. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Our investigation of potential acquisitions will be limited

Our analysis of new business opportunities will be undertaken by or under the supervision of our Investment Committee. Inasmuch as we will have limited funds available to search for business opportunities and ventures, we will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. We will, however, investigate, to the extent believed reasonable by our Investment Committee, such potential business opportunities or ventures by conducting a “due diligence investigation”. In a due diligence investigation, we intend to obtain and review materials regarding the business opportunity. Typically, such materials will include information regarding a target company’s products, services, contracts, management, ownership, and financial information. In addition, we intend to cause our Investment Committee to personally meet with management and key personnel of target companies, ask questions regarding the target companies’ prospects, tour facilities, and conduct other reasonable investigation of the target companies to the extent of our limited financial resources and management and technical expertise. There is a risk that the owners and/or the managers of potential acquisitions could misrepresent and/or fail to disclose material adverse facts regarding the potential acquisitions, or that our shareholders may institute litigation claiming that our “due diligence investigations” of potential acquisitions were insufficient or negligent in some way. Any failure of our typical due diligence investigation to uncover issues and problems relating to target companies may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We may fail to manage our growth effectively

Future growth through acquisitions and organic expansion may place a significant strain on our managerial, operational, technical, training, systems and financial resources. We can give you no assurance that we will be able to manage our expanding operations properly or cost effectively. A failure to properly and cost-effectively manage our expansion may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may be unable to effectively manage future growth

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Rapid growth of our business may significantly strain our management, operations and technical resources. We may be unable to properly manage future growth. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The management of companies we acquire may lose their enthusiasm or entrepreneurship after the sale of their businesses

We can give no assurance that the management of future companies we acquire will have the same level of enthusiasm for operating their businesses following their acquisition by us; or, if they cease performing services for the acquired businesses, that we will be able to install replacement management with the same skill sets, leadership and determination. There also is always a risk that management of companies we acquire will attempt to reenter the market and possibly seek to recruit our employees and independent contractors. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Law enforcement officials may claim that Lifted's products are contaminated

There is a risk that law enforcement officials may claim that Lifted's products are contaminated with illegal drugs or other harmful substances. This risk may be heightened by some law enforcement officials' belief that hemp-derived cannabinoid-infused products need to be prohibited or heavily regulated, or by some law enforcement officials' use of mobile testing devices that may produce inaccurate and/or misleading test results that allow law enforcement officials to knowingly or unknowingly claim that legitimate products constitute threats to the public's health. For example, in February 2023, the district attorney in Montgomery County, Pennsylvania, held a press conference claiming that heroin and fentanyl had been found in certain hemp-derived cannabinoid-infused products being sold at a local retailer under three product brands, including the "Urb Extrax" brand of hemp-derived delta-8-THC gummies manufactured and sold by a third party unrelated to Lifted. These claims apparently were based upon mobile testing results obtained by Montgomery County law enforcement. However, when these products were later tested by a recognized lab hired by Montgomery County law enforcement, apparently no heroin or fentanyl was detected. Despite the absence of any detectable levels of heroin or fentanyl in these products, the district attorney's allegations made at the press conference were widely reported by various media outlets, and caused great concern among consumers, and possibly caused damage to the companies and product brands involved and/or to the entire hemp-derived cannabinoid products industry. If in the future law enforcement officials were to claim that Lifted's products contain illegal drugs or other harmful contaminants, our Company may be materially adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Developments affecting production at Bendistillery’s and Bend Spirits’ distilleries may negatively impact Bendistillery’s and Bend Spirits’ financial results

Adverse changes or developments affecting Bendistillery’s and Bend Spirits’ distilleries in Bend, Oregon, including, but not limited to, fire, power failure, natural disaster, public health crisis, or a material failure of security infrastructure, may reduce or require Bendistillery and Bend Spirits to entirely suspend operations. Additionally, due to many factors, including seasonality and production schedules of Bendistillery’s and Bend Spirits’ various products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If Bendistillery and Bend Spirits experience contraction in their sales and distilling volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of Bendistillery and Bend Spirits. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Alcoholic beverage sales are subject to slowdowns and are seasonal

Bendistillery, Bend Spirits and target companies are involved in the sale of a variety of distilled alcoholic beverages including vodka, whiskey and gin, and their sales of such beverages are subject to occasional slowdowns and are seasonal. Also, many consumers are reducing or eliminating their alcohol consumption entirely. These factors could adversely affect the value of our ownership interest in those companies, which may materially adversely affect our Company and the trading price of our common stock.

Alcoholic beverage distributors are powerful and control much of the marketplace

Bendistillery, Bend Spirits and target companies distribute their distilled alcoholic beverages through a limited number of powerful distributors that control much of the marketplace for alcoholic beverages. In order for Bendistillery and Bend Spirits to grow, they will be required to maintain such relationships with their distributors and to enter into agreements with additional distributors. No assurance can be given that Bendistillery and Bend Spirits will be able to maintain their current distribution network or secure additional distributors on terms favorable to Bendistillery and Bend Spirits. If Bendistillery’s and Bend Spirits’ existing distribution agreements are terminated, they may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution. The loss of such distributors, or disruptions to the operations of such distributors, may adversely affect the value of our ownership interest in those companies. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The Oregon Liquor Control Commission has jurisdiction over our directors, officers and significant shareholders

Due to our minority ownership interest in Bendistillery and Bend Spirits, the Oregon Liquor Control Commission (“OLCC”) has jurisdiction over our directors, officers and significant shareholders. If the OLCC were to refuse to approve any of our directors, officers or significant shareholders, it may disrupt our management and corporate governance. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The identification, detection, prevention and remediation of known or potential IT security vulnerabilities, including those arising from third-party hackers, hardware or software, is extremely costly and time consuming. Lifted does not have the manpower, expertise or financial resources to effectively identify, detect, prevent or remediate cybersecurity risks. No assurance or guarantee whatsoever can be given that Lifted will not be seriously damaged by the exploitation of its cybersecurity vulnerabilities.

During the year ended December 31, 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

See “Item 1A. Risk Factors” for more information regarding the Company’s cybersecurity-related risks.

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

Purchase of the Building Located at 5511 95th Avenue, Kenosha, Wisconsin 53144

On December 14, 2023, LIFD and Lifted jointly borrowed a total of $3,910,000 from Surety Bank, DeLand, Florida, and Lifted Made closed on the purchase of its main operations building, located at 5511 95th Avenue, Kenosha, Wisconsin 53144 (the “Premises”), for $1,375,000. The Premises is comprised of office, laboratory and warehouse space.

Prior to LIFD and Lifted’s purchase of the Premises, on December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Holdings” or “Landlord”) for the Premises. The lease commencement date was January 1, 2021, and lease termination date was January 1, 2026.

Landlord was an entity owned directly or indirectly by NWarrender, the Company’s Vice Chairman and COO, the CEO of Lifted, and the largest stockholder of the Company as the beneficial owner of 3,900,455 shares of common stock of the Company. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender was able to benefit through his ownership of Landlord by Landlord’s receiving rent and eventually selling the Premises to Lifted.

Lifted constructed improvements to the Premises including a clean room, and gradually moved into the Premises over the course of the first quarter of 2021.

Under the terms of the “triple-net” Lease, starting on January 1, 2021, Lifted leased approximately 11,238 square feet at the Premises at $6.13 per square foot per year in base rent ($68,888.94 in 2021), which was subject to a 2% increase in base rent each year, plus certain operating expenses and taxes. The Lease was to continue until midnight on the fifth anniversary date of the commencement date of the Lease. Lifted also held the right to extend the original five year term of the Lease for one extension period of two years, commencing upon the expiration of the original term. Lifted and Landlord were required to execute an “Amendment of Extension” prior to six months before the expiration of the original term. The rent schedule prior to the purchase of the Premises was as follows:

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

Prior to the signing of the Acceleration Agreement, the Finance Lease Right-of-Use Asset was to be amortized over its useful life (39 years) on a prospective basis from the Modification Date. That is, the Finance Lease Right-of-Use Asset was previously amortized over the lease term, but given mandatory purchase by December 31, 2022, the Finance Lease Right-of-Use Asset was amortized over 39 years starting on the Modification Date. As a result of the signing of the Acceleration Agreement, the accounting for the Finance Lease Right-of-Use Asset was adjusted accordingly.

Lifted purchased the Premises from Landlord on December 14, 2023, for $1,375,000 in cash as previously agreed upon, and as a result, the Company derecognized the Finance Lease Right-of-Use Asset and recognized the Premises as Land and Building on the Consolidated Balance Sheet. For more information, refer to the section “Bank Financing and Purchase of Headquarters Building” above.

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin 53144

On September 23, 2021, Lifted entered into a lease agreement with TI Investors of Kenosha LLC (“TI”) for office and warehouse space located at 8920 58th Place, Suite 850, Kenosha, WI 53144 (the “58th Lease”). Subsequent to Lifted entering into the 58th Lease, the property was sold to Ladi Investments, LLC (“Ladi”); thus Ladi is the current landlord. The 58th Lease serves as sales offices, finished goods storage and outgoing shipping for Lifted.

The term of the 58th Lease commenced on October 1, 2021. The initial term of the 58th Lease is three years, unless earlier terminated in accordance with the terms and conditions of the 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the 58th Lease for an additional term.

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

The 58th Lease will be cancelled in conjunction with Lifted entering into the Second Amendment to the Second 58th Lease (defined below) on March 25, 2024. The terms and conditions of the Second Amendment to the Second 58th Lease are described below in the section “Second Amendment to the Second 58th Lease” under “Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144” and in NOTE 14 – SUBSEQUENT EVENTS.

Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144

On November 17, 2021, Lifted entered into a lease agreement with TI for office and warehouse space located at 8910 58th Place, Suites 600 & 700, Kenosha, WI 53144 (the “Second 58th Lease”). Subsequent to Lifted entering into the Second 58th Lease, the property was sold to Ladi Investments, LLC (“Ladi”); thus Ladi is the current landlord. The Second 58th Lease space is used for raw goods storage.

The term of the Second 58th Lease commenced on January 1, 2022. The initial term of the Second 58th Lease is five years, unless extended or earlier terminated in accordance with the Second 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Second 58th Lease for an additional term.

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

First Amendment to the Second 58th Lease

On February 23, 2022, the Second 58th Lease was amended (the “First Amendment to the Second 58th Lease”) to change the lease commencement date from January 1, 2022 to February 1, 2022, and to change the lease termination date from December 31, 2026 to January 31, 2027. The First Amendment to the Second 58th Lease did not change the base monthly rent amounts; it simply pushed them back one month.

Second Amendment to the Second 58th Lease

As described in NOTE 14 – SUBSEQUENT EVENTS:

On March 25, 2024, the Second 58th Lease was amended for a second time (the “Second Amendment to the Second 58th Lease”).

Effective as of April 1, 2024 (the “Expansion Date”), the Second 58th Lease has been expanded to include an additional 23,000 square feet of space, located at 8910 58th Place, Suite 100, Kenosha, Wisconsin 53144 (the “Expansion Area”), for a total revised Second 58th Lease area of approximately 31,000 square feet.

The Expansion Area will be used for office, manufacturing and warehouse space.

Under the Second Amendment to the Second 58th Lease, the term of the Second 58th Lease is extended through May 31, 2029.

Commencing on February 1, 2027, the base monthly rent for Suites 600 and 700 of the Second 58th Lease, exclusive of the Expansion Area (Suite 100), is extended as follows:

Suites 600 and 700
Date	Base Monthly Rent
February 1, 2027 – January 31, 2028	$4,637.41
February 1, 2028 – January 31, 2029	$4,776.53
February 1, 2029 – May 31, 2029	$4,919.83

Commencing on the Expansion Date, the base monthly rent for the Expansion Area (Suite 100) is as follows:

Suite 100
Date	Base Monthly Rent
April 1, 2024 – May 31, 2024	$0.00
June 1, 2024 – March 31, 2025	$16,770.83
April 1, 2025 – March 31, 2026	$17,273.96
April 1, 2026 – March 31, 2027	$17,792.18
April 1, 2027 – March 31, 2028	$18,325.94
April 1, 2028 – March 31, 2029	$18,875.72
April 1, 2029 – May 31, 2029	$19,441.99

Under the Second Amendment to the Second 58th Lease, Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. Pursuant to the Second Amendment to the Second 58th Lease, Lifted is required to remit an additional security deposit of $27,741.51 to Ladi for the Second 58th Lease, bringing the total security deposit paid to Ladi for the Second 58th Lease to $34,141.51.

The effectiveness of the Second Amendment to the Second 58th Lease was contingent upon the successful execution of all three of the following documents:

(i)

the Lease Termination Agreement dated March 18, 2024, by and between Ladi and Lifted for Lifted’s leased space located at 8920 58th Place, Suite 850, Kenosha, Wisconsin 53144 (the “8920 Suite 850 Termination Agreement”),

(ii)

the Lease Termination Agreement dated March 18, 2024, by and between Ladi and Lifted for Lifted’s leased space located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144 (the “the 9560 Suite 360 Termination Agreement”), and

(iii)

the Lease Termination Agreement dated March 18, 2024, by and between Ladi and a third party that currently leases the space located at 8910 58th Place, Suite 100, Kenosha, Wisconsin 53144 (the “8910 Suite 100 Termination Agreement”).

These contingencies were met on or about March 27, 2024.

Lease of Space Located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144

On May 31, 2022, Lifted entered into another lease agreement with TI for office and warehouse space located at 9560 58th Place, Suite 360, Kenosha, WI 53144 (the “Third 58th Lease”). Subsequent to Lifted entering into the Third 58th Lease, the property was sold to Ladi Investments, LLC (“Ladi”); thus Ladi is the current landlord. The Third 58th Lease is used for manufacturing, as well as office space.

The term of the Third 58th Lease commenced on July 1, 2022 (the “Commencement Date”). The initial term of the Third 58th Lease is five years from the Commencement Date and ends June 30, 2027, unless extended or earlier terminated in accordance with the Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Third 58th Lease for an additional term.

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

The Third 58th Lease will be cancelled in conjunction with Lifted entering into the Second Amendment to the Second 58th Lease (defined above) on March 25, 2024. The terms and conditions of the Second Amendment to the Second 58th Lease are described above in the section “Second Amendment to the Second 58th Lease” under “Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144” and also in NOTE 14 – SUBSEQUENT EVENTS.

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

Lease of Space Located at 5732 95th Avenue, Suites 100, 200 and 300, Kenosha, Wisconsin

On November 28, 2022, Lifted entered into a lease agreement with Ladi for commercial space located at 5732 95th Avenue, Suite 200 and 300, Kenosha, WI 53144 (the “5732 Lease”). The 5732 Lease is used for Lifted’s gummy manufacturing operations.

The 5732 Lease commenced on February 1, 2023. The initial term of the 5732 Lease extends approximately five years (sixty-one months) from February 1, 2023 to February 29, 2028, unless extended or earlier terminated in accordance with the 5732 Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the 5732 Lease for an additional term.

Under the terms of the 5732 Lease, Lifted leases approximately 4,657 square feet of space. Lifted was not required to pay any base square foot charge during February 2023. Lifted is responsible for paying its proportionate share of real estate taxes and other operating costs. Base monthly rent under the 5732 Lease is as follows:

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

Lease of Space Located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted assumed Oculus’ lease of office and operational space in Aztec, New Mexico. The leased premises include a shop building of approximately 4,800 square feet and adjacent fenced parking area located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico. The term of this lease was one year, commencing on December 1, 2022 and ending on November 30, 2023, continuing month-to-month thereafter until terminated. The base lease payment is $3,850 per month. All monthly payments are due and payable in advance on the first day of each month. Lifted is also required to pay taxes, insurance and certain maintenance costs of the leased premises. Since the term is less than twelve months, this lease is not recorded on the Consolidated Balance Sheet, and lease expense is being recognized on a straight-line basis over the lease term.

Lease of Space Located at 789 Tech Center Drive, Unit C, Durango, Colorado 81301

As described in NOTE 14 – SUBSEQUENT EVENTS:

On February 27, 2024, Lifted entered into a lease agreement with CR Properties, LLC, (“CR”) for office, manufacturing and warehouse space located at 789 Tech Center Drive, Unit C, Durango, Colorado 81301 (the “789 Tech Lease”).

The initial term of the 789 Tech Lease commenced on March 1, 2024, and will end on February 28, 2025 (“Initial Term”). After the Initial Term, Lifted and CR may renegotiate the lease.

Under the terms of the 789 Tech Lease, Lifted leases approximately 2,205 total square feet of space. During the Initial Term, Lifted shall pay CR base annual rent of $30,000, payable in equal monthly installments of $2,500. In addition, as part of the 789 Tech Lease, Lifted paid CR a $5,000 security deposit.

In addition to the base monthly rent, Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs.

Since the Initial Term is twelve months, this lease is not recorded on the Consolidated Balance Sheet, and lease expense is recognized on a straight-line basis over the lease term.

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

For more information, please refer to NOTE 11 – LEGAL PROCEEDINGS under the Notes to the Consolidated Financial Statements.

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

Closing Sales Prices (1)
	High	Low

Year Ended December 31, 2023
4th Quarter	$3.00	$1.30
3rd Quarter	$2.49	$1.20
2nd Quarter	$3.00	$1.91
1st Quarter	$4.95	$1.60

Year Ended December 31, 2022
4th Quarter	$3.60	$1.90
3rd Quarter	$7.80	$3.40
2nd Quarter	$5.10	$3.50
1st Quarter	$5.45	$2.50

(1) The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of February 1, 2024, a total of 14,805,678 shares of LFTD Partners’ common stock were outstanding and there were approximately 790 holders of record of LFTD Partners’ common stock.

Issuance of Deferred Contingent Stock

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the  Deferred Contingent Stock has begun to be issued to the Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned  Deferred Contingent Stock. As of December 31, 2023, 503,000 shares of Deferred Contingent Stock have been issued to Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs, and 142,000 shares of Deferred Contingent Stock remain to be issued.

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

The following Management’s Discussion and Analysis (“MD&A”) section includes a discussion of our results of operations, liquidity and financial condition and certain factors that may affect our future results. This MD&A should be read in conjunction with our risk factors, financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report on Form 10-K, including statements regarding the Company’s future financial position, performance, operations, business strategy, budgets, projected costs, capital spending, sources of liquidity and financing sources, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made herein. These risks and uncertainties include the “Risk Factors” included in this Annual Report on Form 10-K. Risk factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K.

Any or all of the forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K.

Significant Financial Obligations and Acute Regulatory Risks

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc. had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $2,096,780 as of December 31, 2023. LFTD Partners Inc. currently is making significant payments of interest and principal on its loans from Surety Bank, and is accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. In addition, as extensively discussed in this Annual Report on Form 10-K, we are subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

The legal and regulatory risks facing Lifted's business are particularly acute at this point in time, in at least two respects: (1) an official of the federal Drug Enforcement Administration (the "DEA") made a presentation at a conference in Houston in April 2023, in which that official reportedly stated that the DEA plans to issue a new rule that would have the effect of classifying certain hemp-derived cannabinoids as controlled substances. If such a new rule were to be issued and become legally binding upon Lifted, it could have a material adverse effect upon over 90% of Lifted's business and upon the trading price of the Company's common stock. As of the date of this Annual Report on Form 10-K, we are not aware of any draft DEA rule that would materially affect Lifted’s business; and (2) a new or amended federal "Farm Bill" is expected to be passed by Congress and signed by the President sometime during 2024. If such a new or amended federal "Farm Bill" were to eliminate or limit the legality of hemp and hemp-derivatives, it could have a material adverse effect upon over 90% of Lifted's business and upon the trading price of the Company's common stock. As of the date of this Annual Report on Form 10-K, we are not aware of any draft "Farm Bill" legislation that would materially adversely affect Lifted’s business.

Write-offs of Inventory

Lifted's industry is constantly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products, especially new products. This leaves Lifted exposed to significant risks of purchasing unneeded raw materials and of manufacturing unneeded inventory. During the year ended December 31, 2023, $2,056,603 of obsolete and spoiled inventory was written off, primarily driven by the write-offs in the third and fourth quarters of 2023. Descriptions of the third and fourth quarter write-offs are included below:

During the quarter ended December 31, 2023, $1,285,248 of obsolete and spoiled inventory, which related primarily to $570,778 worth of raw goods packaging and vapes, and $497,811 of finished goods, such as amanita mushroom gummies, and slow-moving hemp-infused gummies manufactured by third-party suppliers prior to the commencement of Lifted’s in-house gummy manufacturing operations in Kenosha, Wisconsin.

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

Deferred Contingent Stock

During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the year ended December 31, 2023, was $1,666,155 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the year ended December 31, 2023 from $3,825,162 to $2,159,007. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.23, respectively, for the year ended December 31, 2023.

INTRODUCTION

MD&A of our financial condition and results of operations is provided as a supplement to the accompanying financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.

Basis of Presentation

Overview

Please refer to “Description of the Business of LFTD Partners Inc.” under “ITEM 1. BUSINESS” for information.

Liquidity and Capital Resources

On February 24, 2020, the Company acquired 100% of the ownership interests of Lifted. All of the Company’s sales are generated by the Company’s wholly owned subsidiary Lifted; LFTD Partners as an entity by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery, Ablis or Bend Spirits.

The Company's cash needs for working capital, capital expenditures, growth opportunities, the payments of Series A and Series B Preferred Stock dividends, bonuses, and other obligations, are expected to be met with current cash on hand and cash flows provided by operating activities.

The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2023 of $2,096,780. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended
	December 31,
	2023	2022	2021
Net Cash Provided by Operating Activities	$638,925	$3,037,426	$5,622,612
Net Cash Used in Investing Activities	$(2,516,955)	$(916,119)	$(446,655)
Net Cash Provided by/(Used In) Financing Activities	$3,704,945	$(193,416)	$(4,012,306)

Cash Flows From Operating Activities

Net cash provided by operating activities was $638,925 for the year ended December 31, 2023. Net cash provided by operating activities in 2023 was primarily generated from net income of $2,159,007, which includes non-cash charges for Deferred Contingent Stock expense of $2,138,175 and spoiled and written off inventory of $2,056,603, offset by cash used for working capital, primarily inventory, and income taxes.

Net cash provided by operating activities was $3,037,426 for the year ended December 31, 2022. Net cash provided by operating activities in 2022 was generated from net income of $7,196,327, which includes non-cash charges for inventory write-downs of $4,418,922 and sales allowances of $939,496, offset by cash used for working capital, primarily inventory, payment of the company-wide Bonus Pool for 2021 (the “Modified 2021 Bonus Pool Amount”), the Deferred Compensation, and income taxes. Net cash provided by operating activities was $5,622,612 for the year ended December 31, 2021. During the year ended December 31, 2021, net cash provided by operating activities was primarily generated from net income of $5,799,982. Net cash used in operating activities in 2021 was primarily for prepaid expenses and for the purchase of inventory. Offsetting the used cash were increases in accounts payable and accrued expenses and deferred revenue.

Cash Flows From Investing Activities

Net cash used in investing activities was $2,516,955 during the year ended December 31, 2023, of which $1,385,225 was reported used for the purchase of Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin, and of which $789,662 related to net purchases of fixed assets. In 2023, Lifted spent $342,068 to purchase net assets from Oculus CRS, LLC.

In comparison, net cash used in investing activities was $916,119 and $446,655, during the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities in 2022 related to net purchases of fixed assets. Net cash used in investing activities in 2021 primarily related to the net purchase of fixed assets and loans to SmplyLifted, offset by the reduction of the CBD Lion note receivable.

Cash Flows From Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $3,704,945, primarily driven by the proceeds from the Surety Bank loans of $3,910,000, offset by the payment of debt financing costs of $115,697, and payments of dividends to the Company’s Series A and Series B Convertible Preferred stockholders totaling $20,961.

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

During the year ended December 31, 2023, net cash increased by $1,826,916. In comparison, during the years ended December 31, 2022 and 2021, net cash increased by $1,927,892 and $1,163,651, respectively.

Comparison of the balance sheet at December 31, 2023 and December 31, 2022

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2023 and December 31, 2022.

	For the Years Ended
	December 31,
	2023	2022
Current Assets	$21,668,980	$13,853,949
Current Liabilities	$8,686,744	$6,210,133
Working Capital	$12,982,236	$7,643,816

At December 31, 2023, we had cash and cash equivalents of $4,357,539; in comparison, at December 31, 2022, we had cash and cash equivalents of $3,530,623.

At December 31, 2023, we reported prepaid expenses of $2,509,961 primarily consisting of prepaid inventory of $2,317,799 and health and dental insurance of $50,465, and prepaid commercial and general liability insurance of $33,174. In comparison, at December 31, 2022, we reported prepaid expenses of $1,668,961 primarily consisting of prepaid inventory of $1,527,920, prepaid commercial and general liability insurance of $44,708, and prepaid health and dental insurance of $38,055.

Accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were outstanding at December 31, 2023. In comparison, at December 31, 2022, accounts receivable of $2,410,327 were outstanding, net of $281,762 allowance for doubtful accounts.

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $635,098 and $939,496 were reported at December 31, 2023 and 2022, respectively. A primary impetus for the need of a sales allowance and a reduction in accounts receivable during the year ended December 31, 2023 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived cannabinoid products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

At December 31, 2023, we had inventory of $10,174,667; in comparison, at December 31, 2022, we had inventory of $6,023,967.

Total current assets at December 31, 2023 of $21,668,980 were adequate for us to fund current operations.

At December 31, 2022, we had total current assets of $13,853,949, which primarily consisted of cash on hand of $3,530,623, prepaid expenses of $1,668,961, inventory of $6,023,967, and net accounts receivable of $2,410,327.

At December 31, 2023, our other assets primarily included goodwill of $23,092,794, which was comprised of $22,292,767 of goodwill from the acquisition of Lifted on February 24, 2020, and $800,027 of goodwill from the purchase of nearly all of the assets of its hemp flower products supplier Oculus CRS, LLC in April 2023. At December 31, 2022, we reported goodwill of $22,292,767 related to the acquisition of Lifted on February 24, 2020.

Also, at both December 31, 2023 and December 31, 2022, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200.

In addition, at December 31, 2023, our other assets also included restricted cash of $1,000,000. We are required by our Business Loan Agreement with Surety Bank to maintain a minimum depository balance with Surety Bank for the duration of our Business Loan, of $1,000,000. The Business Loan matures on December 14, 2028. At December 31, 2022, none of our cash was restricted.

At December 31, 2023, we also reported a net operating lease right-of-use asset of $626,869, net fixed assets of $2,996,387, the non-current portion of settlement asset and receivables of $22,000, and security and state licensing deposits and bonds of $43,421.

In comparison, at December 31, 2022, we reported a net finance lease right-of-use asset of $1,274,400, a net operating lease right-of-use asset of $496,604, net fixed assets of $1,020,255, the non-current portion of the settlement asset at $185,024, and security and state licensing deposits of $25,600. Due to an extreme need for additional employee parking spots at the 5511 Building, the Company in the fourth quarter of 2022 built a parking lot at the 5511 Building for $193,216, which is accounted for as a capitalized fixed asset. The investment in this necessary parking lot had no impact on the $1,375,000 purchase price that Lifted had committed to pay for, and did pay for, the 5511 Building on December 14, 2023.

At December 31, 2023, current liabilities of $8,686,744 primarily consisted of accounts payable and accrued expenses of $6,172,655, Minimum Earnout Consideration of $1,000,000 to be paid pursuant to the Oculus Merger Agreement ($200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share), collab commissions and royalties payable of $572,838, the current portion of the notes payable to Surety Bank of $506,061, and deferred revenue of $235,891. In prior years, the Company’s payables have been greater than its cash on hand. Prior to the Company’s acquisition of Lifted, the Company had inconsistent income-generating ability and was therefore reliant on raising money from loans or stock sales.

In comparison, at December 31, 2022, current liabilities of $6,210,133 primarily consisted of accounts payable and accrued expenses of $4,049,897, finance lease liability of $1,357,524, and deferred revenue of $594,086. In prior years, the Company’s payables have been greater than its cash on hand.

The Company had an accumulated deficit of $2,096,780 and $4,238,735 as of December 31, 2023 and 2022, respectively.

Comparison of operations for the years ended December 31, 2023, December 31, 2022, and December 31, 2021

During the year ended December 31, 2023, the Company recognized net sales of $51,610,562. During the year ended December 31, 2022, the Company recognized net sales of $57,416,535. In comparison, during the year ended December 31, 2021, the Company recognized net sales of $31,656,932. Reasons for the decrease in net sales from 2022 to 2023 include, but are not limited to: greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids per unit at a lower price point; and other competing brands paying distributors and wholesalers to replace Lifted’s products on valuable shelf space.

Write-offs of Inventory

During the year ended December 31, 2023, $2,056,603 of obsolete and spoiled inventory was written off, primarily driven by the write-offs in the third and fourth quarters of 2023. Descriptions of the third and fourth quarter write-offs are included below:

During the quarter ended December 31, 2023, $1,285,248 of obsolete and spoiled inventory, which related primarily to $570,778 worth of raw goods packaging and vapes, and $497,811 of finished goods, such as amanita mushroom gummies, and slow-moving hemp-infused gummies manufactured by third-party suppliers prior to the commencement of Lifted’s in-house gummy manufacturing operations in Kenosha, Wisconsin.

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

In comparison, during the year ended December 31, 2022, $4,418,922 of obsolete and spoiled inventory was written off; this is compared to $338,799 of obsolete and spoiled inventory that was written off during the year ended December 31, 2021.

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

The payable forgiveness resulted in a net $485,496 improvement to the cost of goods sold and accrued liabilities sections of the Company’s consolidated statements of operations as of December 30, 2022. The $370,047 in credits had been booked as an asset as of December 30, 2022 and recognized as other income amortized quarterly at the rate of $46,256 per quarter beginning with the first quarter of 2023 and continuing for the next six consecutive quarters, with a final quarterly credit of $46,255 for the fourth quarter of 2024.

However, based on the analysis of credits applied to Venom bills in 2023, Lifted received $33,427 more credits than was expected/agreed to per the agreement ($185,024 per year for 2023 and 2024); as such, Lifted’s revised credit going into 2024 was $151,597, and this is amortized quarterly at the rate of $37,899 per quarter.

Disaggregation of Historical Revenue

Below are tables showing the approximate disaggregation of historical revenue:

	For the Years Ended
	December 31,
Location of Sale	2023		2022		2021
Inside of USA	$51,576,029	100%	$56,842,370	99%	$31,625,275	99.9%
Outside of USA	34,533	0.07%	574,165	1%	3,166	0.01%
Net Sales	$51,610,562	100%	$57,416,535	100%	$31,656,932	100%

	For the Years Ended
	December 31,
Type of Sale	2023		2022		2021
Net sales of raw goods to customers	$180,743	0%	$40,518	0%	$476,211	2%
Net sales of products to private label clients	$1,500,344	3%	$975,199	2%	$3,246,420	10%
Net sales of products to wholesalers	$10,730,095	21%	$7,503,530	13%	$4,586,306	15%
Net sales of products to distributors	$36,724,597	71%	$45,522,229	79%	$21,661,464	68%
Net sales of products to end consumers	$2,474,784	5%	$3,375,059	6%	$1,686,531	5%
Net Sales	$51,610,562	100%	$57,416,535	100%	$31,656,932	100%

	For the Years Ended
	December 31,
Hemp vs Non-Hemp Product Sales	2023		2022		2021
Net sales of hemp products	$48,064,790	93%	$55,694,039	97%	$31,340,363	99%
Net sales of non-hemp products	3,545,772	7%	1,722,496	3%	316,569	1%
Net Sales	$51,610,562	100%	$57,416,535	100%	$31,656,932	100%

	For the Years Ended
	December 31,
Product Type	2023		2022		2021
Vapes	$27,048,471	52%	$29,143,143	51%	$14,316,912	45%
Edibles	15,125,799	29%	15,810,094	28%	$7,421,833	23%
Flower	5,193,884	10%	4,865,629	8%	$1,824,049	6%
Cartridges	4,135,941	8%	7,471,666	13%	$6,047,096	19%
Other	106,467	0%	126,003	0%	$2,047,042	6%
Net Sales	$51,610,562	100%	$57,416,535	100%	$31,656,932	100%

Gross profit margin for the years ended December 31, 2023, 2022 and 2021 was 38%, 37% and 50%, respectively.

Deferred Contingent Stock

During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the year ended December 31, 2023, was $1,666,155 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the year ended December 31, 2023 from $3,825,162 to $2,159,007. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.23, respectively, for the year ended December 31, 2023. No stock compensation expense was recognized during the years ended December 31, 2022 and December 31, 2021.

Payroll Expenses

During the year ended December 31, 2023, the Company reported payroll expenses of $7,476,955. In comparison, during the year ended December 31, 2022, the Company reported payroll expenses of $6,423,584. Lifted’s Chief Strategy Officer (“CSO”), who was hired on July 1, 2021, has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitles the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The Company recognized bonus expense related to the bonus earned by the CSO of $526,535 in the fourth quarter of 2023, and at December 31, 2023 and 2022, the bonus payable to the CSO was $688,068 and $265,694, respectively. This bonus payable is consolidated into the Accounts Payable and Accrued Expenses line item in the Consolidated Balance Sheets.

In August 2022, with the assistance of a third party firm, Lifted applied for Employee Retention Tax Credits (“ERC”) for certain quarters of 2020 and 2021. In the fourth quarter of 2022, gross credits of $233,534 were recovered, and Lifted paid the third party firm a commission of $58,384. The $233,534 ERC is accounted for as a reduction in payroll expenses in the fourth quarter of 2022, and the commission of $58,384 was categorized as Professional Fees. As of December 31, 2022, the Company also accrued $49,042 for federal income taxes estimated to be payable after filing amended 2020 and 2021 federal income tax returns, as is required for receiving the ERC. In comparison, during the year ended December 31, 2021, the Company reported payroll expenses of $3,621,624.

Company-Wide Management Bonus Pool

During the year ended December 31, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from future company-wide management bonus pools on a dollar-for-dollar basis.

During the year ended December 31, 2022, the Company expensed and paid bonuses totaling $233,336 to certain members of the management team of Lifted; however, none of this $233,336 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $223,336 will be deducted from future company-wide management bonus pools on a dollar-for-dollar basis. During the year ended December 31, 2021, the Company expensed $1,559,334 related to the company-wide management bonus pool; this was paid in the first quarter of 2022.

Management Bonuses

During the year ended December 31, 2022, $500,000 in management bonuses were expensed. The Amended Compensation Agreement provides that an aggregate of $350,000 shall be paid by the Company to GJacobs and WJacobs on December 1, 2021 (the “December 1, 2021 Compensation”). Pursuant to the Omnibus Agreement, the December 1, 2021 Compensation was terminated, but provided that GJacobs and WJacobs have not resigned as officers of the Company on or before December 31, 2022, an aggregate of $500,000 in bonuses shall be paid by the Company to GJacobs and WJacobs. On February 14, 2022, pursuant to the Amended Omnibus Agreement, this $500,000 was recharacterized as a retention bonus and allocated among NWarrender, GJacobs and WJacobs wherein each received $166,666, respectively, on December 30, 2022. In comparison, during the year ended December 31, 2021, $650,000 in management bonuses were expensed.

Professional Fees

During the year ended December 31, 2023, the Company reported professional fees expense of $1,088,035. In comparison, during the years ended December 31, 2022 and 2021, the Company reported professional fees expense of $888,609, and $499,752, respectively.

Bank Charges and Merchant Fees

During the year ended December 31, 2023, the Company reported bank charges and merchant fees of $595,285, up from $477,718 during the year ended December 31, 2022, and $392,757 during the year ended December 31, 2021.

Advertising and Marketing Expenses

During the year ended December 31, 2023, the Company reported advertising and marketing expenses of $951,266, which primarily related to trade shows, marketing, and the cost of promotional items. During the years ended December 31, 2022 and 2021, the Company reported $662,494 and $337,044, respectively, of advertising and marketing expenses, which primarily related to trade shows, marketing displays, public relations and digital marketing.

Bad Debt Expense

Bad debt expense of $353,162 was recognized during the year ended December 31, 2023, compared to bad debt expense of $78,457 and $380,621 during the years ended December 31, 2022 and 2021, respectively.

Collaboration Commission and Royalty Expense

For the year ended December 31, 2023, the Company reported collaboration commission and royalty expense of $1,733,800 related to the Jeeter, Diamond and Cali Agreements. No commission and royalty expense related to the Jeeter, Diamond and Cali Agreements was recognized in 2022 or in 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense of $182,822 was recognized during the year ended December 31, 2023, compared to depreciation and amortization expense of $32,155 and $90,147 recognized during the years ended December 31, 2022 and 2021.

Other Operating Expenses

Other operating expenses increased to $2,541,263 during the year ended December 31, 2023, from $1,884,209 during the year ended December 31, 2022, from $629,012 during the year ended December 31, 2021. Other operating expenses include, for example, insurance expense, rent expense, repairs and maintenance, state license and filing fees, excise and sales tax expense, health and dental expenses, and warehouse and lab expenses below the Company’s capitalization threshold ($2,500), and other expenses.  The annual cost of certain insurance policies that the Company has in place are based on the Company’s revenue; as such, these policies are costly for the Company.

Other Income or Expenses

Total non-operating Other Income of $346,883 in 2023 consisted primarily of settlement income of $506,211, offset by interest expense of $110,517, and debt financing expenses of $60,548. Total Other Income of $181,255 in 2022 consisted primarily of settlement income of $478,617, offset by interest expense of $120,197 and loss on the disposal of fixed assets of $185,195. Total Other Expenses in 2021 of $613,539 primarily consisted of $388,727 in impairment of Lifted’s investment in SmplyLifted, $195,571 in loss from Lifted’s 50% membership interest in SmplyLifted, and interest expense of $142,427.

During the year ended December 31, 2023, the Company reported net income of $2,159,007. In comparison, the Company reported net income of $7,196,327 and $5,799,982, during the years ended December 31, 2022 and 2021.

Comparison of operations for the quarters ended December 31, 2023 and December 31, 2022

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
Net Sales	$13,519,947	$11,313,878
Cost of Goods Sold	9,522,468	7,182,230
Gross Profit	3,997,479	4,131,648
Operating Expenses:
Payroll Expenses	2,113,322	1,275,300
Company-Wide Management Bonus Pool	-	233,336
Management Bonuses	-	500,000
Professional Fees	217,993	424,800
Bank Charges and Merchant Fees	169,324	105,367
Advertising and Marketing	288,085	111,881
Bad Debt Expense	214,597	153,565
Depreciation and Amortization	51,368	14,953
Collab Commission and Royalty Expense	887,086	-
Other Operating Expenses	572,844	595,723
Total Operating Expenses	4,514,619	3,414,925
Income/(Loss) From Operations	(517,140)	716,724
Other Income/(Expenses)
Interest Expense	(37,980)	(24,358)
Debt Financing Expenses	(548)	-
Dividend Income	1,193	-
Penalties	(24,885)	(1,915)
Settlement Income	506,211	370,047
Loss on Disposal of Fixed Assets	-	(176,952)
Interest Income	16,933	7,971
Total Other Income	460,924	174,793
Income/(Loss) Before Provision for Income Taxes	(56,216)	891,517
Provision for Income Taxes	79,856	(282,928)
Net Income Attributable to LFTD Partners Inc. common stockholders	$23,640	$608,589

Earnings Per Common Share Attributable to LFTD Partners Inc. common shareholders:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04

Weighted average number of common shares outstanding
Basic	14,805,678	14,102,578
Diluted	16,689,876	15,884,776

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

Impact of COVID-19

The COVID-19 pandemic resulted in significant economic disruption to global travel and supply chains, and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution and future impact of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 and its variants have significantly disrupted business activity globally and there is uncertainty as to if and when these disruptions will fully subside or re-emerge.

Although our total revenues for the years ended December 31, 2023 and 2022 were not materially impacted by COVID-19, it is possible that our revenues may be negatively impacted in future periods by COVID-19 and its variants, or by other potential pandemics. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

Effects of the COVID-19 pandemic or other potential pandemics that may negatively impact our business in future periods include, but are not limited to: inflation; higher interest rates; disruption of the banking system; disruptions of Lifted’s workforce; limitations on the ability of our customers to conduct their business, purchase our products, and make timely payments; curtailed consumer spending; deferred purchasing decisions; supply chain problems and delays, and changes in demand from retail customers. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition caused by pandemics.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2023.

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

During December 2023, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2023 was not effective. Management identified the following material weaknesses as of December 31, 2023:

(1)

There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

Management is continually working to improve the effectiveness of our internal control over financial reporting.  Our actions have included the following to improve controls over our financial statement preparation and reporting process:

(1)

We have enhanced certain resources available within our accounting team. We hired a Chief Financial Officer of Lifted Made who is specifically responsible for overseeing the financial reporting processes of Lifted Made. We have also engaged a licensed, external certified public accountant who advises and assists us with various aspects of the financial reporting process, including at our direction, objectively reviewing work product significant to the closing of our financial statements.

(2)

We have enhanced the use of specialist involvement in complex, non-routine, and technical areas of accounting, valuation, new accounting standards adoption, and tax matters. These specialists include the licensed, external certified public accountant referred to above, a global public accounting and tax firm, and a valuation firm.

(3)

We are in the process of implementing tools to manage the structure of our financial closing processes. These tools include: (a) formalizing checklists designed to ensure accounting requirements and account reconciliations are completed and (b) formalizing required work instructions for completing and objectively reviewing financial closing work product, account reconciliations and analyses, which includes documenting preparer and reviewer responsibilities and signoffs.

(4)

We are archiving, in an access-restricted retention domain, documentation critical to supporting our financial reporting, including financial closing work product, account reconciliations and analyses, supporting documents and agreements, accounting technical memoranda, and other documentation supporting complex, non-routine accounting and valuation matters. We make this documentation transparent to our registered public accounting firm and other advisers.

(5)

From time to time, we have engaged a third-party consulting firm with expertise in corporate governance, internal controls, risk management, and assurance. This firm has been engaged to assist management with remediating internal control deficiencies and designing and implementing controls over our financial processes and reporting.

(6)

Providing copies of our bank statements to our lead independent director, Vincent J. Mesolella. Our Chief Financial Officer, WJacobs, emails or mails copies of our bank statements to Mr. Mesolella monthly and engages with Mr. Mesolella, as needed, to address any questions or concerns.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. The Company is actively engaged in a comprehensive effort to remediate its material weaknesses in our internal control over financial reporting, but additional work is required, and no guarantee or assurance can be given as to when such work will be completed.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Notwithstanding the existence of the material weaknesses as described above, we believe that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 8, 2024:

Name	Age	Position
Gerard M. Jacobs, JD	68	Chairman of the Board, Chief Executive Officer and Secretary
Nicholas S. Warrender	34	Vice Chairman of the Board and Chief Operating Officer
Vincent J. Mesolella	74	Lead Outside Director
Joshua A. Bloom, MD	68	Director
James S. Jacobs, MD	70	Director
William C. “Jake” Jacobs, CPA	35	President, Chief Financial Officer and Treasurer
Richard E. Morrissy	69	Director
Kevin J. Rocio	60	Director
Robert T. Warrender II	71	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified.

Gerard M. Jacobs, J.D., age 68, is Chairman of our Board of Directors, Chief Executive Officer and Secretary of the Company. Mr. Jacobs has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its Chief Executive Officer and member of its board of directors until 2006. Under Mr. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, a NASDAQ company, and served as its Chief Executive Officer and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. Mr. Jacobs has also served as the lead outside director for America’s Car-Mart, Inc. (NASDAQ: CRMT) and Patient Home Monitoring Corp. (Toronto: PHM). We believe that Mr. Jacobs’ experience serving as the Chief Executive Officer of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Corporation.

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

Nicholas S. Warrender, age 34, is Vice Chairman of our Board of Directors and Chief Operating Officer of the Company. Nicholas S. Warrender founded Lifted Made in 2015 and has served as CEO since. Nicholas S. Warrender is an expert in brand design and development and has a degree in Communications with a focus on Business and Cinematography from Carthage College. Previously, Nicholas S. Warrender was a recruited high school basketball player and successful rapper, performing music shows at prestigious clubs, such as the Viper Room. Nicholas S. Warrender’s father, Robert T. Warrender II, is also a member of our board of directors and an employee of Lifted.

Vincent J. Mesolella, age 74, has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and Chief Executive Officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

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

James S. Jacobs, M.D., age 70, has been a member of our board of directors since July 2007. He is a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. We believe that Dr. Jacobs’ experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation.

Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976.

William C. “Jake” Jacobs, CPA, age 35, is President, Chief Financial Officer and Treasurer of the Company. Effective as of February 27, 2019, the Board appointed Mr. Jacobs, the son of our Company’s Chief Executive Officer Gerard M. Jacobs, to serve as the President, Chief Financial Officer and Treasurer of the Company. Prior to becoming President, Chief Financial Officer and Treasurer of the Company, Mr. Jacobs served as an independent contractor for the Company for the past several years. Previously, Mr. Jacobs worked in the Assurance Division of Ernst & Young (doing business as EY), auditing both publicly traded and privately held companies. Mr. Jacobs graduated from the University of Southern California, with a double major in Accounting and Business Administration with a concentration in Finance. In 2015, Mr. Jacobs won a Gold Medal at the United States of America Snowboard and Freeski Association (USASA) National Championships in the Boardercross Snowboard Senior (23-29) Men’s division.

Richard E. Morrissy, age 69, has been a member of our board of directors since July 2007. From August 2016 through September 2023, Mr. Morrissy worked at the UIC Department of Medicine’s Section of Infectious Disease in a research clinic called Project WISH as Clinical Coordinator in Regulatory Affairs. Previously, Mr. Morrissy was the Senior Research Specialist at the Department of Surgery – CS within the UIC College of Medicine. Mr. Morrissy was a project coordinator for the School of Pharmacy. His duties included serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He also designed and led focus groups, designed and critiqued research surveys, and edited manuscripts and scientific journals. We believe that Mr. Morrissy’s experience serving as a director of the Corporation since 2007, his intelligence and educational background, and his familiarity with the medical research field which has in the past and is currently providing candidates for potential acquisitions by the Corporation, qualifies him to serve as a director of the Corporation. He received a B.A. in History from Western Illinois University in 1976.

Kevin J. Rocio, age 60, has been a member of our board of directors since February 2020. Mr. Rocio is a seasoned award-winning real estate professional, including commercial, residential, finance and development. Mr. Rocio is a graduate of Elmhurst College and an immediate past board member of the Albany Park Community Center. In 2014, Mr. Rocio was accepted into the CCIM (Certified Commercial Investment Member) Institute, a recognized group of experts in the commercial and investment real estate industry. Most recent accolades received by Mr. Rocio include: the Chicago Defenders “Men of Excellence Award”, the Chicago Association of REALTORS Commercial Award, and the National Association of Realtors “National Commercial Award.” We believe that Mr. Rocio’s experience as a business owner qualifies him to serve as a director of the Corporation.

Robert T. Warrender II, age 71, has been a member of our board of directors since September 2020. Since January 2022, Mr. Warrender has also been an employee of Lifted. Mr. Warrender is the owner and founder of American Process Equipment, Inc. in Zion, IL. In 1993, Mr. Warrender founded American Process Equipment, Inc., which specializes in specialty pumps and related systems. Mr. Warrender has authored industry publications and technical papers for the pump industry and has served as a consultant to companies in related industries. Mr. Warrender attended the University of Wisconsin-Parkside. Mr. Warrender coached junior high school basketball for 20 years. Mr. Warrender is the father of Nicholas S. Warrender who currently serves as the Company’s Vice Chairman of the Board and Chief Operating Officer, and as the CEO of Lifted. We believe that Mr. Warrender’s experience as a business owner qualifies him to serve as a director of the Corporation.

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

Robert T. Warrender III is Nicholas S. Warrender’s brother, and Director Mr. Robert T. Warrender II’s son. From January 9, 2023 until July 1, 2023, Mr. Warrender worked for Lifted as an employee in sales; previously, Mr. Warrender operated as an independent contractor of Lifted.

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

Board Meetings

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. During the year ended December 31, 2023, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executives

Historically, the Company’s CEO GJacobs ran the Company’s operations on a part-time basis, did not receive cash compensation, and was compensated with equity. WJacobs was an independent contractor of the Company from May 2014 until February 4, 2019, when he was promoted to President, CFO and Treasurer of the Company.

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

Increase of Base Salaries of Executives GJacobs, WJacobs and NWarrender on January 1, 2022

Pursuant to the Omnibus Agreement, commencing January 1, 2022, the Base Salary under each of the Executive Employment Agreements to be paid to GJacobs, WJacobs and NWarrender shall be increased from $100,000 to $250,000 per year.

Increase of Base Salary of Executive NWarrender on January 1, 2023

On January 10, 2023, the Compensation Committee of the Board of Directors of the Company voted to increase the base salary of NWarrender to $500,000 per year from $250,000. NWarrender’s new salary commenced retroactively as of January 1, 2023. The reason for the salary increase is due to NWarrender’s increased responsibility and performance.

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

Compensation of Executives

Name	Year	Salary ($)		Bonuses($)		Stock awards($)	Deferred Contingent Stock ($)		Warrant Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, Chairman and CEO (1)	2023	$250,000	(A)											$250,000
	2022	$247,115	(B)	$761,355	(C)									$1,008,470

William C. "Jake" Jacobs, CPA,	2023	$250,000	(D)				$586,500	(E)						$836,500
President and CFO (2)	2022	$247,116	(F)	$823,074	(G)									$1,070,190

Nicholas S. Warrender, Vice Chairman and COO (3)	2023	$500,000	(H)											$500,000
	2022	$247,115	(I)	$846,667	(J)									$1,093,782

Notes

(A)	In 2023, GJacobs was paid a gross salary of $250,000.
(B)	In 2022, GJacobs was paid a gross salary of $247,115.
(C)

In 2022, GJacobs was paid bonuses totaling $761,355. This consisted of $143,713 of the Modified 2021 Bonus Pool, Deferred Compensation of $450,975 pursuant to the Omnibus Agreement, and $166,667 stemming from the Amended Omnibus Agreement.

(D)	In 2023, WJacobs was paid a gross salary of $250,000.
(E)

Pursuant to the terms of the Lifted Merger, a total of 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) payable after the third anniversary of the Lifted Merger to certain employees of Lifted and the Company who have been specified by NWarrender in his discretion (the “Deferred Contingent Stock Recipients”), subject to certain conditions and requirements. In 2023, WJacobs was a Deferred Contingent Stock Recipient, and his Deferred Contingent Stock had a taxable value of $586,500.

(F)	In 2022, WJacobs was paid a gross salary of $247,116.
(G)

In 2022, WJacobs was paid bonuses totaling $823,074. This consisted of $152,341 of the Modified 2021 Bonus Pool, Deferred Compensation of $504,066 pursuant to the Omnibus Agreement, and $166,667 stemming from the Amended Omnibus Agreement.

(H)	In 2023, NWarrender was paid a gross salary of $500,000.
(I)	In 2022, NWarrender was paid a gross salary of $247,115.
(J)	In 2022, NWarrender was paid bonuses totaling $846,667. This consisted of $680,000 of the Modified 2021 Bonus Pool, and $166,667 stemming from the Amended Omnibus Agreement.

Compensation of Directors

Name	Year	Director Fees		Salary ($)		Bonuses ($)		Stock awards ($)	Deferred Contingent Stock ($)	Warrant Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, Chairman and CEO	2023	$-		$250,000	(A)										$250,000
	2022			$247,115	(A)	$761,355	(A)								$1,008,470

Nicholas S. Warrender, Vice Chairman and COO	2023	$-		$500,000	(B)										$500,000
	2022	$-		$247,115	(B)	$846,667	(B)								$1,093,782

Vincent J. Mesolella, Lead Outside Director	2023	$16,000	(C)												$16,000
	2022	$16,000	(C)	$-		$40,000	(D)								$56,000

Joshua A. Bloom, MD, Director	2023	$16,000	(E)												$16,000
	2022	$16,000	(E)	$-		$20,000	(F)								$36,000

James S. Jacobs, MD, Director	2023	$16,000	(G)												$16,000
	2022	$16,000	(G)	$-		$-									$16,000

Richard E. Morrissy, Director	2023	$16,000	(H)												$16,000
	2022	$16,000	(H)	$-		$-									$16,000

Kevin J. Rocio, Director	2023	$16,000	(I)												$16,000
	2022	$16,000	(I)	$-		$-									$16,000

Robert T. Warrender II, Director	2023	$-		$60,000	(J)										$60,000
	2022	$-		$55,385	(K)	$-									$55,385

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

(C)	During each quarter of 2023 and 2022, Mr. Mesolella was paid a $4,000 director fee.
(D)	During the quarter ended March 31, 2022, Mr. Mesolella was paid $40,000 of the Modified 2021 Bonus Pool Amount.
(E)	During each quarter of 2023 and 2022, Dr. Bloom was paid a $4,000 director fee.
(F)	During the quarter ended March 31, 2022, Dr. Bloom was paid $20,000 of the Modified 2021 Bonus Pool Amount. During each quarter of 2022, Dr. Bloom received his $4,000 quarterly director fee.
(G)	During each quarter of 2023 and 2022, Dr. Jacobs was paid a $4,000 director fee.
(H)	During each quarter of 2023 and 2022, Mr. Morrissy was paid a $4,000 director fee.
(I)	During each quarter of 2023 and 2022, Mr. Rocio was paid a $4,000 director fee.
(J)

During the year ended December 31, 2023, Mr. Warrender was paid a gross salary of $60,000. Note: this compensation is not considered compensation for serving as a member of the board of directors of the Company.

(K)

During the year ended December 31, 2022, Mr. Warrender was paid a gross salary of $55,385. Note: this compensation is not considered compensation for serving as a member of the board of directors of the Company.

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

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, warrants, stock that has not yet vested and equity incentive plan awards for GJacobs, WJacobs, and NWarrender outstanding as of December 31, 2023.

Outstanding Equity Awards At Fiscal Year End December 31, 2023
(see "Description of Columns (a) Through (j):", below)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerard M. Jacobs, Chairman and CEO
November 2010 Grants	471,698			$2.00	12/31/2024
November 2010 Grants	605,000			$2.00	12/31/2024
6/19/2019 Compensation Agreement	250,000			$5.00	2/24/2025
Warrants Issued in Connection with Acquisition of Lifted	200,000			$5.00	2/24/2025

William C. Jacobs, President and CFO
6/19/2019 Compensation Agreement	225,000			$5.00	2/24/2025
Warrants Issued in Connection with Acquisition of Lifted	225,000			$5.00	2/24/2025

Nicholas S. Warrender, Vice Chairman and COO
Warrants Issued in Connection with Acquisition of Lifted	200,000			$5.00	2/24/2025

Description of Columns (a) Through (j):

(a)	The name of the executive officer;
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its common stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group. Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of December 31, 2023, the Company has 14,805,678 shares of common stock issued and outstanding, and 19,009,876 shares outstanding on a fully diluted basis.

Common shares of stock outstanding as of December 31, 2023	14,805,678
Fully Diluted Shares Outstanding as of December 31, 2023	19,009,876
Name	Number of Series A Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Series B Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage out of the Common Shares of Stock Outstanding as of December 31, 2023	Options/ Warrants Owned	Overall Voting Power	Overall Voting Power (%) out of Fully Diluted Shares as of December 31, 2023
(1) Nicholas S. Warrender	-	-	-	-	3,900,455	26.34%	200,000	4,100,455	21.57%
(2) Gerard M. Jacobs	-	-	-	-	1,063,448	7.18%	1,526,698	2,590,146	13.63%
(3) ZIE Partners LLC	-	-	-	-	2,500,000	16.89%	-	2,500,000	13.15%
(4) William C. "Jake" Jacobs, CPA	-	-	-	-	400,000	2.70%	450,000	850,000	4.47%
(5) Vincent J. Mesolella	-	-	-	-	537,862	3.63%	100,000	637,862	3.36%
(6) Roberti Jacobs Family Trust	-	-	-	-	181,623	1.23%	-	181,623	0.96%
(7) James S. Jacobs, M.D.	-	-	-	-	79,500	0.54%	75,000	154,500	0.81%
(8) Joshua A. Bloom, M.D.	-	-	-	-	55,000	0.37%	75,000	130,000	0.68%
(9) Richard E. Morrissy	-	-	-	-	30,000	0.20%	75,000	105,000	0.55%
(10) Robert T.Warrender II	-	-	-	-	5,700	0.04%	100,000	105,700	0.56%
(11) Miss Mimi Corporation	-	-	-	-	100,000	0.68%	-	100,000	0.53%
(12) Kevin J. Rocio	-	-	-	-	-	0.00%	50,000	50,000	0.26%
Total of All Officers, Directors, and Affiliates as a group	-	-	-	-	8,853,588	59.80%	2,651,698	11,505,286	60.52%
Total of All Officers and Directors as a group	-	-	-	-	6,071,965	41.01%	2,651,698	8,723,663	45.89%

(1)

Mr. Nicholas S. Warrender serves as Vice Chairman and Chief Operating Officer, and he owns 3,900,455 shares of LFTD Partners’ common stock. The address for Nicholas S. Warrender is 5511 95th Avenue, Kenosha, WI 53144. Mr. Warrender also owns a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(2)

The address for Mr. Gerard M. Jacobs is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Jacobs has voting control over the following: (a) 781,625 shares of unregistered common stock; (b) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Jacobs has voting control via a shareholders agreement; (c) 100,000 shares of common stock owned by his affiliate Miss Mimi Corporation; (d) 200 shares of common stock owned by his wife; and (e) 1,076,698 options at $2.00 per share. Also, simultaneously with the execution of an employment agreement, LFTD Partners issued to Mr. Jacobs or his designee(s) five-year warrants giving Gerard M. Jacobs or his designee(s) the right to purchase 250,000 shares of common stock of LFTD Partners exercisable at $5.00 per share, vesting upon the closing of LFTD Partners’ acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. Mr. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(3)

Mr. Christian Zann is the Manager of ZIE Partners LLC. The address for ZIE Partners LLC is 14155 Pine Island Drive, Jacksonville, FL 32224. ZIE Partners LLC owns 2,500,000 shares of LFTD Partners' common stock.

(4)

The address of Mr. William C. “Jake” Jacobs, is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Jacobs owns 400,000 shares of common stock of the Company. Also, simultaneously with the execution of an employment agreement, LFTD Partners issued to Mr. Jacobs or his designee(s) five-year warrants giving William C. Jacobs or his designee(s) the right to purchase 225,000 shares of common stock of LFTD Partners exercisable at $5.00 per share, vesting upon the closing of LFTD Partners’ acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. Mr. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 225,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(5)

The address for Mr. Vincent J. Mesolella is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Mesolella has voting control over 537,862 shares of the Company’s common stock. Mr. Mesolella was one of the specified Warrant Recipients, and received a five year warrant to purchase 100,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(6)

The address for the Roberti Jacobs Family Trust is 14155 Pine Island Drive, Jacksonville, FL 32224. The Roberti Jacobs Family Trust irrevocably conveyed all of its voting power to Mr. Gerard M. Jacobs pursuant to the 2007 shareholder agreement described above. Mr. Gerard M. Jacobs is one of the grantors of the trust corpus, Mr. William C. “Jake” Jacobs currently is the trustee, and Mr. Gerard M. Jacobs’ children are the beneficiaries. The trust is irrevocable. The Trust owns 181,623 shares of the Company’s common stock.

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

None.

Option Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes transactions since January 1, 2021 to which we have been a party and, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officer, or beneficial holders of more than 5% of our voting securities, or their affiliates or immediate family members, had or will have a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in “Compensation of Executives” and “Compensation of Directors” under Item 11. Executive Compensation.

Purchase of the Building Located at 5511 95th Avenue, Kenosha, Wisconsin 53144

On December 14, 2023, LIFD and Lifted jointly borrowed a total of $3,910,000 from Surety Bank, DeLand, Florida, and Lifted Made closed on the purchase of its main operations building, located at 5511 95th Avenue, Kenosha, Wisconsin 53144 (the “5511 Building”), for $1,375,000 (the “5511 Purchase Price”). The 5511 Building is comprised of office, laboratory and warehouse space.

Prior to LIFD and Lifted’s purchase of the 5511 Building, on December 18, 2020, Lifted as tenant had entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Holdings” or “Landlord”) for the 5511 Building. The lease commencement date was January 1, 2021, and lease termination date is January 1, 2026.

The Landlord was an entity directly or indirectly owned by NWarrender, the Company’s COO and the CEO of Lifted and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender was able to benefit through his entity, Holdings, by receiving rent and by eventually selling the 5511 Building to Lifted.

The purpose of the Lease was to replace Lifted’s current 3,300 square foot leased manufacturing facility and warehouse located in Zion, Illinois, as well as the space that Lifted has been temporarily using located adjacent to that rented space. Lifted built out the newly-leased space in Kenosha, including a clean room, and moved into that space during the first quarter of 2021. Lifted also expanded the parking lot of the 5511 Building because there was not enough parking space. Neither of these building improvements had an impact on the 5511 Purchase Price that Lifted had committed to pay for, and did pay for, the 5511 Building on December 14, 2023.

Under the terms of the “triple-net” Lease, starting on January 1, 2021, Lifted had leased approximately 11,238 square feet at the Premises at $6.13 per square foot per year in base rent ($68,888.94 in 2021), which was subject to a 2% increase in base rent each year, plus certain operating expenses and taxes.

Rent Schedule

Date	Base Monthly Rent
January 1, 2021 – December 31, 2021	$5,740.75
January 1, 2022 – December 31, 2022	$5,855.57
January 1, 2023 – December 31, 2023	$5,972.68
January 1, 2024 – December 31, 2024	$6,092.13
January 1, 2025 – December 31, 2025	$6,213.97

On December 30, 2021, LIFD, NWarrender, Holdings, GJacobs, and WJacobs entered into an agreement effective as of December 30, 2021 (“Omnibus Agreement”) that, among other things described in the section “Omnibus Agreement and Amended Omnibus Agreement” in ITEM 11. EXECUTIVE COMPENSATION, required Lifted to purchase the 5511 Building from Holdings on or before December 31, 2022, for a fixed purchase price equal to $1,375,000. Pursuant to the terms of the Acceleration Agreement, the purchase date of the Premises was delayed until on or before December 31, 2023. Lifted purchased the 5511 Building from Holdings on December 14, 2023.

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

Indemnification of Officers and Directors

Our bylaws specifically limit the liability of our officers and directors to the fullest extent permitted by law. As a result, aggrieved parties may have a more limited right to action than they would have had if such provisions were not present. The bylaws also provide for indemnification of our officers and directors for any losses or liabilities they may incur as a result of the manner in which they operated our business or conducted internal affairs, provided that in connection with these activities they acted in good faith and in a manner which they reasonably believed to be in, or not opposed to, our best interest. In the ordinary course of business, we also may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, independent contractors and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. We may also agree to indemnify former officers, directors, employees and independent contractors of acquired companies in connection with the acquisition of such companies.

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

Our management has reviewed the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exceptions of Gerard M. Jacobs, Dr. James S. Jacobs, Nicholas S. Warrender, and Robert T. Warrender II, is an “independent director”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 16, 2018, the Company engaged Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm.

Mr. Vincent J. Mesolella, the Company’s Audit Committee Chairman, and GJacobs sign an engagement letter with Fruci before Fruci performs any audit or review services for the Company. Fruci was approved to provide audit and review services for the Company for the years ended December 31, 2023 and 2022.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

For the year ended December 31, 2023:	For the year ended December 31, 2022:
Audit Fees: $185,922	Audit Fees: $108,873
Audit-Related Fees: $0	Audit-Related Fees: $0
Tax Fees: $0	Tax Fees: $0
All Other Fees: $0	All Other Fees: $0

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing, Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky
10.80	Credit Agreement
10.81	Promissory Note ($3,000,000 Loan)
10.82	Security Agreement
10.83	Collateral Assignment Agreement
10.84	Pledge Agreement
10.85	Business Loan Agreement
10.86	Promissory Note ($910,000 Loan)
10.87	Mortgage
10.88	Assignment of Rents, Leases, and Security Deposits
10.89	Lease of 789 Tech Center Drive, Unit C, Durango, Colorado 81301
10.90	Second Amendment to Lease of 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144
10.91	Jeeter Termination Agreement

This Form 10-K	March 29, 2024
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

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Gerard M. Jacobs
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by William C. Jacobs
99.1	Press Release dated April 1, 2024
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.SCH	XBRL Taxonomy Extension Schema*

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

Date: March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
Principal Executive Officer
Date: March 29, 2024

By:	/s/ William C. “Jake” Jacobs, CPA
William C. “Jake” Jacobs, CPA, President, Chief Financial Officer and Treasurer
Principal Financial Officer
Date: March 29, 2024

/s/ Nicholas S. Warrender
Nicholas S. Warrender
Chief Operating Officer and Director
Date: March 29, 2024

/s/ Vincent J. Mesolella
Vincent J. Mesolella
Director
Date: March 29, 2024

/s/ Joshua A. Bloom, M.D.
Joshua A. Bloom, M.D.
Director
Date: March 29, 2024

/s/ James S. Jacobs, M.D.
James S. Jacobs, M.D.
Director
Date: March 29, 2024

/s/ Richard E. Morrissy
Richard E. Morrissy
Director
Date: March 29, 2024

/s/ Kevin J. Rocio
Kevin J. Rocio
Director
Date: March 29, 2024

/s/ Robert T. Warrender II
Robert T. Warrender II
Director
Date: March 29, 2024

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LFTD Partners Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LFTD Partners Inc. and Subsidiary (“the Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and is subject to unique regulatory risks and uncertainties. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition Principal vs. Agent – Refer to Note 1 to the financial statements.

Description of the Critical Audit Matter

The Company engages and has entered into numerous collaborative arrangements. Within these arrangements, there arises a critical audit matter surrounding the determination of whether the Company acts as an agent or principal in these transactions. This distinction significantly impacts revenue recognition and financial statement disclosures.

Factors influencing this determination include control over the goods or services, responsibility for fulfillment, and rights to the revenue generated. Given the complexity and significance of these collaborative arrangements and their impact on revenue recognition, the evaluation of whether the Company is acting as an agent or principal requires a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to agent vs. principal considerations encompassed thorough examination and assessment of the following:

•	Reviewed the Company's assessment of principal versus agent considerations as it pertains to collaboration agreements, agreeing contract provisions to the underlying agreements themselves, and independently assessing that the Company’s conclusion that it maintains control sufficient to present revenue on a gross basis appears appropriate.

•	Performed analytical procedures of revenue and cash receipt activities both throughout the year and surrounding year end to determine any unusual fluctuations that required further inquiry or testing.

•	Testing of a sample of revenue transactions during year, including transactions near year end, to determine the product has been shipped and recorded in the appropriate period, ensuring that sample included sales of product governed by collaboration agreements.

We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements, considering any adjustments necessary based on the determination of agent vs. principal relationships.

Fruci & Associates II, PLLC - PCAOB ID #05525

We have served as the Company’s auditor since 2018.

Spokane, Washington

March 29, 2024

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)
	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$4,357,539	$3,530,623
Prepaid Expenses	2,509,961	1,668,961
Accounts Receivable, net of allowance of $375,417 in 2023 and $281,762 in 2022	3,586,176	2,410,327
Inventory	10,174,667	6,023,967
Income Tax Receivable	659,376	-
Current Portion of Settlement Asset and Receivables	378,597	185,024
Other Current Assets	2,664	35,047
Total Current Assets	21,668,980	13,853,949
Restricted Cash	1,000,000	-
Goodwill	23,092,794	22,292,767
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	-	87,422
Fixed Assets, less accumulated depreciation of $593,531 in 2023 and $209,143 in 2022	2,996,387	1,020,255
Security and State Licensing Deposits and Bonds	43,421	25,600
Finance Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $206,008 in 2022	-	1,274,400
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $266,837 in 2023 and $100,892 in 2022	626,869	496,604
Non-Current Portion of Settlement Asset and Receivables	22,000	185,024
Total Assets	$51,346,651	$41,132,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Finance Lease Liability	$-	$1,357,524
Operating Lease Liability	169,437	117,719
Deferred Revenue	235,891	594,086
Minimum Earnout Consideration to be paid pursuant to the Oculus Merger Agreement ($200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share)	1,000,000	-
Income Tax Payable	-	77,641
Collab Commissions and Royalties Payable	572,838	-
Accounts Payable and Accrued Expenses	6,172,655	4,049,897
Accounts Payable - Related Party	3,938	2,229
Preferred Stock Dividends Payable	7,124	11,036
Notes Payable to Surety Bank	506,061	-
Interest Payable to Surety Bank	18,800	-
Total Current Liabilities	$8,686,744	$6,210,133
Non-Current Liabilities
Operating Lease Liability	463,623	384,417
Net Deferred Tax Liability	29,482	-
Notes Payable to Surety Bank	3,348,790	-
Total Non-Current Liabilities	$3,841,896	$384,417
Total Liabilities	$12,528,640	$6,594,549
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	5
2,500 shares issued and outstanding at December 31, 2023
4,500 shares issued and outstanding at December 31, 2022
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at December 31, 2023
40,000 shares issued and outstanding at December 31, 2022
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,806	14,103
14,805,678 shares issued and outstanding at December 31, 2023
14,102,578 shares issued and outstanding at December 31, 2022
Additional Paid-in Capital	40,429,213	38,762,260
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at December 31, 2023; no shares of Deferred Contingent Stock issuable at December 31, 2022	470,730	-
Accumulated Deficit	(2,096,780)	(4,238,735)
Total Shareholders' Equity	38,818,011	34,537,671
Total Liabilities and Shareholders' Equity	$51,346,651	$41,132,221

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the Years Ended
	December 31,
	2023	2022	2021
Net Sales	$51,610,562	$57,416,535	$31,656,932
Cost of Goods Sold	31,906,278	36,423,246	15,715,759
Gross Profit	19,704,284	20,993,289	15,941,173
Operating Expenses:
Payroll Expenses	7,476,955	6,423,584	3,621,624
Deferred Contingent Stock Expense	2,138,175	-	-
Company-Wide Management Bonus Pool	233,332	233,336	1,559,334
Management Bonuses	-	500,000	650,000
Professional Fees	1,088,035	888,609	499,752
Bank Charges and Merchant Fees	595,285	477,718	392,757
Advertising and Marketing	951,266	662,494	337,044
Bad Debt Expense	353,162	78,457	380,621
Depreciation and Amortization	182,822	32,155	90,147
Collab Commission and Royalty Expense	1,733,800	-	-
Other Operating Expenses	2,541,263	1,884,209	629,012
Total Operating Expenses	17,294,095	11,180,562	8,160,290
Income From Operations	2,410,189	9,812,727	7,780,883
Other Income/(Expenses)
Loss From 50% membership interest in SmplyLifted LLC (FR3SH)	-	-	(195,571)
Impairment of Investment in SmplyLifted	-	-	(388,727)
Income from SmplyLifted for WCJ Labor	-	-	2,298
Loss on Lease Modification	-	-	(1,445)
Interest Expense	(110,517)	(120,197)	(142,427)
Debt Financing Expenses	(60,548)	-	-
Dividend Income	3,579	-	2,495
Warehouse Buildout Credits	-	-	1,200
Penalties	(36,472)	(8,106)	(8,046)
Gain on Forgiveness of Debt	-	5,026	151,668
Settlement Income	506,211	478,617	-
Loss on Disposal of Fixed Assets	-	(185,195)	(4,750)
Loss on Deposits	-	-	(31,600)
Interest Income	44,630	11,110	1,365
Total Other Income/(Expenses)	346,883	181,255	(613,539)
Income Before Provision for Income Taxes	2,757,072	9,993,982	7,167,344
Provision for Income Taxes	(598,065)	(2,797,655)	(1,367,362)
Net Income Attributable to LFTD Partners Inc. common stockholders	$2,159,007	$7,196,327	$5,799,982

Basic Net Income per Common Share	$0.15	$0.51	$0.50
Diluted Net Income per Common Share	$0.13	$0.45	$0.43

Weighted average number of common shares outstanding:
Basic	14,555,279	14,080,729	11,402,639
Diluted	16,439,477	15,862,927	13,359,837

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(AUDITED)

								Deferred
							Additional	Contingent		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Stock	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	Equity
Balance, December 31, 2020	166,150	$166	6,485,236	$6,485	36,000	$(34,200)	$38,787,444	$-	$(17,141,175)	$21,618,720
Series A Preferred Stock dividend payable									(24,855)	(24,855)
Series B Preferred Stock dividend payable									(3,316)	(3,316)
LIFD's January 8, 2021 purchase of 36,000 shares of common stock at $0.95 per share, for a total of $34,200, from an unrelated shareholder					36,000	$(34,200)				(34,200)
Conversions of Series A Convertible Preferred Stock to Common Stock	(32,900)	$(33)	3,290,000	3,290			(3,257)			-
Conversions of Series B Convertible Preferred Stock to Common Stock	(60,000)	$(60)	60,000	60						-
Net Income									618,359	618,359
Balance, March 31, 2021	73,250	$73	9,835,236	$9,835	72,000	$(68,400)	$38,784,187	$-	$(16,550,988)	$22,174,707
Series A Preferred Stock dividend payable									(33,521)	(33,521)
Series B Preferred Stock dividend payable									(1,496)	(1,496)
Issuance of common stock upon exercise of warrant and per Settlement Agreement			143,092	143			6,878			7,021
Conversions of Series A Convertible Preferred Stock to Common Stock	(27,500)	(28)	2,750,000	2,750			(2,723)			-
Net Income									1,596,154	1,596,154
Balance, June 30, 2021	45,750	$46	12,728,328	$12,728	72,000	$(68,400)	$38,788,342	$-	$(14,989,850)	$23,742,866
Series A Preferred Stock dividend payable									(2,829)	(2,829)
Series B Preferred Stock dividend payable									(1,533)	(1,533)
Cancellation of Common Stock held in treasury			(72,000)	(72)	(72,000)	$68,400	(68,328)			-
Issuance of Common Stock Upon Exercise of Warrants and Options			1,346,250	1,346			142,093			143,439
Net Income									2,236,179	2,236,179
Balance, September 30, 2021	45,750	$46	14,002,578	$14,002	-	$-	$38,862,107	$-	$(12,758,033)	$26,118,122
Series A Preferred Stock dividend payable									(4,349)	(4,349)
Series B Preferred Stock dividend payable									(1,512)	(1,512)
Issuance of Common Stock Upon Exercise of Warrant			25,000	26			226			252
Net Income									1,349,292	1,349,292
Balance, December 31, 2021	45,750	$46	14,027,578	$14,028	-	$-	$38,862,333	$-	$(11,414,602)	$27,461,804
Series A Preferred Stock dividend payable									(4,253)	(4,253)
Series B Preferred Stock dividend payable									(1,476)	(1,476)
Issuance of Common Stock Upon Exercise of Warrant			50,000	50			49,950			50,000
Repurchase and cancellation of Common Stock			(100,000)	(100)			(149,900)			(150,000)
Net Income									2,944,793	2,944,793
Balance, March 31, 2022	45,750	$46	13,977,578	$13,978	-	$-	$38,762,383	$-	$(8,475,539)	$30,300,868
Series A Preferred Stock dividend payable									(3,403)	(3,403)
Series B Preferred Stock dividend payable									(1,496)	(1,496)
Conversions of Series A Convertible Preferred Stock to Common Stock	(1,250)	(1)	125,000	125			(124)			-
Net Income									3,219,460	3,219,460
Balance, June 30, 2022	44,500	$45	14,102,578	14,103	-	$-	$38,762,260	$-	$(5,260,978)	$33,515,429
Series A Preferred Stock dividend payable									(3,402)	(3,402)
Series B Preferred Stock dividend payable									(1,512)	(1,512)
Net Income									423,486	423,486
Balance, September 30, 2022	44,500	$45	14,102,578	14,103	-	$-	$38,762,260	$-	$(4,842,407)	$33,934,000
Series A Preferred Stock dividend payable									(3,403)	$(3,403)
Series B Preferred Stock dividend payable									(1,515)	(1,515)
Net Income									608,589	608,589
Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	-	$-	$38,762,260	$-	$(4,238,735)	$34,537,671
Issuance of 410,000 of the total 645,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipients			410,000	410			$1,358,740	$779,025		2,138,175
Series A Preferred Stock dividend payable									(3,329)	(3,329)
Series B Preferred Stock dividend payable									(1,480)	(1,480)
Net Loss									(141,742)	(141,742)
Balance, March 31, 2023	44,500	$45	14,512,578	$14,513	-	$-	$40,121,000	$779,025	$(4,385,286)	$36,529,296
Series A Preferred Stock dividend payable									(3,366)	(3,366)
Series B Preferred Stock dividend payable									(1,497)	(1,497)
Issuance of 100 shares of common stock pursuant to the Oculus Merger Agreement			100	0.10			208.90			209
Net Income									1,659,461	1,659,461
Balance, June 30, 2023	44,500	$45	14,512,678	$14,513	-	$-	$40,121,209	$779,025	$(2,730,688)	$38,184,103
Series A Preferred Stock dividend payable									(2,466)	(2,466)
Series B Preferred Stock dividend payable									(1,512)	(1,512)
Conversion of 2,000 shares of Series A Preferred Stock held by a non-affiliate into 200,000 shares of common stock, on August 4, 2023	(2,000)	(2)	200,000	200			(198)			-
Issuance of 93,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipient			93,000	93			308,202	(308,295)		-
Net Income									617,648	617,648
Balance, September 30, 2023	42,500	$43	14,805,678	$14,806	-	$-	$40,429,213	$470,730	$(2,117,018)	$38,797,773
Series A Preferred Stock dividend payable									(1,890)	(1,890)
Series B Preferred Stock dividend payable									(1,512)	(1,512)
Net Income									23,640	23,640
Balance, December 31, 2023	42,500	$43	14,805,678	$14,806	-	$-	$40,429,213	$470,730	$(2,096,780)	$38,818,011

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the Years Ended
	December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net Income	$2,159,007	$7,196,327	$5,799,982
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Lifted Made's Portion of SmplyLifted's Net Loss	-	-	195,571
Impairment of Investment in SmplyLifted	-	-	388,726
Deferred Contingent Stock Compensation Expense	2,138,175	-	-
Bad Debt Expense	353,162	78,457	380,621
Depreciation and Amortization	425,614	191,541	90,146
Settlement Income	(506,211)	(478,617)	-
Debt Financing Expenses	60,548	-	-
Gain on Forgiveness of Debt	-	(5,026)	(151,668)
Loss on Disposal of Fixed Assets	-	185,195	4,750
Loss on Deposits	-	-	31,600
Spoiled and Written Off Inventory	2,056,603	4,418,922	338,799
Sales Allowances	(316,382)	939,496	-
Deferred Income Taxes	116,904	244,129	(331,551)
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(1,152,101)	33,218	(2,429,715)
Prepaid Expenses	(841,000)	2,593,275	(3,807,176)
Dividend Receivable from Bendistillery, Inc.	-	2,495	-
Income Tax Receivable and Payable	(737,018)	(1,165,332)	1,242,974
Management Bonuses Payable	-	(941,562)	600,001
Company-wide Management Bonus Pool	-	(1,556,055)	1,556,055
Interest Receivable	-	-	1,532
Inventory	(5,936,752)	(6,632,945)	(3,507,549)
Other Current Assets	19,292	(39,954)	(17,975)
Collab Commissions and Royalties Payable	572,838	-	-
Trade Accounts Payable and Accrued Expenses	2,255,650	(507,889)	4,033,948
Accounts Payable and Interest Payable to Related Parties	1,710	(15,647)	92,670
Change in Settlement Asset	233,450	-	-
Change in Right Of Use Asset	165,945	944	230,049
Change in Finance & Operating Lease Liabilities	(72,311)	76,759	(197,450)
Deferred Revenue	(358,195)	(1,580,307)	1,078,273
Net Cash Provided by Operating Activities	638,925	3,037,426	5,622,612
Cash Flows From Investing Activities
Net Cash Paid as Part of the Oculus Transaction	(342,068)	-	-
Reduction of CBD Lion Note Receivable	-	-	15,318
Purchase of Headquarters Building	(1,385,225)	-	-
Net Purchase of Fixed Assets	(789,662)	(916,119)	(368,223)
Loans to SmplyLifted LLC	-	-	(93,750)
Net Cash Used in Investing Activities	(2,516,955)	(916,119)	(446,655)
Cash Flows From Financing Activities
Proceeds from Surety Bank Loans	3,910,000	-	-
Proceeds from Exercise of Warrants and Options	-	-	142,023
Issuance of Common Stock	-	50,000	252
Payments of Dividends to Series A Convertible Preferred Stockholders	(14,961)	(17,147)	(199,189)
Payments of Dividends to Series B Convertible Preferred Stockholders	(6,000)	(6,002)	(11,844)
Payment of Debt Financing Costs	(115,697)	-	-
Proceeds from Borrowings Under Notes Payable to Related Party - Nick Warrender	-	2,750,000	-
Repayment of Borrowings Under Notes Payable to Related Party - Nick Warrender	-	(2,750,000)	(3,750,000)
Repayment of Interest Payable to Related Parties	-	-	(138,904)
Purchase of Shares of Common Stock	-	(150,000)	(34,200)
Payments on Finance Lease Liability	(68,396)	(70,267)	(20,444)
Net Cash Provided by/(Used In) Financing Activities	3,704,945	(193,416)	(4,012,306)
Net Increase in Cash	1,826,916	1,927,892	1,163,651
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,530,623	1,602,731	439,080
Cash, Cash Equivalents and Restricted Cash at End of Period	$5,357,539	$3,530,623	$1,602,731

	For the Years Ended
	December 31,
	2023	2022	2021
Supplemental Cash Flow Information:
Cash Paid For Interest	$91,717	$85,615	$54,364
Cash Paid For Interest - Related Party	$-	$47,851	$138,904
Cash Paid For Income Taxes	$1,167,028	$3,672,616	$455,083

Non-Cash Activities:
Right-of-Use assets acquired from inception of Finance Leases	$-	$-	$1,480,408
Right-of-Use assets acquired from inception of Operating Leases	$296,209	$514,278	$83,219
Conversion of Series A and Series B Preferred Stock to Common Stock	$200	$125	$6,100
Cashless exercise of Warrants	$-	$-	$136
Cancellation of Common Stock held in Treasury	$-	$-	$68,400
Reduction in bonus payable to Gerard M. Jacobs by the cost of exercising warrants	$-	$-	$8,439

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,357,539	$3,530,623	$1,602,731
Restricted Cash	1,000,000	-	-
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$5,357,539	$3,530,623	$1,602,731

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

After acquiring, operating and then selling businesses involved in the defense sector, our business is currently directly or indirectly involved in the development, manufacture and/or sale or re-sale of a wide variety of branded, hemp-derived, psychoactive and alternative lifestyle products, and of products involving nicotine, tobacco and marijuana.

We are primarily interested in acquiring rapidly growing, profitable companies that are also involved in the manufacture and sale of branded, hemp-derived, psychoactive and alternative lifestyle products (a “Canna-Infused Products Company”). Management of the Company is open-minded to the concept of also acquiring operating businesses and/or assets directly or indirectly involving products containing nicotine, tobacco, marijuana, distilled spirits, beer, wine, and/or real estate. In addition, management of the Company is open-minded to the concept of diversifying, by acquiring all or a portion of one or more operating businesses and/or assets that are considered to be “essential” businesses that are outside our industry and that are unlikely to be shut down by the government during pandemics such as COVID-19, or that have less regulatory risk than a Canna-Infused Products Company.

Lifted Made

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”). Lifted manufactures and sells hemp-derived and psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand. Products currently sold by Lifted include, for example: disposable vapes and cartridges, gummies, joints, blunts, and products containing ingredients such as kanna, muscimol, ashwagandha and kava.

Bank Financing and Purchase of Headquarters Building

On December 14, 2023, LFTD Partners and Lifted (together the “Borrower”), jointly borrowed a total of $3,910,000 from Surety Bank, of DeLand, Florida (“Lender”).

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest, and (2) a $910,000 loan at 10% fixed annual interest, the net proceeds of which were used by Lifted Made to pay a portion of the $1,375,000 purchase price of Lifted Made’s main operations building located at 5511 95th Avenue in Kenosha, Wisconsin (“5511 Building”). The two loans are cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted Made, in favor of Surety Bank.

Purchase of the 5511 Building

Toward the end of 2020, our Vice Chairman and Chief Operating Officer Nicholas S. Warrender (“NWarrender”), through his assigned entity 95th Holdings, LLC (“Holdings”), purchased the 5511 Building, which was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to valuation based on a formula agreed upon by the parties. Pursuant to an agreement with NWarrender on December 30, 2021, the parties agreed to set the purchase price for the 5511 Building at $1,375,000. Prior to the Acceleration Agreement, which was entered into by the Company with NWarrender on July 5, 2022, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to the Acceleration Agreement, the deadline to purchase the 5511 Building was extended by one year to December 31, 2023. Lifted purchased the 5511 Building from Holdings on December 14, 2023 for the agreed upon purchase price of $1,375,000 in cash.

Improvements to and Potential Expansion of the 5511 Building

Due to an extreme need for additional employee parking spots at the 5511 Building, the Company in the fourth quarter of 2022 built a parking lot at the 5511 Building for $193,216, which is accounted for as a building improvement (a capitalized fixed asset). The investment in this necessary parking lot had no impact on the $1,375,000 purchase price that Lifted had committed to pay for, and did pay for, the 5511 Building on December 14, 2023.

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

$3,000,000 Working Capital Loan

Credit Agreement

Pursuant to the Credit Agreement dated as of December 14, 2023 (the “Credit Agreement”), among the Borrower and the Lender, the Lender agreed to loan to the Borrower $3,000,000 (“Working Capital Loan”). The interest rate for the Working Capital Loan is a fixed annual interest rate of 9.5%. The Credit Agreement requires a Promissory Note and Security Agreement. The Credit Agreement requires a prepayment fee if the Working Capital Loan is repaid to the Lender in less than three years, in the amount of 3% of the Working Capital Loan if the loan is repaid in Year-1, 2% of the Working Capital Loan if the Working Capital Loan is repaid in Year-2, and 1% if the Working Capital Loan is repaid in Year-3.

The Credit Agreement is also subject to certain negative covenants in which the Borrower agreed (subject to certain exceptions) not to, among other things:

•	Become subject to other liens or encumbrances;
•	Change ownership of Lifted Made without the consent of the Lender;
•	Enter into a merger, acquisition or divestiture;
•	Conduct stock buybacks;
•	Serve as a guarantor;
•	Wind up, liquidate or dissolve;
•	Enter into the purchase, sale, exchange or transfer of property;
•	Permit the outstanding principal balance of the Working Capital Loan to exceed 40% of the fair market value of the collateral securing the Working Capital Loan; or
•	Directly or indirectly issue, assume or create any additional indebtedness on the collateral.

Promissory Note

Pursuant to the Promissory Note dated as of December 14, 2023 (the “WC Note”), among the Borrower and the Lender, the Lender agreed to loan to the Borrower the Working Capital Loan at a fixed annual interest rate of 9.5%. The WC Note also requires a 5% late fee on outstanding unpaid payments due under the WC Note where payments are not made within 10 days of the due date. The WC Note has cross-default cross-collateralized provisions with the $910,000 Business Loan described below.

Security Agreement

Pursuant to a Security Agreement dated as of December 14, 2023 (“Security Agreement”), the Borrower granted to the Lender a security interest in all the Borrower’s personal property relating to its business to secure the obligations of the Borrower under the Credit Agreement. The collateral that is secured by the Security Agreement includes all the Borrower’s accounts, general intangibles, inventory, equipment, goods, deposit accounts, contractual rights, fixtures, money, insurance and commercial tort claims.

If an event of default under the Credit Agreement occurs, then the Lender may exercise the Borrower’s rights in the collateral. In that event, the Lender will have all the rights of a secured party with respect to the collateral under the Uniform Commercial Code, including, among other things, the right to sell the collateral at public or private sale.

Collateral Assignment Agreement

Under the Collateral Assignment Agreement dated as of December 14, 2023, between the Borrower and the Lender, the Borrower assigned to the Lender, in connection with the terms of the Credit Agreement, all of Borrower’s “intellectual property”, including but not limited to, all patents, patent rights, trademarks and service marks, works, inventions, copyrights, trade names, software and computer programs, trade secrets, methods, processes, know how, drawings, and specifications. In the event of default under the Credit Agreement or WC Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing intellectual property collateral to the detriment of the Borrower.

Pledge Agreement

Under the Pledge Agreement dated as of December 14, 2023, between the Borrower and the Lender, the Borrower, in connection with the terms of the Credit Agreement, pledges all equity holdings in Lifted Made, Bendistillery, Inc., Bend Spirits, Inc., and Ablis Holding Company. In the event of default under the Credit Agreement or WC Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

$910,000 Loan

Business Loan Agreement

Pursuant to the Business Loan Agreement dated as of December 14, 2023 (the “Loan Agreement”), among the Borrower and the Lender, the Lender agreed to loan $910,000 (the “Business Loan”) to the Borrower. The Business Loan requires that Borrower shall maintain a minimum 1.50x Debt Service Coverage Ratio (DSCR) based on Borrower tax returns. The DSCR shall be tested annually, beginning with the 2023 return. The DSCR shall be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. The Business Loan also requires Borrower to maintain its primary operating accounts with a $1,000,000.00 minimum deposit account balance with the Lender for the life of the Business Loan. The Business Loan also requires a Promissory Note, Mortgage and Assignment of Rents, Leases, and Security Deposits described below.

Promissory Note

Pursuant to the Promissory Note dated as of December 14, 2023 (the “BL Note”), among the Borrower and the Lender, the Lender agreed to loan to the Borrower the Business Loan at a fixed annual interest rate of 10%. The BL Note also requires a 5% late fee on outstanding unpaid payments due under the BL Note. The BL Note requires a mortgage on the 5511 Building, along with a first priority security interest on: all furniture, equipment, inventory, and general intangibles (including but not limited to all software and all payment intangibles); all fixtures; and all attachments, accessions, accessories, fittings, increases, tools, parts, repairs, supplies, and commingled goods.

Mortgage

Pursuant to the Mortgage dated as of December 14, 2023 (the “Mortgage”), among Lifted Made in favor of the Lender, in connection with the terms of the Loan Agreement and BL Note, Lifted Made agreed to a first priority mortgage on the 5511 Building (Parcel Number 08-222-32-410-104). In the event of default under the Loan Agreement or BL Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

Assignment of Rents, Leases, and Security Deposits

Pursuant to the Assignment of Rents, Leases, and Security Deposits dated as of December 14, 2023 (the “Lease Assignment”), among Lifted Made in favor of the Lender, in connection with the terms of the Loan Agreement and BL Note, Lifted Made agreed to assign its rights to leases and income from the 5511 Building to Lender. In the event of default under the Loan Agreement or BL Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

Default under any of the agreements described above could have a highly detrimental, if not catastrophic impact on our company.

Consolidated Balance Sheet Presentation of the Working Capital and Business Loans and Maturity Analysis

The following presents the Working Capital and Business Loans in the Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Working Capital Loan	$3,000,000	$-
Business Loan	910,000	-
Total principal amount	3,910,000	-
Less: Unamortized debt financing costs	(55,149)	-
Less: Current portion of Surety Bank notes	(506,061)	-
Non-Current portion of Surety Bank notes	$3,348,790	$-

The following represents aggregate payments due on the Working Capital and Business Loans during each of the five years subsequent to December 31, 2023 and thereafter:

Maturity Analysis:

2024	$876,939
2025	876,939
2026	876,939
2027	876,939
2028	1,618,429
Thereafter	-
Total	5,126,185
Less: interest port ion	(1,216,185)
Total principal amount	$3,910,000

Manufacturing, Sales and Marketing Agreements

During the year ended December 31, 2023 Lifted entered into Manufacturing, Sales and Marketing Agreements with Cali Sweets, LLC (“Cali”), Diamond Supply Co. (“Diamond”), and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”) (collectively, “Agreements”). The terms of these Agreements are described below. The aggregate net revenue related to these Agreements for the year ended December 31, 2023 was $5,728,663.

Cali Sweets Agreement

On January 11, 2023, Lifted entered into a Manufacturing, Sales and Marketing Agreement (“Cali Agreement”) with Cali Sweets, LLC (“Cali”). Cali is headquartered in North Hollywood, California, and currently sells products under the brand name Koko Nuggz. The Cali Agreement entitles Lifted to be the exclusive worldwide manufacturer and distributor of Cali’s disposable vape products (under the brand name Koko Puffz) and gummy products (under the brand name Koko Yummiez) (“Cali Products”).

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

Therefore, sales of Cali Products are recognized and reported by the Company on a gross basis on the Consolidated Statements of Operations, and once payment is collected from a customer from the sale of Cali Products, the Commission Payable to Cali is reported as a current liability on the Company’s Consolidated Balance Sheets, and Commission Expense is reported in the Operating Expenses section of the Consolidated Statements of Operations.

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

Under the terms of the Diamond Agreement, the parties will work together to set prices for Diamond Products. The term of the Agreement is three years and may be extended with the mutual consent of the parties. However, the Diamond Agreement may be extended for one-year with notice by Diamond at least three months prior to the end of the 3-year term, or by mutual consent of the parties. If Lifted pays to Diamond aggregate annual royalty payments of at least $1,000,000 per year, then the Diamond Agreement shall automatically renew for an additional one-year term.

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

Therefore, sales of Diamond Products are recognized and reported by the Company on a gross basis on the Consolidated Statements of Operations, and once payment is collected from a customer from the sale of Diamond Products, the Royalty Payable to Diamond is reported as a current liability on the Company’s Consolidated Balance Sheets, and Royalty Expense is reported in the Operating Expenses section of the Consolidated Statements of Operations.

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

Therefore, sales of Jeeter Products are recognized and reported by the Company on a gross basis on the Consolidated Statements of Operations, and once payment is collected from a customer from the sale of Jeeter Products, the Commission Payable to Jeeter is reported as a current liability on the Company’s Consolidated Balance Sheets, and Commission Expense is reported in the Operating Expenses section of the Consolidated Statements of Operations.

The Jeeter Agreement was terminated effective January 1, 2024 pursuant to a Termination Agreement dated as of March 22, 2024 between Jeeter and Lifted, described in NOTE 14 – SUBSEQUENT EVENTS.

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

As of the day of this Annual Report on Form 10-K, the management of the Company does not expect the second installment of Merger Consideration to exceed the Minimum Earnout Consideration.

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

At the time of the Merger, in addition to Chase and Hagan Sanchez, a total of 20 other people who had previously worked at Oculus became full-time employees of Lifted. Lifted agreed to, and did, pay employment bonuses to certain of these new people, in an aggregate amount totaling $50,000, pursuant to written instructions to Lifted from Chase and Hagan Sanchez.

Lease Agreement – Aztec, New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted assumed Oculus’ lease of office and operational space in Aztec, New Mexico. The leased premises includes a shop building of approximately 4,800 square feet and adjacent fenced parking area located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico. The term of this lease was one year, commencing on December 1, 2022, and ending on November 30, 2023, continuing month-to-month thereafter until terminated. The base lease payment is $3,850 per month. All monthly payments are due and payable in advance on the first day of each month. Lifted is also required to pay taxes, insurance and certain maintenance costs of the leased premises. The lease is accounted for as an operating lease.

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

•

Customers’ orders of Urb-branded products are received by ENM. ENM processes these orders, prepares the Urb-branded products for shipment from ENM’s inventories, and ships the Urb-branded products directly to the customers. ENM is responsible for collecting payments from the customers, referred to in the ENM Agreement as the “Unit Sale Proceeds”.

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

Manufacturing, Sales and Marketing Agreement With Subsidiary of a Large Publicly Traded US Marijuana Company

On or about January 23, 2024, Lifted entered into a Manufacturing, Sales and Marketing Agreement effective as of January 20, 2024 (“Agreement”) with a wholly owned subsidiary of a large, publicly traded US marijuana company that designs and sells hemp-derived vape and gummy products. The Agreement is similar in many respects to the other manufacturing, sales and marketing agreements entered into by Lifted in 2023. Our management does not believe that any of the relationships with the other collaborating companies have had a significant impact on our revenues as no sales under any of the agreements have increased Lifted’s revenues by more than 5%. There is no assurance that this new Agreement, with this new counterparty, will have a greater impact on our revenues than the relationships with the others; however, it may.

Services to be Provided by Lifted Made

Under the terms of the new Agreement with this new counterparty, the parties (“Parties”) have agreed that Lifted will serve as the exclusive manufacturer and distributor of certain 2018 Farm Bill compliant hemp-derived vape products and gummy products in the formulations and to the specifications mutually agreed upon by the Parties (the “Products”). The territory for the sale of the Products is limited to the USA (“Territory”). In addition to serving as exclusive manufacturer and distributor of the Products, Lifted will be responsible to sell the Products to customers (“Customers”), and to collect all payments from such Customers for the Products in the Territory during the Term (the “Services”).

Lifted, in its capacity as the exclusive manufacturer and distributor of the Products in the Territory during the Term, shall be an independent contractor and not an agent, representative or employee of the other party. As part of the Services, Lifted shall create a distribution and sub-distribution network for the sale of Products to Customers within the Territory. Neither Party shall have any right or power to represent or bind the other Party with respect to any third party.

Term

The term of the Agreement is eighteen (18) months from the effective date, renewable upon mutual written agreement of the Parties.

Marketing

Under the terms of the Agreement, the other party shall be primarily responsible for marketing the Products and shall pay the costs of such marketing. Lifted shall reasonably cooperate in advertising and marketing programs for the Products and shall reasonably cooperate in implementing sales, promotional and merchandising programs for the Products. All promotional discounts shall be subject to the mutual agreement of the Parties.

Quality

Under the terms of the Agreement, Lifted is required to use its best efforts to source materials for production of the Products at the lowest cost, provided such Products shall conform to quality standards consistent with industry standards for such products. Lifted is required to ensure the Products fall within certain predefined limits of heavy metals, microbial impurities, mycotoxins, residual pesticides, residual solvents and processing chemicals, as well as additional quality standards communicated to Lifted. Any Products failing such quality standards may be rejected. Lifted is also required to manufacture the Products and be responsible for all safety testing and approvals in conformity with the standards and legal requirements applicable to the manufacturing, distribution and sale of any Products and ensuring that all governmentally required reporting (including but not limited to PACT Act reporting) is accurately and timely made, and that all applicable excise taxes and sales taxes (collectively, “Excise and Sales Taxes”) are paid. In the event of any defects in the Products, Lifted shall, at its sole cost and expense, either (i) refund the cost of such Product or (ii) replace the Product, such election to be at the other party’s sole discretion.

Under the terms of the Agreement, all elements of the design, manufacturing, quality, advertising and promotion of the Products shall be mutually agreed upon and approved by the Parties, and Lifted shall submit to the other for approval: (i) any relevant schematic designs, (ii) pre-production samples, (iii) production samples, and (iv) such other specific items as are requested by the other party in its reasonable discretion from time to time for approval, and at all times prior to production and prior to being offered for sale. Products not approved by both Parties to the Agreement shall not go on to the next stage of production and shall not be offered for sale or sold by Lifted.

Prices

Under the terms of the Agreement, the Parties have agreed to work together in good faith to determine the sales prices to Customers for the Products and such prices shall be subject to the Parties’ mutual agreement. The Parties have agreed to work together to enact lawful and appropriate pricing strategies, including MSRP and maximum sale prices. Lifted shall make good faith efforts to collect all payments in connection with sales of all Products.

Customers

Under the terms of the Agreement, the Parties have agreed to work together in good faith to determine the Customers to which Lifted is selling the Products, subject to Lifted’s reasonable discretion, provided that the Parties shall regularly evaluate sales targets, accounts receivable, bad debt, and other reasonable factors to determine which Customers to direct Product to, and the other party shall have the right, in its reasonable discretion, to reject and direct Lifted to stop selling to a Customer in the event it deems necessary upon advanced notice to Lifted.

Forecasting

Under the terms of the Agreement, the Parties have agreed to meet monthly to review Products, discuss predicted order volumes, review pricing to Customers, plan marketing and sales efforts, discuss expansion into other states within the Territory, and evaluate additional potential Customers. The Parties shall also use such meetings to agree upon the quantities of raw materials, ingredients and supplies to produce the Products.

Purchase Orders

Under the terms of the Agreement, the other party shall initiate all Purchase Orders. Lifted has the right, in its sole discretion, to accept or reject any Purchase Order. Lifted may accept any Purchase Order by confirming the order via written confirmation and written invoice sent by an authorized agent of Lifted Made, including estimated completion date of the Products contemplated by such Purchase Order.

Excess Demand

Under the terms of the Agreement, in the event the Parties reasonably determine, after good faith discussions, that Lifted cannot accept the volume of Purchase Orders and anticipated demand for the future production of Products at any point during the Term of this Agreement (or in the event Lifted rejects a Purchase Order), the Agreement’s exclusivity shall be automatically waived by Lifted, but only to the extent of such excess demand as reasonably determined by the Parties after good faith discussions. In such a case, the other party shall have the right to work with any manufacturer, in its sole discretion, to meet such excess demand expectations.

Costs of Purchase Order

Under the terms of the Agreement, upon Lifted’s acceptance of a Purchase Order, Lifted is entitled to invoice the other party for 50% of the costs of the Purchase Orders with net 15-day terms. Lifted may only use the 50% down payment for placing orders for materials and production costs, including lab testing, associated with the accepted Purchase Order and for no other purpose. Once the Products are completed and are ready for shipment to Customers, Lifted is entitled to invoice the other party for the remaining 50% of the costs of the Purchase Orders with net 15-day terms.

Cost Recovery and Royalty

Under the terms of the Agreement, once sales of the Products begin, Lifted is required to use all revenue from the sale of the Products (less returns, discounts, refunds, etc.) (“Adjusted Gross Revenue”) to reimburse the other party until the other party has been repaid the full cost of the Purchase Order. Thereafter, the Parties shall divide the remaining Adjusted Gross Revenue 60/40, with 40% of that Adjusted Gross Revenue going to Lifted Made (the “Royalty”).

Warranty

Under the terms of the Agreement, Lifted represents and warrants (i) that the Products, packaging and labels to be used in the Territory shall comply with all applicable laws, rules and regulations in those US states where sales of such Products are legal; (ii) that the Products shall comply with all federal, state or local laws and regulations relating to the Products’ quality, dosage, labeling, identity, quantity, or packaging; (iii) that the Products will not be adulterated or misbranded within the meaning of any applicable federal or state law or regulation, and will contain all necessary warnings, disclosures or instructions, in each case, pursuant to all applicable laws, rules and regulations; (iv) all third parties Lifted engages in connection with the manufacturing, distribution and sale of the Product (e.g., sub-distributors) adhere to all applicable laws, rules and regulations, including without limitation those regarding the importation, child and/or oppressive labor, and the regulation of controlled substances and 2018 Farm Bill; and (v) all Products shall be free from defects in material and workmanship and fit for their intended purpose.

Indemnification

Under the terms of the Agreement, Lifted agreed to indemnify the other party for (i) harm, injury, damage or loss arising out of or in connection with the Services, production and manufacture, distribution and/or sale of the Products (including by any third parties engaged by Lifted (e.g., sub-distributors)); (ii) harm, injury, damage or loss arising out of or in connection with the use of the Products by any Customer or end-user, to the extent such harm, injury, damage or loss results from a defect in the Products; (iii) any uncured material breach by Lifted of any provision hereof; (iv) any violation of any applicable law or government regulation by Lifted or any third party engaged by Lifted in connection with the Products; and (v) any recall or withdrawal of a Product in accordance with this Agreement. Notwithstanding the forgoing, Lifted shall have no indemnification obligation hereunder pursuant to clauses (i), (ii) or (iii) above if such recall, withdrawal or defect arises out of or relates to any misuse, mishandling, or improper storage of, or damage caused to, the Products by anyone other than Lifted or its manufacturers/producers, Customers, or any third party engaged by Lifted in connection with the Products.

Insurance

During the Term of the Agreement, each Party, at its own expense, is required to procure and maintain in full force and effect its own insurance policy or policies against any loss, liability, product liability, personal injury, death, or property damage, and shall provide certificates of insurance evidencing such coverage to the other Party promptly upon request. Such coverage shall include (1) Comprehensive Commercial General Liability Insurance with limits of $1,000,000 per occurrence and $2,000,000 in aggregate; (2) Worker’s Compensation Insurance in limits required by applicable law; and (3) Product Liability Insurance with minimum limits of $1,000,000 per occurrence and $2,000,000 in aggregate. GL and Product Liability policies shall name the other Party as an additionally insured party.

Termination

At any time during the Term of the Agreement, either party has the option, but not the obligation, to terminate this Agreement at any time, effective upon written notice, in the event the other Party has defaulted on any of its obligations under this Agreement and such default is not cured within thirty (30) days after receipt of written notice specifying the default.

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

Capital Raise

We currently have several million dollars of cash on hand. Nevertheless, we may deem it necessary or desirable in the future to raise additional capital in order to build our available working capital, to close future acquisitions, to potentially expand the 5511 Building, or to pay other corporate obligations. No guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

If we were ever to proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all.

Other Business Information – For more information about LFTD Partners and Lifted, please read the information in the section ITEM 1. BUSINESS above.

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

Use of Estimates – The preparation of financial statements in conformity with US Generally Accepted Accounting Principles (“US GAAP”) typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include the allowance for doubtful accounts, sales allowance, estimated useful lives of property, plant and equipment, valuation allowance on deferred income tax assets, the earnout liability pursuant to the Oculus Merger Agreement, and the fair value of stock options and warrants.

Cash and Cash Equivalents – Cash and cash equivalents as of December 31, 2023 and December 31, 2022 included cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Restricted Cash – The Company considers cash balances that are legally restricted as to withdrawal or usage to be restricted cash. The Company’s Business Loan Agreement with Surety Bank requires the Company to maintain a $1,000,000 minimum deposit balance with the bank for the life of the Business Loan, which matures on December 14, 2028 (the “Minimum Deposit Balance”).  Failure to maintain the Minimum Deposit Balance constitutes an event of default under the Business Loan Agreement. As of December 31, 2023, the Company recognized $1,000,000 of its deposit account balance with Surety Bank as restricted cash, which is classified as a non-current asset in the Consolidated Balance Sheet. There is no restricted cash in the Consolidated Balance Sheet as of December 31, 2022.

Fair Value of Financial Instruments – The historical carrying amount of the financial instruments, which principally include cash, trade receivables, historical accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments.

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

Accounting for Investments

The Company’s Investment in Lifted Made

The financial statements of LFTD Partners are consolidated with Lifted’s, since Lifted is a wholly owned subsidiary of LFTD Partners.

The Company’s Investments in Ablis, Bendistillery and Bend Spirits

The Company’s investments in Ablis Holding Company, Bendistillery Inc. and Bend Spirits, Inc. are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company owns less than 20% of the equity ownership of each of these entities and has no substantial influence over the management of the businesses. In accordance with US GAAP, the Company does not consolidate its financial statements with those of Ablis Holding Company, Bendistillery Inc. and Bend Spirits, Inc.

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether its investments are impaired. Factors that the Company would consider indicators of impairment include: (1) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (2) a significant adverse change in the regulatory, economic, or technological environment of the investee, (3) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, (4) a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment, and (5) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants, if any.

The qualitative assessments at the end of first, second and third quarters are done via conference calls with the management teams of Ablis, Bendistillery and Bend Spirits. The qualitative assessment at the end of the fourth quarter relating to these entities also includes review of their respective financial statements that have been reviewed by a third-party accounting firm. At that time, the Company performs an annual impairment assessment. The reviewed financial statements of these companies are not audited, and the Company is not active in the management of these companies, and except for these companies’ quarterly meetings with the management of the Company, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies and to reviews of those reviewed financial statements.

The Company’s Investment in SmplyLifted

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

Accounts Receivable – Accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were outstanding at December 31, 2023. In comparison, accounts receivable of $2,410,327, net of $281,762 allowance for doubtful accounts, were outstanding at December 31, 2022.

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. Management of the Company reviews and discusses all outstanding customer trade balances as of reporting period end. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded (the “Allowance for Doubtful Accounts”), which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. Management also considers industry-specific factors which may impact customers’ ability to meet their financial obligations to the Company.

In addition to specific customer identification of potential bad debts, management takes into consideration Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses, which is codified as Accounting Standards Codification Topic 326, adds to US GAAP the current expected credit loss model (“CECL Model”), which is a measurement model based on expected losses rather than incurred losses. Under the CECL Model, an entity recognizes its estimate of expected losses as an allowance. The Company has considered the applicable guidance in ASU 2016-13.  Key aspects of the CECL Model include the following:

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

In performing its CECL Model analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. Allowance for Doubtful Accounts of $375,417 and $281,762 were reported at December 31, 2023 and 2022, respectively.

Prior to the implementation of the CECL Model analysis, as of December 31, 2021, the Company implemented a new policy regarding the Allowance for Doubtful Accounts, which is that all accounts receivable older than 90 days at quarter end are accrued for in Allowance for Doubtful Accounts.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Raw Goods	$4,962,652	$3,407,196
Finished Goods	$5,212,015	$2,616,771
Total Inventory	$10,174,667	$6,023,967

The process of determining obsolete or spoiled inventory involves:

1)	Identifying raw goods that would no longer be used in the manufacture of finished goods;
2)	Identifying expired raw goods;
3)	Identifying finished goods that would no longer be sold or that are slow moving;
4)	Identifying finished goods that are expired; and
5)	Valuing and expensing raw and finished goods that would no longer be sold.

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At December 31, 2023, $338,582 of overhead costs incurred during the fourth quarter were allocated to finished goods. In comparison, at December 31, 2022, $127,485 of overhead costs incurred during the fourth quarter were allocated to finished goods.

During the year ended December 31, 2023, $2,056,603 of obsolete and spoiled inventory was written off. In comparison, $4,418,922 and $338,799 of obsolete and spoiled inventory was written off during the years ended December 31, 2022 and 2021, respectively.

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

The payable forgiveness resulted in a net $485,496 improvement to the cost of goods sold and accrued liabilities sections of the Company’s consolidated statements of operations as of December 30, 2022. The $370,047 in credits had been booked as an asset as of December 30, 2022 and recognized as other income amortized quarterly at the rate of $46,256 per quarter beginning with the first quarter of 2023 and continuing for the next six consecutive quarters, with a final quarterly credit of $46,255 for the fourth quarter of 2024.

However, based on the analysis of credits applied to Venom bills in 2023, Lifted received $33,427 more credits than was expected/agreed to per the agreement ($185,024 per year for 2023 and 2024); as such, Lifted’s revised credit going into 2024 was $151,597, and this is amortized quarterly at the rate of $37,899 per quarter.

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

Security Deposits – Prior to the Company’s acquisition of the 5511 Building on December 14, 2023, the Company had not paid a security deposit for its lease of the 5511 Building.

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

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. Described below are some of the reasons why a customer may want to return an ordered item, and how the Company responds in each situation:

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

An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $635,098 and $939,496 were reported at December 31, 2023 and 2022, respectively. Management believes that an adequate allowance for sales has been made for discounts/refunds as of period end.

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

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Years Ended
	December 31,
Location of Sale	2023		2022		2021
Inside of USA	$51,576,029	100%	$56,842,370	99%	$31,625,275	99.9%
Outside of USA	34,533	0.07%	574,165	1%	3,166	0.01%
Net Sales	$51,610,562	100%	$57,416,535	100%	$31,656,932	100%

	For the Years Ended
	December 31,
Type of sale	2023		2022		2021
Net sales of raw goods to customers	$180,743	0%	$40,518	0%	$476,211	2%
Net sales of products to private label clients	$1,500,344	3%	$975,199	2%	$3,246,420	10%
Net sales of products to wholesalers	$10,730,095	21%	$7,503,530	13%	$4,586,306	15%
Net sales of products to distributors	$36,724,597	71%	$45,522,229	79%	$21,661,464	68%
Net sales of products to end consumers	$2,474,784	5%	$3,375,059	6%	$1,686,531	5%
Net Sales	$51,610,562	100%	$57,416,535	100%	$31,656,932	100%

	For the Years Ended
	December 31,
Hemp vs Non-Hemp Product Sales	2023		2022		2021
Net sales of hemp products	$48,064,790	93%	$55,694,039	97%	$31,340,363	99%
Net sales of non-hemp products	3,545,772	7%	1,722,496	3%	316,569	1%
Net Sales	$51,610,562	100%	$57,416,535	100%	$31,656,932	100%

	For the Years Ended
	December 31,
Product Type	2023		2022		2021
Vapes	$27,048,471	52%	$29,143,143	51%	$14,316,912	45%
Edibles	15,125,799	29%	15,810,094	28%	$7,421,833	23%
Flower	5,193,884	10%	4,865,629	8%	$1,824,049	6%
Cartridges	4,135,941	8%	7,471,666	13%	$6,047,096	19%
Other	106,467	0%	126,003	0%	$2,047,042	6%
Net Sales	$51,610,562	100%	$57,416,535	100%	$31,656,932	100%

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

At December 31, 2021, total deferred revenue was $2,174,393, all of which was recognized as revenue in 2022.  At December 31, 2022, total deferred revenue was $594,086, all of which was recognized as revenue in 2023. At December 31, 2023, total deferred revenue was $235,891, all of which is expected to be recognized as revenue in 2024.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Contract Assets (invoiced but unfulfilled performance obligations)	$131,304	$224,141

Deposits from customers for unfulfilled orders	$104,586	$369,945

Total Deferred Revenue	$235,891	$594,086

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials include ingredients, product components and packaging materials.

Cost of goods sold amounted to $31,906,278, $36,423,246 and $15,715,759 during the years ended December 31, 2023, 2022, and 2021, respectively. $2,056,603, $4,418,922 and $338,799 of cost of goods sold relates to spoiled and obsolete inventory written off during the years ended December 31, 2023, 2022 and 2021, respectively.

Operating Expenses – Operating expenses include accounts such as payroll expenses, deferred stock compensation expense, the company-wide management bonus pool, management bonuses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commissions and royalties expenses, and other operating expenses.

Total operating expenses increased to $17,294,095 for the year ended December 31, 2023, up from $11,180,562 for the year ended December 31, 2022, and up from $8,160,290 for the year ended December 31, 2021. The primary driver for this increase in operating expenses was that during the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the year ended December 31, 2023, was $1,666,155 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the year ended December 31, 2023 from $3,825,162 to $2,159,007.  But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.23, respectively, for the year ended December 31, 2023.

Also driving the increase in operating expenses from 2022 to 2023 was the reporting of commissions and royalties expenses related to the collaborations with third parties, which amounted to $1,733,800 in 2023. These collaborations were not in place in 2022

The primary driver of the increase in operating expenses from 2021 to 2022 was increased payroll expenses (payroll expenses increased $2,801,960), due to the hiring of more employees and independent contractors, and the bonuses paid to Lifted’s Chief Strategy Officer.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended
	December 31,
	2023	2022	2021
Net Income	$2,159,007	$7,196,327	$5,799,982

Weighted average number of common shares outstanding:
Basic	14,555,279	14,080,729	11,402,639
Diluted	16,439,477	15,862,927	13,359,837

Basic Net Income per Common Share	$0.15	$0.51	$0.50
Diluted Net Income per Common Share	$0.13	$0.45	$0.43

As of December 31, 2023, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

At December 31, 2023, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock; these are included in the diluted earnings calculation.

At December 31, 2023, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at December 31, 2023 ($2.14/share). There were also 142,000 shares of issuable Deferred Contingent Stock included in the December 31, 2023 diluted EPS calculation. Also included in the December 31, 2023 diluted EPS calculation was the minimum number of shares of common stock (160,000) that will eventually be issued pursuant to the Oculus Merger Agreement.

In comparison, as of December 31, 2022, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,295,000 shares of common stock at $5.00 per share.

Regarding the aforementioned warrants to purchase 2,295,000 shares of our common stock at an exercise price of $5.00 per share as of December 31, 2022: of the total, warrants to purchase 1,550,000 shares of our common stock are vested, while the remaining warrants to purchase 745,000 shares of our common stock are not vested and are subject to certain conditions and requirements.

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

Recent Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses, which is codified as Accounting Standards Codification Topic 326, adds to US GAAP the current expected credit loss model (“CECL Model”), which is a measurement model based on expected losses rather than incurred losses. Under the CECL Model, an entity recognizes its estimate of expected losses as an allowance. The Company has considered the applicable guidance in ASU 2016-13; please refer above to the above Accounts Receivable section for more information. The Company is researching what other pronouncements may be applicable to the Company’s accounting and whether or not any other pronouncements should be adopted.

On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, that the updated standard will have on the consolidated financial statements.

On November 27, 2023, the FASB issued ASU 2023-07-Segment Reporting. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance is effective for calendar year public entities in 2024 year-end financial statements, and should be adopted retrospectively unless impracticable. The Company is currently evaluating the impact, if any, that the updated standard will have on the consolidated financial statements.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the year ended December 31, 2023, the Company incurred $951,266 in advertising and marketing expenses, which primarily related to trade shows, marketing campaigns, and promotional products. During the year ended December 31, 2022, the Company incurred $662,494 in advertising and marketing expenses, which primarily related to trade shows, marketing, promotional products and public relations. During the year ended December 31, 2021, the Company incurred $337,044 in advertising and marketing expenses, which primarily related to trade shows, marketing displays, public relations and digital marketing.

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

Accounting for Operating and Finance Lease Right-of-Use Assets – In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). The amended guidance, which is effective for the Company on January 1, 2019, requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet; lease expense for these types of leases are recognized on a straight-line basis over the lease term.  Options to extend or terminate a lease are not included in the determination of the right-of-use asset or lease liability unless it is reasonably certain to be exercised.  Lifted adopted ASU 2016-02 using the modified retrospective approach, electing the package of practical expedients.

Accounting for Goodwill – Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by using the income approach. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows and other factors. For the discount rate, the Company considered the current market interest rates, including the interest rates on the Company’s recently closed loans from Surety Bank, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $2,096,780 as of December 31, 2023. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The regulatory risks and uncertainties associated with Lifted's cannabinoid-infused products, vaping and nicotine products industries have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern.

The Company has significant financial obligations under its loan agreements with Surety Bank, and also the Company is accruing and paying 3% annual dividends on its outstanding Series A and Series B Convertible Preferred Stock.

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

The Company maintains levels of cash bank accounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and it believes that it is not exposed to any significant credit risk on cash.

No assurance or guarantee whatsoever can be given that the net income of the Company’s wholly-owned subsidiary Lifted will be sufficient to allow the Company to pay all of its operating expenses, its financial obligations under its loan agreements with Surety Bank, the dividends accruing and being paid on the Company’s preferred stock, any accrued company-wide management bonus pool, and the 2023 Retention Bonuses.

As a result of all of the foregoing described factors, there is substantial doubt that the Company will be able to continue as a going concern. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company currently has one revenue-generating subsidiary, Lifted. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing additional profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

Customer Concentration Risk – During the year ended December 31, 2023, five customers made up approximately 25% of Lifted Made’s sales. During the year ended December 31, 2022, five customers made up approximately 31% of Lifted Made’s sales. In comparison, during the year ended December 31, 2021, five customers made up approximately 28% of Lifted Made’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the year ended December 31, 2023, approximately 54% of the Inventory that Lifted purchased were from three vendors. Regarding the purchases of Inventory during the year ended December 31, 2022, approximately 73% of the Inventory that Lifted purchased were from five vendors. In comparison, during the year ended December 31, 2021, approximately 54% of the Supplies that Lifted purchased were from five vendors.

The loss of Lifted’s relationships with these customers and vendors could have a material adverse effect on Lifted’s business.

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted Made

At December 31, 2023, the Company performed its annual goodwill impairment assessment on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary.

The Company’s Investments in Ablis, Bendistillery and Bend Spirits

On April 30, 2019, the Company purchased 4.99% of the common stock of each of Ablis Holding Company, Bendistillery Inc., and Bend Spirits, Inc. for an aggregate purchase price of $1,896,200.

On January 24, 2024, the management of LFTD Partners had a video conference with the officers of Ablis, Bendistillery and Bend Spirits. During this meeting, the management of those companies discussed the performance of Ablis, Bendistillery and Bend Spirits during the year ended December 31, 2023. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, and based upon the unaudited 2023 financial statements of those companies that were shared with LFTD Partners subsequent to that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time.

The Company’s Investment in SmplyLifted LLC

During February 24, 2020 through December 31, 2020, the Company recognized a loss of $4,429 from its 50% membership interest in SmplyLifted, and wrote down the value of its investment in SmplyLifted to $195,571. During the year ended December 31, 2021, the Company recognized a loss of $195,571 from its 50% membership interest in SmplyLifted. At December 31, 2021, Lifted Made wrote off its receivables from SmplyLifted, and its loans to SmplyLifted, which totaled $388,727.

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

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	December 31, 2023	December 31, 2022
Building	$805,545	$-
Land	$430,754	$-
Machinery & Equipment	$1,473,609	$664,606
Furniture & Fixtures	$107,509	$92,934
Computer Equipment	$18,979	$7,312
Building & Leasehold Improvements	$581,394	$379,499
Vehicles	$117,047	$75,047
Trade Show Booths	$55,081	$10,000
Sub-total:	$3,589,918	$1,229,398

Less: accumulated depreciation	$(593,531)	$(209,143)
	$2,996,387	$1,020,255

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

After allocating the annual depreciation of machinery and equipment of $218,882 as overhead to finished goods, depreciation expense of $166,330 was recognized during the year ended December 31, 2023.

After allocating the annual depreciation of machinery and equipment of $68,411 as overhead to finished goods, depreciation expense of $75,471 was recognized during the year ended December 31, 2022.

After allocating the annual depreciation of machinery and equipment of $19,562 as overhead to finished goods, depreciation expense of $65,651 was recognized during the year ended December 31, 2021.

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

NOTE 7 – INTANGIBLE ASSETS, NET

Website

The cost of developing Lifted’s website, www.urb.shop, which was previously www.LiftedMade.com, was amortized over 32 months. No amortization related to the website was recognized during the year ended December 31, 2023, since the website intangible asset was fully amortized as of December 31, 2022. In comparison, $1,386 and $1,668 in amortization related to the website was recognized during the years ended December 31, 2022 and 2021, respectively.

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

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee. Mr. Warrender is also a Director of LFTD Partners Inc. During the year ended December 31, 2023, a salary of $60,000 was paid to Mr. Warrender. As of December 31, 2023, $3,938 in expense reimbursements were owed to Mr. Warrender. In comparison, during the year ended December 31, 2022, $55,385 in wages were paid to Mr. Warrender. As of December 31, 2022, $2,229 in expense reimbursements were owed to Mr. Warrender.

Through the second quarter of 2022, Lifted shared a shipping account with a company formerly operated by Mr. Warrender. Lifted did this in an effort to reduce shipping costs, as the shipper gave a price discount based on volume. Lifted reimbursed Mr. Warrender’s company for the cost of shipping. During the year ended December 31, 2022, Mr. Warrender’s company refunded Lifted a net amount of $7,377. During the year ended December 31, 2022, also, Lifted bought a manual fork lift from Mr. Warrender’s company for a price that we believe reflected its fair market value. During the year ended December 31, 2021, Lifted reimbursed Robert T. Warrender II $220,708 in shipping costs.

Robert T. Warrender III

Mr. Robert T. Warrender III is NWarrender’s brother, and Director Mr. Robert T. Warrender II’s son. From January 9, 2023 until July 1, 2023, Mr. Warrender worked for Lifted as an employee in sales; previously, Mr. Warrender operated as an independent contractor of Lifted. During the year ended December 31, 2023, $21,102 in compensation was paid to Mr. Warrender. In comparison, during the years ended December 31, 2022 and 2021, $54,384 and $69,177, respectively, in compensation was paid to Mr. Warrender.

Vincent J. Mesolella

During each of quarter of 2023 and 2022, Lead Outside Director Vincent J. Mesolella received a $4,000 quarterly director fee.

During the quarter ended March 31, 2022, Mr. Mesolella was also paid $40,000 of the Modified 2021 Bonus Pool Amount.

There were no director fees paid to Mr. Mesolella during the year ended December 31, 2021.

Joshua A. Bloom

During each quarter of 2023 and 2022, Dr. Bloom, Director, was paid a $4,000 director fee.

During the quarter ended March 31, 2022, Dr. Bloom was paid $20,000 of the Modified 2021 Bonus Pool Amount.

There were no director fees paid to Dr. Bloom during the year ended December 31, 2021.

Richard E. Morrissy

During each quarter of 2023 and 2022, Mr. Morrissy, Director, was paid a $4,000 director fee.

There were no director fees paid to Mr. Morrissy during the year ended December 31, 2021.

James S. Jacobs

During each quarter of 2023 and 2022, Dr. James S. Jacobs, Director, was paid a $4,000 director fee.

There were no director fees paid to Dr. Jacobs during the year ended December 31, 2021.

Kevin J. Rocio

During each quarter of 2023 and 2022, Mr. Rocio, Director, was paid a $4,000 director fee.

There were no director fees paid to Mr. Rocio during the year ended December 31, 2021.

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

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. As of December 31, 2023, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

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

Bonus

During the quarter ended March 31, 2022, NWarrender was also paid $680,000 of the Modified 2021 Bonus Pool Amount.

Purchase of Headquarters Building

Toward the end of 2020, NWarrender, through his assigned entity 95th Holdings, LLC ("Holdings"), purchased a building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to variation based on a formula agreed upon by the parties. Pursuant to the Omnibus Agreement with NWarrender on December 30, 2021, Lifted was obligated to purchase the 5511 Building from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000.

Prior to the Acceleration Agreement, Lifted had an obligation to complete the purchase of the 5511 Building on or before December 31, 2022. Pursuant to an Acceleration Agreement, the deadline to purchase the 5511 Building was extended by one year to December 31, 2023. In addition, the Acceleration Agreement contains a provision that if we raised $5,000,000 of debt or equity capital, then Lifted or our designee shall purchase the 5511 Building from Holdings at the agreed upon $1,375,000 purchase price within two days.

On December 14, 2023, LFTD Partners and Lifted (together the “Borrower”), jointly borrowed a total of $3,910,000 from Surety Bank, of DeLand, Florida (“Lender”), and simultaneously Lifted purchased the 5511 Building from Holdings for $1,375,000 as previously agreed upon.

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest, and (2) a $910,000 loan at 10% fixed annual interest, the net proceeds of which were used by Lifted to pay a portion of the $1,375,000 purchase price of the 5511 Building. The two loans are cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted, in favor of Surety Bank.

Prior to Lifted’s purchase of the 5511 Building, from June 1, 2018 through June 1, 2021, Lifted rented 3,300 square feet of space located in Zion, Illinois, for manufacturing, warehousing and office space. From June 1, 2021 through November 2021, Lifted leased such space on a month-to-month basis. From May 2020 until April 1, 2021, Lifted also temporarily used additional space located adjacent to its rented space in Zion, Illinois, and made payments in lieu of rent therefore.

Lifted’s rented space in Zion, Illinois, was not adequate in light of various issues including zoning uncertainties, lack of air conditioning, and small size. As such, on December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with Holdings (“Landlord”) for office, laboratory and warehouse space in the 5511 Building. The lease commencement date was January 1, 2021, and lease termination date was January 1, 2026.

Lifted constructed improvements including a clean room, and gradually moved into the 5511 Building over the course of the first quarter of 2021. Under the terms of the “triple-net” Lease, starting on January 1, 2021, Lifted leased approximately 11,238 square feet at the 5511 Building at $6.13 per square foot per year in base rent ($68,888.94 in 2021), which was subject to a 2% increase in base rent each year, plus certain operating expenses and taxes. The Lease was to continue until midnight on the fifth anniversary date of the commencement date of the Lease. Lifted was to have the right to extend the original five year term of the Lease for one extension period of two years, commencing upon the expiration of the original term. Lifted and Landlord were required to execute an “Amendment of Extension” prior to six months before the expiration of the original term. Prior to Lifted’s purchase of the 5511 Building, the rent schedule was as follows:

Rent Schedule

Date	Base Monthly Rent
January 1, 2021 – December 31, 2021	$5,740.75
January 1, 2022 – December 31, 2022	$5,855.57
January 1, 2023 – December 31, 2023	$5,972.68
January 1, 2024 – December 31, 2024	$6,092.13
January 1, 2025 – December 31, 2025	$6,213.97

Under the terms of the Lease, the tenant, Lifted, had the option to purchase the property at any time prior to December 31, 2025, and in any event, Lifted had been obligated to purchase the 5511 Building on or before that date. Pursuant to the Lease, in all cases Lifted’s purchase price for the 5511 Building was to be in an amount equal to the greater of: (1) the fair market value of the 5511 Building at the time Lifted purchases the 5511 Building; or (2) any remaining principal balance of any purchase-money mortgage for the 5511 Building existing at the time of the closing of Lifted’s purchase, plus the corresponding amount identified in the Additional Purchase Price Schedule attached as Exhibit B to the Lease, which was an additional amount ranging between $300,000 and $375,000 based on the number of years that had passed between the commencement of the Lease and the purchase of the 5511 Building by Lifted.

Landlord was an entity owned by NWarrender, the Company’s Vice Chairman and COO, the CEO of Lifted, and the largest stockholder of the Company as beneficial owner of 3,900,455 common stock shares. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Mr. Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender was able to benefit through his entity Holdings by receiving rent and by eventually selling the 5511 Building to Lifted.

Payment of an Aggregate of $500,000 in Bonuses to GJacobs, WJacobs and NWarrender

The Amended Compensation Agreement provides that an aggregate of $350,000 shall be paid by the Company to GJacobs and WJacobs on December 1, 2021, but had not yet been paid (the “December 1, 2021 Compensation”). Pursuant to the Omnibus Agreement, the December 1, 2021 Compensation was terminated, but provided that if GJacobs and WJacobs have not resigned as officers of the Company on or before December 31, 2022, an aggregate of $500,000 in bonuses shall be paid by the Company to GJacobs and WJacobs. This aggregate of $500,000 in bonuses to GJacobs and WJacobs is in addition to the $300,000 bonus payable to WJacobs described in the preceding section. On February 14, 2022, pursuant to the Amended Omnibus Agreement, this $500,000 was recharacterized as a retention bonus and allocated among NWarrender, GJacobs and WJacobs wherein each received $166,666, respectively, on December 30, 2022.

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

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owns a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both located in Kenosha, Wisconsin. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. Lifted did not sell any products to Corner Vapory LLC during the year ended December 31, 2023.

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

As of December 31, 2023, 63,650 shares of Series A Preferred Stock have been converted into a total of 6,365,000 shares of common stock of the Company, which leaves 2,500 shares of Series A Preferred Stock currently outstanding, convertible into 250,000 shares of common stock of the Company.

As of December 31, 2023 and December 31, 2022, the Company has accrued a liability of $5,328 and $9,240, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock. During the years ended December 31, 2023 and 2022, $14,963 and $17,147, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of December 31, 2023, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of December 31, 2023 and December 31, 2022, the Company has accrued a liability of $1,796 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the years ended December 31, 2023 and 2022, a total of $6,000 and $6,000, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

As of December 31, 2023, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

In comparison, no share-based compensation expense was recognized during the year ended December 31, 2022.

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2023 and changes during the year then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2022	2,882,198	$3.55	2.05	$370,331

Q1 2023 vesting of contingent warrants issued in connection with the acquisition of Lifted Made	705,000

Q2 2023 vesting of contingent warrants issued in connection with the acquisition of Lifted Made	25,000

Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2023	3,612,198	$3.85	1.07	$357,008

Outstanding Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, December 31, 2023	3,612,198	$3.85	1.07	$357,008

NOTE 10 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

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

Under the terms of the “triple-net” Lease, starting on January 1, 2021, Lifted leased approximately 11,238 square feet at the Premises at $6.13 per square foot per year in base rent ($68,888.94 in 2021), which was subject to a 2% increase in base rent each year, plus certain operating expenses and taxes. The Lease was to continue until midnight on the fifth anniversary date of the commencement date of the Lease. Lifted was to have the right to extend the original five year term of the Lease for one extension period of two years, commencing upon the expiration of the original term. Lifted and Landlord were required to execute an “Amendment of Extension” prior to six months before the expiration of the original term. Prior to Lifted’s purchase of the Premises, the rent schedule was as follows:

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

Lifted purchased the Premises from Landlord on December 14, 2023, for $1,375,000 in cash as previously agreed upon, and as a result, the Company derecognized the Finance Lease Right-of-Use Asset and recognized the Premises as Land and Building on the Consolidated Balance Sheet. For more information, refer to the section “Purchase of Headquarters Building” above.

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin 53144

On September 23, 2021, Lifted entered into a lease agreement with TI Investors of Kenosha LLC, (“TI”) for office and warehouse space located at 8920 58th Place, Suite 850, Kenosha, WI 53144 (the “58th Lease”). Subsequent to Lifted entering into the 58th Lease, the property was sold to Ladi Investments, LLC (“Ladi”); thus Ladi is the current landlord. The 58th Lease serves as sales offices, finished goods storage and outgoing shipping for Lifted.

The term of the 58th Lease commenced on October 1, 2021. The initial term of the 58th Lease is three years, unless earlier terminated in accordance with the terms and conditions of the 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the 58th Lease for an additional term.

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

The 58th Lease will be cancelled in conjunction with Lifted entering into the Second Amendment to the Second 58th Lease (defined below) on March 25, 2024. The terms and conditions of the Second Amendment to the Second 58th Lease are described below in the section “Second Amendment to the Second 58th Lease” under “Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144” and in NOTE 14 – SUBSEQUENT EVENTS.

Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144

On November 17, 2021, Lifted entered into a lease agreement with TI for office and warehouse space located at 8910 58th Place, Suites 600 & 700, Kenosha, WI 53144 (the “Second 58th Lease”). Subsequent to Lifted entering into the Second 58th Lease, the property was sold to Ladi Investments, LLC (“Ladi”); thus Ladi is the current landlord. The Second 58th Lease space is used for raw goods storage.

The term of the Second 58th Lease commenced on January 1, 2022. The initial term of the Second 58th Lease is five years, unless extended or earlier terminated in accordance with the Second 58th Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Second 58th Lease for an additional term.

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

First Amendment to the Second 58th Lease

On February 23, 2022, the Second 58th Lease was amended (the “First Amendment to the Second 58th Lease”) to change the lease commencement date from January 1, 2022 to February 1, 2022, and to change the lease termination date from December 31, 2026 to January 31, 2027. The First Amendment to the Second 58th Lease did not change the base monthly rent amounts; it simply pushed them back one month.

Second Amendment to the Second 58th Lease

As described in NOTE 14 – SUBSEQUENT EVENTS:

On March 25, 2024, the Second 58th Lease was amended for a second time (the “Second Amendment to the Second 58th Lease”).

Effective as of April 1, 2024 (the “Expansion Date”), the Second 58th Lease has been expanded to include an additional 23,000 square feet of space, located at 8910 58th Place, Suite 100, Kenosha, Wisconsin 53144 (the “Expansion Area”), for a total revised Second 58th Lease area of approximately 31,000 square feet.

The Expansion Area will be used for office, manufacturing and warehouse space.

Under the Second Amendment to the Second 58th Lease, the term of the Second 58th Lease is extended through May 31, 2029.

Commencing on February 1, 2027, the base monthly rent for Suites 600 and 700 of the Second 58th Lease, exclusive of the Expansion Area (Suite 100), is extended as follows:

Suites 600 and 700
Date	Base Monthly Rent
February 1, 2027 – January 31, 2028	$4,637.41
February 1, 2028 – January 31, 2029	$4,776.53
February 1, 2029 – May 31, 2029	$4,919.83

Commencing on the Expansion Date, the base monthly rent for the Expansion Area (Suite 100) is as follows:

Suite 100
Date	Base Monthly Rent
April 1, 2024 – May 31, 2024	$0.00
June 1, 2024 – March 31, 2025	$16,770.83
April 1, 2025 – March 31, 2026	$17,273.96
April 1, 2026 – March 31, 2027	$17,792.18
April 1, 2027 – March 31, 2028	$18,325.94
April 1, 2028 – March 31, 2029	$18,875.72
April 1, 2029 – May 31, 2029	$19,441.99

Under the Second Amendment to the Second 58th Lease, Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. Pursuant to the Second Amendment to the Second 58th Lease, Lifted is required to remit an additional security deposit of $27,741.51 to Ladi for the Second 58th Lease, bringing the total security deposit paid to Ladi for the Second 58th Lease to $34,141.51.

The effectiveness of the Second Amendment to the Second 58th Lease was contingent upon the successful execution of all three of the following documents:

(i)

the Lease Termination Agreement dated March 18, 2024, by and between Ladi and Lifted for Lifted’s leased space located at 8920 58th Place, Suite 850, Kenosha, Wisconsin 53144 (the “8920 Suite 850 Termination Agreement”),

(ii)

the Lease Termination Agreement dated March 18, 2024, by and between Ladi and Lifted for Lifted’s leased space located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144 (the “the 9560 Suite 360 Termination Agreement”), and

(iii)

the Lease Termination Agreement dated March 18, 2024, by and between Ladi and a third party that currently leases the space located at 8910 58th Place, Suite 100, Kenosha, Wisconsin 53144 (the “8910 Suite 100 Termination Agreement”).

These contingencies were met on or about March 27, 2024.

Lease of Space Located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144

On May 31, 2022, Lifted entered into another lease agreement with TI for office and warehouse space located at 9560 58th Place, Suite 360, Kenosha, WI 53144 (the “Third 58th Lease”). Subsequent to Lifted entering into the Third 58th Lease, the property was sold to Ladi Investments, LLC (“Ladi”); thus Ladi is the current landlord. The Third 58th Lease is used for manufacturing, as well as office space.

The term of the Third 58th Lease commenced on July 1, 2022 (the “Commencement Date”). The initial term of the Third 58th Lease is five years from the Commencement Date and ends June 30, 2027, unless extended or earlier terminated in accordance with the Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the Third 58th Lease for an additional term.

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

The Third 58th Lease will be cancelled in conjunction with Lifted entering into the Second Amendment to the Second 58th Lease (defined above) on March 25, 2024. The terms and conditions of the Second Amendment to the Second 58th Lease are described above in the section “Second Amendment to the Second 58th Lease” under “Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144” and also in NOTE 14 – SUBSEQUENT EVENTS.

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

Lease of Space Located at 5732 95th Avenue, Suites 100, 200 and 300, Kenosha, Wisconsin 53144

On November 28, 2022, Lifted entered into a lease agreement with Ladi for commercial space located at 5732 95th Avenue, Suite 200 and 300, Kenosha, WI 53144 (the “5732 Lease”). The 5732 Lease is used for Lifted’s gummy manufacturing operations.

The 5732 Lease commenced on February 1, 2023. The initial term of the 5732 Lease extends approximately five years (sixty-one months) from February 1, 2023 to February 29, 2028, unless extended or earlier terminated in accordance with the 5732 Lease. While extensions are not prohibited, Lifted does not have the right to unilaterally elect to extend the term of the 5732 Lease for an additional term.

Under the terms of the 5732 Lease, Lifted leases approximately 4,657 square feet of space. Lifted was not required to pay any base square foot charge during February 2023. Lifted is responsible for paying its proportionate share of real estate taxes and other operating costs. Base monthly rent under the 5732 Lease is as follows:

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

Lease of Space Located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted assumed Oculus’ lease of office and operational space in Aztec, New Mexico. The leased premises include a shop building of approximately 4,800 square feet and adjacent fenced parking area located at 16178 US Hwy 550, Aztec, San Juan County, New Mexico. The term of this lease was one year, commencing on December 1, 2022 and ending on November 30, 2023, continuing month-to-month thereafter until terminated. The base lease payment is $3,850 per month. All monthly payments are due and payable in advance on the first day of each month. Lifted is also required to pay taxes, insurance and certain maintenance costs of the leased premises. Since the term was less than twelve months, this lease was not recorded on the Consolidated Balance Sheet, and lease expense is being recognized on a straight-line basis over the lease term.

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	December 31, 2023
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $266,837 in 2023	Non-Current Assets	$626,869

Liability	Balance Sheet Line	December 31, 2023
Operating Lease Liabilities	Current Liabilities	$169,437
	Non-Current Liabilities	$463,623

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Years Ended December 31,
Lease Cost:	2023	2022	2021
Finance lease expense:
Amortization of Right-of-Use Assets	$41,226	$46,273	$49,347
Interest on lease liabilities	85,873	70,507	52,825
Operating lease expense	210,626	$115,239	$15,405
Total	$337,725	$232,019	$117,577

Weighted Average Discount Rate

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history. The Company’s weighted average discount rate for all its right-of-use liabilities as of the end of the reported period is 6.99%.

Maturity Analysis

The following table is the maturity analysis of the Company’s operating and finance leases as of the reported period end.

Maturity Analysis as of December 31, 2023
	Finance	Operating
2024	$-	$208,519
2025	-	191,533
2026	-	197,622
2027	-	110,969
2028	-	12,588
Thereafter	-	-
Total	-	721,231
Less: Present value discount	-	(88,171)
Lease liability	$-	$633,060

Allocation of a Portion of Lease Expense to Finished Goods

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

Bonus to Lifted’s Chief Strategy Officer

Lifted’s Chief Strategy Officer (the “CSO”) hired on July 1, 2021 has developed and implemented certain important strategies which have assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The Company recognized bonus expense related to the bonus earned by the CSO of $526,535 in the fourth quarter of 2023, and at December 31, 2023 and 2022, the bonus payable to the CSO was $688,068 and $265,694, respectively. This bonus is accrued in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

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

Lifted currently is involved in two pending lawsuits, as the defendant:

(1)

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought an unspecified quantity of the Company’s products and that some of the Company’s products exceeded legal limitations for hemp and that all of the Defendants mispresented the nature of the products. The Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. The Company contends that this lawsuit is without merit and intends to vigorously defend the action.

(2)

Loree Perry, Individually and on Behalf of All Others Similarly Situated v. Sheikhani Group, et al – Plaintiff added the Company and four of its officers to a putative class action case against a Texas retailer, several cannabis industry manufacturers, testing companies, and related individuals in the United States District Court for the Eastern District of Texas. The Amended Complaint alleges that Plaintiff bought two of the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those and additional unspecified “many” of the Company’s other products was underreported. The Amended Complaint alleges that all of the Defendants misrepresent the nature of their products and are intentionally engaging in ongoing illegal sales. The Amended Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. The Company contends that this lawsuit is without merit and intends to vigorously defend the action.

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

On November 13, 2023, Lifted received a letter dated November 6, 2023 from the State of Wisconsin Department of Workforce Development (“Department”). The letter stated that the Department had dismissed the case Lifted Liquids, Inc. v. Brian Koff, ERD Case No.: CR202301774; EEOC Case No: 26G202301223. Previously, a disgruntled former Lifted employee had filed an action with the Wisconsin Department of Workforce Development claiming discrimination and retaliation.

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

On October 9, 2023, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit: Lifted Liquids, Inc. v. DEV Distribution, LLC, No, DC-22-15080. In October 2022, Lifted filed an action against Dev Distribution LLC (“Dev”), a vendor who had failed to deliver certain products that Lifted had purchased for $263,938. Dev filed a counterclaim alleging breach of contract. In October 2023, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit in exchange for Dev paying $230,000.00 and providing certain equipment and product.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Years Ended
	December 31,
	2023	2022	2021
Current
Domestic-Federal	$547,506	$1,787,793	$1,080,572
Domestic-State	(117,495)	719,490	618,341
Franchise taxes	51,150	46,243	-
Foreign	-	-	-
	481,161	2,553,526	1,698,913
Deferred
Domestic-Federal	90,482	190,517	(257,461)
Domestic-State	26,422	53,612	(74,090)
Foreign	-	-	-
	116,904	244,129	(331,551)
Total Provision for Income Taxes	$598,065	$2,797,655	$1,367,362

The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required by US GAAP. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s tax returns are subject to examination for the years ended December 31, 2018 through 2023.

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Years Ended
	December 31,
	2023	2022	2021

Domestic-Federal	$568,244	$2,098,733	$1,505,142
State taxes, net of federal benefit	143,498	641,946	433,140
Non-deductible expenses	145,095	(1,291)	7,529
Franchise taxes	51,150	46,243	-
Revision of prior years' provision to return filing	(316,097)	(2,938)	(20,979)
Change in estimated future income tax rates	116,289	(39,355)	(609,673)
Change in valuation allowance	(112,536)	40,465	52,203
Other	2,423	13,851	-
Total Provision for Income Taxes	$598,065	$2,797,655	$1,367,362

Deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,	December 31,
	2023	2022
Deferred Tax Assets:
Stock-based compensation	$2,766,156	$2,754,875
Sales Allowances	167,051	256,650
Spoiled and Written-Off Inventory	9,839	-
Accrued Related Party Expenses	1,036	612
Allowance for Doubtful Accounts	98,746	77,269
Lease Liabilities	4,918	23,060
Less: Valuation allowance for stock-based compensation	(2,642,339)	(2,754,875)
Total Deferred Tax Assets	405,407	357,591

Deferred Tax Liabilities:
Depreciation & Amortization	(425,536)	(270,169)
Goodwill	(9,353)	-
Total Deferred Tax Liabilities	(434,889)	(270,169)

Net Deferred Tax Assets/(Liabilities)	$(29,482)	$87,422

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Annual Report on Form 10-K and has noted the following subsequent events for disclosure purposes:

Termination of Jeeter Agreement

The Jeeter Agreement was terminated effective January 1, 2024 pursuant to a Termination Agreement dated as of March 22, 2024 between Jeeter and Lifted. Pursuant to such Termination Agreement, among other things: Jeeter is obligated to pay Lifted $150,000 upon the signing of such Termination Agreement, and an additional $150,000 within 15 days following the signing of such Termination Agreement; and Jeeter shall arrange and pay for the shipment from Lifted to Jeeter of certain raw goods and finished goods associated with Jeeter branded products that are in Lifted's possession on the date of the signing of such Termination Agreement.

Manufacturing, Sales and Marketing Agreement With Subsidiary of a Large Publicly Traded US Marijuana Company

On or about January 23, 2024, Lifted entered into a Manufacturing, Sales and Marketing Agreement effective as of January 20, 2024 (“Agreement”) with a wholly owned subsidiary of a large, publicly traded US marijuana company that designs and sells hemp-derived vape and gummy products. The Agreement is similar in many respects to the other manufacturing, sales and marketing agreements entered into by Lifted in 2023. Our management does not believe that any of the relationships with the other collaborating companies have had a significant impact on our revenues as no sales under any of the agreements have increased Lifted’s revenues by more than 5%. There is no assurance that this new Agreement, with this new counterparty, will have a greater impact on our revenues than the relationships with the others; however, it may.

Services to be Provided by Lifted Made

Under the terms of the new Agreement with this new counterparty, the parties (“Parties”) have agreed that Lifted will serve as the exclusive manufacturer and distributor of certain 2018 Farm Bill compliant hemp-derived vape products and gummy products in the formulations and to the specifications mutually agreed upon by the Parties (the “Products”). The territory for the sale of the Products is limited to the United States of America (“Territory”). In addition to serving as exclusive manufacturer and distributor of the Products, Lifted will be responsible to sell the Products to customers (“Customers”), and to collect all payments from such Customers for the Products in the Territory during the Term (the “Services”).

Lifted, in its capacity as the exclusive manufacturer and distributor of the Products in the Territory during the Term, shall be an independent contractor and not an agent, representative or employee of the other party. As part of the Services, Lifted shall create a distribution and sub-distribution network for the sale of Products to Customers within the Territory. Neither Party shall have any right or power to represent or bind the other Party with respect to any third party.

Term

The term of the Agreement is eighteen (18) months from the effective date, renewable upon mutual written agreement of the Parties.

Marketing

Under the terms of the Agreement, the other party shall be primarily responsible for marketing the Products and shall pay the costs of such marketing. Lifted Made shall reasonably cooperate in advertising and marketing programs for the Products and shall reasonably cooperate in implementing sales, promotional and merchandising programs for the Products. All promotional discounts shall be subject to the mutual agreement of the Parties.

Quality

Under the terms of the Agreement, Lifted is required to use its best efforts to source materials for production of the Products at the lowest cost, provided such Products shall conform to quality standards consistent with industry standards for such products. Lifted Made is required to ensure the Products fall within certain predefined limits of heavy metals, microbial impurities, mycotoxins, residual pesticides, residual solvents and processing chemicals, as well as additional quality standards communicated to Lifted Made. Any Products failing such quality standards may be rejected. Lifted is also required to manufacture the Products and be responsible for all safety testing and approvals in conformity with the standards and legal requirements applicable to the manufacturing, distribution and sale of any Products and ensuring that all governmentally required reporting (including but not limited to PACT Act reporting) is accurately and timely made, and that all applicable excise taxes and sales taxes (collectively, “Excise and Sales Taxes”) are paid. In the event of any defects in the Products, Lifted shall, at its sole cost and expense, either (i) refund the cost of such Product or (ii) replace the Product, such election to be at the other party’s sole discretion.

Under the terms of the Agreement, all elements of the design, manufacturing, quality, advertising and promotion of the Products shall be mutually agreed upon and approved by the Parties, and Lifted shall submit to the other for approval: (i) any relevant schematic designs, (ii) pre-production samples, (iii) production samples, and (iv) such other specific items as are requested by the other party in its reasonable discretion from time to time for approval, and at all times prior to production and prior to being offered for sale. Products not approved by both Parties to the Agreement shall not go on to the next stage of production and shall not be offered for sale or sold by Lifted Made.

Prices

Under the terms of the Agreement, the Parties have agreed to work together in good faith to determine the sales prices to Customers for the Products and such prices shall be subject to the Parties’ mutual agreement. The Parties have agreed to work together to enact lawful and appropriate pricing strategies, including MSRP and maximum sale prices. Lifted shall make good faith efforts to collect all payments in connection with sales of all Products.

Customers

Under the terms of the Agreement, the Parties have agreed to work together in good faith to determine the Customers to which Lifted is selling the Products, subject to Lifted’s reasonable discretion, provided that the Parties shall regularly evaluate sales targets, accounts receivable, bad debt, and other reasonable factors to determine which Customers to direct Product to, and the other party shall have the right, in its reasonable discretion, to reject and direct Lifted to stop selling to a Customer in the event it deems necessary upon advanced notice to Lifted.

Forecasting

Under the terms of the Agreement, the Parties have agreed to meet monthly to review Products, discuss predicted order volumes, review pricing to Customers, plan marketing and sales efforts, discuss expansion into other states within the Territory, and evaluate additional potential Customers. The Parties shall also use such meetings to agree upon the quantities of raw materials, ingredients and supplies to produce the Products.

Purchase Orders

Under the terms of the Agreement, the other party shall initiate all Purchase Orders. Lifted has the right, in its sole discretion, to accept or reject any Purchase Order. Lifted may accept any Purchase Order by confirming the order via written confirmation and written invoice sent by an authorized agent of Lifted Made, including estimated completion date of the Products contemplated by such Purchase Order.

Excess Demand

Under the terms of the Agreement, in the event the Parties reasonably determine, after good faith discussions, that Lifted cannot accept the volume of Purchase Orders and anticipated demand for the future production of Products at any point during the Term of this Agreement (or in the event Lifted rejects a Purchase Order), the Agreement’s exclusivity shall be automatically waived by Lifted, but only to the extent of such excess demand as reasonably determined by the Parties after good faith discussions. In such a case, the other party shall have the right to work with any manufacturer, in its sole discretion, to meet such excess demand expectations.

Costs of Purchase Order

Under the terms of the Agreement, upon Lifted’s acceptance of a Purchase Order, Lifted is entitled to invoice the other party for 50% of the costs of the Purchase Orders with net 15-day terms. Lifted may only use the 50% down payment for placing orders for materials and production costs, including lab testing, associated with the accepted Purchase Order and for no other purpose. Once the Products are completed and are ready for shipment to Customers, Lifted is entitled to invoice the other party for the remaining 50% of the costs of the Purchase Orders with net 15-day terms.

Cost Recovery and Royalty

Under the terms of the Agreement, once sales of the Products begin, Lifted is required to use all revenue from the sale of the Products (less returns, discounts, refunds, etc.) (“Adjusted Gross Revenue”) to reimburse the other party until the other party has been fully repaid the cost of the Purchase Order. Thereafter, the Parties shall divide the remaining Adjusted Gross Revenue 60/40, with 40% of that Adjusted Gross Revenue going to Lifted Made (the “Royalty”).

Warranty

Under the terms of the Agreement, Lifted represents and warrants (i) that the Products, packaging and labels to be used in the Territory shall comply with all applicable laws, rules and regulations in those US states where sales of such Products are legal; (ii) that the Products shall comply with all federal, state or local laws and regulations relating to the Products’ quality, dosage, labeling, identity, quantity, or packaging; (iii) that the Products will not be adulterated or misbranded within the meaning of any applicable federal or state law or regulation, and will contain all necessary warnings, disclosures or instructions, in each case, pursuant to all applicable laws, rules and regulations; (iv) all third parties Lifted Made engages in connection with the manufacturing, distribution and sale of the Product (e.g., sub-distributors) adhere to all applicable laws, rules and regulations, including without limitation those regarding the importation, child and/or oppressive labor, and the regulation of controlled substances and 2018 Farm Bill; and (v) all Products shall be free from defects in material and workmanship and fit for their intended purpose.

Indemnification

Under the terms of the Agreement, Lifted Made agreed to indemnify the other party for (i) harm, injury, damage or loss arising out of or in connection with the Services, production and manufacture, distribution and/or sale of the Products (including by any third parties engaged by Lifted Made (e.g., sub-distributors)); (ii) harm, injury, damage or loss arising out of or in connection with the use of the Products by any Customer or end-user, to the extent such harm, injury, damage or loss results from a defect in the Products; (iii) any uncured material breach by Lifted Made of any provision hereof; (iv) any violation of any applicable law or government regulation by Lifted Made or any third party engaged by Lifted Made in connection with the Products; and (v) any recall or withdrawal of a Product in accordance with this Agreement. Notwithstanding the forgoing, Lifted Made shall have no indemnification obligation hereunder pursuant to clauses (i), (ii) or (iii) above if such recall, withdrawal or defect arises out of or relates to any misuse, mishandling, or improper storage of, or damage caused to, the Products by anyone other than Lifted Made or its manufacturers/producers, Customers, or any third party engaged by Lifted Made in connection with the Products.

Insurance

During the Term of the Agreement, each Party, at its own expense, is required to procure and maintain in full force and effect its own insurance policy or policies against any loss, liability, product liability, personal injury, death, or property damage, and shall provide certificates of insurance evidencing such coverage to the other Party promptly upon request. Such coverage shall include (1) Comprehensive Commercial General Liability Insurance with limits of $1,000,000 per occurrence and $2,000,000 in aggregate; (2) Worker’s Compensation Insurance in limits required by applicable law; and (3) Product Liability Insurance with minimum limits of $1,000,000 per occurrence and $2,000,000 in aggregate. GL and Product Liability policies shall name the other Party as an additionally insured party.

Termination

At any time during the Term of the Agreement, either party has the option, but not the obligation, to terminate this Agreement at any time, effective upon written notice, in the event the other Party has defaulted on any of its obligations under this Agreement and such default is not cured within thirty (30) days after receipt of written notice specifying the default.

Complaints Filed Against Lifted

Lifted currently is involved in two pending lawsuits, as the defendant:

(1)

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought an unspecified quantity of the Company’s products and that some of the Company’s products exceeded legal limitations for hemp and that all of the Defendants mispresented the nature of the products. The Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. The Company contends that this lawsuit is without merit and intends to vigorously defend the action.

(2)

Loree Perry, Individually and on Behalf of All Others Similarly Situated v. Sheikhani Group, et al – Plaintiff added the Company and four of its officers to a putative class action case against a Texas retailer, several cannabis industry manufacturers, testing companies, and related individuals in the United States District Court for the Eastern District of Texas. The Amended Complaint alleges that Plaintiff bought two of the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those and additional unspecified “many” of the Company’s other products was underreported. The Amended Complaint alleges that all of the Defendants misrepresent the nature of their products and are intentionally engaging in ongoing illegal sales. The Amended Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. The Company contends that this lawsuit is without merit and intends to vigorously defend the action.

 Lease of Space Located at 789 Tech Center Drive, Unit C, Durango, Colorado 81301

On February 27, 2024, Lifted entered into a lease agreement with CR Properties, LLC, (“CR”) for office, manufacturing and warehouse space located at 789 Tech Center Drive, Unit C, Durango, Colorado 81301 (the “789 Tech Lease”).

The initial term of the 789 Tech Lease commenced on March 1, 2024, and will end on February 28, 2025 (“Initial Term”). After the Initial Term, Lifted and CR may renegotiate the lease.

Under the terms of the 789 Tech Lease, Lifted leases a total of approximately 2,205 square feet of space. During the Initial Term, Lifted shall pay CR base annual rent of $30,000, payable in equal monthly installments of $2,500. In addition, as part of the 789 Tech Lease, Lifted paid CR a $5,000 security deposit.

In addition to the base monthly rent, Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs.

Since the Initial Term is twelve months, this lease is not recorded on the Consolidated Balance Sheet, and lease expense is recognized on a straight-line basis over the lease term.

Second Amendment to the Lease of 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144

On March 25, 2024, the Second 58th Lease was amended for a second time (the “Second Amendment to the Second 58th Lease”).

Effective as of April 1, 2024 (the “Expansion Date”), the Second 58th Lease has been expanded to include an additional 23,000 square feet of space, located at 8910 58th Place, Suite 100, Kenosha, Wisconsin 53144 (the “Expansion Area”), for a total revised Second 58th Lease area of approximately 31,000 square feet.

The Expansion Area will be used for office, manufacturing and warehouse space.

Under the Second Amendment to the Second 58th Lease, the term of the Second 58th Lease is extended through May 31, 2029.

Commencing on February 1, 2027, the base monthly rent for Suites 600 and 700 of the Second 58th Lease, exclusive of the Expansion Area (Suite 100), is extended as follows:

Suites 600 and 700
Date	Base Monthly Rent
February 1, 2027 – January 31, 2028	$4,637.41
February 1, 2028 – January 31, 2029	$4,776.53
February 1, 2029 – May 31, 2029	$4,919.83

Commencing on the Expansion Date, the base monthly rent for the Expansion Area (Suite 100) is as follows:

Suite 100
Date	Base Monthly Rent
April 1, 2024 – May 31, 2024	$0.00
June 1, 2024 – March 31, 2025	$16,770.83
April 1, 2025 – March 31, 2026	$17,273.96
April 1, 2026 – March 31, 2027	$17,792.18
April 1, 2027 – March 31, 2028	$18,325.94
April 1, 2028 – March 31, 2029	$18,875.72
April 1, 2029 – May 31, 2029	$19,441.99

Under the Second Amendment to the Second 58th Lease, Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. Pursuant to the Second Amendment to the Second 58th Lease, Lifted is required to remit an additional security deposit of $27,741.51 to Ladi for the Second 58th Lease, bringing the total security deposit paid to Ladi for the Second 58th Lease to $34,141.51.

The effectiveness of the Second Amendment to the Second 58th Lease was contingent upon the successful execution of all three of the following documents:

(i)

the Lease Termination Agreement dated March 18, 2024, by and between Ladi and Lifted for Lifted’s leased space located at 8920 58th Place, Suite 850, Kenosha, Wisconsin 53144 (the “8920 Suite 850 Termination Agreement”),

(ii)

the Lease Termination Agreement dated March 18, 2024, by and between Ladi and Lifted for Lifted’s leased space located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144 (the “the 9560 Suite 360 Termination Agreement”), and

(iii)

the Lease Termination Agreement dated March 18, 2024, by and between Ladi and a third party that currently leases the space located at 8910 58th Place, Suite 100, Kenosha, Wisconsin 53144 (the “8910 Suite 100 Termination Agreement”).

These contingencies were met on or about March 27, 2024.