Form 10-Q
period 2024-03-31
LFTD PARTNERS INC.
filed 2024-05-14
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2024, there were 14,822,678 shares of the registrant’s common stock outstanding.

LFTD Partners Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2024

1

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “LFTD Partners” refer to LFTD Partners Inc. together with its wholly owned subsidiary Lifted Liquids, Inc d/b/a Lifted Made (“Lifted”) and d/b/a Urb Finest Flowers (“Urb”).

Currency

Unless otherwise indicated, all references to “$” in this document refer to United States dollars.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding the Company’s future financial position, performance, operations, business strategy, budgets, projected costs, capital spending, sources of liquidity and financing sources, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made herein. These risks and uncertainties include the “Risk Factors” included in this Quarterly Report on Form 10-Q. Risk factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Any or all of the forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our Annual Report on Form 10-K filed with the SEC on March 29, 2024, that can be read at www.sec.gov.

2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$4,376,185	$4,357,539
Prepaid Expenses	1,340,206	2,509,961
Accounts Receivable, net of allowance of $650,695 in 2024 and $375,417 in 2023	3,901,279	3,586,176
Inventory	7,659,443	10,174,667
Income Tax Receivable	680,367	659,376
Current Portion of Settlement Asset and Receivables	480,698	378,597
Other Current Assets	27,120	2,664
Total Current Assets	18,465,296	21,668,980
Restricted Cash	1,000,000	1,000,000
Goodwill	23,092,794	23,092,794
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	375,466	-
Fixed Assets, less accumulated depreciation of $701,058 in 2024 and $593,531 in 2023	2,888,511	2,996,387
Security and State Licensing Deposits and Bonds	48,471	43,421
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $307,678 in 2024 and $266,837 in 2023	586,027	626,869
Non-Current Portion of Settlement Asset and Receivables	17,000	22,000
Total Assets	$48,369,765	$51,346,651
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	165,727	169,437
Deferred Revenue	853,202	235,891
Minimum Earnout Consideration to be paid pursuant to the Oculus Merger Agreement ($200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share)	1,000,000	1,000,000
Collab Commissions and Royalties Payable	38,227	572,838
Accounts Payable and Accrued Expenses	4,450,754	6,172,655
Accounts Payable - Related Party	1,804	3,938
Preferred Stock Dividends Payable	7,482	7,124
Notes Payable to Surety Bank	519,529	506,061
Interest Payable to Surety Bank	18,204	18,800
Total Current Liabilities	$7,054,927	$8,686,744

Non-Current Liabilities
Operating Lease Liability	428,246	463,623
Net Deferred Tax Liability	-	29,482
Notes Payable to Surety Bank	3,212,943	3,348,790
Total Non-Current Liabilities	$3,641,189	$3,841,896
Total Liabilities	$10,696,116	$12,528,640

Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	3
2,500 shares issued and outstanding at March 31, 2024
2,500 shares issued and outstanding at December 31, 2023
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at March 31, 2024
40,000 shares issued and outstanding at December 31, 2023
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,806	14,806
14,805,678 shares issued and outstanding at March 31, 2024
14,805,678 shares issued and outstanding at December 31, 2023
Additional Paid-in Capital	40,429,213	40,429,213
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at March 31, 2024 and December 31, 2023	470,730	470,730
Accumulated Deficit	(3,241,142)	(2,096,780)
Total Shareholders' Equity	$37,673,649	$38,818,011
Total Liabilities and Shareholders' Equity	$48,369,765	$51,346,651

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Net Sales	$10,666,649	$12,461,793
Cost of Goods Sold	7,282,609	6,813,348
Gross Profit	3,384,040	5,648,445
Operating Expenses
Payroll Expenses	1,602,078	1,874,498
Deferred Contingent Stock Expense	-	2,138,175
Company-Wide Management Bonus Pool	-	233,332
Professional Fees	389,338	348,816
Bank Charges and Merchant Fees	159,138	136,819
Advertising and Marketing	176,660	228,571
Bad Debt Expense	275,278	143,519
Depreciation and Amortization	48,798	38,133
Collab Commission and Royalty Expense	170,915	-
Other Operating Expenses	684,169	611,466
Total Operating Expenses	3,506,374	5,753,329
Income/(Loss) From Operations	(122,334)	(104,884)

Other Income/(Expenses)
Interest Expense	(92,850)	(24,187)
Debt Financing Expenses	(2,773)	-
Dividend Income	1,193	-
Penalties	(133)	(261)
Loss on Disposal of Fixed Assets	(13,946)	-
Loss on Jeeter Collab	(1,349,467)	-
Interest Income	41,354	14,812
Total Other Expenses	(1,416,622)	(9,636)
Loss Before Provision for Income Taxes	(1,538,956)	(114,520)
Provision for Income Taxes	397,952	(27,222)
Net Loss Attributable to LFTD Partners Inc. common stockholders	$(1,141,004)	$(141,742)

Basic Net Loss per Common Share	$(0.08)	$(0.01)
Diluted Net Loss per Common Share	$(0.08)	$(0.01)

Weighted average number of common shares outstanding:
Basic	14,805,678	14,246,745
Diluted	14,805,678	14,246,745

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

						Deferred
					Additional	Contingent		Total
	Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	Equity
Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	$38,762,260	$-	$(4,238,735)	$34,537,671
Issuance of 410,000 of the total 645,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipients			410,000	410	1,358,740	779,025		2,138,175
Series A Preferred Stock dividend payable							(3,329)	(3,329)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(141,742)	(141,742)
Balance, March 31, 2023	44,500	$45	14,512,578	$14,513	$40,121,000	$779,025	$(4,385,286)	$36,529,296

Balance, December 31, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,096,780)	$38,818,011
Series A Preferred Stock dividend payable							(1,862)	(1,862)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Income							(1,141,004)	(1,141,004)
Balance, March 31, 2024	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(3,241,142)	$37,673,649

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities
Net Loss	$(1,141,004)	$(141,742)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Deferred Contingent Stock Compensation Expense	-	2,138,175
Bad Debt Expense	275,278	143,519
Depreciation and Amortization	125,765	77,843
Debt Financing Expenses	2,773	-
Loss on Disposal of Fixed Assets	13,946	-
Loss on Jeeter Collab	1,349,467	-
Spoiled and Written Off Inventory	398,815	131,967
Sales Allowances	(290,284)	(94,751)
Deferred Income Taxes	(404,948)	(149,976)
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(300,097)	22,190
Prepaid Expenses	942,995	303,903
Income Tax Receivable and Payable	(20,990)	167,317
Inventory	256,629	(1,671,501)
Other Current Assets	(29,506)	29,745
Collab Commissions and Royalties Payable	(110,138)	-
Trade Accounts Payable and Accrued Expenses	(1,722,498)	(589,531)
Accounts Payable and Interest Payable to Related Parties	(2,135)	(1,254)
Change in Settlement Asset and Receivables	215,499	46,256
Change in Right Of Use Asset	40,841	35,796
Change in Finance and Operating Lease Liabilities	(39,087)	(6,564)
Deferred Revenue	617,311	(112,187)
Net Cash Provided by Operating Activities	178,633	329,205
Cash Flows From Investing Activities
Net Purchases of Fixed Assets	(31,835)	(368,785)
Net Cash Used in Investing Activities	(31,835)	(368,785)
Cash Flows From Financing Activities
Payments on Surety Bank Loans	(125,152)	-
Payments of Dividends to Preferred Stockholders	(3,000)	(3,000)
Payments on Finance Lease Liability	-	(17,918)
Net Cash Used In Financing Activities	(128,152)	(20,918)
Net Increase/(Decrease) in Cash	18,646	(60,498)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	5,357,539	3,530,623
Cash, Cash Equivalents and Restricted Cash at End of Period	$5,376,185	$3,470,125

	For the Three Months Ended
	March 31,
	2024	2023
Supplemental Cash Flow Information
Cash Paid For Interest	$93,446	$24,187
Cash Paid For Income Taxes	20,991	390

Non-Cash Activities
Right-of-Use assets acquired from inception of Operating Leases	-	180,639

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	4,376,185	3,470,125
Restricted Cash	1,000,000	-
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$5,376,185	$3,470,125

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

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

Ablis, Bendistillery and Bend Spirits

On April 30, 2019, we also closed on the acquisition of 4.99% of the common stock of each of CBD-infused beverages maker Ablis Holding Company (“Ablis”) (www.Ablis.shop), and of distilled spirits manufacturers Bendistillery Inc. d/b/a Crater Lake Spirits (“Bendistillery”) (www.CraterLakeSpirits.com) and Bend Spirits, Inc. (“Bend Spirits”), all located in Bend, Oregon.

Ablis manufactures and sells flavored, lightly carbonated, canned, CBD-infused beverages, “functails” – a term coined by Ablis and which means a beverage crafted with high-quality functional ingredients, CBD-infused muscle rub, among other products.

Bendistillery manufactures and sells straight and flavored vodka and gin and various types of whiskey under its brand Crater Lake Spirits.

Bank Financing and Purchase of Headquarters Building

On December 14, 2023, LFTD Partners and Lifted (together the “Borrower”), jointly borrowed a total of $3,910,000 from Surety Bank, of DeLand, Florida (“Lender”).

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest, and (2) a $910,000 loan at 10% fixed annual interest, the net proceeds of which were used by Lifted to pay a portion of the $1,375,000 purchase price of Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”). The two loans are cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted, in favor of Surety Bank.

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

The Credit Agreement is also subject to certain negative covenants in which the Borrower agreed (subject to certain exceptions) not to, among other things:

•	Become subject to other liens or encumbrances;
•	Change ownership of Lifted without the consent of the Lender;
•	Enter into a merger, acquisition or divestiture;
•	Conduct stock buybacks;
•	Serve as a guarantor;
•	Wind up, liquidate or dissolve;
•	Enter into the purchase, sale, exchange or transfer of property;
•	Permit the outstanding principal balance of the Working Capital Loan to exceed 40% of the fair market value of the collateral securing the Working Capital Loan; or
•	Directly or indirectly issue, assume or create any additional indebtedness on the collateral.

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

Pledge Agreement

Under the Pledge Agreement dated as of December 14, 2023, between the Borrower and the Lender, the Borrower, in connection with the terms of the Credit Agreement, pledges all equity holdings in Lifted, Bendistillery, Inc., Bend Spirits, Inc., and Ablis Holding Company. In the event of default under the Credit Agreement or WC Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

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

Mortgage

Pursuant to the Mortgage dated as of December 14, 2023 (the “Mortgage”), among Lifted in favor of the Lender, in connection with the terms of the Loan Agreement and BL Note, Lifted agreed to a first priority mortgage on the 5511 Building (Parcel Number 08-222-32-410-104). In the event of default under the Loan Agreement or BL Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

Assignment of Rents, Leases, and Security Deposits

Pursuant to the Assignment of Rents, Leases, and Security Deposits dated as of December 14, 2023 (the “Lease Assignment”), among Lifted in favor of the Lender, in connection with the terms of the Loan Agreement and BL Note, Lifted agreed to assign its rights to leases and income from the 5511 Building to Lender. In the event of default under the Loan Agreement or BL Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

Default under any of the agreements described above could have a highly detrimental, if not catastrophic impact on our company.

Consolidated Balance Sheet Presentation of the Working Capital and Business Loans and Maturity Analysis

The following presents the Working Capital and Business Loans in the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Working Capital Loan	$2,881,479	$3,000,000
Business Loan	903,370	910,000
Total principal amount	3,784,849	3,910,000
Less: Unamortized debt financing costs	(52,376)	(55,149)
Less: Current portion of Surety Bank notes	(519,529)	(506,061)
Non-Current portion of Surety Bank notes	$3,212,943	$3,348,790

The following represents aggregate payments due on the Working Capital and Business Loans during each of the five years subsequent to March 31, 2024 and thereafter:

Maturity Analysis as of March 31, 2024:

2024	$657,704
2025	876,939
2026	876,939
2027	876,939
2028	1,618,429
Thereafter	-
Total	4,906,951
Less: Interest portion	(1,122,102)
Total principal amount	$3,784,849

Manufacturing, Sales and Marketing Agreements

During the year ended December 31, 2023 Lifted entered into Manufacturing, Sales and Marketing Agreements with Cali Sweets, LLC (“Cali”), Diamond Supply Co. (“Diamond”), and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”) (collectively, “Agreements”). The terms of these Agreements are described below. The aggregate net revenue related to these Agreements for the quarter ended March 31, 2024 was $502,054.

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

Accounting for the Cali Agreement

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

Lifted shall pay Diamond a royalty of twenty percent (20%) of Adjusted Gross Revenue (defined below) on the initial manufacturing run of each Diamond Product manufactured and sold by Lifted under the Diamond Agreement. The Diamond Agreement defines Adjusted Gross Revenue as revenue on the Diamond Product “less any sales taxes, actual returns, pre-approved discounts, replacements, refunds and credits for returns.”

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

Accounting for the Diamond Agreement

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

Jeeter Agreement

On July 17, 2023, Lifted and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”) entered a Manufacturing, Sales and Marketing Agreement dated as of July 14, 2023 (the “Jeeter Agreement”). Pursuant to the Jeeter Agreement: (1) Jeeter appointed Lifted as its exclusive manufacturer, seller and distributor within the United States of vape, gummies and pre-rolled products containing hemp-derived cannabinoids sold under the Jeeter brand (“Jeeter Products”); (2) Jeeter and Lifted agreed upon the devices, formulation, design, packaging, run costs, and marketing of each of the Jeeter Products; (3) Jeeter and Lifted shared equally the costs of manufacturing, marketing, distributing and insuring the Jeeter Products (“Product Costs”); and (4) the revenue from all Product sales, minus applicable Product offsets and sales commissions (“Aggregate Product Revenue”), were allocated 60% to Jeeter and 40% to Lifted.

The Jeeter Agreement was for an Initial Term of two years, provided that if the completed Product sales during the first year of the Initial Term were a minimum of $48 million (the “Minimum Sales”), then the Initial Term was to automatically continue until the end of the second year of the Initial Term. Jeeter and Lifted could mutually agree in writing to extend the Jeeter Agreement for Renewal Terms of at least one year each, but if not so extended then the Jeeter Agreement was to automatically terminate.

Jeeter could terminate the Jeeter Agreement at any time upon written notice to Lifted upon any of the following: (1) if Lifted failed to achieve the Minimum Sales during any 12 month period; (2) if there was any material change in federal legislation regarding the manufacturing, sale, use or consumption of hemp-derived delta-8-THC that in Jeeter’s sole and absolute determination had an adverse impact upon the Jeeter Agreement; or (3) if Jeeter determined in its sole and absolute discretion that the sale of Jeeter Products under the Jeeter Agreement had or was reasonably likely to have an adverse impact on Jeeter’s delta-9-THC product business.

The Jeeter Agreement provided that if Aggregate Product Revenue achieves $1.5 million or more in a single month, then thereafter so long as Aggregate Product Revenue achieves $9 million or more in each six month period, Lifted was prohibited from directly or indirectly manufacturing, marketing, distributing, promoting or selling pre-rolled joints made from hemp or cannabis in the United States (except under the Jeeter Agreement) during the remaining term of the Jeeter Agreement.

Accounting for the Jeeter Agreement

Regarding the accounting for the Jeeter Agreement: the Company evaluated the principal versus agent considerations in ASC 606, Revenue from Contracts with Customers. The Company considered the following facts to assess whether Lifted had control of the Jeeter Products that are manufactured and distributed pursuant to the Jeeter Agreement:

•

Lifted was the exclusive manufacturer, seller, and distributor of the applicable Jeeter branded products in the USA. To fulfill its obligations pursuant to the agreement, Lifted sourced raw goods, labor, and other resources to manufacture the Jeeter Products at its own facilities and held these raw goods and Jeeter Products in its facilities until the Jeeter Products were sold and shipped to customers. Initially, Lifted was manufacturing all of the Jeeter Products, but in the middle of Q3 2023 Jeeter also began manufacturing joints at its facility after being authorized by Lifted to do so. Nonetheless, Jeeter produced joints during Monday through Friday, and then shipped the finished joints to Lifted’s headquarters in Kenosha on Saturday. Lifted controlled the Jeeter Products until they were then sold and shipped to the customers.

•

Customers’ orders of Jeeter Products were received through Lifted’s website www.urb.shop. Lifted processed these orders, prepared the Jeeter Products for shipment from Lifted’s inventories, and shipped the Jeeter Products directly to the customers. Lifted was responsible for collecting payments from customers but did not guarantee collection, nor the timetable of such collection.

Based on these considerations, the Company concluded that Lifted was the principal relative to Jeeter in the Jeeter Agreement.

Therefore, sales of Jeeter Products were recognized and reported by the Company on a gross basis on the Consolidated Statements of Operations, and once payment was collected from a customer from the sale of Jeeter Products, the Commission Payable to Jeeter was reported as a current liability on the Company’s Consolidated Balance Sheets, and Commission Expense was reported in the Operating Expenses section of the Consolidated Statements of Operations.

Termination of the Jeeter Agreement

The Jeeter Agreement was terminated effective January 1, 2024 pursuant to a Termination Agreement dated as of March 22, 2024 between Jeeter and Lifted. Pursuant to such Termination Agreement, among other things: Jeeter is obligated to pay Lifted $150,000 upon the signing of such Termination Agreement, and an additional $150,000 within 15 days following the signing of such Termination Agreement; and Jeeter shall arrange and pay for the shipment from Lifted to Jeeter of certain raw goods and finished goods associated with Jeeter branded products that are in Lifted's possession on the date of the signing of such Termination Agreement. As a result of the termination, Lifted transferred raw goods and finished goods inventories totaling $1,859,780 to Jeeter and recorded a loss on Jeeter collab in the Consolidated Statement of Operations of $1,349,467 for the three months ended March 31, 2024.

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

The second installment of the Merger Consideration will be paid by Lifted to Chase and Hagan Sanchez following the first anniversary of the closing of the Merger, which will be April 28, 2024. The second installment of the Oculus Merger Consideration will be calculated and paid out as follows:

(1) Lifted’s CEO NWarrender, in consultation with LIFD’s President and CFO WJacobs, will analyze and make a written determination (the “Determination”) of the incremental pre-tax cash flow that NWarrender estimates that the hemp flower products division is generating for Lifted above and beyond the annual profits that are currently being generated for Lifted due to Lifted’s current business relationship with Oculus (the “Incremental Pre-Tax Profits”), after taking into account all relevant financial factors including but not limited to the purchase price of the Purchased Assets, the Merger Consideration, and all items of income, expense and investment directly and indirectly associated with Lifted’s hemp flower products division, which Determination will be final and legally binding on all of the parties; and

(2) Within five days following delivery of the Determination, Lifted will pay Chase and Hagan Sanchez a second installment of Merger Consideration equal to five times the Incremental Pre-Tax Profits, provided that (a) 20% of such second installment of Merger Consideration shall be paid in the form of cash, (b) 80% of such second installment of Merger Consideration shall be paid in the form of unregistered shares of common stock of LIFD, which unregistered shares of common stock of LIFD shall be valued at $5 per share regardless of whether LIFD’s common stock is then trading at a price that is lower or higher than $5 per share, and (c) such second installment of Merger Consideration shall be subject to a minimum value of $1 million dollars (“Minimum Earnout Consideration”) and a maximum value of $6 million dollars (with the stock portion of the second installment of Merger Consideration being valued at $5 per share under all circumstances).

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

As described in NOTE 14 – SUBSEQUENT EVENTS, on May 8, 2024, NWarrender, in consultation with WJacobs, made the Determination that the Incremental Pre-Tax Profits were zero dollars ($0). Consequently, the second installment of Merger Consideration consists of:

(1) Two Hundred Thousand Dollars ($200,000) in cash; and

(2) One Hundred Sixty Thousand (160,000) newly issued shares of unregistered LIFD Common Stock.

On May 13, 2024, the cash component of the second installment of Merger Consideration was paid, and the stock component of the second installment of Merger Consideration was issued.

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

Lease of Space Located at 16178 US Hwy 550, Aztec, New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted assumed Oculus’ lease of office and operational space in Aztec, New Mexico. The leased premises include a shop building of approximately 4,800 square feet and adjacent fenced parking area located at 16178 US Hwy 550, Aztec, New Mexico. The term of this lease was one year, commencing on December 1, 2022 and ending on November 30, 2023, continuing month-to-month thereafter until terminated. The base lease payment is $3,850 per month. All monthly payments are due and payable in advance on the first day of each month. Lifted is also required to pay taxes, insurance and certain maintenance costs of the leased premises. The lease is accounted for as an operating lease. As described in NOTE 14 – SUBSEQUENT EVENTS, the lease of space located at 16178 US Hwy 550, Aztec, New Mexico, was terminated on May 7, 2024.

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

Manufacturing, Sales and Marketing Agreement With Subsidiary of a Large, Publicly Traded US Marijuana Company

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

Purchase Orders

Under the terms of the Agreement, the other party shall initiate all Purchase Orders. Lifted has the right, in its sole discretion, to accept or reject any Purchase Order. Lifted may accept any Purchase Order by confirming the order via written confirmation and written invoice sent by an authorized agent of Lifted, including estimated completion date of the Products contemplated by such Purchase Order.

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

Cost Recovery and Royalty

Under the terms of the Agreement, once sales of the Products begin, Lifted is required to use all revenue from the sale of the Products (less returns, discounts, refunds, etc.) (“Adjusted Gross Revenue”) until the other party has been repaid the cost of the Purchase Order. Thereafter, the Parties shall divide the remaining Adjusted Gross Revenue 60/40, with 40% of that Adjusted Gross Revenue going to Lifted (the “Royalty”).

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

Insurance

During the Term of the Agreement, each Party, at its own expense, is required to procure and maintain in full force and effect its own insurance policy or policies against any loss, liability, product liability, personal injury, death, or property damage, and shall provide certificates of insurance evidencing such coverage to the other Party promptly upon request. Such coverage shall include (1) Comprehensive Commercial General Liability (“GL”) Insurance with limits of $1,000,000 per occurrence and $2,000,000 in aggregate; (2) Worker’s Compensation Insurance in limits required by applicable law; and (3) Product Liability Insurance with minimum limits of $1,000,000 per occurrence and $2,000,000 in aggregate. GL and Product Liability policies shall name the other Party as an additionally insured party.

Termination

At any time during the Term of the Agreement, either party has the option, but not the obligation, to terminate this Agreement at any time, effective upon written notice, in the event the other Party has defaulted on any of its obligations under this Agreement and such default is not cured within thirty (30) days after receipt of written notice specifying the default.

Accounting for the Agreement

Regarding the accounting for the Agreement: the Company has evaluated the principal versus agent considerations in ASC 606, Revenue from Contracts with Customers. Management has considered the following facts to assess Lifted’s position relative to the other party under the Agreement:

An entity is a principal and therefore records revenue on a gross basis if it controls a promised good or service before transferring that good or service to the customer.

An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services.

Management has considered the following facts to assess whether Lifted has control of the Products that are manufactured and distributed pursuant to the Agreement:

• Lifted is the exclusive nationwide manufacturer and distributor of the Products. To fulfill its obligations pursuant to the Agreement, Lifted sources raw goods, labor, and other resources to manufacture the Products at Lifted’s facilities and holds the Products in its facilities until the Products are sold and shipped to customers.

• Customers’ orders of Products are received through Lifted’s website www.urb.shop. Lifted processes these orders, prepares the Products for shipment from Lifted’s warehouse, and ships the Products directly to the customers. Lifted is responsible for the collection of payments from customers, and is responsible for paying the other party 10% of any accounts receivable that are past due by more than 90 days.

Lifted does not include in its inventory the value of the Products, because the other party pays for 100% of the costs of the Products.

The Company concludes that Lifted is the principal relative to the other party in the Agreement.

Sales of Products are recognized and reported by the Company on a gross basis on the Consolidated Statements of Operations, and until such time that the other party has received, in each instance with respect to an applicable Purchase Order, one-hundred percent (100%) of the Purchase Order Amount from Lifted, Lifted will report all of the money received from the other party as a current liability on the Company’s Consolidated Balance Sheets. This current liability account will become smaller as Lifted remits payments to the other party.

After the other party has received 100% of the Purchase Order Amount from Lifted, any Adjusted Gross Revenue will be appropriately allocated and paid 60% to the other party and 40% to Lifted as royalty payments.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The accompanying unaudited interim consolidated financial statements include the accounts of LFTD Partners and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with US GAAP have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, and all adjustments necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Consolidated Statements of Operations, certain expenses are consolidated into the Other Operating Expenses category. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited consolidated financial statements. Actual results could differ from these estimates.

Use of Estimates – The preparation of financial statements in conformity with US GAAP typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include the allowance for doubtful accounts, sales allowance, estimated useful lives of property, plant and equipment, valuation allowance on deferred income tax assets, the earnout liability pursuant to the Oculus Merger Agreement, and the fair value of stock options and warrants.

Cash and Cash Equivalents – Cash and cash equivalents as of the reported period ends include cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Restricted Cash – The Company considers cash balances that are legally restricted as to withdrawal or usage to be restricted cash. The Company’s Business Loan Agreement with Surety Bank requires the Company to maintain a $1,000,000 minimum deposit balance with the bank for the life of the Business Loan, which matures on December 14, 2028 (the “Minimum Deposit Balance”). Failure to maintain the Minimum Deposit Balance constitutes an event of default under the Business Loan Agreement. As of March 31, 2024 and December 31, 2023, the Company recognized $1,000,000, respectively, of its deposit account balance with Surety Bank as restricted cash, which is classified as a non-current asset in the Consolidated Balance Sheet.

Fair Value of Financial Instruments – The historical carrying amount of the financial instruments, which principally include cash, trade receivables, historical accounts payable and accrued expenses, approximates fair value due to the relative short maturity of such instruments.

ASC 820 defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair-value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

The Company’s Investment in SmplyLifted

On September 22, 2020, LFTD Partners Inc. and Lifted and privately held SMPLSTC, Costa Mesa, CA formed an equally-owned new entity called SmplyLifted LLC (“SmplyLifted”), which sold tobacco-free nicotine pouches under the brand name FR3SH.

Lifted had a 50% membership interest in SmplyLifted. The other 50% of SmplyLifted was owned by SMPLSTC and its principals. Under US GAAP, the Company used the equity method to account for its 50% membership interest in SmplyLifted. Under the equity method of accounting, the Company recorded its share (50%) of SmplyLifted’s earnings (or losses) as income (or losses) on the Consolidated Statements of Operations. The Company recorded its initial investment in SmplyLifted, which was $200,000, as an asset at historical cost. Under the equity method, the investment’s value was periodically adjusted to reflect the changes in value due to Lifted’s share in SmplyLifted’s income or losses.

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

Accounts Receivable – Accounts receivable of $3,901,279, net of $650,695 allowance for doubtful accounts, were reported as of March 31, 2024. In comparison, accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were reported at December 31, 2023.

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

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Raw Goods	$4,443,581	$4,962,652
Finished Goods	$3,215,862	$5,212,015
Total Inventory	$7,659,443	$10,174,667

The process of determining obsolete or spoiled inventory involves:

1)	Identifying raw goods that would no longer be used in the manufacture of finished goods;
2)	Identifying expired raw goods;
3)	Identifying finished goods that would no longer be sold or that are slow moving;
4)	Identifying finished goods that are expired; and
5)	Valuing and expensing raw and finished goods that would no longer be sold.

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

At March 31, 2024, $337,181 of overhead costs incurred during the first quarter of 2024 were allocated to finished goods. In comparison, at December 31, 2023, $338,582 of overhead costs incurred during the fourth quarter were allocated to finished goods.

During the quarters ended March 31, 2024, and 2023, $398,815 and $131,967 of obsolete and spoiled inventory was written off, respectively.

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

However, based on the analysis of credits applied to the vape device manufacturer bills in 2023, Lifted received $33,427 more credits than was expected/agreed to per the agreement ($185,024 per year for 2023 and 2024); as such, Lifted’s revised credit going into 2024 was $151,597, and this is amortized quarterly at the rate of $37,899 per quarter.

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

The Company has paid security deposits for its leased facilities located at 8920 58th Place, Suite 850, Kenosha, WI 53144, 8910 58th Place, Suites 100, 600 and 700, Kenosha, WI 53144, 9560 58th Place, Suite 360, Kenosha, WI 53144, 2701-09 West Fulton PH, Chicago, Illinois 60612, 5732 95th Avenue, Suites 100-300, Kenosha, WI 53144, and 789 Tech Center Drive, Unit C, Durango, Colorado 81301.

As part of Lifted’s acquisition of the assets of Oculus, Lifted has assumed Oculus’ lease of office and operational space located at 16178 US Hwy 550, Aztec, New Mexico, and the security deposit that had been previously paid by Oculus to the landlord of this leased space. As described in NOTE 14 – SUBSEQUENT EVENTS, the lease of space located at 16178 US Hwy 550, Aztec, New Mexico, was terminated on May 7, 2024.

The Company has paid security deposits for utilities to various vendors.

State Licensing Deposits – The Company is required to pay deposits for certain licenses in various states.

Revenue – The Company recognizes revenue in accordance with ASC 606. The majority of the Company’s sales are of branded products to distributors, wholesalers, and end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. The majority of the Company’s sales are to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. Distributors primarily sell Lifted’s products to vape and smoke shops, stores specializing in cannabinoid-infused products, convenience stores, health food stores, and other outlets.

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

An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $344,812 and $635,098 were reported at March 31, 2024 and December 31, 2023, respectively. Management believes that an adequate allowance for sales has been made for discounts/refunds as of period end.

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

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended
	March 31,
Location of Sale	2024		2023
Inside of USA	$10,666,649	100%	$12,449,331	99%
Outside of USA	$-	0%	$12,462	1%
Net Sales	$10,666,649	100%	$12,461,793	100%

	For the Three Months Ended
	March 31,
Type of Sale	2024		2023
Net sales of raw materials to customers	$175,922	2%	$2,386	0%
Net sales of products to private label clients	1,608,479	15%	176,720	1%
Net sales of products to wholesalers	2,763,617	26%	2,439,521	20%
Net sales of products to distributors	5,348,891	50%	9,277,585	74%
Net sales of products to end consumers	769,740	7%	565,581	5%
Net Sales	$10,666,649	100%	$12,461,793	100%

	For the Three Months Ended
	March 31,
Hemp vs Non-Hemp Product Sales	2024		2023
Net sales of hemp products	$10,579,759	99%	$11,464,850	92%
Net sales of non-hemp products	86,890	1%	996,943	8%
Net Sales	$10,666,649	100%	$12,461,793	100%

	For the Three Months Ended
	March 31,
Product Type	2024		2023
Vapes	$5,467,103	51%	$5,981,661	48%
Edibles	$3,619,158	34%	$3,863,156	31%
Flower	$669,394	6%	$1,620,033	13%
Cartridges	$856,080	8%	$996,943	8%
Apparel and Accessories	$54,913	1%	$-	0%
Net Sales	$10,666,649	100%	$12,461,793	100%

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

At March 31, 2024, total deferred revenue was $853,202, all of which is expected to be recognized as revenue in 2024. At December 31, 2023, total deferred revenue was $235,891, all of which was recognized as revenue in 2024.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Contract Assets (invoiced but unfulfilled performance obligations)	$445,882	$131,304

Deposits from customers for unfulfilled orders	$407,320	$104,586

Total Deferred Revenue	$853,202	$235,891

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials include ingredients, product components and packaging materials.

Cost of goods sold amounted to $7,282,609 and $6,813,348 during the quarters ended March 31, 2024 and 2023, respectively. $398,815 and $131,967 of cost of goods sold relates to spoiled and obsolete inventory written off during the quarters ended March 31, 2024 and 2023, respectively.

Operating Expenses – Operating expenses include accounts such as payroll expenses, deferred stock compensation expense, the company-wide management bonus pool, management bonuses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commission and royalty expenses, and other operating expenses.

Total operating expenses decreased to $3,506,374 for the quarter ended March 31, 2024, down from $5,753,329 during the quarter ended March 31, 2023. The primary driver for this decrease in operating expenses was that during the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the quarter ended March 31, 2023, was $1,584,208 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge swung our Company from a net income for the first quarter of 2023 of $1,442,466 to a net loss of $141,742. But for this charge, our Company would have reported first quarter 2023 basic and fully diluted EPS of $0.10 and $0.09, respectively.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the quarters ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023
Net Loss	$(1,141,004)	$(141,742)

Weighted average number of common shares outstanding:
Basic	14,805,678	14,246,745
Diluted	14,805,678	14,246,745

Basic Net Loss per Common Share	$(0.08)	$(0.01)
Diluted Net Loss per Common Share	$(0.08)	$(0.01)

As of March 31, 2024, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

As of March 31, 2024, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock; these are included in the diluted earnings calculation.

As of March 31, 2024, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at March 31, 2024 ($2.00/share). There were also 142,000 shares of issuable Deferred Contingent Stock included in the March 31, 2024 diluted EPS calculation. Also included in the March 31, 2024 diluted EPS calculation was the minimum number of shares of common stock (160,000) that will eventually be issued pursuant to the Oculus Merger Agreement. As described in NOTE 14 – SUBSEQUENT EVENTS, on May 8, 2024, NWarrender, in consultation with WJacobs, made the Determination that the Incremental Pre-Tax Profits were zero dollars ($0). Consequently, the second installment of Merger Consideration consists of:

(1) Two Hundred Thousand Dollars ($200,000) in cash; and

(2) One Hundred Sixty Thousand (160,000) newly issued shares of unregistered LIFD Common Stock.

On May 13, 2024, the cash component of the second installment of Merger Consideration was paid, and the stock component of the second installment of Merger Consideration was issued.

As of March 31, 2023, in addition to our outstanding common stock, we had issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share. Regarding the aforementioned warrants to purchase 2,280,000 shares of our common stock at an exercise price of $5.00 per share: of the total, warrants to purchase 2,255,000 shares of our common stock were vested as of March 31, 2023, while the remaining warrants to purchase 25,000 shares of our common stock were not vested and were subject to certain conditions and requirements as of March 31, 2023.

As of March 31, 2023, the Company had 4,500 shares of Series A Preferred Stock outstanding convertible into 450,000 shares of common stock; these are not included in the diluted earnings calculation because the effect of including them would have been anti-dilutive.

As of March 31, 2023, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5/share) was higher than the stock closing price at March 31, 2023 ($2.35/share).

Recent Accounting Pronouncements – On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, that the updated standard will have on the consolidated financial statements.

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

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the quarter ended March 31, 2024, the Company incurred $176,660 in advertising and marketing expenses, which primarily related to marketing campaigns, trade shows, and promotional products. In comparison, during the quarter ended March 31, 2023, the Company incurred $228,571 in advertising and marketing expenses, which primarily related to trade shows, marketing, and promotional products and public relations.

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

Accounting for Operating and Finance Lease Right-of-Use Assets – In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). The amended guidance, which was effective for the Company on January 1, 2019, requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet; lease expense for these types of leases are recognized on a straight-line basis over the lease term. Options to extend or terminate a lease are not included in the determination of the right-of-use asset or lease liability unless it is reasonably certain to be exercised. Lifted adopted ASU 2016-02 using the modified retrospective approach, electing the package of practical expedients.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $3,241,142 as of March 31, 2024. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The regulatory risks and uncertainties associated with Lifted's cannabinoid-infused products, vaping and nicotine products industries, together with the other significant risks described in our 2023 Annual Report on Form 10-K filed with the SEC on March 29, 2024, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern.

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

No assurance or guarantee whatsoever can be given that the net income of the Company’s wholly owned subsidiary Lifted will be sufficient to allow the Company to pay all of its operating expenses, its financial obligations under its loan agreements with Surety Bank, the dividends accruing and being paid on the Company’s preferred stock, future company-wide management bonus pool payments, and other obligations.

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

Customer Concentration Risk – During the quarter ended March 31, 2024, five customers made up approximately 27% of Lifted’s sales. In comparison, during the quarter ended March 31, 2023, five customers made up approximately 26% of Lifted’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the quarter ended March 31, 2024, approximately 71% of the Inventory that Lifted purchased was from five vendors. In comparison, during the quarter ended March 31, 2023, approximately 79% of the Inventory that Lifted purchased was from five vendors.

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

On April 23, 2024, the management of LFTD Partners had a video conference with the officers of Ablis, Bendistillery and Bend Spirits. During this meeting, the management of those companies discussed the performance of Ablis, Bendistillery and Bend Spirits during the quarter ended March 31, 2024. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time.

The Company’s Investment in SmplyLifted LLC

During February 24, 2020 through December 31, 2020, the Company recognized a loss of $4,429 from its 50% membership interest in SmplyLifted, and wrote down the value of its investment in SmplyLifted to $195,571. During the year ended December 31, 2021, the Company recognized a loss of $195,571 from its 50% membership interest in SmplyLifted. At December 31, 2021, Lifted wrote off its receivables from SmplyLifted, and its loans to SmplyLifted, which totaled $388,727.

On February 9, 2022, Lifted signed an Agreement to sell its 50% membership interest in SmplyLifted to Corner Vapory LLC, an affiliate of NWarrender, CEO of Lifted, for $1, plus ninety-nine percent (99%) of any and all payments and other consideration received or owed to Corner Vapory LLC in regard to SmplyLifted’s existing inventory of tobacco-free nicotine pouches. Lifted had the option to re-purchase the 50% membership interest in SmplyLifted LLC from Corner Vapory LLC for $1,000 in cash at any time on or before December 31, 2032. However, Lifted never exercised this option, and SmplyLifted was dissolved on November 28, 2022, due to insolvency.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	March 31, 2024	December 31, 2023
Building	$805,545	$805,545
Land	$430,754	$430,754
Machinery & Equipment	$1,441,425	$1,473,609
Furniture & Fixtures	$107,509	$107,509
Computer Equipment	$18,979	$18,979
Building & Leasehold Improvements	$613,229	$581,394
Vehicles	$117,047	$117,047
Trade Show Booths	$55,081	$55,081
Sub-total:	$3,589,569	$3,589,918

Less: accumulated depreciation	$(701,058)	$(593,531)
	$2,888,511	$2,996,387

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

After allocating depreciation of machinery and equipment and 5511 Building of $76,966 for the quarter as overhead to finished goods, depreciation expense of $48,798 was recognized during the three months ended March 31, 2024.

In comparison, after allocating depreciation of machinery and equipment of $33,230 for the quarter as overhead to finished goods, depreciation expense of $33,813 was recognized during the three months ended March 31, 2023.

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

NOTE 7 – INTANGIBLE ASSETS, NET

Website

The cost of developing Lifted’s website, www.urb.shop, which was previously www.LiftedMade.com, was amortized over 32 months. No amortization related to the website was recognized during the three months ended March 31, 2024 and 2023, since the website intangible asset was fully amortized as of December 31, 2022.

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

The sublessor is Lifted’s former Chief Strategy Officer. The sublease is structured so that the sublessor's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that the sublessor does not realize a cashflow profit or loss from the sublease.

The sublease is currently operating on a month-to-month basis. Since the term is less than twelve months, this lease is not recorded on the Consolidated Balance Sheet, and lease expense is recognized on a straight-line basis over the lease term.

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee. Mr. Warrender is also a Director of LFTD Partners Inc. During the quarters ended March 31, 2024 and 2023, $13,846 and $13,846, respectively, in wages were paid to Mr. Warrender. As of March 31, 2024 and 2023, $1,804 and $975 in expense reimbursements were owed to Mr. Warrender, respectively.

Robert T. Warrender III

Mr. Robert T. Warrender III is NWarrender’s brother, and Director Mr. Robert T. Warrender II’s son. From January 9, 2023 until July 1, 2023, Mr. Warrender worked for Lifted as an employee in sales; previously, Mr. Warrender operated as an independent contractor of Lifted. During the quarter ended March 31, 2023, $9,231 in compensation was paid to Mr. Warrender.

Outside Director Fees

Each of the Company’s outside directors, including Mr. Vincent J. Mesolella, Dr. Joshua A. Bloom, Mr. Richard E. Morrissy, Dr. James S. Jacobs, and Mr. Kevin J. Rocio, received quarterly director fees of $4,000 in each of the quarters ended March 31, 2024 and 2023.  Dr. Jacobs is the brother of CEO GJacobs and the uncle of President and CFO WJacobs.

William C. “Jake” Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through March 31, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

Nicholas S. Warrender

Purchase of 5511 95th Avenue, Kenosha, Wisconsin 53144

Toward the end of 2020, NWarrender, through his assigned entity 95th Holdings, LLC ("Holdings"), purchased a building located at 5511 95th Avenue, Kenosha, Wisconsin 53144 (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that our wholly owned subsidiary Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to variation based on a formula agreed upon by the parties. Pursuant to the Omnibus Agreement with NWarrender on December 30, 2021, Lifted was obligated to purchase the 5511 Building from Holdings on or before December 31, 2022 for a fixed purchase price of $1,375,000.

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

Landlord was an entity owned by NWarrender, who is the largest stockholder of the Company as beneficial owner of 3,900,455 shares of common stock. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Mr. Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender was able to benefit through his entity Holdings by receiving rent and by eventually selling the 5511 Building to Lifted.

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owned a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both of which were located in Kenosha, Wisconsin and were customers of Lifted. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. In the past, Lifted sold products to Corner Vapory from time-to-time; however, Lifted did not sell any products to Corner Vapory LLC during the quarters ended March 31, 2024 and 2023.

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

As of March 31, 2024, 63,650 shares of Series A Preferred Stock have been converted into a total of 6,365,000 shares of common stock of the Company, which leaves 2,500 shares of Series A Preferred Stock currently outstanding, convertible into 250,000 shares of common stock of the Company.

As of March 31, 2024 and December 31, 2023, the Company has accrued a liability of $4,190 and $5,328, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock. During the quarters ended March 31, 2024 and 2023, a total of $3,000 and $3,000, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of March 31, 2024, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of March 31, 2024 and December 31, 2023, the Company has accrued a liability of $3,292 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the quarters ended March 31, 2024 and 2023, no cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Through March 31, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients.

The following is a summary of share-based compensation, stock option and warrant activity as of March 31, 2024 and changes during the quarter then ended:

		Weighted-Average	Weighted-Average Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2023	3,612,198	$3.85	1.07	$357,008

Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, March 31, 2024	3,612,198	$3.85	0.82	$170,500
Outstanding Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants, March 31, 2024	3,612,198	$3.85	0.82	$170,500

Cancellation of Warrants Issued in Connection with the Acquisition of Lifted Made

On February 24, 2023, warrants to purchase 15,000 shares of unregistered common stock of the Company were cancelled because the Warrant recipient was no longer continuously employed by Lifted or was no longer a contractor, consultant, paid advisor, or informal paid advisor of Lifted.

NOTE 10 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Lease and Purchase of Building Located at 5511 95th Ave, Kenosha, Wisconsin 53144

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

Prior to the signing of the Acceleration Agreement, the Finance Lease Right-of-Use Asset was to be amortized over its useful life (39 years) on a prospective basis from the Modification Date. That is, the Finance Lease Right-of-Use Asset was previously amortized over the lease term, but given mandatory purchase by December 31, 2022, the Finance Lease Right-of-Use Asset was to be amortized over 39 years starting on the Modification Date. As a result of the signing of the Acceleration Agreement, the accounting for the Finance Lease Right-of-Use Asset was adjusted accordingly.

Lifted purchased the Premises from Landlord on December 14, 2023, for $1,375,000 in cash as previously agreed upon, and as a result, the Company derecognized the Finance Lease Right-of-Use Asset and recognized the Premises as Land and Building on the Consolidated Balance Sheet. For more information, refer to the section “Bank Financing and Purchase of Headquarters Building” in NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC., above.

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

The term of the 58th Lease commenced on October 1, 2021. The initial term of the 58th Lease was to be three years, unless earlier terminated in accordance with the terms and conditions of the 58th Lease. While extensions were not prohibited, Lifted did not have the right to unilaterally elect to extend the term of the 58th Lease for an additional term.

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

The 58th Lease was terminated as of midnight on March 31, 2024 in conjunction with Lifted entering into the Second Amendment to the Second 58th Lease (defined below) on March 25, 2024. The terms and conditions of the Second Amendment to the Second 58th Lease are described below in the section “Second Amendment to the Second 58th Lease” under “Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144”.

Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144

On November 17, 2021, Lifted entered into a lease agreement with TI for office and warehouse space located at 8910 58th Place, Suites 600 & 700, Kenosha, WI 53144 (the “Second 58th Lease”). Subsequent to Lifted entering into the Second 58th Lease, the property was sold to Ladi; thus Ladi is the current landlord. The Second 58th Lease space is used for raw goods storage.

The term of the Second 58th Lease commenced on January 1, 2022. The initial term of the Second 58th Lease was to be five years, unless extended or earlier terminated in accordance with the Second 58th Lease. While extensions were not prohibited, Lifted did not have the right to unilaterally elect to extend the term of the Second 58th Lease for an additional term.

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

Under the Second Amendment to the Second 58th Lease, Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. Pursuant to the Second Amendment to the Second 58th Lease, Lifted is required to remit an additional security deposit of $27,741.51 to Ladi for the Second 58th Lease, bringing the total security deposit paid to Ladi for the Second 58th Lease to $34,141.51. The additional security deposit of $27,741.51 was paid on April 4, 2024.

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

Lease of Space Located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144

On May 31, 2022, Lifted entered into another lease agreement with TI for office and warehouse space located at 9560 58th Place, Suite 360, Kenosha, WI 53144 (the “Third 58th Lease”). Subsequent to Lifted entering into the Third 58th Lease, the property was sold to Ladi; thus Ladi is the current landlord. The Third 58th Lease is used for manufacturing, as well as office space.

The term of the Third 58th Lease commenced on July 1, 2022 (the “Commencement Date”). The initial term of the Third 58th Lease was five years from the Commencement Date, ending on June 30, 2027, unless extended or earlier terminated in accordance with the Lease. While extensions were not prohibited, Lifted did not have the right to unilaterally elect to extend the term of the Third 58th Lease for an additional term.

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

The Third 58th Lease was terminated as of midnight on March 31, 2024 in conjunction with Lifted entering into the Second Amendment to the Second 58th Lease (defined above) on March 25, 2024. The terms and conditions of the Second Amendment to the Second 58th Lease are described above in the section “Second Amendment to the Second 58th Lease” under “Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144”.

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

The sublessor is Lifted’s former Chief Strategy Officer. The sublease is structured so that the sublessor's lease payment obligations to the landlord are passed on to Lifted on a dollar-for-dollar basis, such that the sublessor does not realize a cashflow profit or loss from the sublease.

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

Under the terms of the 5732 Lease, Lifted leases approximately 4,657 square feet of space. Lifted was not required to pay any base square foot charge during February 2023. Lifted is responsible for paying its proportionate share of real estate taxes and other operating costs. Prior to the First Amendment to the 5732 Lease, as described below, the base monthly rent under the 5732 Lease was as follows:

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

Lease of Space Located at 16178 US Hwy 550, Aztec, New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted assumed Oculus’ lease of office and operational space in Aztec, New Mexico. The leased premises include a shop building of approximately 4,800 square feet and adjacent fenced parking area located at 16178 US Hwy 550, Aztec, New Mexico. The term of this lease was one year, commencing on December 1, 2022 and ending on November 30, 2023, continuing month-to-month thereafter until terminated. The base lease payment is $3,850 per month. All monthly payments are due and payable in advance on the first day of each month. Lifted is also required to pay taxes, insurance and certain maintenance costs of the leased premises. Since the term was less than twelve months, this lease was not recorded on the Consolidated Balance Sheet, and lease expense is being recognized on a straight-line basis over the lease term. As described in NOTE 14 – SUBSEQUENT EVENTS, the lease of space located at 16178 US Hwy 550, Aztec, New Mexico, was terminated on May 7, 2024.

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

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2024
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $307,678 in 2024	Non-Current Assets	$586,027

Liability	Balance Sheet Line	March 31, 2024
Operating Lease Liabilities	Current Liabilities	$165,727
	Non-Current Liabilities	428,246

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended March 31,
Lease Cost:	2024	2023
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$10,800
Interest on lease liabilities	-	24,162
Operating lease expense	55,314	$44,708
Total	$55,314	$79,670

Weighted Average Discount Rate

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history. The Company’s weighted average discount rate for all its right-of-use liabilities as of the end of the reported period is 7.01%.

Maturity Analysis

The following table is the maturity analysis of the Company’s operating and finance leases as of the reported period end.

Maturity Analysis as of March 31, 2024

	Finance	Operating
2024	$-	$154,956
2025	-	191,406
2026	-	197,490
2027	-	115,471
2028	-	12,588
Thereafter	-	-
Total	-	671,911
Less: Present value discount	-	(77,938)
Lease liability	$-	$593,973

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

Bonus to Lifted’s Chief Strategy Officer

Lifted’s former Chief Strategy Officer (the “CSO”), who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. At March 31, 2024, the bonus payable to the CSO was $163,333. In comparison, at December 31, 2023, the bonus payable to the CSO was $688,068. This bonus is accrued in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

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

Lifted currently is involved in two pending lawsuits, as the defendant:

(1)

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought an unspecified quantity of the Company’s products and that some of the Company’s products exceeded legal limitations for hemp and that all of the Defendants misrepresented the nature of the products. The Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. Plaintiff has filed an amended complaint changing the testing company but maintaining similar claims. The Company contends that this lawsuit is without merit and intends to vigorously defend the action.

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

Dismissal of Koff v Lifted Made

On November 13, 2023, Lifted received a letter dated November 6, 2023 from the State of Wisconsin Department of Workforce Development (“Department”). The letter stated that the Department had dismissed the case Koff v Lifted Made. Previously, a disgruntled former Lifted employee had filed an action with the Wisconsin Department of Workforce Development claiming discrimination and retaliation.

Settlement Agreement with Girish GPO, Inc.

On November 9, 2023, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit: Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe. The Company had filed an action in a case styled “Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow by the Law Offices of Saul Roffe. The Company also sought approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The Company has obtained a $30,000 default judgment against the Law Offices of Saul Roffe and is attempting to collect on the judgment. The action against Girish GPO has been resolved with the Girish defendants agreeing to pay the Company $34,000 over time.

Settlement Agreement With Dev Distribution, LLC

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

Amendment to Settlement With Dev Distribution, LLC

As described in NOTE 14 – SUBSEQUENT EVENTS, on April 1, 2024, the Company entered into an Addendum to Settlement Agreement and Mutual Release (“Addendum”) with Dev. Under the Addendum, the total consideration to be paid by Dev has been increased from $230,000 to $240,000, and the end date of the monthly settlement payment schedule (“Monthly Payments”) has been extended from the earlier of May 1, 2024 or the closing date of Dev’s sale of its assets, of the sale of some or all of the membership interests owned by its current members, or of obtaining a loan or other cash infusion (a “Cash Event”), to the earlier of April 10, 2025, or the date of a Cash Event. Similar to the original Settlement Agreement and Mutual General Release, in the event of a Cash Event, Dev shall be obligated to contemporaneously pay Lifted $240,000 less any Monthly Payments made by Dev to Lifted up to the point of such Cash Event.

Settlement Agreement With Edgar Martha

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Current
Domestic-Federal	$-	$117,702
Domestic-State	-	50,005
Franchise taxes	6,996	9,491
Foreign	-	-
	6,996	177,198
Deferred
Domestic-Federal	(320,763)	(114,535)
Domestic-State	(84,185)	(35,441)
Foreign	-	-
	(404,948)	(149,976)
Total Provision/(Benefit) for Income Taxes	$(397,952)	$27,222

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Three Months Ended
	March 31,
	2024	2023

Domestic-Federal	$(324,651)	$(24,049)
State taxes, net of federal benefit	(85,458)	(7,410)
Non-deductible expenses	4,910	49,339
Franchise taxes	6,996	9,491
Change in estimated future income tax rates	(22,328)	(4,927)
Change in valuation allowance	22,580	4,778
Total Provision/(Benefit) for Income Taxes	$(397,952)	$27,222

Deferred tax assets and liabilities as of March 31, 2024 and December 31, 2023 were as follows:

	March 31,	December 31,
	2024	2023
Deferred Tax Assets:
Stock-based compensation	$2,789,794	$2,766,156
Operating loss carry forwards	381,737	-
Sales Allowances	91,471	167,051
Spoiled and Written-Off Inventory	-	9,839
Accrued Related Party Expenses	479	1,036
Allowance for Doubtful Accounts	172,615	98,746
Lease Liabilities	5,424	4,918
Interest Carryforward	13,661	-
Less: Valuation allowance for stock-based compensation	(2,664,919)	(2,642,339)
Total Deferred Tax Assets	790,262	405,407

Deferred Tax Liabilities:
Depreciation & Amortization	(401,827)	(425,536)
Goodwill	(12,969)	(9,353)
Total Deferred Tax Liabilities	(414,796)	(434,889)

Net Deferred Tax Assets/(Liabilities)	$375,466	$(29,482)

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q and has noted the following subsequent events for disclosure purposes:

Amendment to Settlement With Dev Distribution, LLC

On April 1, 2024, the Company entered into an Addendum to Settlement Agreement and Mutual Release (“Addendum”) with Dev. Under the Addendum, the total consideration to be paid by Dev has been increased from $230,000 to $240,000, and the end date of the monthly settlement payment schedule (“Monthly Payments”) has been extended from the earlier of May 1, 2024 or the closing date of Dev’s sale of its assets, of the sale of some or all of the membership interests owned by its current members, or of obtaining a loan or other cash infusion (a “Cash Event”), to the earlier of April 10, 2025, or the date of a Cash Event. Similar to the original Settlement Agreement and Mutual General Release, in the event of a Cash Event, Dev shall be obligated to contemporaneously pay Lifted $240,000 less any Monthly Payments made by Dev to Lifted up to the point of such Cash Event.

Stock Buyback Transactions and Cancellations

On April 2, 2024, LFTD Partners signed a Stock Buyback Agreement to purchase 25,000 shares of common stock of the Company from a Lifted employee for $1.68 per share, for a total purchase price of $42,000. On April 3, 2024, all such 25,000 shares were purchased by the Company and immediately cancelled.

On April 8, 2024, LFTD Partners signed a Stock Buyback Agreement to purchase 18,000 shares of common stock of the Company from a Lifted employee for $1.68 per share, for a total purchase price of $30,240. On April 10, 2024, all such 18,000 shares were purchased by the Company and immediately cancelled.

On April 9, 2024, LFTD Partners signed a Stock Buyback Agreement to purchase 100,000 shares of common stock of the Company from a Lifted employee for $1.68 per share, for a total purchase price of $168,000. On April 10, 2024, all such 100,000 shares were purchased and immediately cancelled.

Second Amendment to the Second 58th Lease

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

Under the Second Amendment to the Second 58th Lease, Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. Pursuant to the Second Amendment to the Second 58th Lease, Lifted is required to remit an additional security deposit of $27,741.51 to Ladi for the Second 58th Lease, bringing the total security deposit paid to Ladi for the Second 58th Lease to $34,141.51. The additional security deposit of $27,741.51 was paid on April 4, 2024.

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

Second Installment of Merger Consideration

On May 8, 2024, NWarrender, in consultation with WJacobs, made the Determination that the Incremental Pre-Tax Profits were zero dollars ($0). Consequently, the second installment of Merger Consideration consists of:

(1) Two Hundred Thousand Dollars ($200,000) in cash; and

(2) One Hundred Sixty Thousand (160,000) newly issued shares of unregistered LIFD Common Stock.

On May 13, 2024, the cash component of the second installment of Merger Consideration was paid, and the stock component of the second installment of Merger Consideration was issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

The following Management’s Discussion and Analysis (“MD&A”) section includes a discussion of our results of operations, liquidity and financial condition and certain factors that may affect our future results. In addition to historical financial information, the following MD&A contains forward-looking statements and forward-looking information, as defined under applicable United States securities laws, that reflect our plans, estimates and beliefs. This MD&A is supplemental to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements, and the risk factors, consolidated financial statements and related, accompanying notes that appear in LFTD Partners’ 2023 Annual Report on Form 10-K, which was filed with the SEC on March 29, 2024. As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information. The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding the Company’s future financial position, performance, operations, business strategy, budgets, projected costs, capital spending, sources of liquidity and financing sources, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made herein. These risks and uncertainties include the “Risk Factors” included in this Quarterly Report on Form 10-Q. Risk factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q.

Any or all of the forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our Annual Report on Form 10-K filed with the SEC on March 29, 2024, that can be read at www.sec.gov.

Significant Financial Obligations and Acute Regulatory Risks

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc. had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $3,241,142 as of March 31, 2024. LFTD Partners Inc. currently is making significant payments of interest and principal on its loans from Surety Bank, and is accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. In addition, as extensively discussed in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 29, 2024, we are subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

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

Overview

Please refer to NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC. for more information.

Liquidity and Capital Resources

On February 24, 2020, the Company acquired 100% of the ownership interests of Lifted. All of the Company’s sales are generated by the Company’s wholly owned subsidiary Lifted; LFTD Partners by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery, Ablis or Bend Spirits.

The Company's cash needs for working capital, capital expenditures, growth opportunities, the payments of Series A and Series B Preferred Stock dividends, bonuses, its financial obligations under its loan agreements with Surety Bank, and other obligations, are expected to be met with current cash on hand and cash flows provided by operating activities.

The Company has a history of losses as evidenced by the accumulated deficit at March 31, 2024 of $3,241,142. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31,
	2024	2023
Net Cash Provided by Operating Activities	$178,633	$329,205
Net Cash Used in Investing Activities	(31,835)	(368,785)
Net Cash Used In Financing Activities	(128,152)	(20,918)

Cash Flows From Operating Activities

Net cash provided by operating activities was $178,633 for the quarter ended March 31, 2024. During the quarter ended March 31, 2024, net cash provided by operating activities primarily resulted from net loss of $1,141,004, which includes non-cash expenses of $1,470,813, offset by decreases in working capital items of $151,176. Non-cash expenses are primarily related to the loss of $1,349,467 related to the termination of the Jeeter collaboration.

In comparison, net cash provided by operating activities was $329,205 for the quarter ended March 31, 2023. During the quarter ended March 31, 2023, net cash provided by operating activities primarily resulted from a net loss of $141,742, which includes non-cash expenses of $2,246,777, offset by increases in working capital items of $1,775,830. Non-cash expenses are primarily related to $2,138,175 of stock compensation expense. Working capital of $1,671,501 was used to purchase inventory.

Cash Flows From Investing Activities

Net cash used in investing activities was $31,835 and $368,785 during the quarters ended March 31, 2024 and 2023, respectively, and was due to the net purchase of fixed assets in both periods.

Cash Flows From Financing Activities

During the quarter ended March 31, 2024, net cash used in financing activities was $128,152, consisting of payments on the Surety Bank loans of $125,152, and payments of preferred stock dividends totaling $3,000.

In comparison, during the quarter ended March 31, 2023, net cash used in financing activities was $20,918, driven by payments of preferred stock dividends and payments on the finance lease liability.

During the quarter ended March 31, 2024, net cash increased by $18,646. In comparison, during the quarter ended March 31, 2023, net cash decreased by $60,498.

Comparison of the balance sheet as of March 31, 2024 and December 31, 2023

The following table summarizes our Company’s current assets, current liabilities and working capital as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Current Assets	$18,465,296	$21,668,980
Current Liabilities	7,054,927	8,686,744
Working Capital	11,410,369	12,982,236

As of March 31, 2024, we had cash and cash equivalents of $4,376,185; in comparison, as of December 31, 2023, we had cash and cash equivalents of $4,357,539.

As of March 31, 2024, we reported prepaid expenses of $1,340,206, primarily consisting of prepaid inventory of $1,146,570. In comparison, as of December 31, 2023, we reported prepaid expenses of $2,509,961 primarily consisting of prepaid inventory of $2,317,799.

Accounts receivable of $3,901,279, net of $650,695 allowance for doubtful accounts, were outstanding as of March 31, 2024. In comparison, accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were outstanding as of December 31, 2023.

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $344,812 and $635,098 were reported as of March 31, 2024 and December 31, 2023, respectively. A primary impetus for the need of a sales allowance and a reduction in accounts receivable as of March 31, 2024 and December 31, 2023 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived cannabinoid products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

As of March 31, 2024, we had inventory of $7,659,443; in comparison, as of December 31, 2023, we had inventory of $10,174,667. In the first quarter of 2024, raw goods and finished goods inventories totaling $1,859,780 were transferred to Jeeter as part of Lifted’s termination of its collaboration agreement with Jeeter, and $398,815 of obsolete and spoiled inventory was written off.

Total current assets as of March 31, 2024 of $18,465,296 were adequate for us to fund current operations.

As of March 31, 2024 and December 31, 2023, our other assets primarily included goodwill of $23,092,794, which was comprised of $22,292,767 of goodwill from the acquisition of Lifted on February 24, 2020, and $800,027 of goodwill from the purchase of nearly all of the assets of its hemp flower products supplier Oculus CRS, LLC in April 2023.

Also, as of both March 31, 2024 and December 31, 2023, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. Net fixed assets as of March 31, 2024 and December 31, 2023 were $2,888,511 and $2,996,387, respectively.

In addition, as of both March 31, 2024 and December 31, 2023, our other assets also included restricted cash of $1,000,000. We are required by our Business Loan Agreement with Surety Bank to maintain a minimum depository balance of $1,000,000 with Surety Bank for the duration of our Business Loan. The Business Loan matures on December 14, 2028.

As of March 31, 2024, current liabilities of $7,054,927 primarily consisted of accounts payable and accrued expenses of $4,450,754, Minimum Earnout Consideration of $1,000,000 to be paid pursuant to the Oculus Merger Agreement ($200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share), the current portion of the notes payable to Surety Bank of $519,529, and deferred revenue of $853,202.

As described in NOTE 14 – SUBSEQUENT EVENTS, on May 8, 2024, NWarrender, in consultation with WJacobs, made the Determination that the Incremental Pre-Tax Profits were zero dollars ($0). Consequently, the second installment of Merger Consideration consists of:

(1) Two Hundred Thousand Dollars ($200,000) in cash; and

(2) One Hundred Sixty Thousand (160,000) newly issued shares of unregistered LIFD Common Stock.

On May 13, 2024, the cash component of the second installment of Merger Consideration was paid, and the stock component of the second installment of Merger Consideration was issued.

As of December 31, 2023, current liabilities of $8,686,744 primarily consisted of accounts payable and accrued expenses of $6,172,655, Minimum Earnout Consideration of $1,000,000 to be paid pursuant to the Oculus Merger Agreement ($200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share), collab commissions and royalties payable of $572,838, the current portion of the notes payable to Surety Bank of $506,061, and deferred revenue of $235,891.

In prior years, the Company’s payables have been greater than its cash on hand. Prior to the Company’s acquisition of Lifted, the Company had inconsistent income-generating ability and was therefore reliant on raising money from loans or stock sales.

The Company had an accumulated deficit of $3,241,142 and $2,096,780 as of March 31, 2024 and December 31, 2023, respectively.

Comparison of operations for the three months ended March 31, 2024 to March 31, 2023

During the three months ended March 31, 2024, net sales decreased to $10,666,649 compared to $12,461,793 for the three months ended March 31, 2023. Reasons for the decrease in net sales from 2023 to 2024 include, but are not limited to: prohibition of, or tighter regulation of, intoxicating hemp-derived products has been adopted or proposed in many states that are significant markets for Lifted, including Florida; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids per unit at a lower price point; and other competing brands paying distributors and wholesalers for valuable shelf space.

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended
	March 31,
Location of Sale	2024		2023
Inside of USA	$10,666,649	100%	$12,449,331	99%
Outside of USA	$-	0%	$12,462	1%
Net Sales	$10,666,649	100%	$12,461,793	100%

	For the Three Months Ended
	March 31,
Type of Sale	2024		2023
Net sales of raw materials to customers	$175,922	2%	$2,386	0%
Net sales of products to private label clients	1,608,479	15%	176,720	1%
Net sales of products to wholesalers	2,763,617	26%	2,439,521	20%
Net sales of products to distributors	5,348,891	50%	9,277,585	74%
Net sales of products to end consumers	769,740	7%	565,581	5%
Net Sales	$10,666,649	100%	$12,461,793	100%

	For the Three Months Ended
	March 31,
Hemp vs Non-Hemp Product Sales	2024		2023
Net sales of hemp products	$10,579,759	99%	$11,464,850	92%
Net sales of non-hemp products	86,890	1%	996,943	8%
Net Sales	$10,666,649	100%	$12,461,793	100%

	For the Three Months Ended
	March 31,
Product Type	2024		2023
Vapes	$5,467,103	51%	$5,981,661	48%
Edibles	$3,619,158	34%	$3,863,156	31%
Flower	$669,394	6%	$1,620,033	13%
Cartridges	$856,080	8%	$996,943	8%
Apparel and Accessories	$54,913	1%	$-	0%
Net Sales	$10,666,649	100%	$12,461,793	100%

Gross profit for the three months ended March 31, 2024 and 2023 was $3,384,040 and $5,648,445, respectively. Gross margin percentage was 32% and 45% for the three months ended March 31, 2024 and 2023, respectively.

Write-offs of Inventory

Lifted's industry is constantly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products, especially new products. This leaves Lifted exposed to significant risks of purchasing unneeded raw materials and of manufacturing unneeded inventory. During the quarters ended March 31, 2024 and 2023, $398,815 and $131,967, respectively, of obsolete and spoiled inventory was written off.

Deferred Contingent Stock

During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash, after-tax charge of $1,584,208 swung our Company from a net income for the quarter of $1,442,466 to a net loss of $141,742. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.10 and $0.09, respectively, for the first quarter of 2023. No deferred contingent stock compensation expense was reported during the three months ended March 31, 2024.

Payroll Expenses

During the quarters ended March 31, 2024 and 2023, the Company reported $1,602,078 and $1,874,498 of payroll expenses. Lifted’s former CSO, who was hired on July 1, 2021, and separated from Lifted on April 30, 2024, had developed and implemented certain important strategies which had assisted Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. During the quarters ended March 31, 2024 and 2023, bonuses earned by the CSO were $163,333 and $312,340, respectively.

Company-Wide Management Bonus Pool

During the quarter ended March 31, 2024, there was no reported Company-Wide Management Bonus Pool expense. In comparison, during the quarter ended March 31, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis.

Advertising and Marketing Expenses

During the quarter ended March 31, 2024, the Company incurred $176,660 in advertising and marketing expenses, which primarily related to marketing campaigns, trade shows, and promotional products. In comparison, during the quarter ended March 31, 2023, the Company incurred $228,571 in advertising and marketing expenses, which primarily related to trade shows, marketing, and the cost of promotional items.

Bad Debt Expense

Bad debt expense increased to $275,278 during the quarter ended March 31, 2024, from $143,519 during the quarter ended March 31, 2023.

Collaboration Commission and Royalty Expense

For the quarter ended March 31, 2024, the Company reported collaboration commission and royalty expense of $170,915. No collaboration commission and royalty expense was reported during the quarter ended March 31, 2023.

Other Operating Expenses

Other Operating Expenses increased to $684,169 during the quarter ended March 31, 2024, from $611,466 during the quarter ended March 31, 2023. Other Operating Expenses include, for example, lab supplies, dues and subscriptions, meals and entertainment, insurance expenses, repairs and maintenance, and state license & filing fees. The annual cost of certain insurance policies that the Company has in place are based on the Company’s revenue; as such, these policies are costly for the Company.

Other Expenses

Other Expenses increased to $1,416,622 during the quarter ended March 31, 2024, from $9,636 during the quarter ended March 31, 2023. The increase in Other Expenses was primarily driven by the $1,349,467 loss related to the termination of the Jeeter collaboration. In comparison, during the quarter ended March 31, 2023, total, net non-operating Other Expenses of $9,636 primarily consisted of interest expense of $24,187, offset by interest income of $14,812

Net Loss

Net Loss for the quarter ended March 31, 2024 was $1,141,004, compared to a Net Loss for the quarter ended March 31, 2023 of $141,742.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Critical Accounting Policies

Critical accounting policies are discussed in NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

Tax Provision

Please refer to NOTE 13 – INCOME TAXES for more information about the Company’s first quarter 2024 tax provision.

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

Although our total revenues for the quarters ended March 31, 2024 and 2023 were not materially impacted by COVID-19, it is possible that our revenues may be negatively impacted in future periods by COVID-19 and its variants, or by other potential pandemics. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2024.

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

During March 2024, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of March 31, 2024 was not effective. Management identified the following material weaknesses as of March 31, 2024:

(1)

There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

(2)

There are not effective policies and procedures in place to provide adequate, independent oversight over financial reporting, timely preparation, and review of accounting records, and there is a lack of segregation of duties.

(3)	There are insufficient review processes related to the compiling and valuation of inventory.

Management is continually working to improve the effectiveness of our internal control over financial reporting.  Our actions have included the following to improve controls over our financial statement preparation and reporting process:

(1)

We have enhanced certain resources available within our accounting team. We hired a Chief Financial Officer of Lifted who is specifically responsible for overseeing the financial reporting processes of Lifted. We have also engaged a licensed, external certified public accountant who advises and assists us with various aspects of the financial reporting process, including at our direction, objectively reviewing work product significant to the closing of our financial statements.

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

Notwithstanding the existence of the material weaknesses as described above, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Description of Legal Proceedings

Lifted currently is involved in three pending lawsuits, one as the plaintiff, and two as the defendant. Please refer to NOTE 11 – LEGAL PROCEEDINGS for more information.

ITEM 1A. RISK FACTORS

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2023 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment, except as follows:

(1) The House and Senate of the State of Florida have passed legislation that, if not vetoed by the Governor of Florida, and if not stayed by court order, could materially adversely affect our sales of hemp-derived cannabinoid-infused products in Florida. In addition, opponents of our industry are known to be lobbying for similar legislation in other jurisdictions including but not limited to the states of Illinois and Texas, and if such legislation becomes law, it could materially adversely affect our sales of hemp-derived cannabinoid-infused products in those jurisdictions and the trading price of our common stock; and

(2) The visibility and trading volume of our common stock are low, and any material increase in such visibility and trading volume is likely dependent upon our ability to list our common stock on a recognized stock exchange, but our ability to satisfy the listing requirements for a recognized stock exchange cannot be guaranteed or assured. A continued inability to satisfy the listing requirements for a recognized stock exchange could materially adversely affect the visibility, trading volume, and trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Deferred Contingent Stock

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger. Now that certain conditions and requirements have been met, starting on February 24, 2023, the deferred contingent stock has begun to be issued to certain recipients of the deferred contingent stock who have instructed the Company to issue to them their respective, earned deferred contingent stock. Through March 31, 2024, 503,000 shares of deferred contingent stock have been issued to certain recipients of deferred contingent stock, including 200,000 shares of deferred contingent stock to WJacobs. See NOTE 9 – SHAREHOLDERS’ EQUITY for more information.

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

On April 28, 2023, Lifted purchased nearly all of the assets (the “Purchased Assets”) of its hemp flower products supplier Oculus CRS, LLC, Aztec, New Mexico.

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

The second installment of the Merger Consideration will be paid by Lifted to Chase and Hagan Sanchez following the first anniversary of the closing of the Merger, which was April 28, 2024.

As described in NOTE 14 – SUBSEQUENT EVENTS, on May 8, 2024, NWarrender, in consultation with WJacobs, made the Determination that the Incremental Pre-Tax Profits were zero dollars ($0). Consequently, the second installment of Merger Consideration consists of:

(1) Two Hundred Thousand Dollars ($200,000) in cash; and

(2) One Hundred Sixty Thousand (160,000) newly issued shares of unregistered LIFD Common Stock.

On May 13, 2024, the cash component of the second installment of Merger Consideration was paid, and the stock component of the second installment of Merger Consideration was issued.

The Company relied on the exemption from registration contained in Section 4(2) of the Securities Act for the issuance of the shares of common stock described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None; not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

ITEM 5. OTHER INFORMATION

None; not applicable.

ITEM 6. EXHIBITS.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing, Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky
10.80	Credit Agreement
10.81	Promissory Note ($3,000,000 Loan)
10.82	Security Agreement
10.83	Collateral Assignment Agreement
10.84	Pledge Agreement
10.85	Business Loan Agreement
10.86	Promissory Note ($910,000 Loan)
10.87	Mortgage
10.88	Assignment of Rents, Leases, and Security Deposits
10.89	Lease of 789 Tech Center Drive, Unit C, Durango, Colorado 81301
10.90	Second Amendment to Lease of 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144
10.91	Jeeter Termination Agreement

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated May 15, 2024
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFTD Partners Inc.

Dated: May 14, 2024	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

