Form 10-Q
period 2024-06-30
LFTD PARTNERS INC.
filed 2024-08-14
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2024, there were 14,822,678 shares of the registrant’s common stock outstanding.

LFTD Partners Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2024

2

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our Annual Report on Form 10-K for the year ended December 21, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 21, 2023, filed with the SEC on March 29, 2024, that can be read at www.sec.gov.

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,613,788	$4,357,539
Dividend Receivable from Bendistillery, Inc.	1,193	-
Prepaid Expenses	1,149,664	2,509,961
Accounts Receivable, net of allowance of $1,815,971 in 2024 and $375,417 in 2023	3,205,388	3,586,176
Inventory	7,348,485	10,174,667
Income Tax Receivable	680,367	659,376
Current Portion of Settlement Asset and Receivables	316,347	378,597
Other Current Assets	4,752	2,664
Total Current Assets	16,319,984	21,668,980
Restricted Cash	1,000,000	1,000,000
Goodwill	23,092,794	23,092,794
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	514,006	-
Fixed Assets, less accumulated depreciation of $813,493 in 2024 and $593,531 in 2023	2,982,422	2,996,387
Security and State Licensing Deposits and Bonds	59,630	43,421
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $118,665 in 2024 and $266,837 in 2023	1,227,416	626,869
Non-Current Portion of Settlement Asset and Receivables	7,000	22,000
Total Assets	$47,099,452	$51,346,651
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	209,116	169,437
Deferred Revenue	866,435	235,891
Minimum Earnout Consideration pursuant to the Oculus Merger Agreement ($200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share)	-	1,000,000
Collab Commissions and Royalties Payable	98,674	572,838
Accounts Payable and Accrued Expenses	3,531,521	6,172,655
Accounts Payable - Related Party	2,000	3,938
Preferred Stock Dividends Payable	6,335	7,124
Notes Payable to Surety Bank	532,553	506,061
Interest Payable to Surety Bank	16,620	18,800
Total Current Liabilities	$5,263,255	$8,686,744
Non-Current Liabilities
Operating Lease Liability	1,053,881	463,623
Net Deferred Tax Liability	-	29,482
Notes Payable to Surety Bank	3,075,472	3,348,790
Total Non-Current Liabilities	$4,129,353	$3,841,896
Total Liabilities	$9,392,608	$12,528,640
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	3
2,500 shares issued and outstanding at June 30, 2024
2,500 shares issued and outstanding at December 31, 2023
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at June 30, 2024
40,000 shares issued and outstanding at December 31, 2023
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,823	14,806
14,822,678 shares issued and outstanding at June 30, 2024
14,805,678 shares issued and outstanding at December 31, 2023
Additional Paid-in Capital	40,988,956	40,429,213
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at June 30, 2024 and December 31, 2023	470,730	470,730
Accumulated Deficit	(3,767,706)	(2,096,780)
Total Shareholders' Equity	$37,706,844	$38,818,011
Total Liabilities and Shareholders' Equity	$47,099,452	$51,346,651

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Sales	$9,487,299	$12,522,542	$20,153,948	$24,984,335
Cost of Goods Sold	5,933,058	6,886,185	13,215,667	13,699,533
Gross Profit	3,554,241	5,636,357	6,938,281	11,284,802
Operating Expenses
Payroll Expenses	1,470,421	1,778,329	3,072,499	3,652,827
Deferred Contingent Stock Expense	-	-	-	2,138,175
Company-Wide Management Bonus Pool	-	-	-	233,332
Professional Fees	232,387	256,328	621,725	605,144
Bank Charges and Merchant Fees	146,162	140,731	305,300	277,550
Advertising and Marketing	190,126	250,178	366,786	478,749
Bad Debt Expense	1,165,275	77,981	1,440,553	221,500
Depreciation and Amortization	49,435	44,989	98,233	83,122
Collab Commission and Royalty Expense	238,385	-	409,300	-
Other Operating Expenses	644,795	715,147	1,328,964	1,326,613
Total Operating Expenses	4,136,986	3,263,683	7,643,360	9,017,012
Income/(Loss) From Operations	(582,745)	2,372,674	(705,079)	2,267,790
Other Income/(Expenses)
Gain on Lease Modification	9,622	-	9,622	-
Interest Income	41,013	10,664	82,367	25,476
Interest Expense	(90,487)	(24,364)	(183,337)	(48,551)
Dividend Income	2,386	1,193	3,579	1,193
Settlement Income	10,000	-	10,000	-
Debt Financing Expenses	(2,773)	-	(5,546)	-
Penalties	(647)	(11,431)	(780)	(11,692)
Loss on Disposal of Fixed Assets	(37,986)	-	(51,932)	-
Loss on Jeeter Collab	-	-	(1,349,467)	-
Loss on Deposits	(6,121)	-	(6,121)	-
Total Other Expenses	(74,993)	(23,938)	(1,491,615)	(33,574)
Income/(Loss) Before Provision for Income Taxes	(657,738)	2,348,736	(2,196,694)	2,234,216
Provision for Income Taxes	134,526	(689,275)	532,478	(716,497)
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$(523,212)	$1,659,461	$(1,664,216)	$1,517,719

Basic Net Income/(Loss) per Common Share	$(0.04)	$0.11	$(0.11)	$0.10
Diluted Net Income/(Loss) per Common Share	$(0.04)	$0.10	$(0.11)	$0.09

Weighted average number of common shares outstanding:
Basic	14,759,282	14,512,648	14,782,480	14,380,431
Diluted	14,759,282	16,689,846	14,782,480	16,557,629

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid-in	Contingent Stock	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	Equity
Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	$38,762,260	$-	$(4,238,735)	$34,537,671
Issuance of 410,000 of the total 645,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipients			410,000	410	1,358,740	779,025		2,138,175
Series A Preferred Stock dividend payable							(3,329)	(3,329)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(141,742)	(141,742)
Balance, March 31, 2023	44,500	$45	14,512,578	$14,513	$40,121,000	$779,025	$(4,385,286)	$36,529,296

Series A Preferred Stock dividend payable							(3,366)	(3,366)
Series B Preferred Stock dividend payable							(1,497)	(1,497)
Payment of the first installment of Merger Consideration (the issuance of 100 shares of common stock) pursuant to the Oculus Merger Agreement, on April 28, 2023			100	0.10	208.90			209
Net Income							1,659,461	1,659,461
Balance, June 30, 2023	44,500	$45	14,512,678	$14,513	$40,121,209	$779,025	$(2,730,688)	$38,184,103

Balance, December 31, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,096,780)	$38,818,011
Series A Preferred Stock dividend payable							(1,862)	(1,862)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(1,141,004)	(1,141,004)
Balance, March 31, 2024	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(3,241,142)	$37,673,649
Series A Preferred Stock dividend payable							(1,858)	(1,858)
Series B Preferred Stock dividend payable							(1,495)	(1,495)
Common stock buybacks and immediate cancellations between April 2, 2024 and April 9, 2024			(143,000)	(143)	(240,097)			(240,240)
Payment of the stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024			160,000	160	799,840			800,000
Net Loss							(523,212)	(523,212)
Balance, June 30, 2024	42,500	$43	14,822,678	$14,823	$40,988,956	$470,730	$(3,767,706)	$37,706,844

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities
Net Income/(Loss)	$(1,664,216)	$1,517,719
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities
Deferred Contingent Stock Compensation Expense	-	2,138,175
Bad Debt Expense	1,440,553	221,500
Depreciation and Amortization	250,617	173,806
Settlement Income	(10,000)	-
Debt Financing Expenses	5,546	-
Gain on Lease Modification	(9,622)	-
Loss on Disposal of Fixed Assets	51,932	-
Loss on Jeeter Collab	1,349,467	-
Loss on Deposits	6,121	-
Spoiled and Written Off Inventory	1,050,005	174,256
Sales Allowance	(531,582)	(571,687)
Deferred Income Taxes	(543,488)	86,424
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(528,183)	6,395
Prepaid Expenses	1,133,536	757,484
Dividend Receivable from Bendistillery, Inc.	(1,193)	-
Income Tax Receivable and Payable, net	(20,990)	(356,246)
Inventory	(83,603)	(4,472,138)
Other Current Assets	(24,418)	29,707
Collab Commissions and Royalties Payable	(49,690)	-
Accounts Payable and Accrued Expenses	(2,643,314)	(233,989)
Accounts Payable and Interest Payable to Related Parties	(1,938)	(368)
Change in Settlement Asset and Receivables	399,850	92,512
Change in Right Of Use Asset	102,169	78,987
Change in Finance and Operating Lease Liabilities	(63,157)	(34,933)
Deferred Revenue	630,544	28,275
Net Cash Provided by/(Used in) Operating Activities	244,945	(364,121)
Cash Flows From Investing Activities
Net Cash Paid as Part of the Oculus Transaction	(200,000)	(342,068)
Net Purchases of Fixed Assets	(288,584)	(695,831)
Net Cash Used in Investing Activities	(488,584)	(1,037,898)
Cash Flows From Financing Activities
Payments on Surety Bank Loans	(252,371)	-
Payments of Dividends to Preferred Stockholders	(7,500)	(13,499)
Purchase of Shares of Common Stock	(240,240)	-
Payments on Finance Lease Liability	-	(35,836)
Other Financing Activities	-	(30,000)
Net Cash Used In Financing Activities	(500,111)	(79,335)
Net Decrease in Cash	(743,751)	(1,481,355)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	5,357,539	3,530,623
Cash, Cash Equivalents and Restricted Cash at End of Period	$4,613,788	$2,049,268

	For the Six Months Ended
	June 30,
	2024	2023
Supplemental Cash Flow Information
Cash Paid For Interest	$185,517	$48,551
Cash Paid For Income Taxes	20,991	946,936

Non-Cash Activities
Right-of-Use assets acquired from inception of Operating Leases	830,297	296,209
Issuance of stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024	800,000	-

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	3,613,788	2,049,268
Restricted Cash	1,000,000	-
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$4,613,788	$2,049,268

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

Lifted Made

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”). Lifted manufactures and sells hemp-derived and psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand. Products currently sold by Lifted under its Urb brand include, for example: vapes and cartridges, gummies, joints and blunts.

In the latter half of the second quarter of 2024, Lifted launched Mielos, a new brand of health and wellness products that do not contain hemp derivatives.

Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) and Cali Sweets hemp-derived products. Lifted is also the exclusive manufacturer and seller in the USA of hemp-derived products for a subsidiary of a large, publicly traded US marijuana company.

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

Ablis manufactures and sells flavored, lightly carbonated canned beverages, including “functails” – a term coined by Ablis which means a beverage crafted with hemp-derived THC and/or CBD, and other high-quality functional ingredients such as caffeine from guarana, L-theanine and ashwagandha. Ablis also sells CBD-infused muscle rub, among other products.

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

The Company desires to have all of its operations under one roof at the 5511 Building in order to become more efficient. The Company has hired and paid an architectural and construction company (the “Construction Company”) which has created a preliminary design for expanding the 5511 Building by approximately 30,000 square feet. The Construction Company has provided a preliminary estimate that the potential expansion could cost the Company approximately $3,500,000. Neither the management nor the Board of Directors of the Company has committed to such potential expansion, but it is under consideration.

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

Pledge Agreement

Under the Pledge Agreement dated as of December 14, 2023, between the Borrower and the Lender, the Borrower, in connection with the terms of the Credit Agreement, pledges all equity holdings in Lifted, Bendistillery Inc., Bend Spirits, Inc., and Ablis Holding Company. In the event of default under the Credit Agreement or WC Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

$910,000 Loan

Business Loan Agreement

Pursuant to the Business Loan Agreement dated as of December 14, 2023 (the “Loan Agreement”), among the Borrower and the Lender, the Lender agreed to loan $910,000 (the “Business Loan”) to the Borrower. The Business Loan requires that Borrower shall maintain a minimum 1.50x Debt Service Coverage Ratio (“DSCR”) based on Borrower tax returns. The DSCR shall be tested annually, beginning with the 2023 return. The DSCR shall be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. The Business Loan also requires Borrower to maintain its primary operating accounts with a $1,000,000 minimum deposit account balance with the Lender for the life of the Business Loan. The Business Loan also requires a Promissory Note, Mortgage and Assignment of Rents, Leases, and Security Deposits described below.

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

Default under any of the agreements described above could have a highly detrimental, if not catastrophic impact on our company.

Consolidated Balance Sheet Presentation of the Working Capital and Business Loans and Maturity Analysis

The following presents the Working Capital and Business Loans in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Working Capital Loan	$2,760,812	$3,000,000
Real Estate Loan	896,817	910,000
Total principal amount	3,657,629	3,910,000
Less: Unamortized debt financing costs	(49,604)	(55,149)
Less: Current portion of Surety Bank notes	(532,553)	(506,061)
Non-Current portion of Surety Bank notes	$3,075,472	$3,348,790

The following represents aggregate payments due on the Working Capital and Business Loans during each of the five years subsequent to June 30, 2024 and thereafter:

Maturity Analysis as of June 30, 2024

2024	$438,470
2025	876,939
2026	876,939
2027	876,939
2028	1,618,429
Thereafter	-
Total	4,687,716
Less: Interest portion	(1,030,087)
Total principal amount	$3,657,629

Manufacturing, Sales and Marketing Agreements

During the year ended December 31, 2023, Lifted entered into Manufacturing, Sales and Marketing Agreements with Cali Sweets, LLC (“Cali”), Diamond Supply Co. (“Diamond”), and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”); and, on or about January 23, 2024, Lifted entered into a Manufacturing, Sales and Marketing Agreement effective as of January 20, 2024 with a wholly owned subsidiary of a large, publicly traded US marijuana company (collectively, “Agreements”). The terms of these Agreements are described below. As of June 30, 2024, all of the Agreements were in effect, except for the Jeeter Agreement, which had been terminated on January 1, 2024. The aggregate net revenue related to these Agreements for the six months ended June 30, 2024 was $1,517,968.

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

F-9

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

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

Asset Purchase Agreement

On April 28, 2023, Lifted purchased nearly all of the assets (the “Purchased Assets”) of its hemp flower products supplier Oculus CRS, LLC, Aztec, New Mexico (“Oculus”) for $342,068, net of $26,420 cash acquired. The Purchased Assets included, but were not limited to, Oculus’ operational equipment, office equipment, raw materials, inventory, cash on hand, accounts receivable, and a contract (the “Machine Purchase Contract”) to purchase, for a total of $309,213 (the “Machine Purchase Price”), a new machine that was ready for delivery, and that when delivered and installed was expected to be used to automate a substantial portion of the manufacturing of the hemp flower products. $99,910 of the Machine Purchase Price had already been paid by Oculus, leaving $209,303 as the remaining portion of the Machine Purchase Price (the “Machine Purchase Final Payment”).

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

The Merger consideration (the “Merger Consideration”) was paid by Lifted to Chase and Hagan Sanchez in two installments.

The first installment of the Merger Consideration was paid by Lifted to Chase and Hagan Sanchez at the closing of the Merger, and consisted of 100 shares of unregistered common stock of LIFD.

The second installment of the Merger Consideration was paid by Lifted to Chase and Hagan Sanchez following the first anniversary of the closing of the Merger, which was April 28, 2024. The second installment of the Oculus Merger Consideration was calculated and paid out as follows:

(1) Lifted’s CEO NWarrender, in consultation with LIFD’s President and CFO WJacobs, analyzed and made a written determination (the “Determination”) of the incremental pre-tax cash flow that NWarrender estimated that the hemp flower products division had generated for Lifted above and beyond the annual profits that previously had been generated for Lifted due to Lifted’s former business relationship with Oculus (the “Incremental Pre-Tax Profits”), after taking into account all relevant financial factors including but not limited to the purchase price of the Purchased Assets, the Merger Consideration, and all items of income, expense and investment directly and indirectly associated with Lifted’s hemp flower products division, which Determination will be final and legally binding on all of the parties; and

(2) Within five days following delivery of the Determination, Lifted paid Chase and Hagan Sanchez a second installment of Merger Consideration equal to five times the Incremental Pre-Tax Profits, provided that (a) 20% of such second installment of Merger Consideration was to be paid in the form of cash, (b) 80% of such second installment of Merger Consideration was to be paid in the form of unregistered shares of common stock of LIFD, which unregistered shares of common stock of LIFD was to be valued at $5 per share regardless of whether LIFD’s common stock is then trading at a price that is lower or higher than $5 per share, and (c) such second installment of Merger Consideration was subject to a minimum value of $1 million dollars (“Minimum Earnout Consideration”) and a maximum value of $6 million dollars (with the stock portion of the second installment of Merger Consideration having been valued at $5 per share under all circumstances).

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

Employment Agreements

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, all of the Management Corp.’s rights and obligations under the Employment Agreements have been assumed by Lifted. Chase and Hagan Sanchez are the Vice President of Flower and General Manager of Flower of Lifted, respectively, and continue to manage the hemp flower products division within Lifted in Durango, CO, reporting to NWarrender. Pursuant to Chase Sanchez’s employment agreement, his salary is $150,000 per year. Hagan Sanchez’s salary is $100,000 per year. Both agreements are subject to termination with or without cause, non-solicitation, non-competition and non-disclosure clauses.

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

Lease of Space Located at 16178 US Hwy 550, Aztec, New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted assumed Oculus’ lease of office and operational space at 16178 US Hwy 550, Aztec, New Mexico (the “Aztec Lease”). The Aztec Lease included a shop building of approximately 4,800 square feet and adjacent fenced parking area. The term of the Aztec Lease was one year, commencing on December 1, 2022 and ending on November 30, 2023, continuing month-to-month thereafter until terminated. The base lease payment was $3,850 per month. All monthly payments were due and payable in advance on the first day of each month. Lifted was also required to pay taxes, insurance and certain maintenance costs of the Aztec Lease. The Aztec Lease was accounted for as an operating lease. The Aztec Lease was terminated on May 7, 2024.

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

Capital Raise

We currently have in excess of four million dollars of cash on hand. Nevertheless, we may deem it necessary or desirable in the future to raise additional capital in order to build our available working capital, to close future acquisitions, to potentially expand the 5511 Building, or to pay other corporate obligations. No guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

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

Use of Estimates – The preparation of financial statements in conformity with US GAAP typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include, but are not limited to, the allowance for doubtful accounts, sales allowance, estimated useful lives of property, plant and equipment, valuation allowance on deferred income tax assets, and the fair value of stock options and warrants.

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

Restricted Cash – The Company considers cash balances that are legally restricted as to withdrawal or usage to be restricted cash. The Company’s Business Loan Agreement with Surety Bank requires the Company to maintain a $1,000,000 minimum deposit balance with the bank for the life of the Business Loan, which matures on December 14, 2028 (the “Minimum Deposit Balance”). Failure to maintain the Minimum Deposit Balance constitutes an event of default under the Business Loan Agreement. As of June 30, 2024 and December 31, 2023, the Company recognized $1,000,000, respectively, of its deposit account balance with Surety Bank as restricted cash, which is classified as a non-current asset in the Consolidated Balance Sheets.

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

The Company’s Investments in Ablis, Bendistillery and Bend Spirits

The Company’s investments in Ablis, Bendistillery and Bend Spirits are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company owns less than 20% of the equity ownership of each of these entities and has no substantial influence over the management of the businesses. In accordance with US GAAP, the Company does not consolidate its financial statements with those of Ablis, Bendistillery and Bend Spirits.

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

Prepaid Expenses – Prepaid expenses relate primarily to advance payments made for purchases of inventory; prepaid inventory is transferred to inventory when the purchased items are received by the Company. Other expenses, such as prepaid commercial property insurance and prepaid health and dental insurance, among others, are also recognized as prepaid expenses when advance payments are made for services that will be performed in periods subsequent to the balance sheet date. Prepaids for these other expenses are recognized as expenses ratably over the applicable service period.

Accounts Receivable – As of June 30, 2024, accounts receivable of $3,205,388, net of $1,815,971 allowance for doubtful accounts, were reported. In comparison, as of December 31, 2023, accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were reported.

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

In performing its CECL Model Analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. As of June 30, 2024, the Allowance for Doubtful Accounts is $1,815,971, which is the total of the invoices older than 90 days as of June 30, 2024, because this figure is larger than the Bad Debt Calc ($125,513). Management believes that Lifted’s Allowance for Doubtful Accounts has been conservatively analyzed and prepared and is appropriate as of reporting period end.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Raw Goods	$3,950,153	$4,962,652
Finished Goods	$3,398,332	$5,212,015
Total Inventory	$7,348,485	$10,174,667

The process of determining obsolete or spoiled inventory involves:

1)	Identifying raw goods that would no longer be used in the manufacture of finished goods;
2)	Identifying expired raw goods;
3)	Identifying finished goods that would no longer be sold or that are slow moving;
4)	Identifying finished goods that are expired; and
5)	Valuing and expensing raw and finished goods that would no longer be sold.

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

As of June 30, 2024, $406,182 of overhead costs incurred during the second quarter of 2024 were allocated to finished goods. In comparison, as of December 31, 2023, $338,582 of overhead costs incurred during the fourth quarter were allocated to finished goods.

During the quarters ended June 30, 2024 and 2023, $651,190 and $42,289, respectively, of obsolete and spoiled inventory was written off. During the six months ended June 30, 2024, and 2023, $1,050,005 and $174,256 of obsolete and spoiled inventory was written off, respectively.

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

However, based on an analysis of credits applied to the vape device manufacturer bills in 2023, Lifted received $33,427 more credits than was expected/agreed to per the agreement ($185,024 per year for 2023 and 2024); as such, Lifted’s revised credit going into 2024 was $151,597, and this was to be amortized quarterly at the rate of $37,899 per quarter.

Based on another analysis of credits applied to vape device manufacturer bills through June 30, 2024, Lifted received $9,851 more credits than was expected; as such, Lifted’s revised credit as of June 30, 2024 was $103,847, and this is expected to be amortized quarterly at the rate of $51,924 per quarter.

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

Security and State Licensing Deposits and Bonds – The Company has paid security deposits for its leased facilities located at 8910 58th Place, Suites 100, 600 and 700, Kenosha, WI 53144, 5732 95th Avenue, Suites 100-300, Kenosha, WI 53144, and 789 Tech Center Drive, Unit C, Durango, Colorado 81301. The Company had also paid a security deposit for its former sublease of the space located at 2701-09 West Fulton PH, Chicago, Illinois 60612.

As part of Lifted’s acquisition of the assets of Oculus, Lifted had assumed the Aztec Lease, and the security deposit that had been previously paid by Oculus to the landlord of the Aztec Lease. The Aztec Lease was terminated on May 7, 2024, and the security deposit was not returned to Lifted.

Prior to the Company’s acquisition of the 5511 Building on December 14, 2023, the Company had not paid a security deposit for its lease of the 5511 Building.

The Company is required to, and has, paid bonds and deposits to various state departments and vendors for licenses and utilities, respectively.

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

An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $103,516 and $635,098 were reported at June 30, 2024 and December 31, 2023, respectively. Management believes that an adequate allowance for sales has been made for discounts/refunds as of period end.

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

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the three months ended				For the six months ended
	June 30,				June 30,
Type of Sale	2024		2023		2024		2023
Net sales of raw materials to customers	$584,327	6%	$692	0%	$760,249	4%	$3,078	0%
Net sales of products to private label clients	475,685	5%	689,062	6%	2,084,164	10%	865,782	3%
Net sales of products to wholesalers	2,461,062	26%	2,462,335	20%	5,224,679	26%	4,901,856	20%
Net sales of products to distributors	5,022,072	53%	8,820,333	70%	10,370,963	51%	18,097,919	72%
Net sales of products to end consumers	944,153	10%	550,120	4%	1,713,893	9%	1,115,701	4%
Net Sales	$9,487,299	100%	$12,522,542	100%	$20,153,948	100%	$24,984,335	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Product Type	2024		2023		2024		2023
Vapes	$4,660,821	49%	$6,458,977	52%	$10,127,924	50%	$12,440,638	50%
Edibles	3,729,781	39%	3,692,861	29%	7,348,939	36%	7,556,017	30%
Flower	332,100	4%	1,417,934	11%	1,001,494	5%	3,037,968	12%
Cartridges	722,371	8%	945,311	8%	1,578,451	8%	1,942,255	8%
Apparel and Accessories	42,226	0%	7,459	0%	97,139	0%	7,459	0%
Net Sales	$9,487,299	100%	$12,522,542	100%	$20,153,948	100%	$24,984,335	100%

	For the three months ended				For the six months ended
	June 30,				June 30,
Hemp vs Non-Hemp Product Sales	2024		2023		2024		2023
Net sales of hemp products	$9,026,080	95%	$11,165,555	89%	$19,605,839	97%	$22,630,405	91%
Net sales of non-hemp products	461,219	5%	1,356,987	11%	548,109	3%	2,353,930	9%
Net Sales	$9,487,299	100%	$12,522,542	100%	$20,153,948	100%	$24,984,335	100%

	For the three months ended				For the six months ended
	June 30,				June 30,
Location of Sale	2024		2023		2024		2023
Inside of USA	$9,487,299	100%	$12,509,778	100%	$20,153,948	100%	$24,959,109	100%
Outside of USA	-	0%	12,764	0%	-	0%	25,226	0%
Net Sales	$9,487,299	100%	$12,522,542	100%	$20,153,948	100%	$24,984,335	100%

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

At June 30, 2024, total deferred revenue was $866,435, all of which is expected to be recognized as revenue in 2024. At December 31, 2023, total deferred revenue was $235,891, all of which was recognized as revenue in 2024.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Contract Assets (invoiced but unfulfilled performance obligations)	$470,600	$131,304

Deposits from customers for unfulfilled orders	395,835	104,586

Total Deferred Revenue	$866,435	$235,891

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials include ingredients, product components and packaging materials.

Cost of goods sold amounted to $5,933,058 and $6,886,185 during the three months ended June 30, 2024 and 2023, respectively, and $13,215,667 and $13,699,533, during the six months ended June 30, 2024 and 2023, respectively. $651,190 and $42,289 of cost of goods sold relates to spoiled and obsolete inventory written off during the three months ended June 30, 2024 and 2023, respectively. $1,050,005 and $174,256 of cost of goods sold relates to spoiled and obsolete inventory written off during the six months ended June 30, 2024 and 2023, respectively.

Operating Expenses – Operating expenses include accounts such as payroll expenses, deferred contingent stock compensation expense, the company-wide management bonus pool, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commission and royalty expense, and other operating expenses.

Total operating expenses increased to $4,136,986 for the quarter ended June 30, 2024, up from $3,263,683 during the quarter ended June 30, 2023. The primary driver for this increase in operating expenses was $1,165,275 of bad debt expense, which stems from the Company’s CECL Model analysis, which is described above, in the Accounts Receivable section.

Total operating expenses decreased to $7,643,360 for the six months ended June 30, 2024, down from $9,017,012 during the six months ended June 30, 2023. The primary driver for this decrease in operating expenses was that during the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the six months ended June 30, 2023, was $1,584,848 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the six months ended June 30, 2023 from $3,102,567 to $1,517,719.  But for this charge, our Company would have reported a basic and fully diluted EPS of $0.22 and $0.19, respectively, for the six months ended June 30, 2023.

Offsetting the impact of the change in deferred contingent stock expense, when comparing the change in total operating expenses during the six months ended June 30, 2024 compared to 2023, is that during the six months ended June 30, 2024, the Company reported bad debt expense of $1,440,553, compared to bad debt expense of $221,500 during the six months ended June 30, 2023. As described below in ITEM 1A. RISK FACTORS, the delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described above in the Accounts Receivable section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share.

Also offsetting the impact of the change in deferred contingent stock expense, when comparing the change in total operating expenses during the six months ended June 30, 2024 compared to 2023, is that during the six months ended June 30, 2024, the Company reported collaboration commission and royalty expense of $409,300, compared to zero collaboration commission and royalty expenses in the prior year six-month period.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2024	2023		2024	2023
Net Income/(Loss)	$(523,212)	$1,659,461	Net Income/(Loss)	$(1,664,216)	$1,517,719

Weighted average number of common shares outstanding:			Weighted average number of common shares outstanding:
Basic	14,759,282	14,512,648	Basic	14,782,480	14,380,431
Diluted	14,759,282	16,689,846	Diluted	14,782,480	16,557,629

Basic Net Income/(Loss) per Common Share	$(0.04)	$0.11	Basic Net Income/(Loss) per Common Share	$(0.11)	$0.10
Diluted Net Income/(Loss) per Common Share	$(0.04)	$0.10	Diluted Net Income/(Loss) per Common Share	$(0.11)	$0.09

As of June 30, 2024, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (c) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

As of June 30, 2024, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($1.00/share) was higher than the stock closing price at June 30, 2024 ($0.58/share).

As of June 30, 2024, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at June 30, 2024 ($0.58/share). There were also 142,000 shares of issuable Deferred Contingent Stock included in the June 30, 2024 diluted EPS calculation.

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

At June 30, 2023, the Company had 4,500 shares of Series A Preferred Stock outstanding convertible into 450,000 shares of common stock; these are included in the diluted earnings calculation. At June 30, 2023, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5/share) was higher than the stock closing price at June 30, 2023 ($2.21/share). There were also 235,000 shares of issuable Deferred Contingent Stock included in the June 30, 2023 diluted EPS calculation. Also included in the June 30, 2023 diluted EPS calculation was the minimum number of shares of common stock (160,000) that would eventually be issued pursuant to the Oculus Merger Agreement.

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

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily consist of advertising, trade show expenses, promotional products and other marketing expenses. During the three months ended June 30, 2024 and 2023, the Company incurred $190,126 and $250,178 of advertising and marketing expenses, respectively. In comparison, during the six months ended June 30, 2024 and 2023, the Company incurred $366,786 and $478,749 of advertising and marketing expenses, respectively.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $3,767,706 as of June 30, 2024. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The regulatory risks and uncertainties associated with Lifted's cannabinoid-infused products, vaping and nicotine products industries, together with the other significant risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern.

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

Customer Concentration Risk – During the quarter ended June 30, 2024, 21 customers made up 50% of Lifted’s sales. In comparison, during the quarter ended June 30, 2023, 16 customers made up approximately 50% of Lifted Made’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the quarter ended June 30, 2024, approximately 55% of the Inventory that Lifted purchased was from four vendors. In comparison, during the quarter ended June 30, 2023, approximately 68% of the Inventory that Lifted purchased were from five vendors.

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

On July 21, 2024, the management of LFTD Partners had a video conference with the officers of Ablis, Bendistillery and Bend Spirits. During this meeting, the management of those companies discussed the performance of Ablis, Bendistillery and Bend Spirits during the quarter ended June 30, 2024. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time.

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

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	June 30, 2024	December 31, 2023
Building	$805,545	$805,545
Land	$430,754	$430,754
Machinery & Equipment	$1,460,033	$1,473,609
Furniture & Fixtures	$138,184	$107,509
Computer Equipment	$18,979	$18,979
Building & Leasehold Improvements	$621,633	$581,394
Vehicles	$117,047	$117,047
Trade Show Booths	$203,740	$55,081
Sub-total:	$3,795,915	$3,589,918

Less: accumulated depreciation	$(813,493)	$(593,531)
	$2,982,422	$2,996,387

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

After allocating depreciation of machinery and equipment and 5511 Building of $75,417 and 152,383, respectively, as overhead to finished goods, depreciation expense of $49,435 and $98,233, respectively, was recognized during the three and six months ended June 30, 2024.

In comparison, after allocating depreciation of machinery and equipment of $44,495 and $77,725, respectively, as overhead to finished goods, depreciation expense of $40,669 and $74,481, respectively, was recognized during the three and six months ended June 30, 2023.

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

NOTE 7 – INTANGIBLE ASSETS, NET

Website

The cost of developing Lifted’s website, www.urb.shop, which was previously www.LiftedMade.com, was amortized over 32 months. No amortization related to the website was recognized during the six months ended June 30, 2024 and 2023, since the website intangible asset was fully amortized as of December 31, 2022.

NOTE 8 – RELATED PARTY TRANSACTIONS

Sublease of Space Located at 2701-09 West Fulton PH, Chicago, Illinois 60612

On July 6, 2022, Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease was terminated as of June 30, 2024. Prior to the termination of the sublease, the sublease cost $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that were commercially typical costs. The sublease was retroactively effective as of June 1, 2022 and for a five-month term that ended on October 31, 2022. Thereafter, until it was terminated, the sublease operated on a month-to-month basis. The purpose of the sublease was to make available office space for the members of Lifted’s sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor was Lifted’s former Chief Strategy Officer. The sublease was structured so that the sublessor's lease payment obligations to the landlord were passed on to Lifted on a dollar-for-dollar basis, such that the sublessor did not realize a cashflow profit or loss from the sublease.

Since the term was less than twelve months, this lease was not recorded on the Consolidated Balance Sheet, and lease expense was recognized on a straight-line basis over the lease term.

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee. Mr. Warrender is also a Director of LFTD Partners Inc.

During the three and six months ended June 30, 2024, $16,154 and $30,000, respectively, in wages were paid to Mr. Warrender. As of June 30, 2024, $2,000 in expense reimbursements were owed to Mr. Warrender.

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

Outside Director Fees

Each of the Company’s outside directors, including Mr. Vincent J. Mesolella, Dr. Joshua A. Bloom, Mr. Richard E. Morrissy, Dr. James S. Jacobs, and Mr. Kevin J. Rocio, received quarterly director fees of $4,000 in each of the quarters ended June 30, 2024 and 2023. Dr. Jacobs is the brother of CEO GJacobs and the uncle of President and CFO WJacobs.

William C. “Jake” Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through June 30, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

Nicholas S. Warrender

Lease and Purchase of 5511 95th Avenue, Kenosha, Wisconsin 53144

Toward the end of 2020, NWarrender, through his assigned entity 95th Holdings, LLC ("Holdings"), purchased a building located at 5511 95th Avenue, Kenosha, Wisconsin 53144 (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to variation based on a formula agreed upon by the parties. Pursuant to the Omnibus Agreement with NWarrender on December 30, 2021, Lifted was obligated to purchase the 5511 Building from Holdings on or before December 31, 2022 for a fixed purchase price of $1,375,000.

Pursuant to an Acceleration Agreement, the deadline to purchase the 5511 Building was extended by one year to December 31, 2023. In addition, the Acceleration Agreement contained a provision that if we raised $5,000,000 of debt or equity capital, then Lifted or our designee would be obligated to purchase the 5511 Building from Holdings at the agreed upon $1,375,000 purchase price within two days.

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

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owned a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both of which were located in Kenosha, Wisconsin and were customers of Lifted. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. In the past, Lifted sold products to Corner Vapory from time-to-time; however, Lifted did not sell any products to Corner Vapory LLC during the three or six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, 63,650 shares of Series A Preferred Stock have been converted into a total of 6,365,000 shares of common stock of the Company, which leaves 2,500 shares of Series A Preferred Stock currently outstanding, convertible into 250,000 shares of common stock of the Company.

As of June 30, 2024 and December 31, 2023, the Company has accrued a liability of $1,547 and $5,328, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock. During the three and six months ended June 30, 2024, a total of $4,500 and $7,500, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the three and six months ended June 30, 2023, a total of $10,500 and $13,499, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of June 30, 2024, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of June 30, 2024 and December 31, 2023, the Company has accrued a liability of $4,788 and $1,796, respectively as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three and six months ended June 30, 2024 and 2023, no cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Through June 30, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients.

The following is a summary of share-based compensation, stock option and warrant activity as of June 30, 2024 and changes during the quarter then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, April 1, 2024	3,612,198	$3.85	0.82	$170,500

Expired financing warrants (May 2024)	(155,500)

Exercisable Options, Warrants and Rights to Purchase Warrants to Purchase Common Stock Outstanding, June 30, 2024	3,456,698	$3.97	0.60	$-
Outstanding Options, Warrants and Rights to Purchase Warrants to Purchase Common Stock, June 30, 2024	3,456,698	$3.97	0.60	$-

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

Lease of Space Located at 8920 58th Place, Suite 850, Kenosha, Wisconsin 53144

On September 23, 2021, Lifted entered into a lease agreement with TI Investors of Kenosha LLC, (“TI”) for office and warehouse space located at 8920 58th Place, Suite 850, Kenosha, WI 53144 (the “58th Lease”). Subsequent to Lifted entering into the 58th Lease, the property was sold to Ladi Investments, LLC (“Ladi”); Ladi thereafter was Lifted’s landlord, until the 58th Lease was terminated as of midnight on March 31, 2024 in conjunction with Lifted entering into the Second Amendment to the Second 58th Lease (defined below) on March 25, 2024. The terms and conditions of the Second Amendment to the Second 58th Lease are described below in the section “Second Amendment to the Second 58th Lease” under “Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144”.

Prior to the termination of the 58th Lease, the 58th Lease served as sales offices, finished goods storage and outgoing shipping for Lifted. The term of the 58th Lease commenced on October 1, 2021. The initial term of the 58th Lease was to be three years, unless earlier terminated in accordance with the terms and conditions of the 58th Lease. While extensions were not prohibited, Lifted did not have the right to unilaterally elect to extend the term of the 58th Lease for an additional term.

Under the terms of the 58th Lease, Lifted leased approximately 5,000 square feet of space and paid a base square foot charge of $5.75 per square foot per annum, with a 3% increase in rent each year during the term. Lifted was also responsible for paying its proportionate share of real estate taxes and other operating costs. This lease was accounted for as an operating lease.

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

The Expansion Area is being used for office, manufacturing and warehouse space.

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

Lease of Space Located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144

On May 31, 2022, Lifted entered into another lease agreement with TI for office and warehouse space located at 9560 58th Place, Suite 360, Kenosha, WI 53144 (the “Third 58th Lease”). Subsequent to Lifted entering into the Third 58th Lease, the property was sold to Ladi; Ladi thereafter was Lifted’s landlord, until the Third 58th Lease was terminated as of midnight on March 31, 2024 in conjunction with Lifted entering into the Second Amendment to the Second 58th Lease (defined above) on March 25, 2024. The terms and conditions of the Second Amendment to the Second 58th Lease are described above in the section “Second Amendment to the Second 58th Lease” under “Lease of Space Located at 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144”.

Prior to the termination of the Third 58th Lease, the Third 58th Lease was used for manufacturing, as well as office space.

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

Under the terms of the Third 58th Lease, Lifted leased approximately 6,132 square feet of space and paid an initial base square foot charge of $10.75 per square foot per annum, with increases in rent each year during the term as set out in the table titled “Rent Schedule” below. Lifted was also responsible for paying its proportionate share of real estate taxes and other operating costs. This lease was accounted for as an operating lease.

Rent Schedule

Date	Base Monthly Rent
07/01/2022 – 06/30/2023	$5,493.25
07/01/2023 – 06/30/2024	$5,630.58
07/01/2024 – 06/30/2025	$5,771.35
07/01/2025 – 06/30/2026	$5,915.63
07/01/2026 – 06/30/2027	$6,063.52

Sublease of Space Located at 2701-09 West Fulton PH, Chicago, Illinois 60612

On July 6, 2022, Lifted entered into a sublease for office space in Chicago, Illinois located at 2701-09 West Fulton PH, Chicago, Illinois 60612. The sublease was terminated as of June 30, 2024. Prior to the termination of the sublease, the sublease cost $3,000 per month, plus supplemental lease related charges such as real estate taxes and common expenses of the property that were commercially typical costs. The sublease was retroactively effective as of June 1, 2022 and for a five-month term that ended on October 31, 2022. Thereafter, until it was terminated, the sublease operated on a month-to-month basis. The purpose of the sublease was to make available office space for the members of Lifted’s sales team who live in Chicago. These salespeople were spending significant time in their cars commuting from Chicago to Kenosha.

The sublessor was Lifted’s former Chief Strategy Officer. The sublease was structured so that the sublessor's lease payment obligations to the landlord were passed on to Lifted on a dollar-for-dollar basis, such that the sublessor did not realize a cashflow profit or loss from the sublease.

Since the term was less than twelve months, this lease was not recorded on the Consolidated Balance Sheet, and lease expense was recognized on a straight-line basis over the lease term.

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

Lease of Space Located at 16178 US Hwy 550, Aztec, New Mexico

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, Lifted assumed Oculus’ lease of office and operational space at 16178 US Hwy 550, Aztec, New Mexico (the “Aztec Lease”). The Aztec Lease included a shop building of approximately 4,800 square feet and adjacent fenced parking area. The term of the Aztec Lease was one year, commencing on December 1, 2022 and ending on November 30, 2023, continuing month-to-month thereafter until terminated. The base lease payment was $3,850 per month. All monthly payments were due and payable in advance on the first day of each month. Lifted was also required to pay taxes, insurance and certain maintenance costs of the Aztec Lease. The Aztec Lease was accounted for as an operating lease. The Aztec Lease was terminated on May 7, 2024.

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

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2024
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $118,665	Non-Current Assets	$1,227,416

Liability	Balance Sheet Line	June 30, 2024
Operating Lease Liabilities	Current Liabilities	$209,116
	Non-Current Liabilities	1,053,881

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended June 30,
Lease Cost:	2024	2023
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$10,800
Interest on lease liabilities	-	24,274
Operating lease expense	83,424	55,314
Total	$83,424	$90,388

	For the Six Months Ended June 30,
Lease Cost:	2024	2023
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$21,600
Interest on lease liabilities	-	48,437
Operating lease expense	138,738	100,022
Total	$138,738	$170,059

Weighted Average Discount Rate

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history. The Company’s weighted average discount rate for all its right-of-use liabilities as of the end of the reported period is 8.83%.

Maturity Analysis

The following table is the maturity analysis of the Company’s operating and finance leases as of the reported period end.

Maturity Analysis as of June 30, 2024:	Finance	Operating
2024	$-	$159,415
2025	-	327,062
2026	-	337,567
2027	-	348,411
2028	-	294,626
Thereafter	-	119,967
Total	-	1,587,049
Less: Present value discount	-	(324,052)
Lease liability	$-	$1,262,997

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

Bonus to Lifted’s Chief Strategy Officer

Lifted’s former Chief Strategy Officer (the “CSO”), who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941, and there was no bonus payable to the CSO as of June 30, 2024. In comparison, at December 31, 2023, the bonus payable to the CSO was $688,068; this bonus is accrued in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

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

Lifted currently is involved as the defendant in two pending lawsuits:

(1)

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought 3-4 of the Company’s products, that some of the Company’s products exceeded legal limitations for hemp, and that all of the Defendants misrepresented the nature of the products. The Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. Plaintiff has filed an amended complaint changing the testing company but maintaining similar claims. The Company contends that this lawsuit is without merit and intends to vigorously defend the action. The Company has recently filed a motion seeking dismissal of the Complaint which is in the process of being briefed.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool accrual as of June 30, 2024; nor did the Company make any company-wide bonus pool payments during the three months and six months ended June 30, 2024.

NOTE 13 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limited the ability of U.S. corporations to deduct interest expense, and transitioned to a territorial tax system which allows for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. Several of the new provisions enacted as part of the Tax Act require clarification and guidance from the U.S. Internal Revenue Service and Treasury Department. These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Current
Domestic-Federal	$-	$256,091	$-	$373,793
Domestic-State	-	166,282	-	216,287
Franchise taxes	4,014	30,501	11,010	39,993
Foreign	-	-	-	-
	4,014	452,875	11,010	630,073
Deferred
Domestic-Federal	(110,454)	211,799	(431,217)	97,264
Domestic-State	(28,086)	24,601	(112,271)	(10,840)
Foreign	-	-	-	-
	(138,540)	236,400	(543,488)	86,424
Total Provision/(Benefit) for Income Taxes	$(134,526)	$689,275	$(532,478)	$716,497

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Domestic-Federal	$(138,968)	$484,954	$(463,619)	$460,905
State taxes, net of federal benefit	(35,458)	157,386	(120,916)	149,976
Non-deductible expenses	35,942	14,637	40,852	63,976
Franchise taxes	4,014	30,502	11,010	39,993
Revision of prior years' provision to return filing	-	44,950	-	44,950
Change in estimated future income tax rates	5,054	(37,764)	(17,274)	(42,691)
Change in valuation allowance	(5,111)	(4,778)	17,469	-
Other	-	(612)	-	(612)
Total Provision/(Benefit) for Income Taxes	$(134,526)	$689,275	$(532,478)	$716,497

Deferred tax assets and liabilities as of June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
	2024	2023
Deferred Tax Assets:
Stock-based compensation	$2,784,443	$2,766,156
Operating loss carry forwards	240,763	-
Sales Allowance	27,408	167,051
Spoiled and Written-Off Inventory	-	9,839
Accrued Related Party Expenses	530	1,036
Allowance for Doubtful Accounts	480,814	98,746
Lease Liabilities	12,731	4,918
Interest Carryforward	26,734	-
Less: Valuation allowance for stock-based compensation	(2,659,808)	(2,642,339)
Total Deferred Tax Assets	913,615	405,407

Deferred Tax Liabilities:
Depreciation & Amortization	(383,134)	(425,536)
Goodwill	(16,475)	(9,353)
Total Deferred Tax Liabilities	(399,609)	(434,889)

Net Deferred Tax Assets/(Liabilities)	$514,006	$(29,482)

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q and has noted the following subsequent events for disclosure purposes:

In the third quarter of 2024, Lifted launched a new brand called Rebel Energy Gummy, which does not contain hemp-derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

The following Management’s Discussion and Analysis (“MD&A”) section includes a discussion of our results of operations, liquidity and financial condition and certain factors that may affect our future results. In addition to historical financial information, the following MD&A contains forward-looking statements and forward-looking information, as defined under applicable United States securities laws, that reflect our plans, estimates and beliefs. This MD&A is supplemental to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements, and the risk factors, consolidated financial statements and related, accompanying notes that appear in LFTD Partners’ Annual Report on Form 10-K for the year ended December 21, 2023, which was filed with the SEC on March 29, 2024. As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information. The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”).

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our Annual Report on Form 10-K for the year ended December 21, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 21, 2023, filed with the SEC on March 29, 2024, that can be read at www.sec.gov.

Significant Financial Obligations and Acute Regulatory Risks

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc. had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $3,767,706 as of June 30, 2024. LFTD Partners Inc. currently is making significant payments of interest and principal on its loans from Surety Bank, and is accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. In addition, as extensively discussed in the Company’s Annual Report on Form 10-K for the year ended December 21, 2023, filed with the SEC on March 29, 2024, we are subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

The legal and regulatory risks facing Lifted's business are particularly acute at this point in time, in at least three respects: (1) an official of the federal Drug Enforcement Administration (the "DEA") made a presentation at a conference in Houston in April 2023, in which that official reportedly stated that the DEA plans to issue a new rule that would have the effect of classifying certain hemp-derived cannabinoids as controlled substances. If such a new rule were to be issued and become legally binding upon Lifted, it could have a material adverse effect upon over 90% of Lifted's business and upon the trading price of the Company's common stock. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any draft DEA rule that would materially affect Lifted’s business; (2) a new or amended federal "Farm Bill" is expected to be passed by Congress and signed by the President sometime during 2024 or 2025. If such a new or amended federal "Farm Bill" were to eliminate or limit the legality of hemp and hemp-derivatives, it could have a material adverse effect upon over 90% of Lifted's business and upon the trading price of the Company's common stock; and (3) numerous states have enacted, or are considering enacting, laws that would prohibit or seriously regulate sales of the Company’s products in those states. Such laws could have a material adverse effect upon Lifted's business and upon the trading price of the Company's common stock.

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

The Company has a history of losses as evidenced by the accumulated deficit at June 30, 2024 of $3,767,706. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended
	June 30,
	2024	2023
Net Cash Provided by/(Used in) Operating Activities	$244,945	$(364,121)
Net Cash Used in Investing Activities	(488,584)	(1,037,898)
Net Cash Used In Financing Activities	(500,111)	(79,335)

Cash Flows From Operating Activities

Net cash provided by operating activities was $244,945 for the six months ended June 30, 2024. During the six months ended June 30, 2024, net cash provided by operating activities primarily resulted from a net loss of $1,664,216 which includes net, non-cash expenses of $3,059,549, offset by increases in working capital items of $1,150,388. Non-cash expenses are primarily related to bad debt expense of $1,440,553, loss on the Jeeter collaboration of $1,349,467, and spoiled and written off inventory of $1,050,005. Working capital of $2,643,314 was used to fund accounts payable and accrued expenses.

In comparison, net cash used in operating activities was $364,121 for the six months ended June 30, 2023. During the six months ended June 30, 2023, net cash used in operating activities primarily resulted from net income of $1,517,719, which includes non-cash expenses of $2,222,474, offset by increases in working capital items of $4,104,314. Non-cash expenses are primarily related to $2,138,175 of stock compensation expense. Working capital of $4,472,138 was used to purchase inventory.

Cash Flows From Investing Activities

Net cash used in investing activities was $488,584 during the six months ended June 30, 2024.   In 2024, Lifted spent $288,584 for net purchases of fixed assets and $200,000 for the cash portion of the second installment of merger consideration pursuant to the Oculus Merger Agreement.

In comparison, net cash used in investing activities was $1,037,898 during the six months ended June 30, 2023.  In 2023, Lifted spent $342,068 to purchase net assets from Oculus CRS, LLC and spent $695,831 for net purchases of fixed assets.

Cash Flows From Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $500,111, which is primarily driven by payments on the Surety Bank loans of $252,371 and purchases of shares of the Company’s common stock of $240,240. During the six months ended June 30, 2024, net cash decreased by $743,751, and we had $3,613,788 of unrestricted cash at June 30, 2024.

In comparison, during the six months ended June 30, 2023, net cash used in financing activities was $79,335, primarily driven by finance lease liability payments of $35,836. During the six months ended June 30, 2023, net cash decreased by $1,481,355, and we had $2,049,268 of unrestricted cash at June 30,2023.

Comparison of the balance sheet as of June 30, 2024 and December 31, 2023

The following table summarizes our Company’s current assets, current liabilities and working capital as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31,2023
Current Assets	$16,319,984	$21,668,980
Current Liabilities	5,263,255	8,686,744
Working Capital	11,056,730	12,982,236

As of June 30, 2024, we had cash and cash equivalents of $3,613,788; in comparison, as of December 31, 2023, we had cash and cash equivalents of $4,357,539.

As of June 30, 2024, we reported prepaid expenses of $1,149,664, primarily consisting of prepaid inventory of $1,007,190. In comparison, as of December 31, 2023, we reported prepaid expenses of $2,509,961 primarily consisting of prepaid inventory of $2,317,799.

Accounts receivable of $3,205,388, net of $1,815,971 allowance for doubtful accounts, were outstanding as of June 30, 2024. In comparison, accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were outstanding as of December 31, 2023.

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $103,516 and $635,098 were reported as of June 30, 2024 and December 31, 2023, respectively. A primary impetus for the need of a sales allowance and a reduction in accounts receivable as of June 30, 2024 and December 31, 2023 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived cannabinoid products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

As of June 30, 2024, we had inventory of $7,348,485; in comparison, as of December 31, 2023, we had inventory of $10,174,667.

Total current assets as of June 30, 2024 of $16,319,984 were adequate for us to fund current operations.

As of June 30, 2024 and December 31, 2023, our other assets primarily included goodwill of $23,092,794, which was comprised of $22,292,767 of goodwill from the acquisition of Lifted on February 24, 2020, and $800,027 of goodwill from the purchase of nearly all of the assets of its hemp flower products supplier Oculus CRS, LLC in April 2023.

Also, as of both June 30, 2024 and December 31, 2023, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. Net fixed assets as of June 30, 2024 and December 31, 2023 were $2,982,422 and $2,996,387, respectively.

In addition, as of both June 30, 2024 and December 31, 2023, our other assets also included restricted cash of $1,000,000. We are required by our Business Loan Agreement with Surety Bank to maintain a minimum depository balance of $1,000,000 with Surety Bank for the duration of our Business Loan. The Business Loan matures on December 14, 2028.

As of June 30, 2024, current liabilities of $5,263,255 primarily consisted of accounts payable and accrued expenses of $3,531,521, the current portion of the notes payable to Surety Bank of $532,553, and deferred revenue of $866,435.

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

The Company had an accumulated deficit of $3,767,706 and $2,096,780 as of June 30, 2024 and December 31, 2023, respectively.

Comparison of operations for the three and six months ended June 30, 2024 to June 30, 2023

Net sales during the three and six months ended June 30, 2024 were $9,487,299 and $20,153,948, respectively, compared to $12,522,542 and $24,984,335 during the three and six months ended June 30, 2023, respectively. Reasons for the decrease in net sales from 2023 to 2024 include, but are not limited to: prohibition of, or tighter regulation of, intoxicating hemp-derived products has been adopted or proposed in many states that are significant markets for Lifted, such as in Missouri; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers for valuable shelf space.

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the three months ended				For the six months ended
	June 30,				June 30,
Type of Sale	2024		2023		2024		2023
Net sales of raw materials to customers	$584,327	6%	$692	0%	$760,249	4%	$3,078	0%
Net sales of products to private label clients	475,685	5%	689,062	6%	2,084,164	10%	865,782	3%
Net sales of products to wholesalers	2,461,062	26%	2,462,335	20%	5,224,679	26%	4,901,856	20%
Net sales of products to distributors	5,022,072	53%	8,820,333	70%	10,370,963	51%	18,097,919	72%
Net sales of products to end consumers	944,153	10%	550,120	4%	1,713,893	9%	1,115,701	4%
Net Sales	$9,487,299	100%	$12,522,542	100%	$20,153,948	100%	$24,984,335	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Product Type	2024		2023		2024		2023
Vapes	$4,660,821	49%	$6,458,977	52%	$10,127,924	50%	$12,440,638	50%
Edibles	3,729,781	39%	3,692,861	29%	7,348,939	36%	7,556,017	30%
Flower	332,100	4%	1,417,934	11%	1,001,494	5%	3,037,968	12%
Cartridges	722,371	8%	945,311	8%	1,578,451	8%	1,942,255	8%
Apparel and Accessories	42,226	0%	7,459	0%	97,139	0%	7,459	0%
Net Sales	$9,487,299	100%	$12,522,542	100%	$20,153,948	100%	$24,984,335	100%

	For the three months ended				For the six months ended
	June 30,				June 30,
Hemp vs Non-Hemp Product Sales	2024		2023		2024		2023
Net sales of hemp products	$9,026,080	95%	$11,165,555	89%	$19,605,839	97%	$22,630,405	91%
Net sales of non-hemp products	461,219	5%	1,356,987	11%	548,109	3%	2,353,930	9%
Net Sales	$9,487,299	100%	$12,522,542	100%	$20,153,948	100%	$24,984,335	100%

	For the three months ended				For the six months ended
	June 30,				June 30,
Location of Sale	2024		2023		2024		2023
Inside of USA	$9,487,299	100%	$12,509,778	100%	$20,153,948	100%	$24,959,109	100%
Outside of USA	-	0%	12,764	0%	-	0%	25,226	0%
Net Sales	$9,487,299	100%	$12,522,542	100%	$20,153,948	100%	$24,984,335	100%

Write-offs of Inventory

Lifted's industry, and customer preferences, are constantly and quickly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. This exposes Lifted to the risk that it will need to write off obsolete raw goods, causing an increase in cost of goods sold. During the quarters ended June 30, 2024 and 2023, $651,190 and $42,289, respectively, of obsolete and spoiled inventory was written off.

Gross Profit

Gross profit for the three and six months ended June 30, 2024 was $3,554,241 and $6,938,281, respectively. Gross margin percentage was 37% and 34%, respectively, for the three and six months ended June 30, 2024. In comparison, gross profit for the three and six months ended June 30, 2023 was $5,636,357 and $11,284,802, respectively. Gross margin percentage was 45% for both the three and six months ended June 30, 2023.

Deferred Contingent Stock

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

Payroll Expenses

During the three and six months ended June 30, 2024, the Company recognized $1,470,421 and $3,072,499, respectively, of payroll expenses. Lifted’s former Chief Strategy Officer (the “CSO”), who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941, and there was no bonus payable to the CSO as of June 30, 2024. For the three and six months ended June 30, 2024, the bonus earned by the CSO was $27,941 and $191,273, respectively.

In comparison, during the three and six months ended June 30, 2023, the Company recognized $1,778,329 and $3,652,827, respectively, of payroll expenses. For the three and six months ended June 30, 2023, the bonus earned by the CSO was $275,524 and $587,864, respectively.

Company-Wide Management Bonus Pool

During the three and six months ended June 30, 2024, there was no reported Company-Wide Management Bonus Pool expense. In comparison, during the quarter ended March 31, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool accrual as of June 30, 2024; nor did the Company make any company-wide bonus pool payments during the three months and six months ended June 30, 2024.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily consist of advertising, trade show expenses, promotional products and other marketing expenses. During the three months ended June 30, 2024 and 2023, the Company incurred $190,126 and $250,178, respectively, in advertising and marketing expenses. In comparison, during the six months ended June 30, 2024 and 2023, the Company incurred $366,786 and $478,749, respectively.

Bad Debt Expense

Bad debt expense for the three and six months ended June 30, 2024, totaled $1,165,275 and $1,440,553, respectively. In comparison, bad debt expense for the three and six months ended June 30, 2023, totaled $77,981 and $221,500, respectively.

As described below in ITEM 1A. RISK FACTORS, the delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described above in the Accounts Receivable section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share.

Collaboration Commission and Royalty Expense

For the three and six months ended June 30, 2024, the Company reported collaboration commission and royalty expense of $238,385 and $409,300, respectively. No collaboration commission and royalty expenses were reported during the three and six months ended June 30, 2023.

Other Operating Expenses

During the three months ended June 30, 2024, Other Operating Expenses decreased to $644,795 from $715,147 during the three months ended June 30, 2023. In comparison, during the six months ended June 30, 2024, Other Operating Expenses increased to $1,328,964 from $1,326,613 during the six months ended June 30, 2023. Other Operating Expenses include, for example, lab supplies, dues and subscriptions, meals and entertainment, insurance expenses, repairs and maintenance, and state license & filing fees. The annual cost of certain insurance policies that the Company has in place are based on the Company’s revenue; as such, these policies are costly for the Company.

Other Expenses

During the quarter ended June 30, 2024, total net non-operating Other Expenses of $74,993 primarily consisted of interest expense of $90,487 and loss on disposal of fixed assets of $37,986, offset by interest income of $41,013. In comparison, during the quarter ended June 30, 2023, total, net non-operating net Other Expenses of $23,938 primarily consisted of interest expense of $24,364.

During the six months ended June 30, 2024, total, net non-operating net Other Expenses of $1,491,615 primarily consisted of the $1,349,467 loss related to the termination of the Jeeter collaboration. In comparison, during the six months ended June 30, 2023, total, net non-operating net Other Expenses of $33,574 primarily consisted of interest expense of $48,551.

Net Loss

During the quarter ended June 30, 2024, the Company recognized a net loss of $523,212. In comparison, during the quarter ended June 30, 2023, the Company recognized net income of $1,659,461.

During the six months ended June 30, 2024, the Company recognized a net loss of $1,664,216. In comparison, during the six months ended June 30, 2023, the Company recognized net income of $1,517,719.

As described above in NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC., the Business Loan requires that Borrower shall maintain a minimum 1.50x DSCR based on Borrower's annual corporate tax return. The DSCR shall be tested annually, beginning with the 2023 return. The DSCR shall be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. Borrower currently believes that it met the DSCR requirement contained in the Business Loan for the year ended December 31, 2023; however, Borrower's 2023 tax return is still being prepared and has not yet been filed. Borrower currently believes that if Borrower's financial performance does not materially improve during the second half of 2024 (and no guarantee or assurance can be given that it will so improve), then Borrower may not comply with the DSCR requirement contained in the Business Loan for the year ending December 31, 2024. Such a default by Borrower under the Business Loan could have a material adverse effect upon Borrower and the trading price of our common stock.

Off-Balance Sheet Arrangements

As of June 30, 2024, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

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

Although our total revenues for the quarters ended June 30, 2024 and 2023 were not materially impacted by COVID-19, it is possible that our revenues may be negatively impacted in future periods by COVID-19 and its variants, or by other potential pandemics. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2024.

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

12

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

During June 2024, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2024 was not effective. Management identified the following material weaknesses as of June 30, 2024:

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

(4)

We are archiving, in an access-restricted retention domain, documentation critical to supporting our financial reporting, including financial closing work product, account reconciliations and analyses, supporting documents and agreements, accounting technical memoranda, and other documentation supporting complex, non-routine accounting and valuation matters. Starting with the April 2024 expense reports, all LFTD Partners and Lifted employee expense reports are also stored online in this access-restricted retention domain. We have made this documentation transparent and accessible to our registered public accounting firm, other advisers, and to our lead independent director, Vincent J. Mesolella.

13

(5)

From time to time, we have engaged a third-party consulting firm with expertise in corporate governance, internal controls, risk management, and assurance. This firm has been engaged to assist management with remediating internal control deficiencies and designing and implementing controls over our financial processes and reporting.

(6)

Providing copies of LFTD Partners’ and Lifted’s bank statements to Mr. Mesolella. Starting with LFTD Partners’ April 2024 bank statements, the LFTD Partners bank statements and bank reconciliations are stored online in an access-restricted retention domain, in the same location as where Lifted’s bank statements and bank reconciliations are stored. Previously, our Chief Financial Officer, WJacobs, emailed copies of LFTD Partners and Lifted’s bank statements to Mr. Mesolella monthly. WJacobs engages with Mr. Mesolella, as needed, to address any questions or concerns.

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

Notwithstanding the existence of the material weaknesses as described above, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with US GAAP.

(c) Changes in internal control over financial reporting

Our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

14

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

ITEM 1A. RISK FACTORS

The Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2023 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment, except as follows:

(1) The visibility and trading volume of our common stock are low, and any material increase in such visibility and trading volume is likely dependent upon our ability to list our common stock on a recognized stock exchange, but our ability to satisfy the listing requirements for a recognized stock exchange cannot be guaranteed or assured. A continued inability to satisfy the listing requirements for a recognized stock exchange could materially adversely affect the visibility, trading volume, and trading price of our common stock.

(2) The delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described above in the Accounts Receivable section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(3) Write offs of inventory continue to be significant for Lifted. In the second quarter of 2024, $434,402 of packaging related to discontinued products, finished goods of $105,768, and other raw goods of $111,019, were written off. Because consumers’ demands change very quickly, Lifted may find it necessary to write off certain raw goods because they will no longer be used in production. Or, if consumers are no longer interested in certain products, and the finished goods are slow-moving, those finished goods are written off. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Deferred Contingent Stock

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger. Now that certain conditions and requirements have been met, starting on February 24, 2023, the deferred contingent stock has begun to be issued to certain recipients of the deferred contingent stock who have instructed the Company to issue to them their respective, earned deferred contingent stock. Through June 30, 2024, 503,000 shares of deferred contingent stock have been issued to certain recipients of deferred contingent stock, including 200,000 shares of deferred contingent stock to WJacobs. See NOTE 9 – SHAREHOLDERS’ EQUITY for more information.

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

The Merger consideration (the “Merger Consideration”) was paid by Lifted to Chase and Hagan Sanchez in two installments.

15

The first installment of the Merger Consideration was paid by Lifted to Chase and Hagan Sanchez at the closing of the Merger, and consisted of 100 shares of unregistered common stock of LIFD.

The second installment of the Merger Consideration was paid by Lifted to Chase and Hagan Sanchez following the first anniversary of the closing of the Merger, which was April 28, 2024.

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

16

ITEM 6. EXHIBITS.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing, Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky
10.80	Credit Agreement
10.81	Promissory Note ($3,000,000 Loan)
10.82	Security Agreement
10.83	Collateral Assignment Agreement
10.84	Pledge Agreement
10.85	Business Loan Agreement
10.86	Promissory Note ($910,000 Loan)
10.87	Mortgage
10.88	Assignment of Rents, Leases, and Security Deposits
10.89	Lease of 789 Tech Center Drive, Unit C, Durango, Colorado 81301
10.90	Second Amendment to Lease of 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144
10.91	Jeeter Termination Agreement

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated August 15, 2024
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

17

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFTD Partners Inc.

Dated: August 14, 2024	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

18