Form 10-Q
period 2024-09-30
LFTD PARTNERS INC.
filed 2024-11-14
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2024, there were 14,822,678 shares of the registrant’s common stock outstanding.

LFTD Partners Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2024

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024, that can be read at www.sec.gov. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document. None of the statements contained herein have been approved by the Food and Drug Administration, and none of the products manufactured or sold by the Company are intended to diagnose, treat, cure or prevent any disease.

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,174,805	$4,357,539
Prepaid Expenses	1,053,846	2,509,961
Accounts Receivable, net of allowance of $2,619,076 in 2024 and $375,417 in 2023	2,265,047	3,586,176
Inventory	9,748,937	10,174,667
Income Tax Receivable	667,611	659,376
Current Portion of Settlement Asset and Receivables	232,707	378,597
Other Current Assets	303,207	2,664
Total Current Assets	17,446,160	21,668,980
Restricted Cash	1,000,000	1,000,000
Goodwill	23,092,794	23,092,794
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	520,771	-
Fixed Assets, less accumulated depreciation of $920,928 in 2024 and $593,531 in 2023	2,844,428	2,996,387
Security and State Licensing Deposits and Bonds	59,630	43,421
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $172,061 in 2024 and $266,837 in 2023	1,174,019	626,869
Non-Current Portion of Settlement Asset and Receivables	2,000	22,000
Total Assets	$48,036,002	$51,346,651
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	$216,697	$169,437
Deferred Revenue	1,022,241	235,891
Minimum Earnout Consideration pursuant to the Oculus Merger Agreement ($200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share)	-	1,000,000
Collab Commissions and Royalties Payable	51,400	572,838
Accounts Payable and Accrued Expenses	4,739,663	6,172,655
Accounts Payable - Related Party	1,000	3,938
Preferred Stock Dividends Payable	5,225	7,124
Notes Payable to Surety Bank	545,897	506,061
Interest Payable to Surety Bank	16,034	18,800
Total Current Liabilities	6,598,157	8,686,744
Non-Current Liabilities
Operating Lease Liability	996,620	463,623
Net Deferred Tax Liability	-	29,482
Notes Payable to Surety Bank	2,934,570	3,348,790
Total Non-Current Liabilities	3,931,190	3,841,896
Total Liabilities	10,529,347	12,528,640
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	3
2,500 shares issued and outstanding at September 30, 2024
2,500 shares issued and outstanding at December 31, 2023
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at September 30, 2024
40,000 shares issued and outstanding at December 31, 2023
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,823	14,806
14,822,678 shares issued and outstanding at September 30, 2024
14,805,678 shares issued and outstanding at December 31, 2023
Additional Paid-in Capital	40,986,553	40,429,213
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at September 30, 2024 and December 31, 2023	470,730	470,730
Accumulated Deficit	(3,965,493)	(2,096,780)
Total Shareholders' Equity	37,506,655	38,818,011
Total Liabilities and Shareholders' Equity	$48,036,002	$51,346,651

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Sales	$8,691,675	$13,106,280	$28,845,623	$38,090,615
Cost of Goods Sold	4,933,780	8,684,277	18,149,447	22,383,810
Gross Profit	3,757,895	4,422,003	10,696,176	15,706,805
Operating Expenses
Payroll Expenses	1,360,035	1,710,806	4,432,534	5,363,633
Deferred Contingent Stock Expense	-	-	-	2,138,175
Company-Wide Management Bonus Pool	-	-	-	233,332
Professional Fees	156,357	264,898	778,082	870,042
Bank Charges and Merchant Fees	130,831	148,411	436,131	425,961
Advertising and Marketing	470,676	184,432	837,462	663,181
Bad Debt Expense/(Income)	864,345	(82,935)	2,304,898	138,565
Depreciation and Amortization	58,124	48,332	156,357	131,454
Collab Commission and Royalty Expense	180,571	846,714	589,871	846,714
Other Operating Expenses	677,659	641,806	2,006,623	1,968,419
Total Operating Expenses	3,898,598	3,762,464	11,541,958	12,779,476
Income/(Loss) From Operations	(140,703)	659,539	(845,782)	2,927,329
Other Income/(Expenses)
Gain on Lease Modification	-	-	9,622	-
Interest Income	39,213	2,221	121,580	27,697
Interest Expense	(88,293)	(23,986)	(271,630)	(72,537)
Dividend Income	-	1,193	3,579	2,386
Settlement Income	-	-	10,000	-
Debt Financing Expenses	(2,803)	(60,000)	(8,349)	(60,000)
Penalties	(139)	105	(919)	(11,587)
Gain/(Loss) on Disposal of Fixed Assets	3,641	-	(48,291)	-
Loss on Jeeter Collab	-	-	(1,349,467)	-
Loss on Deposits	-	-	(6,121)	-
Total Other Expenses	(48,381)	(80,467)	(1,539,996)	(114,041)
Income/(Loss) Before Provision for Income Taxes	(189,084)	579,072	(2,385,778)	2,813,288
Provision for Income Taxes	(5,315)	38,576	527,163	(677,921)
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$(194,399)	$617,648	$(1,858,615)	$2,135,367

Basic Net Income/(Loss) per Common Share	$(0.01)	$0.04	$(0.13)	$0.15
Diluted Net Income/(Loss) per Common Share	$(0.01)	$0.04	$(0.13)	$0.14

Weighted average number of common shares outstanding:
Basic	14,822,678	14,648,874	14,795,977	14,470,895
Diluted	14,822,678	15,356,374	14,795,977	15,178,395

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

					Additional	Deferred Contingent Stock		Total
	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	$38,762,260	$-	$(4,238,735)	$34,537,671
Issuance of 410,000 of the total 645,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipients			410,000	410	1,358,740	779,025		2,138,175
Series A Preferred Stock dividend payable							(3,329)	(3,329)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(141,742)	(141,742)
Balance, March 31, 2023	44,500	$45	14,512,578	$14,513	$40,121,000	$779,025	$(4,385,286)	$36,529,296

Series A Preferred Stock dividend payable							(3,366)	(3,366)
Series B Preferred Stock dividend payable							(1,497)	(1,497)
Payment of the first installment of Merger Consideration (the issuance of 100 shares of common stock) pursuant to the Oculus Merger Agreement, on April 28, 2023			100	0.10	208.90			209
Net Income							1,659,461	1,659,461
Balance, June 30, 2023	44,500	$45	14,512,678	$14,513	$40,121,209	$779,025	$(2,730,688)	$38,184,103
Series A Preferred Stock dividend payable							(2,466)	(2,466)
Series B Preferred Stock dividend payable							(1,512)	(1,512)
Conversion of 2,000 shares of Series A Preferred Stock held by a non-affiliate into 200,000 shares of common stock, on August 4, 2023	(2,000)	(2)	200,000	200	(198)			-
Issuance of 93,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipient			93,000	93	308,202	(308,295)		-
Net Income							617,648	617,648
Balance, September 30, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,117,018)	$38,797,773

Balance, December 31, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,096,780)	$38,818,011
Series A Preferred Stock dividend payable							(1,862)	(1,862)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(1,141,004)	(1,141,004)
Balance, March 31, 2024	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(3,241,142)	$37,673,649
Series A Preferred Stock dividend payable							(1,858)	(1,858)
Series B Preferred Stock dividend payable							(1,495)	(1,495)
Common stock buybacks and immediate cancellations between April 2, 2024 and April 9, 2024			(143,000)	(143)	(240,097)			(240,240)
Payment of the stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024			160,000	160	799,840			800,000
Net Loss							(523,212)	(523,212)
Balance, June 30, 2024	42,500	$43	14,822,678	$14,823	$40,988,956	$470,730	$(3,767,706)	$37,706,844
Series A Preferred Stock dividend payable							(1,889)	(1,889)
Series B Preferred Stock dividend payable							(1,499)	(1,499)
Excise taxes payable on common stock buybacks					(2,402)			(2,402)
Net Loss							(194,399)	(194,399)
Balance, September 30, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,965,493)	37,506,655

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities
Net Income/(Loss)	$(1,858,615)	$2,135,367
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities
Deferred Contingent Stock Compensation Expense	-	2,138,175
Bad Debt Expense	2,304,898	138,565
Depreciation and Amortization	384,279	295,386
Settlement Income	(10,000)	-
Debt Financing Expenses	8,349	-
Gain on Lease Modification	(9,622)	-
Loss on Disposal of Fixed Assets	48,291	-
Loss on Jeeter Collab	1,349,467	-
Loss on Deposits	6,121	-
Spoiled and Written Off Inventory	1,379,982	771,355
Sales Allowance	(531,582)	(603,710)
Deferred Income Taxes	(550,253)	319,583
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(452,187)	(792,002)
Prepaid Expenses	1,229,354	601,986
Income Tax Receivable and Payable, net	(8,235)	(1,024,573)
Inventory	(2,814,031)	(4,465,159)
Other Current Assets	(322,873)	21,956
Collab Commissions and Royalties Payable	(96,964)	629,552
Accounts Payable and Accrued Expenses	(1,435,759)	(281,860)
Accounts Payable and Interest Payable to Related Parties	(5,340)	(509)
Change in Settlement Asset and Receivables	488,490	138,768
Change in Right Of Use Asset	155,565	122,138
Change in Finance and Operating Lease Liabilities	(112,837)	(51,060)
Deferred Revenue	786,350	649,042
Net Cash Provided by/(Used in) Operating Activities	(67,154)	743,001
Cash Flows From Investing Activities
Net Cash Paid as Part of the Oculus Transaction	(200,000)	(342,068)
Purchases of Fixed Assets	(310,763)	(747,662)
Proceeds from Disposal of Fixed Assets	30,152	-
Net Cash Used in Investing Activities	(480,611)	(1,089,730)
Cash Flows From Financing Activities
Payments on Surety Bank Loans	(382,733)	-
Payments of Dividends to Preferred Stockholders	(11,997)	(19,462)
Purchase of Shares of Common Stock	(240,240)	-
Payments on Finance Lease Liability	-	(53,754)
Other Financing Activities	-	(29,285)
Net Cash Used In Financing Activities	(634,969)	(102,501)
Net Decrease in Cash	(1,182,734)	(449,230)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	5,357,539	3,530,623
Cash, Cash Equivalents and Restricted Cash at End of Period	$4,174,805	$3,081,393

	For the Nine Months Ended
	September 30,
	2024	2023
Supplemental Cash Flow Information
Cash Paid For Interest	$274,396	$72,537
Cash Paid For Income Taxes	23,244	1,342,111

Non-Cash Activities
Right-of-Use assets acquired from inception of Operating Leases	$830,297	$296,209
Issuance of stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024	800,000	-
Conversion of Series A and Series B Preferred Stock to Common Stock	-	200

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	$3,174,805	$3,081,393
Restricted Cash	1,000,000	-
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$4,174,805	$3,081,393

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

After acquiring, operating and then selling businesses involved in the defense sector, our business is currently directly or indirectly involved in the development, manufacture and/or sale or re-sale of a wide variety of branded, hemp-derived and psychoactive products, health and wellness products, energy gummies, and nicotine products.

We are primarily interested in acquiring rapidly growing, profitable companies that are also involved in the manufacture and sale of branded, hemp-derived and psychoactive products (a “Canna-Infused Products Company”). Management of the Company is open-minded to the concept of also acquiring operating businesses and/or assets directly or indirectly involving products containing nicotine, tobacco, marijuana, distilled spirits, beer, wine, and/or real estate. In addition, management of the Company is open-minded to the concept of diversifying, by acquiring all or a portion of one or more operating businesses and/or assets that are considered to be “essential” businesses that are outside our industry and that are unlikely to be shut down by the government during pandemics such as COVID-19, or that have less regulatory risk than a Canna-Infused Products Company.

Lifted Made

On February 24, 2020, we acquired 100% of the ownership interests in one Canna-Infused Products Company called Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”). Lifted primarily manufactures and sells hemp-derived and psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand. Products currently sold by Lifted under its Urb brand include, for example: vapes and cartridges, gummies, joints and blunts.

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

Improvements to and Potential Expansion of the 5511 Building

Due to an extreme need for additional employee parking at the 5511 Building, the Company in the fourth quarter of 2022 built a parking lot at the 5511 Building for $193,216, which is accounted for as a building improvement (a capitalized fixed asset). The investment in this necessary parking lot had no impact on the $1,375,000 purchase price that Lifted had committed to pay for, and did pay for, the 5511 Building on December 14, 2023.

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

Default under any of the agreements described above could have a highly detrimental, if not catastrophic impact on our company.

Consolidated Balance Sheet Presentation of the Working Capital and Business Loans and Maturity Analysis

The following presents the Working Capital and Business Loans in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Working Capital Loan	$2,637,175	$3,000,000
Real Estate Loan	890,093	910,000
Total principal amount	3,527,268	3,910,000
Less: Unamortized debt financing costs	(46,801)	(55,149)
Less: Current portion of Surety Bank notes	(545,897)	(506,061)
Non-Current portion of Surety Bank notes	$2,934,570	$3,348,790

The following represents aggregate payments due on the Working Capital and Business Loans subsequent to September 30, 2024:

Maturity Analysis as of September 30, 2024

2024	$219,235
2025	876,939
2026	876,939
2027	876,939
2028	1,618,429
Thereafter	-
Total	4,468,481
Less: Interest portion	(941,213)
Total principal amount	$3,527,268

Manufacturing, Sales and Marketing Agreements

During the year ended December 31, 2023, Lifted entered into Manufacturing, Sales and Marketing Agreements with Cali Sweets, LLC (“Cali”), Diamond Supply Co. (“Diamond”), and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”); and, on or about January 23, 2024, Lifted entered into a Manufacturing, Sales and Marketing Agreement effective as of January 20, 2024 with a wholly owned subsidiary of a large, publicly traded US marijuana company (collectively, “Agreements”). The terms of these Agreements are described below. As of September 30, 2024, all of the Agreements were in effect, except for the Jeeter Agreement, which had been terminated on January 1, 2024. The aggregate net revenue related to these Agreements for the nine months ended September 30, 2024 was $1,849,666.

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

Indemnification

Under the terms of the Agreement, Lifted agreed to indemnify the other party for (i) harm, injury, damage or loss arising out of or in connection with the Services, production and manufacture, distribution and/or sale of the Products (including by any third parties engaged by Lifted (e.g., sub-distributors)); (ii) harm, injury, damage or loss arising out of or in connection with the use of the Products by any Customer or end-user, to the extent such harm, injury, damage or loss results from a defect in the Products; (iii) any uncured material breach by Lifted of any provision hereof; (iv) any violation of any applicable law or government regulation by Lifted or any third party engaged by Lifted in connection with the Products; and (v) any recall or withdrawal of a Product in accordance with this Agreement. Notwithstanding the foregoing, Lifted shall have no indemnification obligation hereunder pursuant to clauses (i), (ii) or (iii) above if such recall, withdrawal or defect arises out of or relates to any misuse, mishandling, or improper storage of, or damage caused to, the Products by anyone other than Lifted or its manufacturers/producers, Customers, or any third party engaged by Lifted in connection with the Products.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The accompanying unaudited interim consolidated financial statements include the accounts of LFTD Partners and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with US GAAP have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, and all adjustments necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Consolidated Statements of Operations, certain expenses are consolidated into the Other Operating Expenses category. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited consolidated financial statements. Actual results could differ from these estimates.

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

Restricted Cash – The Company considers cash balances that are legally restricted as to withdrawal or usage to be restricted cash. The Company’s Business Loan Agreement with Surety Bank requires the Company to maintain a $1,000,000 minimum deposit balance with the bank for the life of the Business Loan, which matures on December 14, 2028 (the “Minimum Deposit Balance”). Failure to maintain the Minimum Deposit Balance constitutes an event of default under the Business Loan Agreement. As of September 30, 2024 and December 31, 2023, the Company recognized $1,000,000, respectively, of its deposit account balance with Surety Bank as restricted cash, which is classified as a non-current asset in the Consolidated Balance Sheets.

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

Accounts Receivable – As of September 30, 2024, accounts receivable of $2,265,047, net of $2,619,076 allowance for doubtful accounts, were reported. In comparison, as of December 31, 2023, accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were reported.

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

In performing its CECL Model Analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. As of September 30, 2024, the Allowance for Doubtful Accounts is $2,619,076, which is the total of the invoices older than 90 days as of September 30, 2024, because this figure is larger than the Bad Debt Calc. Management believes that Lifted’s Allowance for Doubtful Accounts has been conservatively analyzed and prepared and is appropriate as of reporting period end.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Raw Goods	$5,704,069	$4,962,652
Finished Goods	4,044,868	5,212,015
Total Inventory	$9,748,937	$10,174,667

The process of determining obsolete or spoiled inventory involves:

1)	Identifying raw goods that will no longer be used in the manufacture of finished goods;
2)	Identifying expired raw goods;
3)	Identifying finished goods that will no longer be sold or that are slow moving;
4)	Identifying finished goods that are expired; and
5)	Valuing and expensing raw and finished goods that will no longer be sold.

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

As of September 30, 2024, $395,761 of overhead costs incurred during the third quarter of 2024 were allocated to finished goods. In comparison, as of December 31, 2023, $338,582 of overhead costs incurred during the fourth quarter were allocated to finished goods.

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

Based on another analysis of credits applied to vape device manufacturer bills through September 30, 2024, Lifted recognized credit amortization of $53,140 for the third quarter of 2024, and Lifted’s revised credit balance as of September 30, 2024 was $50,707.

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

Revenue – The Company recognizes revenue in accordance with ASC 606. The majority of the Company’s sales are of branded products to distributors, wholesalers, and end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. The majority of the Company’s sales are to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. Distributors primarily sell Lifted’s products to vape and smoke shops, stores specializing in hemp-derived products, convenience stores, health food stores, and other outlets.

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

An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $103,516 and $635,098 were reported at September 30, 2024 and December 31, 2023, respectively. Management believes that an adequate allowance for sales has been made as of period end.

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

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Type of Sale	2024		2023		2024		2023
Net sales of raw materials to customers	$96,208	1%	$618	0%	$856,457	3%	$3,696	0%
Net sales of products to private label clients	784,352	9%	312,905	2%	2,868,515	10%	1,178,686	3%
Net sales of products to wholesalers	2,300,720	26%	2,535,597	19%	7,525,399	26%	7,437,453	20%
Net sales of products to distributors	4,660,483	54%	9,640,568	74%	15,031,446	52%	27,738,487	73%
Net sales of products to end consumers	849,913	10%	616,592	5%	2,563,806	9%	1,732,293	5%
Net Sales	$8,691,675	100%	$13,106,280	100%	$28,845,623	100%	$38,090,615	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Product Type	2024		2023		2024		2023
Vapes	$3,381,277	39%	$7,405,541	57%	$13,509,201	47%	$19,846,178	52%
Edibles	4,074,937	47%	3,293,422	25%	11,423,876	40%	10,849,438	28%
Flower	253,832	3%	1,165,926	9%	1,255,326	4%	4,203,894	11%
Cartridges	944,639	11%	1,223,320	9%	2,523,090	9%	3,165,575	8%
Apparel and Accessories	36,989	0%	18,071	0%	134,128	0%	25,530	0%
Net Sales	$8,691,675	100%	$13,106,280	100%	$28,845,623	100%	$38,090,615	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Hemp vs Non-Hemp Product Sales	2024		2023		2024		2023
Net sales of hemp products	$8,416,929	97%	$12,957,460	99%	$28,022,767	97%	$35,587,865	93%
Net sales of non-hemp products	274,746	3%	148,820	1%	822,855	3%	2,502,750	7%
Net Sales	$8,691,675	100%	$13,106,280	100%	$28,845,623	100%	$38,090,615	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Location of Sale	2024		2023		2024		2023
Inside of USA	$8,691,675	100%	$13,096,973	100%	$28,845,623	100%	$38,056,082	100%
Outside of USA	-	0%	9,307	0%	-	0%	34,533	0%
Net Sales	$8,691,675	100%	$13,106,280	100%	$28,845,623	100%	$38,090,615	100%

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

At September 30, 2024, total deferred revenue was $1,022,241, all of which is expected to be recognized as revenue in 2024. At December 31, 2023, total deferred revenue was $235,891, all of which was recognized as revenue in 2024.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Contract Assets (invoiced but unfulfilled performance obligations)	$552,840	$131,304

Deposits from customers for unfulfilled orders	469,400	104,586

Total Deferred Revenue	$1,022,241	$235,891

Cost of Goods Sold – Cost of goods sold consists of the costs of raw materials utilized in the manufacture of products, direct labor, co-packing fees, repacking fees, freight and shipping charges, warehouse expenses incurred prior to the manufacture of Lifted’s finished products and certain quality control costs. Raw materials include ingredients, product components and packaging materials.

Cost of goods sold amounted to $4,933,780 and $8,684,277 during the three months ended September 30, 2024 and 2023, respectively, and $18,149,447 and $22,383,810, during the nine months ended September 30, 2024 and 2023, respectively.

During the quarters ended September 30, 2024 and 2023, $329,977 and $597,098, respectively, of obsolete and spoiled inventory was written off. During the nine months ended September 30, 2024, and 2023, $1,379,982 and $771,355 of obsolete and spoiled inventory was written off, respectively.

Operating Expenses – Operating expenses include accounts such as payroll expenses, deferred contingent stock compensation expense, the company-wide management bonus pool, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commission and royalty expense, and other operating expenses.

Total operating expenses increased to $3,898,598 for the quarter ended September 30, 2024, up from $3,762,464 during the quarter ended September 30, 2023. The primary driver for this increase in operating expenses was $864,345 of bad debt expense, which stems from the Company’s CECL Model analysis, which is described above, in the Accounts Receivable section.

Total operating expenses decreased to $11,541,958 for the nine months ended September 30, 2024, down from $12,779,476 during the nine months ended September 30, 2023. The primary driver for this decrease in operating expenses was that during the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the nine months ended September 30, 2023, was $1,663,163 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the nine months ended September 30, 2023 from $3,798,530 to $2,135,367. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.25, respectively, for the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, the Company reported bad debt expense of $2,304,898, compared to bad debt expense of $138,565 during the nine months ended September 30, 2023. As described below in ITEM 1A. RISK FACTORS, the delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described above in the Accounts Receivable section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2024	2023		2024	2023
Net Income/(Loss)	$(194,399)	$617,648	Net Income/(Loss)	$(1,858,615)	$2,135,367

Weighted average number of common shares outstanding:			Weighted average number of common shares outstanding:
Basic	14,822,678	14,648,874	Basic	14,795,977	14,470,895
Diluted	14,822,678	15,356,374	Diluted	14,795,977	15,178,395

Basic Net Income/(Loss) per Common Share	$(0.01)	$0.04	Basic Net Income/(Loss) per Common Share	$(0.13)	$0.15
Diluted Net Income/(Loss) per Common Share	$(0.01)	$0.04	Diluted Net Income/(Loss) per Common Share	$(0.13)	$0.14

As of September 30, 2024, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (c) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

As of September 30, 2024, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($1.00/share) was higher than the stock closing price at September 30, 2024 ($0.30/share).

As of September 30, 2024, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation because the exercise price ($5.00/share) was higher than the stock closing price at September 30, 2024 ($0.30/share). There were also 142,000 shares of issuable Deferred Contingent Stock included in the September 30, 2024 diluted EPS calculation.

As of September 30, 2023, in addition to our outstanding common stock, we had issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

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

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily consist of trade show expenses, advertising, promotional products and other marketing expenses. During the three months ended September 30, 2024 and 2023, the Company incurred $470,676 and $184,432 of advertising and marketing expenses, respectively. In comparison, during the nine months ended September 30, 2024 and 2023, the Company incurred $837,462 and $663,181 of advertising and marketing expenses, respectively.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $3,965,493 as of September 30, 2024. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially any future changes to the so-called “Farm Bill” at the federal level, any new rule proposed by the federal Drug Enforcement Administration that might attempt to classify certain hemp-derived products as controlled substances, and any other federal or state laws and regulations related to hemp-derived cannabinoids, nicotine or tobacco products, kratom, psychoactive products and/or vaping. There is also a risk that the Company potentially might be accused of selling products containing ingredients that might be considered an analog of a controlled substance. The Company is also subject to vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk.

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

Customer Concentration Risk – During the quarter ended September 30, 2024, 23 customers made up 50% of Lifted’s sales. In comparison, during the quarter ended September 30, 2023, 15 customers made up approximately 50% of Lifted Made’s sales.

Vendor Dependence – Regarding the purchases of raw goods and finished goods (“Inventory”), during the quarter ended September 30, 2024, approximately 69% of the Inventory that Lifted purchased was from three vendors. In comparison, during the quarter ended September 30, 2023, approximately 62% of the Inventory that Lifted purchased were from three vendors.

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

On October 18, 2024, the management of LFTD Partners had a video conference with the officers of Ablis, Bendistillery and Bend Spirits. During this meeting, the management of those companies discussed the performance of Ablis, Bendistillery and Bend Spirits during the quarter ended September 30, 2024. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time.

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

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	September 30, 2024	December 31, 2023
Building	$805,545	$805,545
Land	$430,754	$430,754
Machinery & Equipment	$1,460,033	$1,473,609
Furniture & Fixtures	$138,184	$107,509
Computer Equipment	$18,979	$18,979
Building & Leasehold Improvements	$633,094	$581,394
Vehicles	$64,309	$117,047
Trade Show Booths	$214,457	$55,081
Sub-total:	$3,765,356	$3,589,918

Less: accumulated depreciation	$(920,928)	$(593,531)
	$2,844,428	$2,996,387

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

After allocating depreciation of machinery and equipment, and 5511 Building depreciation, of $75,537 and $227,921, respectively, as overhead to finished goods, depreciation expense of $58,124 and $156,357, respectively, was recognized during the three and nine months ended September 30, 2024.

In comparison, after allocating depreciation of machinery and equipment of $66,768 and $144,493, respectively, as overhead to finished goods, depreciation expense of $44,012 and $118,493, respectively, was recognized during the three and nine months ended September 30, 2023.

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

NOTE 7 – INTANGIBLE ASSETS, NET

Website

The cost of developing Lifted’s website, www.urb.shop, which was previously www.LiftedMade.com, was amortized over 32 months, and the website intangible asset was fully amortized as of December 31, 2022.

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

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee. Mr. Warrender is also a Director of LFTD Partners Inc.

During the three and nine months ended September 30, 2024, $13,846 and $43,846, respectively, in wages were paid to Mr. Warrender. As of September 30, 2024, a $1,000 expense reimbursement accrual related to Mr. Warrender was reported.

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

Outside Director Fees

Each of the Company’s outside directors, including Mr. Vincent J. Mesolella, Dr. Joshua A. Bloom, Dr. James S. Jacobs, Mr. Richard E. Morrissy, and Mr. Kevin J. Rocio, received quarterly director fees of $4,000 in each of the quarters ended September 30, 2024 and 2023. Dr. Jacobs is the brother of CEO GJacobs and the uncle of President and CFO WJacobs.

Ms. Sharial Howard, who was appointed to the Board of Directors on August 20, 2024, received a quarterly director fee of $4,000 during the quarter ended September 30, 2024. Ms. Howard is a Senior Real Estate Professional with @properties Christie's International Real Estate in the Chicago/Chicagoland area where she practices residential and commercial real estate. She has a 15-year real estate law background composed of 5 years in residential real estate law and 10 years in commercial real estate law. She holds the Accredited Buyer Representative Designation and is a Certified Pricing Strategy Advisor and Certified Real Estate Negotiation Expert. She is a member of the Chicago Association of REALTORS®, Illinois REALTORS® and the National Association of REALTORS® and has been featured in CS Magazine, Crain's Chicago Business Magazine, Chicago Real Producers Magazine and N'Digo Magazine for her contributions in the real estate industry. Sharial is a proud graduate of the University of Illinois at Urbana-Champaign.

William C. “Jake” Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through September 30, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

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

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owned a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both of which were located in Kenosha, Wisconsin and were customers of Lifted. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. In the past, Lifted sold products to Corner Vapory from time-to-time; however, Lifted did not sell any products to Corner Vapory LLC during the three or nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, 63,650 shares of Series A Preferred Stock have been converted into a total of 6,365,000 shares of common stock of the Company, which leaves 2,500 shares of Series A Preferred Stock currently outstanding, convertible into 250,000 shares of common stock of the Company.

As of September 30, 2024 and December 31, 2023, the Company has accrued a liability of $3,438 and $5,328, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock. During the three and nine months ended September 30, 2024, a total of $0 and $7,500, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2023, a total of $1,463 and $14,963, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of September 30, 2024, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of September 30, 2024 and December 31, 2023, the Company has accrued a liability of $1,788 and $1,796, respectively, as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three and nine months ended September 30, 2024, a total of $4,500 and $4,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2023, a total of $4,500 and $4,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Through September 30, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients.

The following is a summary of share-based compensation, stock option and warrant activity as of September 30, 2024 and changes during the quarter then ended:

			Weighted-Average Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Warrants and Rights to Purchase Warrants to Purchase Common Stock Outstanding, July 1, 2024	3,456,698	$3.97	0.60	$-

Exercisable Options, Warrants and Rights to Purchase Warrants to Purchase Common Stock Outstanding, September 30, 2024	3,456,698	$3.97	0.35	$-
Outstanding Options, Warrants and Rights to Purchase Warrants to Purchase Common Stock, September 30, 2024	3,456,698	$3.97	0.35	$-

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

NOTE 10 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Lease and Purchase of Building Located at 5511 95th Ave, Kenosha, Wisconsin 53144

On December 18, 2020, Lifted as tenant entered into a Lease Agreement (the “Lease) with 95th Holdings, LLC (“Landlord”) for office, laboratory and warehouse space in a building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”). The lease commencement date was January 1, 2021, and lease termination date was January 1, 2026.

Landlord was an entity owned directly or indirectly by NWarrender, the Company’s Vice Chairman and COO, the CEO of Lifted, and the largest stockholder of the Company as the beneficial owner of 3,900,455 shares of common stock of the Company. Due to the potential conflict of interest, the terms and conditions of the Lease were negotiated on behalf of Lifted by Vincent J. Mesolella, the Lead Outside Director of the Company. Landlord and Lifted were represented by their own independent legal counsel in connection with the Lease. Under the terms of the Lease, NWarrender is able to benefit through his ownership of Landlord by Landlord’s receiving rent and eventually selling the 5511 Building to Lifted.

Lifted constructed improvements to the 5511 Building including a clean room, and gradually moved into the 5511 Building over the course of the first quarter of 2021.

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

Under the terms of the Omnibus Agreement, Lifted was obligated to purchase the 5511 Building from Landlord on or before December 31, 2022 for a fixed purchase price of $1,375,000. As a result, as of December 31, 2021, the Company modified its methodology for accounting of this finance lease (the “Modification Date”), such that the only liability recognized as of December 31, 2021 was a current (within one year) liability, and there was no long-term liability recognized. An immaterial loss on lease modification of $1,446 was also recognized as of the Modification Date. The Finance Lease Right-of-Use Asset value was reduced to reflect the fixed purchase price agreed to under the Omnibus Agreement.

Pursuant to the Acceleration Agreement, Lifted’s obligation to purchase the 5511 Building from Landlord was delayed to on or before December 31, 2023.

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

Lifted purchased the 5511 Building from Landlord on December 14, 2023, for $1,375,000 in cash as previously agreed upon, and as a result, the Company derecognized the Finance Lease Right-of-Use Asset and recognized the 5511 Building as Land and Building on the Consolidated Balance Sheet. For more information, refer to the section “Bank Financing and Purchase of Headquarters Building” in NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC., above.

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

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2024
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $172,061	Non-Current Assets	$1,174,019

Liability	Balance Sheet Line	September 30, 2024
Operating Lease Liabilities	Current Liabilities	$216,697
	Non-Current Liabilities	996,620

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended September 30,
Lease Cost:	2024	2023
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$10,800
Interest on lease liabilities	-	24,388
Operating lease expense	83,424	55,314
Total	$83,424	$90,502

	For the Nine Months Ended September 30,
Lease Cost:	2024	2023
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$32,400
Interest on lease liabilities	-	72,825
Operating lease expense	222,163	155,336
Total	$222,163	$260,561

Weighted Average Discount Rate

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history. The Company’s weighted average discount rate for all its right-of-use liabilities as of the end of the reported period is 8.84%.

Maturity Analysis

The following table is the maturity analysis of the Company’s operating and finance leases as of the reported period end.

Maturity Analysis as of September 30, 2024:	Finance	Operating
2024	$-	$79,708
2025	-	327,062
2026	-	337,567
2027	-	348,411
2028	-	294,626
Thereafter	-	119,967
Total	-	1,507,341
Less: Present value discount	-	(294,024)
Lease liability	$-	$1,213,317

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

Bonus to Lifted’s Chief Strategy Officer

Lifted’s former Chief Strategy Officer (the “CSO”), who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941, and was paid in May 2024. In comparison, at December 31, 2023, the bonus payable to the CSO was $688,068; this bonus is accrued in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

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

Lifted currently is involved as the defendant in two pending lawsuits:

(1)

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought 3-4 of the Company’s products, that some of the Company’s products exceeded legal limitations for hemp, and that all of the Defendants misrepresented the nature of the products. The Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. Plaintiff has filed an amended complaint changing the testing company but maintaining similar claims. The Company contends that this lawsuit is without merit and intends to vigorously defend the action. The Company has recently filed a motion seeking dismissal of the Complaint which has been briefed and the Company is waiting for the court’s ruling.

(2)

Loree Perry, Individually and on Behalf of All Others Similarly Situated v. Sheikhani Group, et al – Plaintiff added the Company and four of its officers to a putative class action case against a Texas retailer, several cannabis industry manufacturers, testing companies, and related individuals in the United States District Court for the Eastern District of Texas. The Amended Complaint alleges that Plaintiff bought two of the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those and additional unspecified “many” of the Company’s other products was underreported. The Amended Complaint alleges that all of the Defendants misrepresent the nature of their products and are intentionally engaging in ongoing illegal sales. The Amended Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. The Company contends that this lawsuit is without merit and intends to vigorously defend the action if and when it is served.

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

(2)

Lifted Liquids, Inc. v. Chris Hillseth Enterprises Corporation and Ameri-Kal LLC – The Company has filed an action seeking to recover amounts paid for equipment that did not work as represented. The case is in its early stages and the Company intends to pursue the action and recover its damages.

Lifted is currently in a dispute with one of its former insurance carriers, and there is a possibility that this dispute could result in Lifted filing a lawsuit against such insurance carrier to recover a portion of the premiums paid to such  insurance carrier.

Dismissal of Koff v Lifted Made

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool expense during the nine months ended September 30, 2024.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Current
Domestic-Federal	$13,958	$86,824	$13,958	$460,617
Domestic-State	1,051	(358,419)	1,051	(142,132)
Franchise taxes	(2,929)	(140)	8,081	39,853
Foreign	-	-	-	-
	12,080	(271,735)	23,090	358,338
Deferred
Domestic-Federal	(6,309)	83,512	(437,526)	180,776
Domestic-State	(456)	149,647	(112,727)	138,807
Foreign	-	-	-	-
	(6,765)	233,159	(550,253)	319,583
Total Provision/(Benefit) for Income Taxes	$5,315	$(38,576)	$(527,163)	$677,921

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Domestic-Federal	$(39,092)	$121,208	$(502,711)	$582,113
State taxes, net of federal benefit	(8,753)	3,719	(129,669)	153,695
Non-deductible expenses	21,279	63,384	62,131	127,360
Franchise taxes	(2,929)	(140)	8,081	39,853
Revision of prior years' provision to return filing	34,908	(361,047)	34,908	(316,097)
Change in estimated future income tax rates	6,076	133,908	(11,198)	91,217
Change in valuation allowance	(6,055)	-	11,414	-
Other	(119)	392	(119)	(220)
Total Provision/(Benefit) for Income Taxes	$5,315	$(38,576)	$(527,163)	$677,921

Deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
	2024	2023
Deferred Tax Assets:
Stock-based compensation	$2,778,104	$2,766,156
Operating loss carry forwards	65,543	-
Sales Allowances	27,346	167,051
Spoiled and Written-Off Inventory	8,206	9,839
Accrued Related Party Expenses	264	1,036
Allowance for Doubtful Accounts	691,874	98,746
Lease Liabilities	13,683	4,918
Interest Carryforward	39,638	-
Less: Valuation allowance for stock-based compensation	(2,653,753)	(2,642,339)
Total Deferred Tax Assets	970,905	405,407

Deferred Tax Liabilities:
Depreciation & Amortization	(450,134)	(425,536)
Goodwill	-	(9,353)
Total Deferred Tax Liabilities	(450,134)	(434,889)

Net Deferred Tax Assets/(Liabilities)	$520,771	$(29,482)

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of filing this Quarterly Report on Form 10-Q. No events have occurred that would require adjustment to, or disclosure in, these unaudited interim consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

The following Management’s Discussion and Analysis (“MD&A”) section includes a discussion of our results of operations, liquidity and financial condition and certain factors that may affect our future results. In addition to historical financial information, the following MD&A contains forward-looking statements and forward-looking information, as defined under applicable United States securities laws, that reflect our plans, estimates and beliefs. This MD&A is supplemental to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements, and the risk factors, consolidated financial statements and related, accompanying notes that appear in LFTD Partners’ Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 29, 2024. As a result of many factors, the Company’s actual results may differ materially from those anticipated in these forward-looking statements and information. The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$”).

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2024. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include the “Risk Factors” included herein and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024, that can be read at www.sec.gov. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document. None of the statements contained herein have been approved by the Food and Drug Administration, and none of the products manufactured or sold by the Company are intended to diagnose, treat, cure or prevent any disease.

Significant Financial Obligations and Acute Regulatory Risks

Prior to the acquisition of Lifted on February 24, 2020, LFTD Partners Inc. had no sources of revenue, and LFTD Partners Inc. had a history of recurring losses, which has resulted in an accumulated deficit of $3,965,493 as of September 30, 2024. LFTD Partners Inc. currently is making significant payments of interest and principal on its loans from Surety Bank, and is accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. In addition, as extensively discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2024, we are subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

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

The Company has a history of losses as evidenced by the accumulated deficit at September 30, 2024 of $3,965,493. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended
	September 30,
	2024	2023
Net Cash Provided by/(Used in) Operating Activities	$(67,154)	$743,001
Net Cash Used in Investing Activities	(480,611)	(1,089,730)
Net Cash Used In Financing Activities	(634,969)	(102,501)

Cash Flows From Operating Activities

Net cash used in operating activities was $67,154 for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, net cash used in operating activities primarily resulted from a net loss of $1,858,615, which includes net, non-cash expenses of $4,379,929, offset by an increase in net operating assets of $2,588,468. Non-cash expenses are primarily related to bad debt expense of $2,304,898, loss on the Jeeter collaboration of $1,349,467, and spoiled and written off inventory of $1,379,982.

Net cash provided by operating activities was $743,001 for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, net cash provided by operating activities primarily resulted from net income of $2,135,367, which includes non-cash expenses of $3,059,353, offset by an increase in net operating assets of $4,451,721. Non-cash expenses are primarily related to $2,138,175 of stock compensation expense and $771,355 of spoiled and written off inventory. Working capital of $4,465,159 was used to purchase inventory.

Cash Flows From Investing Activities

Net cash used in investing activities was $480,611 during the nine months ended September 30, 2024. In 2024, Lifted spent $310,763 on purchases of fixed assets and $200,000 for the cash portion of the second installment of merger consideration pursuant to the Oculus Merger Agreement.

In comparison, net cash used in investing activities was $1,089,730 during the nine months ended September 30, 2023. In 2023, Lifted spent $342,068 to purchase net assets from Oculus CRS, LLC and spent $747,662 for net purchases of fixed assets.

Cash Flows From Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $634,969, which is primarily driven by payments on the Surety Bank loans of $382,733 and purchases of shares of the Company’s common stock of $240,240. During the nine months ended September 30, 2024, net cash decreased by $1,182,734, and we had $3,174,805 of unrestricted cash at September 30, 2024.

In comparison, during the nine months ended September 30, 2023, net cash used in financing activities was $102,501, primarily driven by finance lease liability payments of $53,754. During the nine months ended September 30, 2023, net cash decreased by $449,230, and we had $3,081,393 of unrestricted cash at September 30, 2023.

Comparison of the balance sheet as of September 30, 2024 and December 31, 2023

The following table summarizes our Company’s current assets, current liabilities and working capital as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Current Assets	$17,446,160	$21,668,980
Current Liabilities	6,598,157	8,686,744
Working Capital	10,848,003	12,982,236

As of September 30, 2024, we had cash and cash equivalents of $3,174,805; in comparison, as of December 31, 2023, we had cash and cash equivalents of $4,357,539.

As of September 30, 2024, we reported prepaid expenses of $1,053,846, primarily consisting of prepaid inventory of $904,822. In comparison, as of December 31, 2023, we reported prepaid expenses of $2,509,961 primarily consisting of prepaid inventory of $2,317,799.

Accounts receivable of $2,265,047, net of $2,619,076 allowance for doubtful accounts, were outstanding as of September 30, 2024. In comparison, accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were outstanding as of December 31, 2023.

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $103,516 and $635,098 were reported as of September 30, 2024 and December 31, 2023, respectively. A primary impetus for the need of a sales allowance and a reduction in accounts receivable as of September 30, 2024 and December 31, 2023 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

As of September 30, 2024, we had inventory of $9,748,937; in comparison, as of December 31, 2023, we had inventory of $10,174,667.

Total current assets as of September 30, 2024 of $17,446,160 were adequate for us to fund current operations.

As of September 30, 2024 and December 31, 2023, our other assets primarily included goodwill of $23,092,794, which was comprised of $22,292,767 of goodwill from the acquisition of Lifted on February 24, 2020, and $800,027 of goodwill from Lifted’s purchase of nearly all of the assets of Oculus CRS, LLC, and Lifted’s merger with Oculus CHS Management Corp. in April 2023.

Also, as of both September 30, 2024 and December 31, 2023, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. Net fixed assets as of September 30, 2024 and December 31, 2023 were $2,844,428 and $2,996,387, respectively.

In addition, as of both September 30, 2024 and December 31, 2023, our other assets also included restricted cash of $1,000,000. We are required by our Business Loan Agreement with Surety Bank to maintain a minimum depository balance of $1,000,000 with Surety Bank for the duration of our Business Loan. The Business Loan matures on December 14, 2028.

As of September 30, 2024, current liabilities of $6,598,157 primarily consisted of accounts payable and accrued expenses of $4,739,663, the current portion of the notes payable to Surety Bank of $545,897, and deferred revenue of $1,022,241.

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

The Company had an accumulated deficit of $3,965,493 and $2,096,780 as of September 30, 2024 and December 31, 2023, respectively.

Comparison of operations for the three and nine months ended September 30, 2024 to September 30, 2023

Net sales during the three and nine months ended September 30, 2024 were $8,691,675 and $28,845,623, respectively, compared to $13,106,280 and $38,090,615 during the three and nine months ended September 30, 2023, respectively. Reasons for the decrease in net sales from 2023 to 2024 include, but are not limited to: prohibition of, or tighter regulation of, intoxicating hemp-derived products has been adopted or proposed in many states that are significant markets for Lifted, such as in California; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers more than what Lifted is willing to pay, for valuable shelf space.

Lifted has launched several initiatives in order to attempt to increase net sales, including: a re-branding of Urb that launched in July 2024; increasing spending on SEO; online advertising and marketing; and sending sales teams to certain cities to attempt to increase direct-to-retailer sales. The Company has also hired Zuanic & Associates to initiate coverage of the Company’s common stock; however, any opinions, estimates or forecasts regarding the Company’s performance made by analysts, including Zuanic & Associates, are theirs alone and do not represent opinions, forecasts or predictions of the Company or its management. The Company does not by its reference or distribution imply its endorsement of or concurrence with analyst information, conclusions or recommendations.

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Type of Sale	2024		2023		2024		2023
Net sales of raw materials to customers	$96,208	1%	$618	0%	$856,457	3%	$3,696	0%
Net sales of products to private label clients	784,352	9%	312,905	2%	2,868,515	10%	1,178,686	3%
Net sales of products to wholesalers	2,300,720	26%	2,535,597	19%	7,525,399	26%	7,437,453	20%
Net sales of products to distributors	4,660,483	54%	9,640,568	74%	15,031,446	52%	27,738,487	73%
Net sales of products to end consumers	849,913	10%	616,592	5%	2,563,806	9%	1,732,293	5%
Net Sales	$8,691,675	100%	$13,106,280	100%	$28,845,623	100%	$38,090,615	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Product Type	2024		2023		2024		2023
Vapes	$3,381,277	39%	$7,405,541	57%	$13,509,201	47%	$19,846,178	52%
Edibles	4,074,937	47%	3,293,422	25%	11,423,876	40%	10,849,438	28%
Flower	253,832	3%	1,165,926	9%	1,255,326	4%	4,203,894	11%
Cartridges	944,639	11%	1,223,320	9%	2,523,090	9%	3,165,575	8%
Apparel and Accessories	36,989	0%	18,071	0%	134,128	0%	25,530	0%
Net Sales	$8,691,675	100%	$13,106,280	100%	$28,845,623	100%	$38,090,615	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Hemp vs Non-Hemp Product Sales	2024		2023		2024		2023
Net sales of hemp products	$8,416,929	97%	$12,957,460	99%	$28,022,767	97%	$35,587,865	93%
Net sales of non-hemp products	$274,746	3%	148,820	1%	822,855	3%	2,502,750	7%
Net Sales	$8,691,675	100%	$13,106,280	100%	$28,845,623	100%	$38,090,615	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Location of Sale	2024		2023		2024		2023
Inside of USA	$8,691,675	100%	$13,096,973	100%	$28,845,623	100%	$38,056,082	100%
Outside of USA	$-	0%	9,307	0%	-	0%	34,533	0%
Net Sales	$8,691,675	100%	$13,106,280	100%	$28,845,623	100%	$38,090,615	100%

Write-offs of Inventory

Lifted's industry, and customer preferences, are constantly and quickly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. This exposes Lifted to the risk that it will need to write off obsolete raw goods, causing an increase in cost of goods sold. During the quarters ended September 30, 2024 and 2023, $329,977 and $597,098, respectively, of obsolete and spoiled inventory was written off. During the nine months ended September 30, 2024, and 2023, $1,379,982 and $771,355 of obsolete and spoiled inventory was written off, respectively.

Gross Profit

Gross profit for the three and nine months ended September 30, 2024 was $3,757,895 and $10,696,176, respectively. Gross margin percentage was 43% and 37%, respectively, for the three and nine months ended September 30, 2024. In comparison, gross profit for the three and nine months ended September 30, 2023 was $4,422,003 and $15,706,805, respectively. Gross margin percentage was 34% and 41%, respectively, for both the three and nine months ended September 30, 2023.

Deferred Contingent Stock

During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the nine months ended September 30, 2023, was $1,663,163 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the nine months ended September 30, 2023 from $3,798,530 to $2,135,367. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.25, respectively, for the nine months ended September 30, 2023.

Payroll Expenses

During the three and nine months ended September 30, 2024, the Company reported payroll expenses of $1,360,035 and $4,432,534, respectively. Lifted’s former Chief Strategy Officer (the “CSO”), who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941, and was paid in May 2024. For the three and nine months ended September 30, 2024, the bonus earned by the CSO was $0 and $191,273, respectively.

In comparison, during the three and nine months ended September 30, 2023, the Company recognized $1,710,806 and $5,363,633, respectively, of payroll expenses. For the three and nine months ended September 30, 2023, the bonus earned by the CSO was $161,533 and $749,397, respectively.

During the second half of 2024, Lifted has, and is continuing to, selectively pare its personnel costs in order to increase its profit margins.

Company-Wide Management Bonus Pool

During the three and nine months ended September 30, 2024, there was no reported Company-Wide Management Bonus Pool expense. During the quarter ended March 31, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily consist of trade show expenses, advertising, promotional products and other marketing expenses. During the three months ended September 30, 2024 and 2023, the Company incurred $470,676 and $184,432 of advertising and marketing expenses, respectively. In comparison, during the nine months ended September 30, 2024 and 2023, the Company incurred $837,462 and $663,181 of advertising and marketing expenses, respectively.

Bad Debt Expense

Bad debt expense for the three and nine months ended September 30, 2024, totaled $864,345 and $2,304,898, respectively. In comparison, bad debt expense for the three and nine months ended September 30, 2023, totaled a net benefit of $82,935 and expense of $138,565, respectively.

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

Collaboration Commission and Royalty Expense

For the three and nine months ended September 30, 2024, the Company reported collaboration commission and royalty expense of $180,571 and $589,871, respectively. In comparison, during the three and nine months ended September 30, 2023, the Company reported collaboration commission and royalty expense of $846,714 and $846,714, respectively.

Other Operating Expenses

During the three months ended September 30, 2024, Other Operating Expenses increased to $677,659 from $641,806 during the three months ended September 30, 2023. In comparison, during the nine months ended September 30, 2024, Other Operating Expenses increased to $2,006,623 from $1,968,419 during the nine months ended September 30, 2023. Other Operating Expenses include, for example, lab expenses, office expenses, travel expenses, lobbying expenses, meals and entertainment, insurance expenses and repairs and maintenance expenses.

Other Expenses

During the quarter ended September 30, 2024, net non-operating Other Expenses of $48,381 primarily consisted of interest expense of $88,293 offset by interest income of $39,213. In comparison, during the quarter ended September 30, 2023, net non-operating net Other Expenses of $80,467 primarily consisted of debt financing expenses of $60,000 and interest expense of $23,986.

During the nine months ended September 30, 2024, net non-operating Other Expenses of $1,539,996 primarily consisted of the $1,349,467 loss related to the termination of the Jeeter collaboration. In comparison, during the nine months ended September 30, 2023, net non-operating Other Expenses of $114,041 primarily consisted of interest expense of $72,537 and debt financing expenses of $60,000.

Net Loss

During the quarter ended September 30, 2024, the Company recognized a net loss of $194,399. In comparison, during the quarter ended September 30, 2023, the Company recognized net income of $617,648.

During the nine months ended September 30, 2024, the Company recognized a net loss of $1,858,615. In comparison, during the nine months ended September 30, 2023, the Company recognized net income of $2,135,367.

As described above in NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC., the Business Loan requires that Borrower shall maintain a minimum 1.50x DSCR based on Borrower's annual corporate tax return. The DSCR shall be tested annually, beginning with the 2023 return. The DSCR shall be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. Borrower met the DSCR requirement contained in the Business Loan for the year ended December 31, 2023. Surety Bank has agreed to waive any claim of default based on Borrower’ 2024 DSCR.

Off-Balance Sheet Arrangements

As of September 30, 2024, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Critical Accounting Policies

Critical accounting policies are discussed in NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

Tax Provision

Please refer to NOTE 13 – INCOME TAXES for more information about the Company’s tax provision.

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

Although our total revenues for the quarters ended September 30, 2024 and 2023 were not materially impacted by COVID-19, it is possible that our revenues may be negatively impacted in future periods by COVID-19 and its variants, or by other potential pandemics. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2024.

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

During September 2024, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2024 was not effective. Management identified the following material weaknesses as of September 30, 2024:

12

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include, but are not limited to, that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Description of Legal Proceedings

Lifted currently is involved in four pending lawsuits, two as the plaintiff, and two as the defendant. Please refer to NOTE 11 – LEGAL PROCEEDINGS for more information.

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

(3)

Write offs of inventory continue to be significant for Lifted. In the third quarter of 2024, finished goods of $192,264 and raw goods of $137,713 were written off. Because consumers’ demands change very quickly, Lifted may find it necessary to write off certain raw goods because they will no longer be used in production. Or, if consumers are no longer interested in certain products, and the finished goods are slow-moving, those finished goods are written off. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Deferred Contingent Stock

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger. Now that certain conditions and requirements have been met, starting on February 24, 2023, the deferred contingent stock has begun to be issued to certain recipients of the deferred contingent stock who have instructed the Company to issue to them their respective, earned deferred contingent stock. Through September 30, 2024, 503,000 shares of deferred contingent stock have been issued to certain recipients of deferred contingent stock, including 200,000 shares of deferred contingent stock to WJacobs. See NOTE 9 – SHAREHOLDERS’ EQUITY for more information.

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing, Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky
10.80	Credit Agreement
10.81	Promissory Note ($3,000,000 Loan)
10.82	Security Agreement
10.83	Collateral Assignment Agreement
10.84	Pledge Agreement
10.85	Business Loan Agreement
10.86	Promissory Note ($910,000 Loan)
10.87	Mortgage
10.88	Assignment of Rents, Leases, and Security Deposits
10.89	Lease of 789 Tech Center Drive, Unit C, Durango, Colorado 81301
10.90	Second Amendment to Lease of 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144
10.91	Jeeter Termination Agreement

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 15, 2024
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFTD Partners Inc.

Dated: November 14, 2024	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

