Form 10-K
period 2024-12-31
LFTD PARTNERS INC.
filed 2025-03-31
CIK 1391135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,625,414. The voting stock held by non-affiliates on that date consisted of 6,250,713 shares of common stock.

As of March 31, 2025, there were 14,822,678 shares of the registrant’s common stock outstanding.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

Documents Incorporated by Reference: None

LFTD Partners Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

PART I

Use of Names

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “LFTD Partners” refer to LFTD Partners Inc. together with its wholly owned subsidiary Lifted Liquids, Inc d/b/a Lifted Made (“Lifted”) and d/b/a Urb Finest Flowers (“Urb”).

Currency

Unless otherwise indicated, all references to “$” in this document refer to United States dollars.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report on Form 10-K, including statements regarding the Company’s future financial position, planned acquisitions, performance, operations, business strategy, budgets, projected costs, capital spending, sources of liquidity and financing sources, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made herein. These risks and uncertainties include the “Risk Factors” included in this Annual Report on Form 10-K and in our other U.S. Securities and Exchange Commission (“SEC”) public filings, which can be read at www.sec.gov. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. We undertake no obligation to further update any such statement, or the risk factors described in Item 1A. under the heading “Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. None of the statements contained herein have been approved by the Food and Drug Administration, and none of the products manufactured or sold by the Company are intended to diagnose, treat, cure or prevent any disease.

SUMMARY OF RISK FACTORS

Significant Financial Obligations and Acute Regulatory Risks

LFTD Partners Inc. has a history of recurring losses, which has resulted in an accumulated deficit of $3,967,708 as of December 31, 2024. The Company currently is making significant payments of interest and principal on its loans from Surety Bank, and is accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. As extensively discussed in this document, the Company is subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

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

(2) A new or amended federal "Farm Bill" is expected to be passed by Congress and signed by the President sometime during 2025. If such a new or amended federal "Farm Bill" were to eliminate or limit the legality of hemp and hemp-derivatives, it could have a material adverse effect upon over 90% of Lifted's business and upon the trading price of the Company's common stock; and

(3) Numerous states have enacted, or are considering enacting, laws that would prohibit or seriously regulate sales of the Company’s products in those states. In particular, on December 6, 2023, Wisconsin’s Governor signed a new law that requires that an electronic vaping device be listed on the state’s electronic vaping device directory or it is illegal to sell or offer such device for sale in Wisconsin. In order for an electronic vaping device to become listed on such electronic vaping device directory, its manufacturer must certify that such electronic vaping device meets certain criteria. Selling electronic vaping devices in Wisconsin in violation of this new law carries significant penalties, beginning on September 1, 2025. There can be no guarantee or assurance that Lifted will be successful in adding its electronic vaping devices to Wisconsin’s electronic vaping device directory, or will find a route to exempt its electronic vaping devices from this new law. Since the sale of electronic vaping devices constitutes the largest category of product sales for Lifted, any inability of Lifted to sell electronic vaping devices in accordance with the new Wisconsin law could have a significant, direct impact on the Company’s revenue, net income and earnings per share, or could require Lifted to take extraordinary steps such as moving its vape manufacturing and selling outside of Wisconsin in an attempt to avoid the impacts of this new Wisconsin law. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Additional Significant Risk Factors

In addition to the Significant Financial Obligations and Acute Regulatory Risks described above, LFTD Partners is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in LFTD Partners. This Summary of Risk Factors does not address all of the risks that we face. Additional discussion of the risks summarized in this Summary of Risk Factors, and other risks that we face, may be found below in Item 1A. Risk Factors and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making a decision to invest in our Company. The principal factors (in addition to the Significant Financial Obligations and Acute Regulatory Risks described above) that make an investment in LFTD Partners speculative or risky include the following, among others:

(1) The Company’s stock is not traded on a national stock exchange and as a result a stockholder’s ability to sell shares of stock owned by a stockholder could be limited. The visibility and trading volume of our common stock are low, and any material increase in such visibility and trading volume is likely dependent upon our ability to list our common stock on a recognized stock exchange, but our ability to satisfy the listing requirements for a recognized stock exchange cannot be guaranteed or assured. A continued inability to satisfy the listing requirements for a recognized stock exchange could materially adversely affect the visibility, trading volume, and trading price of our common stock.

(2) The delay in Lifted’s receipt of payments from certain customers – primarily distributors – have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described below in the Accounts Receivable section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

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

(4) The Company is currently involved in developing, manufacturing and selling a wide variety of branded products containing hemp-derived cannabinoids and psychoactive substances. All of these products are, or may become, subject to significant government laws and regulations, enforcement of which could be a threat to the survival of our Company. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(5) The market for the products we sell is a fairly new and developing market that is subject to significant disruptions as it develops, including entry of large competitors in the space. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(6) The Company is controlled by a small number of people who are important to the business. The loss of any of these people could have a detrimental effect on our Company. Such a small number of people also can skew the direction of the Company in a manner in which stockholders do not agree. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(7) Due to the fact that we sell consumer products and in particular due to the nature of the products, the Company could be subject to product liability lawsuits, including class action lawsuits. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(8) We face intense competition and we are dependent on the popularity and of consumer acceptance of our branded products. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

(9) We may face unfavorable publicity or consumer perception. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(10) Lifted may lose profits or become subject to liability arising from any breach of contract or fraudulent or illegal activity by our suppliers, testing labs, employees, independent contractors, consultants and others. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(11) We are involved, both as a plaintiff and as a defendant, in several lawsuits, and more lawsuits are likely in the future. We have been spending, and expect in the future to continue to spend, significant management time and effort, and significant legal fees and expenses, on these lawsuits. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(12) We are subject to the risk that the U.S. Internal Revenue Service may claim that some of our hemp-derived cannabinoid products are federally illegal. And, if we enter the marijuana industry, under current law marijuana products are federally illegal. The costs of selling federally illegal products cannot be deducted as expenses under U.S. Internal Revenue Code Section 280E, which could significantly increase our federal tax liabilities, both for prior years and for future years. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

ITEM 1. BUSINESS

Description of the Business of LFTD Partners Inc.

LFTD Partners Inc., Jacksonville, Florida, was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are listed for trading on the OTCQB Venture Market under the symbol “LIFD”.

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand, hemp-free health and wellness gummies under its Mielos brand (www.mielos.com), and hemp-free energy gummies under its Rebel Energy Gummy brand (www.RebelEnergyGummy.com). Lifted Made is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com), and Cali Sweets hemp-derived products, and is the exclusive manufacturer and seller in the USA of hemp-derived products for a subsidiary of a large, publicly traded US marijuana company. LFTD Partners Inc. also owns 4.99% of hemp-derived beverage and products maker Ablis (www.Ablis.shop), and of craft distillers Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com) and Bend Spirits, Inc., all located in Bend, OR.

At the present time, we are primarily interested in acquiring companies that are involved in the marijuana and/or hemp industries (a “Cannabis Company”). Management of the Company is also open-minded to the concept of diversification, by potentially acquiring all or a portion of one or more operating businesses and/or assets that have less regulatory risk than a Cannabis Company.

Prior to becoming involved in the development, manufacture and/or sale or re-sale of branded, hemp-derived and other psychoactive products, health and wellness products, energy gummies, and nicotine products, through our subsidiary Lifted, we were involved in acquiring, operating and then selling businesses involved in the defense sector. On May 18, 2021, the Company changed its name to LFTD Partners Inc. from Acquired Sales Corp. On March 15, 2022, the Company changed its stock trading symbol to LIFD.

Lifted

Background

On February 24, 2020, we acquired 100% of the ownership interests in Lifted. Lifted was originally incorporated in the state of Wisconsin on September 19, 2014, and was created with a passion to build a culture-based organization focused upon quality products and a healthier lifestyle.

Lifted primarily manufactures and sells hemp-derived and psychoactive products under its award-winning Urb brand, and sells its products both via distributors and online through its website: www.urb.shop. Products currently sold by Lifted under its Urb brand include, for example: vapes and cartridges, gummies, joints and blunts.

In the latter half of the second quarter of 2024, Lifted launched Mielos, a new brand of health and wellness products that do not contain hemp derivatives.

In the third quarter of 2024, Lifted launched a new brand called Rebel Energy Gummy, which does not contain hemp-derivatives.

Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) and Cali Sweets hemp-derived products. Lifted is also the exclusive manufacturer and seller in the USA of hemp-derived products for a subsidiary of a large, publicly traded US marijuana company. Lifted also manufactures and sells similar hemp-derived products to private label clients.

Government Laws and Regulations

Lifted primarily sells products containing psychoactive hemp-derived cannabinoids, or other ingredients. The majority of Lifted’s products contain hemp-derived cannabinoids (such as delta-8-THC and delta-9-THC). Lifted also sells other psychoactive and consumable products, including nicotine products. Lifted is attempting to only conduct business to the extent permitted under applicable laws and regulations.

The manufacture and/or sale of hemp-derived and psychoactive products involve significant risks associated with federal, state and local laws and regulations, and regulatory agencies, that have the potential to bankrupt Lifted and the Company, or at least to negatively impact the trading price of our common stock.

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

On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. However:

(1) Farm Bill: As of the date of this Form 10-K, the Agriculture Improvement Act of 2018 (commonly known as the 2018 Farm Bill) has been extended twice and is now set to expire on September 30, 2025. This extension allows existing programs, including those related to hemp production, to continue operating under current regulations. The upcoming Farm Bill, anticipated to be enacted before the current extension expires, is under active discussion. Various stakeholders are lobbying for changes, and there is no certainty that the provisions legalizing Lifted's products will be reauthorized in the new legislation. If the next Farm Bill prohibits or significantly restricts hemp-derived products, it could materially and adversely affect Lifted's business operations and the trading price of our common stock;

(2) FDA: The U.S. Food and Drug Administration (“FDA”) has stated that while hemp is no longer classified as an illegal substance under the Farm Bill, cannabis-derived products remain subject to regulation under the Federal Food, Drug, and Cosmetic Act (which protects the public from unsafe food, drugs, medical devices, and cosmetics) and Section 351 of the Public Health Service Act (which regulates the licensing of biological products). The health and safety effects of delta-8-THC and other cannabinoids have not been conclusively established through traditional scientific or clinical studies. The FDA has expressed concerns that CBD, delta-8-THC, and other hemp-derived cannabinoids may pose significant health risks, including potential liver toxicity or damage. Additionally, the FDA has taken the position that certain cannabinoids may be classified as drugs and that the sale of cannabinoid-infused products without FDA approval may be unlawful. In alignment with the FDA’s stance, several states and municipalities have imposed restrictions or outright bans on the sale of hemp-derived cannabinoid products, particularly those containing delta-8-THC or delta-9-THC. Future regulatory actions by the FDA could include stricter licensing requirements, additional compliance obligations, or outright prohibitions on the sale of certain hemp-derived products. Any such measures could materially and adversely impact Lifted’s business operations and the market value of our common stock;

(3) DEA: The US Drug Enforcement Agency (“DEA”) has stated that although hemp is no longer an illegal substance under the Farm Bill, the FDA continues to pursue Schedule I controlled substances as well as certain synthetic substances. In particular:

(a) Hemp and hemp-derived cannabinoid-infused products which exceed a delta-9-THC concentration of 0.3% by dry weight are illegal under the Farm Bill. Any failure to keep the delta-9-THC concentration in Lifted’s hemp-derived or cannabinoid-infused products below 0.3% by dry weight could subject us to action by the DEA or other regulatory authorities and/or to lawsuits by consumers, which could have a material adverse effect upon our Company’s business and the trading price of our common stock. In addition, certain hemp-derived products may, over time, gradually increase their delta-9-THC concentration, and this may ultimately cause such products to exceed the 0.3% delta-9-THC by dry weight concentration level, making such products illegal in certain jurisdictions. If this happens, we could be subject to regulatory action that could have a material adverse effect upon our Company and the trading price of our common stock. In addition, the approval of medical and recreational marijuana by many states has created a situation in which it may be difficult or impossible for regulators and courts to determine whether the THC levels reflected in consumers’ blood tests are the result of legal hemp-derived products or marijuana-infused products. This may result in regulatory actions or lawsuits against the Company;

(b) The DEA has issued a statement that some have interpreted as making hemp-derived delta-8-THC illegal. In deference to the DEA, certain state and local governments have imposed restrictions or prohibitions upon the sale of certain products containing delta-8-THC. Lifted sells significant quantities of products containing hemp-derived delta-8-THC, and any crackdown by the DEA or other regulatory authorities on products containing delta-8-THC may have a material adverse effect upon Lifted’s business and the trading price of our common stock; and

(c) The DEA has sent a letter saying that delta-9-THCO and delta-8-THCO “do not occur naturally in the cannabis plant and can only be obtained synthetically, and therefore do not fall under the definition of hemp.” While we disagree with the opinion expressed by the DEA in that letter and do not believe that the DEA has any legal authority to nullify the so-called "Farm Bill", which is federal law, by issuing such a letter, any crackdown by the DEA or other regulatory authorities on products containing delta-9-THCO and/or delta-8-THCO may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

(4) Amended PACT act: The amended federal PACT act makes the online sale of certain of Lifted’s products to end users difficult or impossible. The amended federal PACT act may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

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

Furthermore, the regulation of hemp-derived, psychoactive and nicotine products is evolving. Lifted may become subject to new laws, rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon nicotine and Cannabis Companies imposed by the U.S. President pursuant to executive orders, by the U.S. Congress in laws, by U.S. federal agencies such as the FDA and/or the DEA, and/or by state and local governments. For example, Lifted’s business may be impacted by any language relating to hemp-derived or psychoactive products that might be contained in any bill that might federally legalize marijuana, or that might be contained in the next so-called “Farm Bill”, or that intentionally or unintentionally might be contained in other legislation at the federal or state level, such as in the new Wisconsin law discussed above in the section Significant Financial Obligations and Acute Regulatory Risks. Without limiting the generality of the foregoing, governmental laws, rules and regulations may impose significant new rules, restrictions, limitations, prohibitions and/or taxes on when, where, how and to whom Lifted may sell its products, and these new rules, restrictions, limitations, prohibitions and/or taxes may have a material adverse effect on Lifted’s business and the trading price of our common stock.

Competition

Lifted faces intense competition in the hemp-derived and psychoactive products industries from both existing and emerging companies that offer similar products to Lifted. More distributors are creating their own brands and selling their own branded products at a lower price than Lifted’s products; there is increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands pay distributors and wholesalers more than what Lifted is willing to pay (if anything) for valuable shelf space.

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

As of December 31, 2024, Lifted has approximately 148 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, strategy, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. Currently, most of Lifted’s employees and independent contractors are based in Wisconsin, and the rest are located in Colorado, Illinois, and Florida.

The Market

The majority of Lifted’s product sales are made through distributors, and a smaller number of sales are made directly to retailers, and then the smallest number of sales are made directly to end consumers online.

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

Product Risks

Lifted’s products contain hemp-derived cannabinoids and other psychoactive substances. There is a risk that Lifted could be targeted by regulators, plaintiffs lawyers, and/or consumers with claims that its products are unsafe. Potential product safety risks, and potential laws and regulations including but not limited to any issued by the FDA could have a material adverse effect on Lifted’s financial condition, operating results, liquidity, cash flow and operational performance.

Sources of Supply

Lifted sources its raw goods from different suppliers. Lifted’s raw goods are third-party lab tested, and Lifted’s finished goods are also third-party lab tested. Lifted does not grow or manufacture its raw goods, nor does Lifted process or extract cannabinoids or other substances from raw goods. However, many of Lifted’s finished goods are made in-house using the raw goods purchased from third party vendors. Some finished goods are purchased from third party vendors, which make products for Lifted in accordance with Lifted’s specifications. Lifted designs the majority of its packaging in-house, and typically employs a third party firm to manufacture that packaging.

Lifted currently believes that it would be able to find replacement manufacturers with minimal negative impact on its business. However, Lifted’s vape pens and cartridges are sourced exclusively from China. COVID-19 and variants, Chinese holidays, backups at U.S. ports, tariffs imposed on products sourced from China or other foreign countries, and potential hostilities involving China, could make it difficult or impossible to source these products cost effectively, or at all, from China. These risks associated with China could drastically increase Lifted’s product costs, all of which could have a serious detrimental impact on Lifted’s sales and profit margins.

Intellectual Property

Lifted maintains proprietary formulations, a trademark for “Urbar”, and other trade secrets. Lifted does not currently own any registered patents.

Research and Development Expenditures

Lifted’s research and development expenditures consist primarily of compensation and related costs for third parties responsible for the R&D of new products. Research and development costs are expensed as they are incurred.

Marketing

Lifted primarily markets itself by networking throughout the industry through word of mouth, through its website, using online ads, by attending trade shows, and via other marketing campaigns. In the past, Lifted has also engaged public relations, marketing and search engine optimization firms to improve Lifted’s public relations, marketing and search engine optimization efforts. There can be no guarantee or assurance that Lifted’s marketing efforts will be successful or result in any additional sales or profits for Lifted.

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

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest, and (2) a $910,000 loan at 10% fixed annual interest, the net proceeds of which were used by Lifted to pay a portion of the $1,375,000 purchase price of Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”). The two loans are cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted, in favor of Surety Bank. As of December 31, 2024, the aggregate outstanding principal amount of these two loans is $3,348,790.

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

The Company may, at some point in time, decide to consolidate all of Lifted's Kenosha operations under one roof at the 5511 Building in order to become more efficient. The Company has hired and paid an architectural and construction company (the “Construction Company”) which has created a preliminary design for expanding the 5511 Building by approximately 30,000 square feet. The Construction Company has provided a preliminary estimate that the potential expansion could cost the Company approximately $3,500,000. Neither the management nor the Board of Directors of the Company has committed to such potential expansion.

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

The Credit Agreement is also subject to certain negative covenants in which the Borrower agreed (subject to certain exceptions) not to take certain actions without the consent of the Lender, including such things as:

•	Become subject to other liens or encumbrances;
•	Change ownership of Lifted;
•	Enter into a merger, acquisition or divestiture;
•	Conduct stock buybacks;
•	Serve as a guarantor;
•	Wind up, liquidate or dissolve;
•	Enter into the purchase, sale, exchange or transfer of property;
•	Permit the outstanding principal balance of the Working Capital Loan to exceed 40% of the fair market value of the collateral securing the Working Capital Loan; or
•	Directly or indirectly issue, assume or create any additional indebtedness on the collateral.

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

Pledge Agreement

Under the Pledge Agreement dated as of December 14, 2023, between the Borrower and the Lender, the Borrower, in connection with the terms of the Credit Agreement, has pledged to the Lender all of the Borrower's equity holdings in Lifted, Bendistillery Inc., Bend Spirits, Inc., and Ablis Holding Company. In the event of default under the Credit Agreement or WC Note, or other cross collateralized obligations, the Lender would be entitled to the foregoing equity collateral to the detriment of the Borrower.

$910,000 Loan

Business Loan Agreement

Pursuant to the Business Loan Agreement dated as of December 14, 2023 (the “Loan Agreement”), among the Borrower and the Lender, the Lender agreed to loan $910,000 (the “Business Loan”) to the Borrower. The Business Loan requires that Borrower shall maintain a minimum 1.50x Debt Service Coverage Ratio (“DSCR”) based on Borrower tax returns. The DSCR shall be tested annually, beginning with the 2023 return; however, the Lender has agreed to waive the DSCR covenant in regard to 2024. The DSCR shall be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. The Business Loan also requires Borrower to maintain its primary operating accounts with a $1,000,000 minimum deposit account balance with the Lender for the life of the Business Loan. The Business Loan also requires a Promissory Note, Mortgage and Assignment of Rents, Leases, and Security Deposits described below.

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

Default under any of the agreements described above could have a highly detrimental, if not catastrophic impact on our Company.

Consolidated Balance Sheet Presentation of the Working Capital and Business Loans and Maturity Analysis

The following presents the Working Capital and Business Loans in the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023

Working Capital Loan	$2,509,838	$3,000,000
Real Estate Loan	882,950	910,000
Total principal amount	3,392,788	3,910,000
Less: Unamortized debt financing costs	(43,997)	(55,149)
Less: Current portion of Surety Bank notes	(559,418)	(506,061)
Non-Current portion of Surety Bank notes	$2,789,372	$3,348,790

The following represents aggregate payments due on the Working Capital and Business Loans subsequent to December 31, 2024:

Maturity Analysis as of December 31, 2024

2025	$876,939
2026	876,939
2027	876,939
2028	1,618,429
Thereafter	-
Total	4,249,246
Less: Interest portion	(856,459)
Total principal amount	$3,392,788

Manufacturing, Sales and Marketing Agreements

During the year ended December 31, 2023, Lifted entered into Manufacturing, Sales and Marketing Agreements with Cali Sweets, LLC (“Cali”), Diamond Supply Co. (“Diamond”), and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”); and, on or about January 23, 2024, Lifted entered into a Manufacturing, Sales and Marketing Agreement with a wholly owned subsidiary of a large, publicly traded US marijuana company (collectively, “Agreements”). The terms of these Agreements are described below. As of December 31, 2024, all of the Agreements were in effect, except for the Jeeter Agreement, which had been terminated on January 1, 2024. The aggregate net revenue related to these Agreements for the year ended December 31, 2024 was $2,094,864.

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

Termination of the Jeeter Agreement

The Jeeter Agreement was terminated effective January 1, 2024 pursuant to a Termination Agreement dated as of March 22, 2024 between Jeeter and Lifted. Pursuant to such Termination Agreement, among other things: Jeeter is obligated to pay Lifted $150,000 upon the signing of such Termination Agreement, and an additional $150,000 within 15 days following the signing of such Termination Agreement; and Jeeter shall arrange and pay for the shipment from Lifted to Jeeter of certain raw goods and finished goods associated with Jeeter branded products that are in Lifted's possession on the date of the signing of such Termination Agreement. As a result of the termination, Lifted transferred raw goods and finished goods inventories totaling $1,859,780 to Jeeter and recorded a loss on Jeeter collab in the Consolidated Statement of Operations of $1,349,467.

Mirsky Agreement

On July 11, 2023, Lifted and Florence Mirsky (“Mirsky”) entered into an Agreement (the “Mirsky Agreement”). Pursuant to the Mirsky Agreement, in consideration of Mirsky’s introduction of Jeeter to Lifted, Lifted shall pay to Mirsky finder’s fees equal to 6.5% of the amount, if any, by which Lifted’s share of the Aggregate Product Revenue under the Jeeter Agreement exceeds Lifted’s share of the Product Costs under the Jeeter Agreement. Because the Jeeter Agreement was terminated, no additional finder's fees are payable by Lifted to Mirsky.

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

Employment Agreements

Pursuant to the terms of the Oculus Merger Agreement, upon the closing of the Merger, all of the Management Corp.’s rights and obligations under the Employment Agreements have been assumed by Lifted. Chase and Hagan Sanchez are the Vice President of Flower and General Manager of Flower of Lifted, respectively, and continue to manage the hemp flower products division within Lifted in Durango, Colorado, reporting to NWarrender. Pursuant to Chase Sanchez’s employment agreement, his salary is $150,000 per year. Hagan Sanchez’s salary is $100,000 per year. Both agreements are subject to termination with or without cause, non-solicitation, non-competition and non-disclosure clauses.

At the time of the Merger, in addition to Chase and Hagan Sanchez, a total of 20 other people who had previously worked at Oculus became full-time employees of Lifted. Lifted agreed to, and did, pay employment bonuses to certain of these new people, in an aggregate amount totaling $50,000, pursuant to written instructions to Lifted from Chase and Hagan Sanchez.

Lease of Space Located at 16178 US Hwy 550, Aztec, New Mexico, and Lease of Space Located at 789 Tech Center Drive, Unit C, Durango, Colorado 81301

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 10 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL

COMMITMENTS

Lease of Space Located at 16178 US Hwy 550, Aztec, New Mexico

Lease of Space Located at 789 Tech Center Drive, Unit C, Durango, Colorado 8130

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

Warranty

Under the terms of the Agreement, Lifted represents and warrants (1) that the Products, packaging and labels to be used in the Territory shall comply with all applicable laws, rules and regulations in those US states where sales of such Products are legal; (2) that the Products shall comply with all federal, state or local laws and regulations relating to the Products’ quality, dosage, labeling, identity, quantity, or packaging; (3) that the Products will not be adulterated or misbranded within the meaning of any applicable federal or state law or regulation, and will contain all necessary warnings, disclosures or instructions, in each case, pursuant to all applicable laws, rules and regulations; (4) all third parties Lifted engages in connection with the manufacturing, distribution and sale of the Product (e.g., sub-distributors) adhere to all applicable laws, rules and regulations, including without limitation those regarding the importation, child and/or oppressive labor, and the regulation of controlled substances and 2018 Farm Bill; and (5) all Products shall be free from defects in material and workmanship and fit for their intended purpose.

Indemnification

Under the terms of the Agreement, Lifted agreed to indemnify the other party for (1) harm, injury, damage or loss arising out of or in connection with the Services, production and manufacture, distribution and/or sale of the Products (including by any third parties engaged by Lifted (e.g., sub-distributors); (2) harm, injury, damage or loss arising out of or in connection with the use of the Products by any Customer or end-user, to the extent such harm, injury, damage or loss results from a defect in the Products; (3) any uncured material breach by Lifted of any provision hereof; (4) any violation of any applicable law or government regulation by Lifted or any third party engaged by Lifted in connection with the Products; and (5) any recall or withdrawal of a Product in accordance with this Agreement. Notwithstanding the foregoing, Lifted shall have no indemnification obligation hereunder pursuant to clauses (1), (2) or (3) above if such recall, withdrawal or defect arises out of or relates to any misuse, mishandling, or improper storage of, or damage caused to, the Products by anyone other than Lifted or its manufacturers/producers, Customers, or any third party engaged by Lifted in connection with the Products.

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

If we were ever to proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all. If we were to acquire a Cannabis Company that "touches the marijuana plant" in the U.S. or otherwise directly enter the marijuana industry in the U.S., then it would not be possible, under current federal laws and the current policies of NASDAQ and the NYSE, for our common stock to be listed on either of those exchanges at this point in time, even if those exchanges' other listing requirements were met.

Corporate Information

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

Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted Merger Agreement

Registration Rights Agreement

In connection with our acquisition of Lifted (the “Lifted Merger”), the Company signed a Registration Rights Agreement granting NWarrender, or his assigns, “piggyback” and “demand” registration rights in regard to any and all Company registration statements filed with the SEC on or prior to a termination date set out in the agreement, in order to permit the registration of all 3,900,455 shares of Common Stock issued to NWarrender as Stock Consideration in the Lifted Merger (“Registrable Shares”). The Registration Rights Agreement can be summarized as follows:

Subject to certain limitations, NWarrender, or his assigns, may demand registration of all or any portion of the Registrable Shares at any time beginning on the 120th day following the closing of the Lifted Merger. The Company must then file a registration statement within ten days. The Company may postpone for up to 180 days the filing or effectiveness of a registration statement for a demand registration if the board of directors determines in its reasonable good faith judgment that such demand registration would (i) materially interfere with a significant acquisition, corporate organization, financing, securities offering or other similar transaction involving the Company; (ii) require premature disclosure of material information that the Company has a bona fide business purpose for preserving as confidential; or (iii) render the Company unable to comply with requirements under the Securities Act or Exchange Act. The Company may delay a demand registration hereunder only once in any period of 12 consecutive months.

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

Repayment of Lifted Merger Related Promissory Note

On February 24, 2020, we acquired Lifted as a wholly-owned subsidiary for cash and stock paid to Lifted’s then owner NWarrender. The $7,500,000 money component of the purchase consideration was paid to NWarrender in the form of $3,750,000 in cash at closing and a $3,750,000 promissory note that accrued interest at the rate of 2% per annum (“$3.75M Note”).

The $3.75M Note was secured by (1) a first lien security interest in all of the assets of the Company and Lifted; and (2) a pledge of: (a) all of the capital stock of Lifted; (b) all of the common stock of Bendistillery, Bend Spirits and Ablis that is owned by the Company; and (c) all of the capital stock of any other entity owned by the Company, Lifted or any of their subsidiaries, pursuant to a Collateral Stock Pledge Agreement between NWarrender, as Secured Party, and the Company and Lifted, as Pledgors.

On December 30, 2021, the Company repaid all principal and interest due under the $3.75M Note.

NWarrender kept $1,000,000 of the repayment of the $3.75M Note, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 to LIFD and Lifted at the rate of 2.5% (the “$2.75M Note”). The $2.75M Note payable jointly by the Company and Lifted to NWarrender was secured by a perfected first lien security interest that encumbers all of the assets of the Company and Lifted. The Company was obligated to pay off the principal of the $2.75M Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

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

Stockholders Agreement

At the closing of the Lifted Merger, NWarrender, GJacobs, and WJacobs entered into a Stockholders Agreement which can be summarized as follows: each of them will vote all shares of our common stock now or hereafter owned or controlled by him as unanimously agreed upon by all three of them, including as to the following matters: election, removal and filling vacancies on our board of directors; our charter and bylaws; employment agreements, consulting agreements, fee agreements, base salaries, bonuses, management bonus pools amounts and calculations, management bonus pool allocations and payments, future stock options or warrants issuances, and any other direct or indirect compensation or benefits of any nature whatsoever; acquisitions; divestitures; and capital raises.

Executive Employment Agreements

At the closing of the Lifted Merger, the Company entered into employment agreements with NWarrender to serve as Co-Founder, Vice Chairman and Chief Operating Officer of the Company and as Chief Executive Officer of Lifted, with GJacobs to serve as Chairman, Chief Executive Officer and Secretary of the Company, and with WJacobs to serve as President, Chief Financial Officer and Treasurer of the Company (collectively the “Executive Employment Agreements”), which can be summarized as follows:

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

Each executive shall participate in the Company’s annual company-wide management bonus pool, which can be generally described as a cash set-aside for management bonuses of an amount equal to 33% of the amount (if any) by which the Company’s actual annual consolidated EBITDA exceeds an annual consolidated EBITDA target amount that is mutually agreed upon between the Chairman of the Compensation Committee of the board of directors, on the one hand, and NWarrender, GJacobs and WJacobs, on the other hand, with the allocation of such management bonus pool to be determined by unanimous written agreement of such three executives. Pursuant to an Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. Please refer to NOTE 12 – COMPANY-WIDE MANAGEMENT BONUS POOL for more information.

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

Impact of the Lifted Merger on GJacobs’ and WJacobs’ Compensation Agreement

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

The Company and Lifted have aspirations to grow both organically and via acquisitions. But, to do so may require the Company to raise many millions of dollars of additional capital.

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

There is no assurance that the Company and Lifted will be able to obtain the additional Growth Capital needed to accelerate our growth beyond current levels. Our ability to obtain Growth Capital will depend on many factors, such as: whether profitable Cannabis Companies or other companies are interested in merging with us and the pricing and other terms of proposed mergers; interest rates; the level of economic stress on Lifted’s distributors and customers; governmental prohibitions, regulations and taxation of hemp-derived cannabinoids such as delta-8-THC and delta-9-THC and of marijuana; investor demand; our performance and reputation;  the price of the Company’s common stock; and other factors beyond our control.

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

The Company is likely to structure future acquisitions as an acquisition of 100% of a target company’s equity ownership interest via a merger that qualifies as a so-called tax-free reorganization, or as an asset purchase. However, in unusual situations, the Company may be willing to consider alternative deal structures.

In deals that are structured as tax-free reorganizations, it is expected that a majority of the merger consideration paid by the Company will be in the form of newly issued shares of the Company, which could result in substantial dilution to the percentage ownership of our current stockholders.

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

Closing such purchases of stock or so-called tax-free reorganizations may require the Company to raise millions of dollars of capital, in order to pay the cash portion of the acquisition consideration. The Company can provide no assurance or guaranty whatsoever that it will be able to raise such millions of dollars of capital on acceptable terms and conditions, if at all.

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

The Company intends to source acquisition opportunities through GJacobs, NWarrender, WJacobs, and other directors and their contacts, and in some cases through finders. These contacts include professional advisors such as attorneys and accountants, securities broker dealers, investment bankers and other members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities may become available to us due to a number of factors, including, among others: (1) the Company’s ownership of shares in Lifted and other Cannabis Companies; (2) management’s historical experience building large public companies; (3) management’s contacts and acquaintances; and (4) the Company’s flexibility with respect to the manner in which the Company may be able to structure, finance, merge with or acquire any business opportunity.

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

There is no guarantee that the Company can obtain or maintain the funding needed for its operations, including the funds necessary to search for and investigate acquisition candidates, and to close an acquisition including paying the substantial costs of legal, accounting and other relevant professional services. At the present time, due to the facts that billions of dollars of market capitalization have been lost by publicly traded corporations in the cannabis industry, investor sentiment regarding equity or debt capital raises within the cannabis industry seems generally negative. This negative investor sentiment, combined with many other negative macro factors such as inflation, recessionary pressures, global conflicts, supply chain issues and tariffs, regulatory risks, and high interest rates, has made it extremely difficult for the Company to attract Growth Capital on acceptable terms and conditions. The Company can provide no guarantee or assurance as to whether or when such negative investor sentiment might improve.

In light of significant macro-economic risks, and other domestic and international political, regulatory, and military uncertainties, we generally have pursued a conservative “risk off” mentality regarding the potential issuance of additional common stock of the Company, and regarding the pricing, term and other conditions of potential acquisitions and borrowings by the Company.

Employees

GJacobs, our Chairman, Chief Executive Officer and Secretary, manages the Company’s operations with the assistance of WJacobs, our Director, President, Chief Financial Officer and Treasurer, and NWarrender, our Vice Chairman and Chief Operating Officer, under the Executive Employment Agreements described above.

We expect to continue to use consultants, attorneys, accountants, other professionals and independent contractors as necessary.

Reports to Security Holders

LFTD Partners Inc. is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports under cover of Form 10-Q, occasional reports under cover of Form 8-K, and other required filings. The public may read and copy any materials LFTD Partners Inc. files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC including LFTD Partners Inc.

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

In the following Risk Factors, the terms “us”, “we”, “Company,” “LFTD Partners” and “Lifted” are meant to include references to LFTD Partners, Lifted (including its collaborations with Cali Sweets, Diamond Supply Co., Extrax NM, and a subsidiary of a large publicly traded marijuana company), future acquisition targets, and future asset purchases and/or joint ventures), Ablis, Bendistillery and Bend Spirits, as appropriate in the context of particular Risk Factors. These Risks Factors may cause our operations to vary materially from those contemplated by our forward-looking statements. These Risk Factors include:

RISK FACTORS RELATING TO OUR COMPANY AND OUR STOCK

Because we are operating in a relatively new and evolving industry, we may not be able to successfully manage our business or maintain profitability

Because Lifted is operating in a relatively new and evolving industry, certain operating and business risks may not be recognized by management before substantial losses are incurred. Lifted's industry, and customer preferences, are constantly and quickly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. This exposes Lifted to the risk that it will need to write off obsolete raw goods and slow-moving finished goods. No assurance or guarantee can be provided that future substantial losses will not occur.

Our acquisition of Lifted and our prior acquisitions of 4.99% of the outstanding equity of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, involve significant risk, and there can be no assurance that the business of Lifted, or 4.99% of the common stock of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, will be successful or generate any profit or other financial benefit for our Company. Impairments of some or all of the value of our investments in Lifted, Ablis, Bend Spirits and/or Bendistillery may occur. An inability by LFTD Partners to achieve financial benefit from Lifted, Ablis, Bend Spirits or Bendistillery may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We have incurred substantial losses in the past

Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit as of reported period end. We may incur significant losses in the future for a number of reasons, including the risks described in ITEM 1A. RISK FACTORS, and unforeseen expenses, difficulties, legal or regulatory challenges, complications and delays and other unknown events. Any failure to achieve and sustain profitability may materially adversely affect our Company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We have substantial ongoing payment obligations

We have substantial ongoing payment obligations, including payments on our loans from Surety Bank, payroll and benefits, rent and overhead costs, inventory purchases, legal fees and other professional fees, bonuses, preferred stock dividends, other operating expenses, income taxes, excise taxes, and other liabilities. A failure to pay our financial obligations when they become due and payable may materially adversely affect our Company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We are subject to restrictions and covenants under our loans from Surety Bank

Under the terms of our loan agreements with Surety Bank, we are obligated to comply with certain loan covenants and restrictions, including the following: (1) the ratio of our annual EBIDA (earnings before interest, depreciation and amortization), divided by our scheduled annual debt service payments to Surety Bank, must be 1.5 or higher based on our tax returns, beginning with the 2023 return (although this loan covenant has been waived by Surety Bank in regard to 2024); (2) we must not permit the outstanding principal balance of the $3,000,000 Working Capital Loan to exceed 40% of the fair market value of the collateral securing the Working Capital Loan; and (3) we must maintain our primary operating accounts with a $1,000,000 minimum deposit account balance with Surety Bank for the life of the $910,000 Business Loan. If for any reason we fail to comply with these loan covenants and restrictions, Surety Bank would be entitled to declare a default under the loan agreements. Such a default could have a material adverse effect on our Company and the trading price of our common stock.

Under the Surety Bank loan agreements, we are also subject to covenants not to take certain actions without the consent of Surety Bank, including such things as:

not, among other things:

•	Become subject to other liens or encumbrances;
•	Change ownership of Lifted;
•	Enter into a merger, acquisition or divestiture;
•	Conduct stock buybacks;
•	Serve as a guarantor;
•	Wind up, liquidate or dissolve;
•	Enter into the purchase, sale, exchange or transfer of property;
•	Permit the outstanding principal balance of the Working Capital Loan to exceed 40% of the fair market value of the collateral securing the Working Capital Loan; or
•	Directly or indirectly issue, assume or create any additional indebtedness on the collateral.

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

We may not be profitable in the future

We currently have one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, we had no sources of revenue, and had a history of recurring losses. We face many risks that could prevent us from achieving profits in future years. We cannot assure you that we will be profitable. Failure to achieve profitability will materially adversely affect our Company and the trading price of our common stock.

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

Our future profitability may be significantly reduced by our annual company-wide management bonus pool

Our future profitability may be significantly reduced by our annual company-wide management bonus pool. Pursuant to the terms of the employment agreements that we have entered into with our senior executives, we have agreed to pay to our senior executives and their designees (who may include employees, contractors, consultants, and directors of our Company) an annual management bonus pool, which will be an aggregate annual amount that is equal to 33% of the amount, if any, by which our earnings before interest, taxes, depreciation and amortization (“EBITDA”) in a given calendar year exceeds our EBITDA during the prior calendar year, or 33% of the amount by which our EBITDA in a given calendar year exceeds a target amount that has been mutually agreed upon by the Chairman of our Compensation Committee of our Board of Directors and our senior executives. Depending upon the trajectory of our future growth, if any, in our EBITDA, which potentially could be achieved via mergers that might dilute our existing stockholders, the annual company-wide management bonus pool may turn out to be an extremely large amount of money. The obligation to pay such annual company-wide management bonus pool may materially adversely affect our Company and the trading price of our common stock.

We are adversely affected by many significant economic, health, safety and financial issues

Businesses are materially adversely affected by periods of significant economic slowdown or recession, wars, tariffs, pandemics, inflation, deflation, rising interest rates, or a public perception that any of these events are occurring or may occur, which could adversely affect our revenues, results of operations, and cash flow. In addition, as they relate to our proposed acquisitions, the capital and credit markets have experienced volatility and disruption. National and global political, trade, financial and business conditions have experienced difficulties. Access to financing often is negatively impacted. Credit is often limited. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Prominent risks include high interest rates, wars, pandemics, supply chain disruptions, regulatory risks, tariffs, energy dislocations and costs, rising health care costs, social and political unrest, safety and health risks, and many other issues. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We could be adversely affected by changes in the economy including inflation

Our operations, margins, and cash flow could be adversely affected by significant volatility in regard to tariffs, inflation, stress on the consumer, and many other national and international economic factors. We can provide no guarantee or assurance that our Company can successfully navigate these factors. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Our payroll, benefits, sales commissions, rent and other operational costs are significant

Our operational costs are significant. We now employ over 140 people as employees and independent contractors. Our payroll and benefits costs, including health, dental and vision insurance for employees, are significant. We have expanded into more leased spaces. Our costs for accountants, lawyers and other consultants are significant. Our costs of raw materials, packaging, fulfillment and sales are significant. We have compensation arrangements for our salespeople that include significant commissions that are percentages of their sales. These and other significant operational costs may materially adversely affect our Company and the trading price of our common stock.

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

The visibility and trading volume of our common stock are low

The visibility and trading volume of our common stock are low, and any material increase in such visibility and trading volume may depend upon our ability to list our common stock on a recognized stock exchange, but our ability to satisfy the listing requirements for a recognized stock exchange cannot be guaranteed or assured, especially if we acquire a business that "touches the marijuana plant" in the U.S., which would prevent us from listing our common stock on NASDAQ or the NYSE under current law and the current policies of such exchanges. A continued inability to satisfy the listing requirements for a recognized stock exchange could materially adversely affect our Company and the visibility, trading volume, and trading price of our common stock.

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

Our common stock may never be listed on a recognized national exchange

Our common stock trades on the OTCQB Venture Market. Even if we do not acquire companies that "touch the marijuana plant" in the U.S., you should not assume that any effort to uplist the trading of our common stock to a recognized national exchange would be successful, or if successful, that compliance with the listing requirements of such recognized national exchange will be maintained, including but not limited to requirements associated with maintenance of a minimum net worth, minimum stock price, minimum number of shareholders, and ability to establish a sufficient number of market makers. A failure or inability to uplist the trading of our common stock to a recognized national exchange, or any failure to maintain compliance with the listing requirements of such recognized national exchange, may materially adversely affect our Company and the trading price of our common stock.

Unless and until our common stock is approved for listing on a recognized national exchange, many potential investors may be unwilling to purchase our common stock

Our common stock currently trades on the OTCQB Venture Market. Many funds and other potential investors are unable or unwilling to purchase stocks on the OTCQB Venture Market, being required or simply preferring to purchase stocks that have been approved for listing on a recognized national exchange, such as NASDAQ or the NYSE. Recognizing this situation, we would like to uplist from the OTCQB Venture Market to a recognized national exchange such as NASDAQ, if and when we meet NASDAQ’s listing requirements. Unless and until we successfully uplist, potential investor interest in our common stock may be muted, which may adversely affect our company and the trading price of our common stock.

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

A return on our securities is not guaranteed

There is no guarantee that our securities will earn any positive return in the short term or long term. A holding of our securities is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. Holding of our securities is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings. This risk may materially adversely affect our Company and the trading price of our common stock.

Certain stock brokers will not handle our common stock

Certain stock brokers will not handle our common stock due to the SEC’s “penny stock” rules and heightened internal compliance scrutiny. Additionally, we believe that many brokers will not allow stockholders to deposit or hold our stock in their brokerage accounts due to our involvement in the cannabis industry. This has made it difficult for some investors to purchase, deposit, or even maintain holdings of our common stock in brokerage accounts. Further, while hemp is no longer classified as an illegal substance under the Farm Bill, the U.S. Food and Drug Administration (“FDA”) continues to regulate cannabis-derived products under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and Section 351 of the Public Health Service Act. The FDA has raised concerns about the potential health risks of hemp-derived cannabinoids, including delta-8-THC and CBD, particularly regarding possible liver toxicity. The agency has also suggested that certain cannabinoids may be classified as drugs, making their sale without FDA approval potentially unlawful. In deference to the FDA’s position, some states and municipalities have imposed restrictions or outright bans on the sale of certain hemp-derived cannabinoid products. If the FDA or other regulatory authorities impose stricter licensing requirements, compliance obligations, or prohibitions on the sale of hemp-derived products, this could further limit investor access to our stock and negatively impact our business operations. These factors, combined with existing brokerage restrictions may materially and adversely affect our Company and the trading price of our common stock.

Options trading of our common stock is not currently possible

At the present time, potential investors have no ability to purchase or sell options to trade in our common stock. This situation has made it difficult for some potential investors to accumulate positions in our common stock, or to achieve their desired level of liquidity in their position in our common stock. The foregoing situation may materially adversely affect our Company and the trading price of our common stock.

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

The trading price of our common stock may be volatile and could drop quickly and unexpectedly

The stocks of micro-cap and small-cap companies have experienced substantial volatility in the past, often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include macro-economic developments in North America and globally, financial crises, pandemics, trade wars, military conflicts, and market perceptions of the attractiveness of particular industries. This volatility may materially adversely affect our Company by making it more difficult to raise capital or complete acquisitions. In addition, securities class-action litigation often has been brought against companies following periods of volatility in the market price of their securities. Our Company may in the future be the target of similar litigation, and/or litigation associated with the ingredients, formulations, labeling and packaging of products manufactured by Lifted and other acquired Cannabis Companies. Litigation could result in substantial legal fees and other costs and damages and divert our management’s attention and resources away from our business. For these reasons and others, quick and unexpected drops in the trading price of our common stock are likely from time to time. Volatility in our common stock price may materially adversely affect our Company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may be damaged by lawsuits

We are currently involved in multiple legal proceedings, both as a plaintiff and as a defendant, and we anticipate that additional lawsuits may arise in the future. Defending against or pursuing litigation requires significant management time, resources, and financial expenditures, including substantial legal fees and related costs. Ongoing or future legal disputes could divert management’s focus from business operations, result in unfavorable judgments or settlements, and create financial uncertainty. These legal risks may have a material adverse effect on our business, financial condition, and the trading price of our common stock.

Sales of shares of our common stock, or the perception in the public markets that these sales may occur in the future, may cause the trading price of our common stock to fall

Since the trading volume of our common stock is very low and the amount of our common stock in the public float is very small, any sales or attempts to sell our common stock, or the perception that sales or attempts to sell our common stock may occur, may adversely affect the trading price of our common stock. The market price of our common stock may decline significantly as a result of sales of a large number of shares of our common stock in the market. In addition, if any of our stockholders sells a large number of shares, or if we issue a large number of shares, the market price of our stock may decline.

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

Raising capital by selling our common stock or convertible preferred stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market, especially because the prices of stocks of many publicly traded Cannabis Companies have experienced significant declines during the past few years. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Debt financing is difficult to obtain and could be expensive

Debt financing is difficult to obtain in the current credit markets, especially for Cannabis Companies and companies involved in the hemp-derived, psychoactive and nicotine industries. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. Providers of debt may also be issued options, warrants, or rights to purchase warrants, to purchase shares of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Raising capital by borrowing could be risky

If we were to raise capital by borrowing amounts to fund our operations or for additional acquisitions, that would be risky. Interest rates charged to Cannabis Companies typically are high, and often have short terms. Cash is required to service the debt and ongoing covenants and negative covenants are typically employed which can restrict the way in which we operate our business. If the debt comes due either upon maturity or an event of default, we may lack the resources at that time to either pay off or refinance the debt, or if we are able to refinance, the refinancing may be on terms that are less favorable than those originally in place, and may require additional equity or quasi-equity accommodations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Our investor relations efforts may not be successful

Our investor relations efforts may not be successful. At the present time, due to the facts that billions of dollars of market capitalization have been lost by publicly traded corporations in the cannabis industry over the past few years, investor sentiment regarding equity or debt capital raises by Cannabis Companies is negative. This negative investor sentiment, combined with many other negative macro factors such as inflation, global conflicts, supply chain issues, tariffs, and high interest rates, has made it extremely difficult for the Company to attract Growth Capital on acceptable terms and conditions. The Company can provide no guarantee or assurance whatsoever that this profoundly negative investor sentiment could be reversed by traditional investor relations efforts. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

High interest rates may have an adverse effect on the trading price of our common stock

High interest rates may tend to make our common stock less attractive relative to other investments. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Taxes and regulatory compliance costs may reduce our margins

Costs resulting from changes in or new income taxes, value added taxes, service taxes, sales and use taxes, excise taxes, taxes associated with Section 280E of the U.S. Internal Revenue Code, and other taxes, and the costs of managing compliance with taxes and regulatory matters, may adversely affect our margins. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Moreover, the IRS or other taxing authorities may claim that certain hemp-derived cannabinoids, such as THC-O, are illegal, and the IRS or other taxing authorities may attempt to disallow the tax deductions of expenses related to those certain products pursuant to Section 280E of the U.S. Internal Revenue Code. Defending ourselves in this sort of matter, or in other matters brought before us by the IRS or by other taxing authorities, may impose significant burdens upon our management’s time and resources, and may require us to expend significant fees on consultants, lawyers and accounting professionals. No guarantee or assurance can be given that Lifted will be successful in any disputes or litigation against the IRS or other taxing authority, and any losses in such disputes or litigation could result in significant additional taxes and penalties becoming due and payable, which could materially adversely affect our Company's balance sheet, net worth and liquidity, and could trigger defaults under our loans from Surety Bank.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The Tax Act reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limited the ability of U.S. corporations to deduct interest expense, and transitioned to a territorial tax system which allows for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. Several of the new provisions enacted as part of the Tax Act require clarification and guidance from the IRS and Treasury Department. The Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made. Additionally, further guidance may be forthcoming from the Financial Accounting Standards Board (“FASB”) and SEC, as well as regulations, interpretations and rulings from state tax agencies, which could result in additional impacts, possibly with retroactive effect. Any such changes or potential additional impacts could adversely affect our business and financial condition. These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.

In addition, we may periodically restructure our legal entities and/or engage in mergers, and if taxing authorities were to disagree with our tax positions in connection with any such restructurings or mergers, our effective tax rate may be materially affected. In connection with such restructurings, we may also incur additional charges associated with consulting fees and other charges.

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

We are adversely affected by regulatory uncertainties

Regulatory uncertainties regarding Cannabis Companies, and potential adverse changes in federal and state laws and government regulations, materially adversely affect our business and the trading price of our common stock. This risk is especially important relative to the hemp-derived, marijuana, psychoactive products and nicotine products industries, which are controversial socially, scientifically and legally. The foregoing risk may materially adversely affect our Company and the trading price of our common stock.

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

Retaining and attracting directors and officers may be expensive

We cannot make any assurances regarding the retention of our current directors and officers. We do not currently have any director and officer liability insurance, which is a disincentive to serving as a director or officer of our Company. Some of our directors and officers may resign upon our raising money, upon our consummation of a business combination, or otherwise. Attracting new directors and officers, and retaining our current directors and officers, may be expensive. Certain other publicly traded companies pay their directors and officers significantly more than we do. The costs of future cash, bonus and equity incentives to retain and attract directors and officers may materially adversely affect our Company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

The issuance of shares of Deferred Contingent Stock pursuant to the terms of the Lifted Merger could reduce our earnings and stock price

Pursuant to the terms of the Lifted Merger, a total of 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) payable after the third anniversary of the Lifted Merger to certain employees of Lifted and the Company who have been specified by NWarrender in his discretion (the “Deferred Contingent Stock Recipients”), subject to certain conditions and requirements. The issuance of Deferred Contingent Stock increases the number of outstanding shares of our common stock, and thereby decreases our earnings per share. And, the potential sale of Deferred Contingent Stock by the Deferred Contingent Stock Recipients may depress the trading price of our common stock. As of December 31, 2024, 503,000 shares of Deferred Contingent Stock have been issued to the Deferred Contingent Stock Recipients and there were 142,000 shares of Deferred Contingent Stock that are issuable at the direction of the Deferred Contingent Stock Recipients. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Management may not be able to successfully implement adequate internal controls over financial reporting

We are subject to various SEC reporting and other regulatory requirements. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

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

We anticipate that sometime in the future, we are going to be subject to having our internal financial controls audited by our outside accounting firm pursuant to the Sarbanes-Oxley Act. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information.

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

RISK FACTORS RELATING TO LFTD PARTNERS, LIFTED (INCLUDING ITS COLLABORATIONS WITH CALI SWEETS, DIAMOND SUPPLY CO., EXTRAX NM, A SUBSIDIARY OF A LARGE PUBLICLY TRADED MARIJUANA COMPANY), BENDISTILLERY, BEND SPIRITS, ABLIS AND FUTURE ACQUISITION TARGETS, FUTURE ASSET PURCHASES AND/OR JOINT VENTURES (COLLECTIVELY, “LIFTED”)

The delay in Lifted’s receipt of payments from certain customers have increasingly become an issue for Lifted

The delay in Lifted’s receipt of payments from certain customers – primarily distributors – have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described below in the Accounts Receivable section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Write offs of inventory continue to be significant for Lifted

Write offs of inventory continue to be significant for Lifted. Because consumers’ demands change very quickly, Lifted may find it necessary to write off certain raw goods because they will no longer be used in production. Or, if consumers are no longer interested in certain products, and the finished goods are slow-moving, those finished goods are written off. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s collaborations with third-party companies may be unprofitable and fail

Collaborations with third-party companies may be unprofitable and fail. Factors that may contribute to failed, unprofitable collaborations include, but are not limited to:

1)	Leadership absent from planning/update calls;
2)	Inequality in regard to each side’s contributions to the collaborations, financial or otherwise;
3)	Lack of cooperation;
4)	Disagreement on topics such as formulation, product presentation, production needs, pricing, packaging, and marketing;
5)	Micro-management to the point of annoyance or resentment of the other party, and operational inefficiency;
6)	Lack of communication;
7)	Lack of fulfillment of monetary obligations;
8)	Limited or no ability to publicly announce the collaboration or the results of the collaboration;
9)	Forced recalls;
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

The FDA has not approved any of Lifted’s products, and Lifted could face cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA

Our hemp-derived products are not intended for use in the diagnosis, cure, mitigation, treatment, or prevention of a disease or condition. Lifted has not applied to the FDA for any approvals of any of Lifted’s products, and may never do so. The FDA has not approved any of Lifted’s products for any purpose, and may never do so. Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA or the DEA for failure to obtain FDA or DEA approval of its products, or for Lifted’s packaging, labeling, advertisements and promotions of its products without any FDA or DEA approvals. For example, the FDA might take action against Lifted alleging that Lifted has engaged in the promotion of an unapproved drug. Historically, the FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted and other companies selling products that are similar to the products that Lifted sells. Defending cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. Any cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA may have a material adverse effect on our company and the trading price of our common stock. There can be no guarantee or assurance whatsoever that the FDA’s or the DEA’s regulatory concerns about hemp-derived products will be resolved favorably for the hemp derived products industry. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners because the FDA has not approved Lifted’s products for any medical purpose, or because the FDA or DEA has issued cease and desist letters, or brought lawsuits or other enforcement actions against Lifted, or for other reasons associated with the formulation, packaging, labeling, lab testing, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for many different reasons, such as: (1) Lifted has not applied to the FDA for any approvals of any of Lifted’s products, and may never do so; (2) The FDA has not approved any of Lifted’s products for any medical purpose, and may never do so; (3) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA for failure to obtain FDA approval of its products, or for Lifted’s packaging, labeling, advertisements and promotions of its products without any FDA approvals. For example, the FDA might take action against Lifted alleging that Lifted has engaged in the promotion of an unapproved drug. The FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted and other companies selling cannabinoid products that are similar to Lifted’s products; (4) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the DEA alleging that Lifted’s products are illegal; and (5) Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for other reasons associated with the formulation, packaging, labeling, lab testing, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products. Defending any lawsuits by investors may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted may become subject to FDA or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation

Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule III controlled substance, it is possible that the FDA would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis.

It is also possible that the FDA would require facilities where medical use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If the Company is unable to comply with the potential regulations or registration requirements prescribed by the FDA, it may have an adverse effect on the Company’s business, prospects, revenue, results of operation and financial condition. It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The Bureau of Alcohol, Tobacco, Firearms and Explosives may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We could be subject to litigation that includes claims under RICO

The Racketeer Influenced Corrupt Organizations Act (“RICO”), which was originally designed to give prosecutors an additional tool to prosecute organized crime, is now sometimes being weaponized against cannabis companies, as Plaintiff’s attorneys sometimes add so-called “RICO” claims to ordinary commercial litigation in the cannabis industry. For example, Lifted and certain executives were recently sued by the same plaintiff’s attorney in two ordinary commercial lawsuits, and such plaintiff’s attorney chose to add RICO claims to the complaints in those cases. In one case, the judge has recently dismissed those RICO claims with prejudice. In the other case, Lifted intends to seek dismissal of the RICO claims. While we flatly deny that our Company has or is engaged in any “racketeering” activities, no assurance or guarantee can be given that RICO claims will not continue to be asserted either by plaintiff’s attorneys or by criminal prosecutors.  The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Pandemics or disease outbreaks, such as the coronavirus, may disrupt consumption and trade patterns, supply chains, and production processes, which may materially affect Lifted’s operations and results of operations

A public health epidemic, such as the COVID-19 pandemic that began in 2020, or the fear of a potential epidemic or pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns or other preventative measures that may be requested or mandated by governmental authorities, or the risk that our access to employees, raw materials supply, manufacturing, distribution, transportation, sales, collections, insurance, banking relationships, cash flow, customers or other important aspects of our business could be seriously disrupted. There can be no assurances that we will be allowed to operate during any future actual or anticipated epidemic disease outbreak or pandemic. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted, Cannabis Companies, or the hemp-derived, marijuana, psychoactive and nicotine industries more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception

The hemp-derived, marijuana, psychoactive and nicotine industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the hemp-derived, marijuana, psychoactive and nicotine products sold to consumers. The perception of the hemp-derived, marijuana, psychoactive and nicotine products industries, and hemp-derived, marijuana, psychoactive and nicotine products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) relating to the consumption of hemp-derived, marijuana, psychoactive or nicotine products, including unexpected safety or efficacy concerns arising with respect to hemp-derived, marijuana, psychoactive or nicotine products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media or governmental attention or other research findings or publicity will be favorable to the hemp-derived, marijuana, psychoactive or nicotine markets. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions earlier research reports, findings or publicity (whether or not accurate or with merit) may result in a significant reduction in the demand for Lifted’s products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of hemp-derived, marijuana, psychoactive or nicotine products, or of Lifted’s products specifically, or associating the consumption of hemp-derived, marijuana, psychoactive or nicotine products with illness or other negative effects or events, may adversely affect Lifted. This adverse publicity may arise even if the adverse effects associated with hemp-derived, marijuana, psychoactive or nicotine products resulted from consumers’ failure to use such products legally, appropriately or as directed. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Obtaining GMP certification may be expensive and time-consuming

Obtaining GMP certification may be expensive and consuming of management’s time. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be unable to obtain GMP certification, and as a result, may lose business opportunities and/or existing customers

Certain potential, or existing customers, of Lifted’s products may require that Lifted’s products are manufactured in a facility that has obtained GMP certification. Lifted may be unable to obtain GMP certification, and thus may lose these potential business opportunities and/or existing customers. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may lose profits or become subject to liability arising from any breach of contract or fraudulent or illegal activity by our suppliers, testing labs, employees, independent contractors, consultants and others

Lifted is exposed to the risk that its suppliers, testing labs, employees, independent contractors, consultants, service providers, business partners and licensors may engage in breach of contract or fraudulent, disreputable or other illegal activity. Misconduct by these parties could include, but is not limited to, intentional undertakings of unauthorized activities, or reckless or negligent undertakings of authorized activities, in each case on Lifted’s behalf or in Lifted’s service, that violate: (1) confidentiality agreements; (2) other contracts; (3) government regulations; (4) manufacturing standards; (5) laws that require the true, complete and accurate reporting of financial information or data; or (6) Lifted’s agreements with insurers. Or, an individual or company may illicitly replicate Lifted’s products and attempt to sell these knock-off products as Lifted or as Lifted’s agent. Consequently, Lifted could be exposed to the loss of sales, revenue and profits, class action and other litigation, increased governmental inspections and related sanctions, the loss of any compliance certifications or the inability to obtain future compliance certifications, and reputational or brand damage as a result of prohibited activities that are undertaken without Lifted’s knowledge or permission and contrary to Lifted’s confidentiality agreements, contracts, internal policies, procedures and operating requirements. Lifted may be required to expend substantial time, effort and legal fees in order to address such situations.

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

Lifted’s production and shipping facilities are integral to its business and adverse changes or developments affecting our facilities may have an adverse impact on our business

Lifted production and shipping facilities are integral to its business. Adverse changes or developments affecting these facilities, including, but not limited to, the spoiling of raw and finished goods, a fire, an explosion, equipment failure, a power failure, a natural disaster, inclement weather, an epidemic, pandemic or other public health crisis, or a material failure of our security infrastructure, could reduce or require Lifted to entirely suspend operations at the affected facilities. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted’s sales and operating results may also fluctuate for many other reasons, including due to risks described elsewhere in this section and due to risks and uncertainties associated with the following topics and issues:

•	Issues associated with the legality or safety of products containing hemp-derived cannabinoids, marijuana, psychoactive substances, or other consumable products, including nicotine products;
•	Labor unavailability, supply chain disruptions, and other issues and problems associated with pandemics and other force majeure-type events and conditions;
•	Lifted’s ability to retain and increase sales to existing customers, attract new customers, satisfy customers’ demands, and maintain profit margins;
•	Lifted’s ability to retain and expand its network of wholesalers and distributors;
•	Lifted’s ability to expand its online sales;
•	Competition from substantially larger and financially stronger competitors;
•	Continued access to inventory and suppliers, some of whom may be acquired by competitors or otherwise become unavailable to Lifted;
•	Lifted’s ability to offer products on favorable terms, manage inventory, and fulfill orders;
•	The introduction of competitive stores, websites, applications, products, services, price decreases, or improvements, and changes in consumer preferences and trends;
•	Changes in usage or adoption rates of the internet, e-commerce, electronic devices, and web services, including outside the U.S.;
•	Timing, effectiveness, and costs of expansion and upgrades of Lifted’s systems and infrastructure;
•	The success of Lifted’s geographic, service, and product line expansions;
•	Lifted’s ability to properly store inventory to avoid spoilage and to ensure that devices (such as vapes) work properly;
•	Lifted’s ability to properly forecast product demand, so that excess inventory (which could eventually become spoiled or obsolete) is not built up;
•	The extent to which Lifted finances, and the terms of any such financing for, Lifted’s current operations and future growth;
•

The outcomes of current and future legal proceedings and claims, which may include significant settlement costs, legal fees, monetary damages or injunctive relief and which could have a material adverse impact on Lifted's operating results, balance sheet and liquidity, and could trigger defaults under our loans from Surety Bank;

53

•

Tax laws, rules and regulations, the interpretation of tax laws, rules and regulations such as IRS Code Section 280E, and tax audits and the potential for increased taxes and penalties, which could have a material adverse impact on Lifted's operating results, balance sheet and liquidity, and could trigger defaults under our loans from Surety Bank

•	Variations in the mix of products and services that Lifted sells;
•	Variations in Lifted’s level of merchandise and vendor returns;
•	The extent to which Lifted offers favorable shipping terms, reduces prices, offers discounts, and provides additional benefits to its customers;
•	Factors affecting Lifted’s reputation or brand images;
•	The extent to which Lifted invests in technology and content, fulfillment, and other expense categories;
•	Increases in the prices of energy products and commodities like plastic, batteries, paper and packing supplies;
•	The ability to collect amounts owed to Lifted when they become due;
•	The extent to which Lifted is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events or cyberattacks; and
•	Terrorist attacks and armed hostilities.

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

Lifted may be exposed to risks relating to the laws of various countries as a result of its expanding international sales and distribution

Lifted’s products are currently sold and distributed internationally, and Lifted plans to expand these international sales and distribution. As a result, we are exposed to various levels of political, economic, legal and other risks and uncertainties associated with selling, distributing and exporting to these jurisdictions. These risks and uncertainties include, but are not limited to, changes in the laws, regulations and policies governing the production, sale and use of Lifted’s products, political instability, instability at the United Nations level, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation and changing political conditions and governmental regulations relating to foreign investment and our industries more generally.

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

We may be unable to grow our revenues, or our revenues may decrease, and we may be forced to adjust our operations accordingly

Lifted’s ability to grow its revenues will depend on a number of factors, many of which are beyond our control, including, but not limited to, the availability of sufficient capital on suitable terms, changes in laws and regulations respecting the production and distribution of our products, competition from others, the size of the illicit market, and our ability to produce sufficient volumes of our products to meet demand. Our revenues may decrease for many reasons. Regulatory changes, particularly in the primary jurisdictions where we operate, may prohibit or restrict the sale of our products, or may attract new market entrants and more competition. In addition, any future development and expansion may place significant strain on our management personnel and likely will require us to recruit additional management personnel, and there is no assurance that we will be able to do so. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Price volatility may adversely affect operations

The Company’s profitability is sensitive to fluctuations in the costs of raw goods, which may be impacted by changes in availability of supply (which itself depends on other factors such as weather, fuel, equipment, labor costs, raw goods costs, shipping costs, national holidays, and demand), tariffs, taxes, governmental policies, and other market conditions, all of which are factors beyond the control of the Company. The Company's operational results are also sensitive to manufacturing costs, and the overall condition of the hemp products, marijuana, psychoactive products, and alternative lifestyle products industries. Price volatility may have a material adverse effect on the Company's business, financial condition, and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Consumers in our industry are brand-conscious, so brand name recognition and acceptance of our products are critical to our success

Our business is in part dependent upon customer awareness of our brands and market acceptance of our products. If we do not successfully grow our brands and product offerings, we may not achieve and maintain satisfactory levels of acceptance by distributors, wholesalers and end consumers. Any failure of our brands to maintain or increase acceptance or market penetration may likely have a material adverse effect on our revenues and financial results. There can be no guarantee or assurance that any rebrand of Lifted’s brands will be successful or result in any additional sales or profits for Lifted. Moreover, we cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our sales, products' branding and on consumer preferences. In addition, negative public relations and product quality issues, including negative perceptions regarding the industries in which we operate, whether real or imagined, may damage our reputation and brands and may cause customers to choose other brands’ products over our products. Our brand image may also be adversely affected by unfavorable reports, studies and articles, litigation, or regulatory or other governmental action, whether involving our products or those of our competitors. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may have limited access to financial and insurance services and products

Some financial institutions and insurance companies refuse to provide a full range of financial and insurance services and products to Lifted because its business involves hemp-derived products, marijuana, psychoactive products, vaping products, and nicotine products. Or, the cost of insurance may be prohibitively high. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to obtain or afford insurance coverage in respect of the risks our business faces, or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that we face

We may not be able to obtain or afford insurance coverage in respect of certain risks that our business faces, including product liability insurance, protecting our assets, the loss of employees, and operations. Even if insurance is obtained, our insurance coverage may be subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims or product recall costs, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, then we may be exposed to material uninsured liabilities that may impede our liquidity, profitability or solvency. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The Company may sustain losses that cannot be recovered through insurance or other preventative measures

There is no assurance that the Company will not incur uninsured liabilities and losses, especially in regard to uninsured or uninsurable products, and product recalls. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Increased labor costs, potential organization of our workforce, employee strikes, and other labor-related disruption may adversely affect our operations

It is difficult for Lifted to identify and hire new employees and independent contractors in the current environment: the labor market is limited and labor costs have increased. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We cannot assure that our labor costs going forward will remain competitive based on various factors, such as: (1) labor costs may continue to increase as the labor supply is tight; (2) our workforce may organize in the future and labor agreements may be put in place that have significantly higher labor rates and company obligations; (3) our competitors may maintain significantly lower labor costs, putting us at a competitive disadvantage; and (4) our labor costs may increase in connection with our growth. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations

Our business is dependent on a number of key inputs and their related costs, including raw materials, supplies and equipment related to our operations, co-packers, as well as electricity, water and other utilities. Our suppliers, co-packers and customers are dispersed. Governments may regulate or restrict the flow of labor or products, and the Company’s operations, suppliers, customers and distribution channels could be severely impacted. For examples: China or other nations could regulate or restrict the flow of raw materials and products to the United States; the shipment of raw materials and products by sea and/or air from China and other locations to Wisconsin, Colorado or New Mexico may be banned, limited, disrupted, delayed or increased in cost; the Chinese New Year celebrations may disrupt or delay shipments of raw materials and products; and the States of Wisconsin, Colorado and/or New Mexico could impose prohibitions or restrictions on the operation of “non-essential” businesses, and might characterize Lifted as a “non-essential” business. Any significant future governmental-mandated or market-related delay, interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile shipping and energy costs, may curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by power outages, or equipment breakage.

Our ability to compete is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may be negatively impacted by challenging global economic conditions

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global conditions, including high interest rates, inflation, bankruptcies, layoffs, wars, tariffs, pandemics, civil unrest, and many other factors beyond our Company’s control. We are unable to predict the likelihood of the occurrence, duration or severity of such global economic conditions and disruptions caused thereby. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations and cash flow. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

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

Additionally, product recalls may lead to increased scrutiny of our operations by the FDA or by state regulatory agencies, requiring further management attention, increased compliance costs and potential lawsuits, legal fees, fines, penalties and other expenses. Any product recall affecting the hemp-derived, marijuana, psychoactive and nicotine products industries more broadly, whether or not involving us, may also lead consumers to lose confidence in the general safety and security of hemp-derived, marijuana, psychoactive and nicotine products, including products sold by us. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted may be subject to product liability claims or regulatory action if its products are alleged to have caused significant loss or injury

Lifted, as a manufacturer and distributor of products which in some cases are ingested by humans, face the risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused loss or injury. Lifted may be subject to these types of claims due to allegations that its products caused or contributed to injury, illness or death, failed to include adequate instructions for use, were defective, or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from human consumption of hemp-derived products, marijuana, psychoactive substances, and nicotine alone or in combination with other medications or substances may also occur. Lifted may also be named as co-parties in product liability suits that are brought against manufacturing partners that produce our products, packaging for those products, or the ingredients in those products. In addition, our customers and partners may bring suits against us alleging damages for the failure of our products to meet stated specifications or other requirements. Any such suits, even if not successful, could be costly, disrupt the attention of our management and damage our negotiations with distributors and/or customers. In addition, the manufacture and sale of any such products, like the manufacture and sale of any ingested product, involves a risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Lifted may in the future have to recall certain of its products as a result of potential contamination and quality assurance concerns. A product liability claim or regulatory action against Lifted may result in increased costs and may adversely affect Lifted’s reputation and goodwill with its customers. There can be no assurance that Lifted will be able to obtain product liability insurance on acceptable terms or with adequate coverage against potential liabilities, if at all. Any attempt by us to limit our product liability through any of our insurance policies may not be enforceable or may be subject to exceptions. Insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims may result in us becoming subject to significant liabilities that are uninsured and also may adversely affect Lifted’s leases and other commercial arrangements with third parties. Our contract manufacturers or manufacturing partners may not have adequate insurance coverage themselves to cover against claims, and we may not be named on their policies as an additionally insured party. If we experience a large loss, it may exceed any insurance coverage limits we have at that time, or our insurance carrier may decline to cover us or may raise our insurance rates to unacceptable levels, any of which could impair our financial position. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We may not be able to identify, audit, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring majority equity ownership interests in Cannabis Companies. However, we generally have pursued a conservative mentality regarding the potential issuance of additional common stock of the Company, and regarding the pricing, term and other conditions of potential borrowings by the Company, so we may not be able to identify, audit, or acquire such equity ownership interests on acceptable terms, if at all. No guarantee or assurance whatsoever can be given that discussions/negotiations with any potential acquisition candidates will result in any letter of intent or definitive acquisition agreement. If we do enter any letter of intent or definitive acquisition agreement, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness or by selling shares of our common stock or convertible preferred stock. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire such equity ownership interests in the future. Target companies may not decide to proceed forward with mergers that are the subject of letters of intent. Failure to acquire such equity ownership interests on acceptable terms, if at all, may have a material adverse effect on our ability to increase assets, revenues and net income, and on the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Cannabis Companies and companies involved in selling products containing psychoactive substances or nicotine are subject to regulatory risks, both nationally and internationally

Lifted and other Cannabis Companies are subject to risks associated with the federal government’s and state and local governments’ evolving regulation of hemp, hemp-derived products, marijuana, psychoactive substances, tobacco, nicotine, and other products. We can provide no assurance that one or more federal agencies, such as the FDA or the DEA, or state and local governments, will not attempt to impose rules, regulations, moratoriums, prohibitions, restrictions, limitations, taxes, or other impediments upon Cannabis Companies, and companies involved in selling products containing psychoactive substances or nicotine. For example, the US federal government has recently enacted a law that may make it more difficult to sell online and ship nicotine, vape and other products. In addition, the FDA and certain states have enacted laws and regulations that prohibit or otherwise negatively impact the sale of certain hemp-derived, psychoactive and nicotine products. Moreover, if Lifted or Cannabis Companies or companies involved in selling products containing psychoactive substances or nicotine expand internationally (of which there is no guarantee that they ever would), we can provide no guarantee or assurance that these companies will be able to comply with all applicable governmental laws and regulations. Any failure to comply with all of such rules, regulations, moratoriums, prohibitions, restrictions, limitations, taxes, or other impediments upon Cannabis Companies, and companies involved in selling products containing psychoactive substances or nicotine, could potentially result in lawsuits, substantial fines and penalties, and/or other negative governmental actions. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s sales are dependent upon the sale of delta-8-THC and other hemp-derived cannabinoid products, which may be restricted or prohibited by the FDA, the DEA or other governmental agencies, laws or regulations

Lifted’s sales are significantly dependent upon the sale of products containing delta-8-THC and other hemp-derived cannabinoids. The FDA, the DEA and other federal, state and local governments and agencies may impose laws, rules, regulations and executive orders that effectively prohibit Lifted from selling products containing delta-8-THC or other hemp-derived cannabinoids. For example, the DEA has sent a letter saying that delta-9-THCO and delta-8-THCO “do not occur naturally in the cannabis plant and can only be obtained synthetically, and therefore do not fall under the definition of hemp”, and there could be a crackdown by the DEA or other regulatory authorities on products containing delta-9-THCO and/or delta-8-THCO, even though we believe that such products are federally lawful pursuant to the so-called "Farm Bill". Consequently, Lifted’s and LFTD Partners’ future financial prospects are uncertain, and no guarantee or assurance whatsoever can be made that Lifted and LFTD Partners will be able to continue to pay their financial obligations when they become due and payable in the future. The foregoing risks may have a material adverse effect upon Lifted’s business and the trading price of our common stock.

Lifted may be forced to write off inventories of hemp, cannabinoid-infused products, marijuana, psychoactive products, and/or nicotine-infused products, if those products are subject to prohibitions on sales, either nationally or in particular states

Lifted may find it necessary to build and carry significant quantities of inventory, in order to be able to fulfill large orders received from distributors or other customers. If federal, FDA, DEA, and/or state laws and regulations prohibit the sale of certain hemp, cannabinoid-infused products, marijuana, psychoactive products, and/or nicotine-infused products, then Lifted may find itself holding significant inventories of such products that cannot be sold, and therefore must be written off. Such write offs could be significant. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Machinery and equipment may be unusable or become obsolete, and may need to be written off

Certain machinery and equipment may not be able to be used by Lifted in the production of products, especially new products. For example, Lifted has experienced problems trying to use two machines that were designed to manufacture gummies and joints, respectively. If certain machinery and equipment is unusable or becomes obsolete, then the machinery and equipment may need to be written off, hurting Lifted’s financial results. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations

We may not be able to successfully identify and execute future acquisitions or dispositions or to successfully manage the impacts of such transactions on our operations. Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (1) the potential disruption of our ongoing business; (2) the distraction of management away from the ongoing oversight of our existing business activities; (3) incurring additional indebtedness or stock dilution; (4) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (5) an increase in the scope and complexity of our operations; and (6) the loss or reduction of control over certain of our assets. Material acquisitions have been and may continue to be material to our business strategy. There is no guarantee that any acquisition will be accretive. The existence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may result in our incurring those liabilities. A strategic transaction may result in a significant change in the nature of our business, operations and strategy, and we may encounter unforeseen obstacles or costs in closing or implementing a strategic transaction or integrating any acquired business into our operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We may be exposed to reputational risk as a result of our relationship with third parties with whom we do business

The parties with whom we do business may conduct themselves in such a way as to expose us to reputational risk. This reputational risk may damage Lifted's brands and its relationships with distributors, retailers, consumers, service providers, and others. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

The FDA and the DEA appear to be concerned about many hemp-derived products

The FDA and the DEA appear to be concerned about many hemp-derived products. The FDA and the DEA appear to believe that certain hemp-derived cannabinoids are drugs, and therefore that the sale of hemp-derived products containing cannabinoids should require FDA and DEA approval. In deference to the FDA and the DEA, various states and municipalities have declared that the sale of certain hemp-derived products are illegal. There can be no guarantee or assurance whatsoever that the FDA’s or the DEA's regulatory concerns about hemp-derived products will be resolved favorably for the hemp-derived products industry. Aggressive law enforcement against the hemp-derived products industry by federal, state or local authorities and agencies may have a material adverse effect upon Lifted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Large competitors are expected to enter the hemp-derived, marijuana, psychoactive and nicotine product industries

We expect that over the next few years major marijuana companies, tobacco companies, chain stores, manufacturers, retailers, alcoholic beverage and other consumer products companies, and distributors, with tremendous financial resources and marketing expertise will emerge to compete against Lifted in the hemp-derived, marijuana, psychoactive, and nicotine products industries. Lifted may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger companies. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We cannot predict the effect of inquiries, audits, lawsuits or actions by the DEA, the FDA, Federal Trade Commission, state attorneys general, other government agencies and/or quasi-government agencies, or plaintiffs’ attorneys, into the production, advertising, marketing, promotion, labeling, ingredients, usage and/or sale of Lifted’s products

Lifted is subject to the risks of investigations and/or enforcement actions or lawsuits by the DEA, the FDA, Federal Trade Commission (“FTC”), state attorneys general and/or other government and/or quasi-governmental agencies, or plaintiffs’ attorneys, relating to the advertising, marketing, promotion, ingredients, usage and/or sale of Lifted's products. If an inquiry by the DEA, the FDA, FTC, a state attorney general or other government or quasi-government agency, or by plaintiffs' attorneys, finds that Lifted’s products and/or the advertising, marketing, promotion, ingredients, usage and/or sale of such products are not in compliance with applicable laws or regulations, or that they are misleading, untruthful or unsubstantiated, Lifted may become subject to fines, product reformulations, product recalls, container changes, changes in the usage or sale of Lifted’s products, changes in its advertising, marketing and promotion practices, and/or injunctions on the sale of the products, or lawsuits, each of which may have a material adverse effect on our business, financial condition or results of operations.  The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may be required to obtain state, DEA and/or FDA permits, certifications and/or approvals in order to conduct business

Lifted may be required to obtain and maintain state, DEA and/or FDA permits, certifications and/or approvals in order to conduct business involving hemp-derived products, marijuana, psychoactive substances, nicotine, food, other edibles, and consumer goods. These permits, certifications and/or approvals may not be obtainable, or obtaining and maintaining them may involve enormous expenditures of time and money for consultants, studies, facilities, compliance, purchases, acquisitions and other matters. Failure to obtain and maintain all necessary permits, certifications and approvals, or the enormous expenditures of time and money associated with obtaining and maintaining all necessary permits, certifications and approvals, may have a material adverse effect on our business, financial condition or results of operations, and on the trading price of our common stock.

Lifted may be subject to investigations by OSHA or other workplace safety agencies

Lifted’s manufacturing, storage and shipping departments include the use of various machinery, equipment, vehicles and raw goods. Notwithstanding appropriate training protocols and safety measures, workplace accidents or deaths may occur, and may subject Lifted to investigations, fines and penalties by the Occupational Safety and Health Administration (“OSHA”) or other state or local workplace safety agencies. Such accidents, investigations, fines and penalties may have a material adverse effect on our business, reputation, financial condition or results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Sales of Lifted’s vape products are subject to uncertainty in the evolving vape market due to negative public sentiment and regulatory scrutiny

Vaping and electronic cigarettes were recently developed and therefore the scientific community has not yet had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing with absolute certainty whether these products are safe for their intended use and the medical community is still studying these products’ health effects. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, then market demand for these products and their use may materially decline. Such a determination may also lead to litigation and significant regulation. Loss of demand for vape products, product liability claims and increased regulation stemming from unfavorable scientific studies on vaping products may have a material adverse effect on Lifted’s business, results of operations and financial condition. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Research regarding the health effects of hemp-derived products, marijuana, psychoactive substances and e-liquid containing nicotine is in relatively early stages and subject to further study which may impact demand for these products

Research and clinical trials on the potential benefits and the short-term and long-term effects of the use of hemp-derived products, marijuana, psychoactive substances and e-liquid containing nicotine on human health remains in relatively early stages and there is limited standardization. As such, there are inherent risks associated with using hemp-derived products, marijuana, psychoactive products and e-liquid containing nicotine. Moreover, future research and clinical trials may reach different or negative conclusions regarding the benefits, viability, safety, efficacy, dosing or other facts and perceptions related to hemp-derived products, marijuana, psychoactive products, and e-liquid containing nicotine, which may adversely affect social acceptance of hemp-derived products, marijuana, psychoactive products, e-liquid containing nicotine, and the demand for Lifted’s products. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Any expansion of Lifted outside of the United States exposes Lifted to uncertain conditions and other risks in international markets

As Lifted’s growth strategy includes eventually expanding internationally, if Lifted is unable to expand distribution of its products outside the United States, its growth rate could be adversely affected. In many international markets, Lifted has limited operating experience and in some areas it has no operating experience. It is costly to establish, develop and maintain international operations and to develop and promote brands in international markets. Lifted's percentage gross profit margins in many international markets are expected to be less than the comparable percentage gross profit margins obtained in the United States. Lifted faces substantial risks associated with having foreign operations, including: economic and/or political instability in international markets; unfavorable foreign currency exchange rates; restrictions on or costs relating to the repatriation of foreign profits to the United States, including possible taxes and/or withholding obligations on any repatriations; and tariffs and/or trade restrictions. These risks may have a significant impact on Lifted's ability to sell its products on a competitive basis in international markets and may have a material adverse effect on its business, financial condition and results of operations. Also, operations outside of the United States are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, higher product damages, particularly when products are shipped long distances, potentially higher incidence of fraud and/or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We are currently operating in a period of significant economic and political uncertainty and capital markets disruption, and our business may be materially adversely affected in such an environment

Many factors are contributing to economic and political uncertainty and capital markets disruption in the U.S. and globally, including inflation, high interest rates, political polarization, natural catastrophes, and ongoing military conflicts in Ukraine, Israel, Syria, Yemen and other parts of the world. The durations and impacts of these adverse factors are unpredictable, and may lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may rely on third party vendors to manufacture its products

Lifted may not manufacture certain raw or finished goods, but instead outsource manufacturing of these goods to third party vendors. In the event of a disruption and/or delay, or significant tariffs, Lifted may be unable to procure alternative vendors at commercially reasonable rates and/or within a reasonably short time period. If Lifted is unable to maintain good relationships with its largest vendors, or if its costs of co-packing increase, its business, financial condition and results of operations may be adversely affected.

Lifted does not have exclusive contracts with the majority of its vendors, which subjects Lifted to the risk that those vendors may sell the same products to Lifted’s competitors. In some cases, Lifted’s vendors may be affiliated with and manufacture other hemp-derived, marijuana, psychoactive or consumable products. In such cases, these products may compete directly with Lifted’s products.

Lifted’s vendors may make raw materials or finished products that sometimes fail to meet Lifted’s standards. This subjects Lifted to the risk that distributors, retail locations and consumers may be dissatisfied with Lifted’s products and demand a refund or a credit, and/or may refuse in the future to purchase Lifted’s products. In addition, Lifted’s contract manufacturers may not deliver their products to Lifted on schedule. Delays in scheduled product deliveries may cause distributors, retail locations and consumers to not purchase Lifted’s products, damaging Lifted’s brand reputation.

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

Moreover, volatility in the global oil markets has resulted in high fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers. In addition, certain of Lifted’s co-packing arrangements may allow such co-packers to increase their fees based on certain of their own cost increases. The prices of any of the above and other raw materials such as batteries and packaging, among others, may continue to rise or may rise in the future. Lifted may or may not be able to pass any of such increases on to its customers. In recent years, the United States has imposed tariffs on many products and goods imported from China and certain other countries. Additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, may result in an increase in supply chain costs and/or shortages of raw materials. In addition, some of these raw materials are available from limited suppliers. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

The costs of packaging supplies are subject to price increases from time to time, and Lifted may be unable to pass all or some of such increased costs on to its customers

Lifted’s packaging suppliers may increase the prices that they charge Lifted for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies. If the costs of these packaging supplies increase, Lifted may be unable to pass these costs along to its customers through corresponding adjustments to the prices it charges, which could have a material adverse effect on its results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Potential changes in accounting standards or practices and/or taxation or new accounting standards, or changes in the assumptions used in accounting matters, may adversely affect Lifted’s financial results

From time to time, the FASB, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change US GAAP. Future changes in accounting standards or practices may have an impact on Lifted’s financial results. New accounting standards may be issued that change the way Lifted records revenues, expenses, assets and liabilities. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. These changes in accounting standards may adversely affect Lifted reported earnings or results of operations, financial condition and other financial measurers. Increases in direct and indirect income tax rates may affect after-tax income. Equally, increases in indirect taxes (including environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages) may affect Lifted’s products’ affordability and reduce Lifted’s sales. Accounting principles related to stock based compensation, inventory, revenue recognition, sales allowances, and income tax provisions, among others, are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes to the accounting rules related to these areas or the interpretation of the rules, or changes in underlying assumptions, estimates or judgments by our management may adversely affect reported financial results. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Growth of operations will depend on the acceptance of Lifted’s products and consumer discretionary spending

The acceptance of Lifted’s products by distributors, wholesalers and consumers is critically important to the success of Lifted. Acceptance of our products depends on several factors, including, but not limited to, availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety and reliability. If customers do not accept our products, or if such products fail to adequately meet customers’ needs and expectations, our ability to continue generating revenues could be reduced. Shifts in customer preferences away from Lifted’s products, Lifted’s inability to develop products that appeal to both retailers and consumers, or changes in Lifted’s products that eliminate items popular with some consumers, may harm Lifted’s business. Also, Lifted's success will depend to a significant extent on discretionary user spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, Lifted may experience an inability to generate revenue during economic downturns or during periods of uncertainty, such as during pandemics, when users may decide to purchase products that are cheaper or to forego purchasing any type of Lifted’s products, due to a lack of available capital. Any material decline in the amount of discretionary spending may have a material adverse effect on Lifted’s sales, results of operations, business and financial condition. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We cannot be certain that the products that Lifted offers will become, or continue to be, appealing and as a result there may not be any demand for these products and Lifted’s sales may decrease, which may result in a loss of revenue

Demand for Lifted’s products depends on many factors, including the number of customers that Lifted is able to attract and retain over time, and the competitive environments in Lifted’s industry. This may force Lifted to reduce prices below the desired price levels or to increase promotional spending. Inability to anticipate changes in user preferences and to meet consumers’ needs in a timely and cost-effective manner all may result in immediate and longer term declines in the demand for the products Lifted plans to offer, which may adversely affect Lifted’s sales, cash flows and overall financial condition, or may lead to write-offs of slow-moving inventory. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Competition that Lifted faces is varied and strong

Lifted’s products and industries are subject to intense competition. Lifted faces intense competition from other companies, some of which have longer operating histories and more financial resources and manufacturing, retail and marketing experience than us. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations. There is no guarantee that Lifted can develop or sustain a market position or expand its business. We anticipate that the intensity of competition in the future will increase.

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

Competition from large, well-financed consumer products, marijuana, tobacco or nicotine product manufacturers or distributors may adversely affect Lifted’s distribution relationships and may hinder development of Lifted’s existing markets, as well as prevent Lifted from expanding its markets

The tobacco, nicotine, hemp, marijuana and consumer goods industries are highly competitive. Lifted competes with other hemp brands, marijuana, tobacco, nicotine, and other consumer goods companies for consumer acceptance, shelf space in retail outlets, and for the marketing support of distributors and wholesalers, many of whom also distribute or carry their own brands which compete with Lifted’s brands. Some of Lifted’s competitors have substantially greater financial resources than Lifted. Some of Lifted’s competitors place tremendous pressure on independent distributors to not carry competing brands such as Lifted’s.

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

Lifted depends on a small number of customers for a significant portion of its sales

Distributors’ and wholesalers’ buying power has increased, as competition in the hemp and consumer goods industries has increased, and as distributors and wholesalers have increased their own private brand offerings, leading to increasing margin demands of Lifted. Distributors and wholesalers are increasingly in a better position to resist Lifted’s price increases and demand lower prices, and to demand Lifted to provide larger and more tailored promotional programs. If Lifted does not successfully provide appropriate marketing, product, packaging, pricing and service to these distributors and wholesalers, Lifted’s product availability, sales and margins may suffer. Certain distributors and wholesalers make up a significant percentage of Lifted’s sales. The loss of sales of any of Lifted’s products by a major retailer may have a material adverse effect on our business and financial performance. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted may fail to comply with applicable government laws and regulations

Lifted is subject to a variety of federal, state and local laws and regulations in the U.S. These laws and regulations apply to many aspects of its business including the manufacture, safety, labeling, transportation, advertising, sale of its products, consumer age verification, the collection and remittance of sales and use taxes, income taxes, payroll taxes, marijuana, tobacco and excise taxes, other fees, and the filing of related returns. Some of these laws (including tax laws and regulations such as excise and sales tax) and regulations are complex, ambiguous, subject to multiple interpretations, and/or subject to frequent changes. Sales and use taxes, excise taxes, or other fees or taxes may be improperly collected or remitted improperly or late. In addition, filings and amendments to filings may not be prepared and filed on time with the appropriate regulatory or government entity.

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

Similarly, Lifted’s sponsorship relationships or collaborations may subject Lifted to negative publicity as a result of actual or alleged misconduct by individuals or entities associated with organizations or individuals Lifted sponsors or supports or collaborates with. Likewise, campaigns by activists connecting Lifted or its supply chains with human and workplace rights issues may adversely impact Lifted’s corporate image and reputation. Allegations, even if untrue, that Lifted is not respecting one or more of the human rights found in the United Nations Universal Declaration of Human Rights; actual or perceived failure by Lifted’s suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws, or its actual or perceived abuse or misuse of migrant workers; and adverse publicity surrounding obesity and health concerns related to Lifted’s products, water usage, environmental impact, labor relations or the like may negatively affect Lifted’s overall reputation and brand image, which in turn may have negative impacts on Lifted’s products’ acceptance by consumers.

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

Because we intend to acquire equity ownership interests in many different Cannabis Companies, with a range of products, packaging, names and cultures, we may not be able to properly brand our Company or properly represent all of the companies in which we are invested. Potential acquisition candidates, consumers, and potential investors may have difficulty assimilating all of our diverse business interests, and consequently may not give our common stock a proper valuation. Even if we change the name of our Company to a name that more properly reflects our focus on acquiring equity ownership interests in Cannabis Companies, such a name change may not be embraced by consumers or potential investors. Moreover, no assurances or guarantees may be provided that the Financial Industry Regulatory Authority (“FINRA”) will grant requests for ticker symbol changes, or that such ticker symbol changes will be embraced by consumers or potential investors. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We may not be able to properly manage multiple businesses

We may not be able to properly manage multiple businesses in the hemp-derived, psychoactive, and consumable products industries. Managing multiple businesses may be more complicated than managing a single line of business, and may require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Our acquisitions of businesses may be extremely risky and we may lose all of our investments

We may invest in the marijuana, nicotine, hemp-derived, psychoactive, consumable products, or other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on: (1) may be viewed as being dangerous or illegal by the DEA or FDA, by state governments, or by other governmental or regulatory bodies and agencies; (2) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (3) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (4) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (5) may have less predictable operating results; (6) may from time to time be parties to litigation; (7) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; (8) may require substantial additional capital to support their working capital, operations, expansion, marketing, research, or maintain their competitive position; and (9) their financial statements may be unaudited, improperly prepared, and/or their internal financial controls may be inadequate or non-existent. Our failure to efficiently make accretive acquisitions that meet all of our criteria may have a material adverse effect on our business, results of operations, and financial condition. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

RISK FACTORS ASSOCIATED WITH THE U.S. MARIJUANA INDUSTRY

At this point in time, our Company does not directly participate in the U.S. marijuana industry and does not "touch the marijuana plant" in the U.S. However, our Company does desire to directly participate in the U.S. marijuana industry, and is actively considering mergers and acquisitions in the U.S. marijuana industry. Any such merger and acquisition of a Cannabis Company that "touches the marijuana plant" in the U.S. would subject our Company to a large number of significant risks. In anticipation of the potential consummation of such a merger and acquisition, set forth below are descriptions of some of the most significant risks associated with direct participation in the U.S. marijuana industry.

Cannabis remains illegal under U.S. federal law, and enforcement of cannabis laws could change

Cannabis is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act (21 U.S.C. § 811) (“CSA”). Under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the CSA. Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the United States, and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. Even if cannabis is re-scheduled to Schedule III under the CSA, medical and adult-use cannabis would remain illegal under U.S. federal law without additional statutory changes, and the negative tax ramifications of U.S. Internal Revenue Code Section 280E may persist.

Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, we may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law. Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, enforcement of federal law regarding cannabis is a significant risk and would greatly harm our business, prospects, revenue, results of operation and financial condition.

Our activities may, and may continue to be, subject to evolving regulation by governmental authorities. We may become directly or indirectly engaged in the medical and adult-use cannabis industry in the U.S. where local and state law permits such activities. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs among states in the U.S. Due to the current regulatory environment in the U.S., new risks may emerge, and management may not be able to predict all such risks.

Activities in the medical and adult-use cannabis industry are illegal under the applicable federal laws of the United States. There can be no assurances that the federal government of the United States will not seek to enforce the applicable laws against us. The consequences of such enforcement would be materially adverse to us and our business, including our reputation, profitability and the market price of our publicly traded shares, and could result in the forfeiture or seizure of all or substantially all of our assets.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. It is further possible that Department of Justice or an aggressive federal prosecutor could allege that our Company, executives, and board of directors, and, potentially, our shareholders, “aided and abetted” violations of federal law by providing finances and services to our Company. Under these circumstances, federal prosecutors could seek to seize our assets, and to recover the “illicit profits” generated by our Company. In these circumstances, the Company’s operations would cease, shareholders may lose their entire investments and directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Additionally, there can be no assurance as to the position the Trump administration or any future administration may take on cannabis, and a new administration could decide to enforce federal laws against state-regulated cannabis companies. Any enforcement of current federal cannabis laws could cause significant financial damage to us and our shareholders.

These results could have a material adverse effect on us, including, but not limited to, our reputation and ability to conduct business, our holding (directly or indirectly) of cannabis licenses in the United States, the marketability of our securities, our financial position, operating results, profitability or liquidity or the trading price of our common stock. In addition, it is difficult to estimate the time or resources that would be needed for the investigation or final resolution of any such matters because: (1) the time and resources that may be needed depend on the nature and extent of any information requested by the authorities involved, and (2) such time or resources could be substantial. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

State regulation of cannabis is uncertain

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, the Company’s business or operations in those states or under those laws would be materially and adversely affected. As they amend or develop legislation and regulations, state and local regulators and legislatures may use the regulatory process to slow the growth of the Company, with the intent of creating increased opportunities for resident farmers and entrepreneurs, which could severely restrict our ability to operate in those jurisdictions. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis-related legislation could adversely affect the Company, our business and our assets or investments. Maintaining compliance with complex and ever-changing regulations and laws, including sometimes unclear regulations and laws, can be a difficult task, and a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws.

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. As a result, a compliance program will be essential to manage regulatory risk. All operating policies and procedures implemented by the Company are expected to be compliance-based and are expected to be derived from the state regulatory structure governing ancillary cannabis businesses and their relationships to state-licensed or permitted cannabis operators, if any. Notwithstanding the Company’s efforts and diligence, regulatory compliance and the process of obtaining and maintaining regulatory approvals could be costly and time-consuming. No assurance can be given that the Company will receive or be able to maintain the requisite licenses, permits or cards to operate.

In addition, local laws and ordinances could restrict the Company’s business activity. Although the Company’s operations are legal under the laws of the states in which the Company’s business operate, local governments have the ability to limit, restrict and ban cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances and similar laws could be adopted or changed and have a material adverse effect on the Company’s business.

Multiple states where medical and/or adult-use cannabis is legal have or are considering special taxes or fees on businesses in the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees.

The implementation of special taxes or fees could have a material adverse effect upon the Company’s business, prospects, revenue, results of operation and financial condition. Certain of the states in which we may operate have enacted strict regulations regarding marketing and sales activities on cannabis products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The cannabis industry is relatively new

The cannabis industry and market are relatively new. In addition to being subject to general business risks, we expect to need to continue to build brand awareness in the industry and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids, remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products and dispensary services.

Accordingly, there is no assurance that the cannabis industry and the market for medicinal and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices

As a relatively new industry, there are not many established operators in the medical and adult-use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock, to the extent that investors may lose their entire investments. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Our ability to grow our medical and adult-use cannabis product offerings and dispensary services may be limited

If we introduce or expand our medical and adult-use cannabis product offerings and dispensary services, we may incur losses or otherwise fail to enter certain markets successfully. Our expansion into new markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on those investments will not be achieved for several years, if at all. In attempting to establish new product offerings or dispensary services, we may incur significant expenses and face various other challenges, such as expanding our work force and management personnel to cover these markets and complying with complicated cannabis regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these product offerings and dispensary services to consumers, and failure to do so would compromise our ability to successfully expand these additional revenue streams. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to obtain or maintain necessary permits and authorizations

We may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate our business in a timely fashion, if at all, or we may only be able to do so at great effort and expense. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on our Company’s ability to operate in the cannabis industry, which could have a material adverse effect on our business, financial condition or results of operations. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We may face limitations on ownership of cannabis licenses

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own. Such limitations on the ownership of additional licenses within certain states may limit the Company’s ability to grow in such states. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We may be adversely affected by the issuance of additional cannabis licenses to third parties

As the number of available licenses increase in the markets in which we operate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We may become subject to FDA or Bureau of Alcohol, Tobacco, Firearms and Explosives regulation

Cannabis remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule III controlled substance, it is possible that the FDA would seek to regulate cannabis under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices, related to the growth, cultivation, harvesting and processing of cannabis. Clinical trials may be needed to verify the efficacy and safety of cannabis. It is also possible that the FDA would require facilities where medical use cannabis is grown to register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact they would have on the cannabis industry is unknown, including the costs, requirements and possible prohibitions that may be enforced. If the Company is unable to comply with the potential regulations or registration requirements prescribed by the FDA, it may have an adverse effect on the Company’s business, prospects, revenue, results of operation and financial condition.

It is also possible that the federal government could seek to regulate cannabis under the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives. The Bureau of Alcohol, Tobacco, Firearms and Explosives may issue rules and regulations related to the use, transporting, sale and advertising of cannabis or cannabis products, including smokeless cannabis products. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

As a cannabis business, we are subject to applicable anti-money laundering laws and regulations and have restricted access to banking and other financial services

Our plans to enter the marijuana industry may adversely affect our banking relationships, our access to banking and other financial services, and our ability to provide collateral and other security for loans.

We are subject to a variety of laws and regulations in the United States that involve money laundering, financial record- keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. Accordingly, pursuant to the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”), outlining the pathways for financial institutions to bank cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. The FinCEN Memorandum refers to the Cole Memorandum’s enforcement priorities.

The Department of Justice continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the Department of Justice’s enforcement priorities could change for any number of reasons. A change in the Department of Justice’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

If our operations, or proceeds thereof, dividend distributions or profits or revenues derived from our operations are found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds from a crime (the sale of a Schedule I drug) under the Bank Secrecy Act’s money laundering provisions. This may restrict our ability to declare or pay dividends or effect other distributions.

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the Department of Justice, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. Our inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

In the United States, the “SAFE Banking Act” which has been passed by the U.S. House of Representatives seven times, most recently on July 14, 2022 as an amendment to the National Defense Authorization Act, would grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying cannabis business follows state law. However, while the U.S. Senate Banking Committee passed the “SAFER Banking Act” on a bipartisan vote of 14-9 in September 2023, that bill has yet to be brought to the U.S. Senate floor and faces an uncertain future in the U.S. House of Representatives. The potential future passage of a bill is further complicated by the change in party control and the current narrow majorities in both chambers of the U.S. Congress. There can be no assurance that a bill will be passed as presently proposed or at all. Our Company does not undertake to provide any future updates to potential investors on potential federal or state legislation affecting cannabis.

Transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape. Legislative changes could help to reduce or eliminate these challenges for companies in the cannabis space and would improve the efficiency of both significant and minor financial transactions. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We lack access to U.S. bankruptcy protections

Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under federal law. In the event of a bankruptcy, it would be very difficult for lenders to recoup their investments in the cannabis industry. If the Company were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material adverse effect on us. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business

Our business and activities may be heavily regulated in all jurisdictions where we conduct business. Our operations are expected to be subject to various laws, regulations and guidelines by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, are expected to grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is expected to be contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the manufacture, production, storage, transportation, sale, import and export, as applicable, of our products. The commercial cannabis industry is still a new industry at the state and local level. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. Any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance. Maintaining compliance with complex and ever-changing regulations, including sometimes unclear regulations and laws, can be a difficult task, and a materially compliant business can be found in violation of one or more laws, rules or regulations while remaining materially or substantially compliant with applicable state cannabis laws. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We expect to face intense competition

We expect to face intense competition from other companies, some of which have longer operating histories and more financial resources and manufacturing, retail and marketing experience than we do. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

Because of the early stage of the industry in which we may operate, we expect to face additional competition from new entrants, participants in the illicit market that face significantly lower costs to operate, and psychoactive hemp-derived products manufacturers. If the number of consumers of cannabis in the states in which we operate our business increases, the demand for products and qualified talent will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we expect to require a high level of investment in research and development, marketing, operations, accounting, sales, talent retention and client support. We may not have sufficient resources to maintain research and development, marketing, operations, accounting, sales, talent retention, and client support efforts on a competitive basis, which could materially and adversely affect our business, financial condition and results of operations. Additionally, as the number of available licenses increase in the markets in which we operate, additional competition and increased product availability may result in competitors undercutting our prices. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share, which could materially reduce our revenues. A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital, if needed. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We expect to face competition from the illicit market as well as the psychoactive hemp-derived products industry

We expect to face competition from the illicit market as well as the psychoactive hemp-derived products industry. The competition presented by illicit cannabis businesses, and the inability or unwillingness of law enforcement authorities to enforce existing laws prohibiting the unlicensed or otherwise illegal cultivation and sale of cannabis, could result in the perpetuation of the illegal market for cannabis and/or have a material adverse effect on the perception of cannabis use.

Psychoactive hemp-based products, which were legalized under the Farm Bill, are generally not subject to the intensive and costly state-level regulatory regimes that medical and adult-use cannabis are subject to. These products generally are not produced in adherence with the same laws, regulations, rules, tax regimes and other restrictions that are applicable to the sale and manufacture of cannabis; as a result, hemp product manufacturers have advantages over licensed cannabis manufacturers and sellers. In addition, although not subject to the same quality and health and safety regulations applicable to medical and adult-use cannabis businesses, if Farm Bill-compliant hemp products cause harm to their users, that could result in a material adverse effect on the perception of cannabis use and its legality.

The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may face difficulties in enforcing our contracts

Because our contracts may involve cannabis and other activities that are not legal under federal law and in some state jurisdictions, we may face difficulties in enforcing our contracts in federal courts and certain state courts. We cannot be assured that we will have a remedy for breach of contract, which could have a material adverse effect on us. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We have limited trademark protection

We may not able to register any federal trademarks for our cannabis products. Because producing, manufacturing, processing, possessing, distributing, selling and using cannabis is a crime under the CSA, the Patent and Trademark Office will not permit the registration of any trademark that identifies cannabis products. As a result, we likely will be unable to protect our cannabis product trademarks beyond the geographic areas in which we conduct business. The use of our trademarks outside the states in which we operate by one or more other persons could have a material adverse effect on the value of such trademarks. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We may be subject to constraints on marketing our products

Certain states in which we may operate have enacted strict regulations regarding marketing and sales activities on cannabis products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that can hinder the development of the Company’s business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We face risks related to the results of future clinical research

Research regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids. Although we believe that various articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Further, the federal illegality of cannabis and associated limits on our ability to properly fund and conduct research on cannabis and the lack of formal FDA oversight of cannabis, there is limited information about the long-term safety and efficacy of cannabis in it various forms, when combusted or combined with various cannabis and/or non-cannabis derived ingredients and materials or when ingested, inhaled or topically applied. Future research or oversight may reveal negative health and safety effects, which may significantly impact our reputation, operations and financial performance.

Given these risks, uncertainties and assumptions, prospective purchasers of our common stock should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Annual Report on Form 10-K or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for our products, with the potential to have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business, financial condition, and results of operations

If cannabis is re-classified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible; however, if cannabis is re-categorized as a Schedule II or lower controlled substance, the resulting re-classification would result in the need for approval by the FDA, if medical claims are made about our medical cannabis products. As a result of such a re-classification, the manufacture, importation, exportation, domestic distribution, storage, sale and use of such products could become subject to a significant degree of regulation by the DEA. In that case, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Cannabis businesses are subject to unfavorable U.S. tax treatment and may incur significant tax liability

Under U.S. Internal Revenue Code Section 280E, we will not be allowed to take any deductions or credits for any amounts paid or incurred during the taxable year in carrying on business if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act). The IRS has applied this provision to cannabis operations, prohibiting them from deducting certain expenses associated with cannabis businesses. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations. Accordingly, Section 280E has a significant impact on the operations and financial results of cannabis companies and an otherwise profitable business may operate at a loss, after taking into account its U.S. income tax expenses. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We may be at a higher risk of IRS audit

We believe there is a greater likelihood that the IRS will audit the tax returns of cannabis-related businesses. Any such audit of our tax returns could result in us being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material. Moreover, an audit will divert our management’s attention and resources away from our business. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

As a cannabis businesses, we may be subject to civil asset forfeiture

Any property owned by participants in the cannabis industry used in the course of conducting such business, or that is the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture because of the illegality of the cannabis industry under federal law. Even if the owner of the property is never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We are subject to proceeds of crime statutes

We are subject to a variety of laws that concern money laundering, financial recordkeeping and proceeds of crime. These include: the Bank Secrecy Act, as amended by Title III of the USA Patriot Act, the Proceeds of Crime (Money Laundering), and regulations or guidelines, issued, administered or enforced by governmental authorities in the United States.

In the event that any of our business agreements, or any proceeds thereof, in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above, or any other applicable legislation. This could have a material adverse effect on us, among other things, and could restrict or otherwise jeopardize our ability to declare or pay dividends, or effect other distributions. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult-use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition

We may compete for the acquisition of properties suitable for the cultivation, production and sale of medical and adult-use cannabis with entities engaged in agriculture and real estate investment activities, including corporate agriculture companies, cultivators, producers and sellers of cannabis. In addition, in certain markets the local governments have authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities. All of these factors may prevent us from acquiring and leasing desirable properties, may cause an increase in the price we must pay for properties or may result in us having to lease our properties on less favorable terms than we expect.

Our competitors may adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, the number of entities and the amount of funds competing for suitable investment properties may increase, resulting in increased demand and increased prices paid for these properties. If we pay higher prices for properties or enter into leases for such properties on less favorable terms than we expect, our profitability and ability to generate cash flow and make distributions to our stockholders may decrease. Increased competition for properties may also preclude us from acquiring those properties that would generate attractive returns to us. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may face risks due to industry immaturity or limited comparable, competitive or established industry best practices

As a relatively new industry, there are not many established operators in the medical and adult-use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the extent that investors may lose their entire investment. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Our business may be subject to the risks inherent in agricultural operations

The Company’s business may involve the growing of cannabis, an agricultural product. The Company’s business may be subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Even if the Company’s cultivation is substantially completed indoors under climate control, some cultivation may be completed outdoors, and there can be no assurance that natural elements will not have a material adverse effect on any future production. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We may be adversely impacted by rising or volatile energy costs and availability

The Company’s cannabis growing operations may require energy supply, which makes it vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect the business of the Company and our ability to operate profitably. Further, from time to time in some markets in which we operate, our demand for energy may exceed the available supply. We may have to rely on alternative power sources such as generators to power our cultivation and processing facilities. A more prolonged disruption in our ability to maintain sufficient power to operate our facilities could result in a significant disruption of our operations, damage to our agricultural products or equipment, and result in a material adverse effect to our business. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may encounter unknown environmental risks

There can be no assurance that the Company will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our businesses, which may delay the development of our businesses. Climate change or significant weather events may accelerate or exacerbate environmental conditions in ways that adversely affect the business due to potential negative effects on agricultural conditions, increased difficulty in construction projects to support our operations, and ownership or leasing of real property generally. Upon encountering a hazardous condition, work at the facilities of the Company may be suspended. If the Company receives notice of a hazardous condition, it may be required to correct the condition prior to continuing construction. If additional hazardous conditions were present, it would likely delay construction and may require significant expenditure of the Company’s resources to correct the conditions. Such conditions could have a material impact on the investment returns of the Company.

In addition, the operations of the Company may be subject to environmental regulation in the various jurisdictions in which we operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the operations of the Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may have increased labor costs based on union activity

Labor unions are working to organize workforces in the cannabis industry in general, and regulators are increasingly requiring licensed cannabis companies to enter into labor peace agreements with unions as a condition of receiving a license. It is possible that our workforce will elect to be represented by a labor organization for purposes of collective bargaining, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations will remain or whether we can meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may be required to disclose personal information of our investors, officers, directors and employees to regulators and failure to do so could endanger our ability to expand, endanger our licenses, or cause the Company to incur costs to redeem securities held by uncooperative shareholders

Ownership in and applications for cannabis licenses can entail lengthy disclosures of personal information to the relevant regulatory authorities. The obligation often extends to all persons holding an ownership interest in the license, whether direct, indirect, present, or future, and often includes those with a mere nominal interest. Analogous disclosures are often required from persons with managerial authority or control over the licenses, as well, including officers, directors, and managers. Disclosures can include providing personal information needed to satisfy extensive criminal history reports and investigations (e.g., fingerprints, address and employment history), tax returns, social security numbers, a history of personal addresses, employment agreements, and other personal information. While some states allow exceptions for individuals with ownership in publicly traded companies like the Company, not all states provide such exceptions. If these requirements were applied to all persons with ownership in the Company, all such persons would be required to comply or the Company would risk losing the opportunity to apply for or renew the license(s), or similarly face the possibility that the license may be revoked. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

There may be monthly, quarterly or annual charitable donation requirements tied to our receipt or maintaining of cannabis licenses; these charitable donation requirements may be costly, time-consuming and challenging (or impossible) to properly manage, value, or accrue for in our financial statements

In order to obtain or maintain a cannabis license that is issued to us, we may be required by a licensing body to make monthly, quarterly or annual charitable donations to individuals or entities. These charitable donations may be in the form of cash, goods, or services, and may be costly, both in terms of money and time. It may be challenging (or impossible) to properly manage, value, or accrue for our charitable obligations in our financial statements, or to properly disclose the status of our charitable obligations.

Any failure to comply with our charitable obligations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We could be subject to criminal prosecution or civil liabilities under RICO

The Racketeer Influenced Corrupt Organizations Act (“RICO”) criminalizes the use of any profits from certain defined “racketeering” activities in interstate commerce. While intended to provide an additional cause of action against organized crime, due to the fact that cannabis is illegal under U.S. federal law, the production and sale of cannabis qualifies cannabis-related businesses as “racketeering” as defined by RICO. As such, all officers, directors and shareholders in a cannabis-related business could be subject to criminal prosecution under RICO, which carries substantial criminal penalties.

RICO can create civil liability as well: persons harmed in their business or property by actions which would constitute racketeering under RICO often have a civil cause of action against such “racketeers,” and can claim triple their amount of estimated damages in attendant court proceedings. The Company, as well as its officers, directors and shareholders could all be subject to civil claims under RICO. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We could be subject to litigation regarding the potency of our marijuana products

Cannabis testing labs frequently employ different testing machines, protocols and methodologies, and in addition, testing machines, protocols and methodologies are constantly evolving. Consequently, cannabis testing labs sometimes disagree on the potency and other characteristics of tested marijuana product samples, such as in regard to delta-9-THC potency, and the presence of molds, pesticides, heavy metals, and other contaminants. As a result, even though our Company plans to use independent third party cannabis testing labs, our products may be subject to litigation questioning the accuracy of our certificates of analysis and/or our product labeling. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Publicly traded marijuana companies are generally unprofitable and have lost hundreds of millions, if not billions, of dollars of investor money

Since publicly traded marijuana companies emerged during the past decade, most of those companies have been unprofitable and have lost hundreds of millions, if not billions, of dollars of investor money. No assurance or guarantee whatsoever can be given that our marijuana business will be profitable, and our investment in the marijuana industry may result in our stockholders losing a significant portion or all of the value of their investments in our Company. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

Federal legalization of marijuana could have significant negative impacts

We believe it is possible that federal legalization of marijuana could have significant negative impacts on our marijuana business. If marijuana is federally legalized in the U.S., then, for examples: (1) it may be impossible to prevent the importation of massive quantities of marijuana from Latin American countries such as Columbia, Jamaica, Paraguay, Mexico, or others, which could materially adversely impact the sales and profitability of our marijuana business; and (2) huge consumer products companies with substantially more resources than our Company, such as companies in the tobacco, alcohol and food products industries, may enter the marijuana industry. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

RISK FACTORS RELATING TO THE BEVERAGE ALCOHOL BUSINESS

Changes in consumer preferences or public attitudes about alcohol may decrease demand for our beverage alcohol products

According to various news media reports, drinking alcohol is becoming less popular in the U.S., partly due to health concerns, and partly due to the rising popularity of marijuana, hemp-derived products, psychedelics, and so-called "mocktails". If general consumer trends lead to a decrease in the demand for Bendistillery’s and Bend Spirits’ products or liquor in general, our sales and results of operations in the beverage alcohol segment may be adversely affected. There is no assurance that the liquor segment will be able to maintain its current sales levels or experience growth in future periods. Further, the alcoholic beverage industry is subject to public concern and political attention over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beverage alcohol products. Any such developments may have an adverse impact on the financial condition, operating results and cash flows for Bendistillery and Bend Spirits. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Alcohol related laws, regulatory measures, or governmental policies could cause Bendistillery and Bend Spirits to incur material additional costs or liabilities

We purchased 4.99% of hemp-infused beverage maker Ablis, and of craft distillers Bendistillery and Bend Spirits. Two of those companies produce and sell alcohol. Federal, state, local, and foreign authorities regulate how companies produce, store, transport, distribute, and sell products containing alcohol and distilled spirits. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part. In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in any non-U.S. jurisdictions where craft distillers Bendistillery and Bend Spirits sell their products. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States. Laws of each nation define distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state are required in connection with the lawful selling of liquor. As 4.99% owner of craft distillers Bendistillery and Bend Spirits, we are impacted by the regulatory risks relating to the production and sale of alcohol which is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others.

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

Developments affecting production at Bendistillery’s and Bend Spirits’ distilleries may negatively impact Bendistillery’s and Bend Spirits’ financial results

Adverse changes or developments affecting Bendistillery’s and Bend Spirits’ distilleries in Bend, Oregon, including, but not limited to, management turnover, fire, power failure, natural disaster, public health crisis, or a material failure of security infrastructure, may reduce or require Bendistillery and Bend Spirits to entirely suspend operations. Additionally, due to many factors, including seasonality and production schedules of Bendistillery’s and Bend Spirits’ various products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If Bendistillery and Bend Spirits experience contraction in their sales and distilling volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of Bendistillery and Bend Spirits. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

During the year ended December 31, 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

See “Item 1A. Risk Factors” for more information regarding the Company’s cybersecurity-related risks.

ITEM 2. PROPERTIES

LFTD Partners’ CEO GJacobs and its President and CFO WJacobs live in Florida, and LFTD Partners’ COO NWarrender lives part time in Wisconsin and part time in Florida. The Company currently does not have a dedicated corporate office for LFTD Partners other than in the home office spaces provided by the Company’s CEO and President and CFO in Florida. The future location of LFTD Partners’ corporate office will depend upon a number of factors, including where our CEO is living at the time.

Summary of Real Property Owned or Leased by LFTD and Lifted:

Address: 5511 95th Avenue, Kenosha, WI, 53144

Purchase Date: December 14, 2023

Purchase Price: $1,375,000

Square Footage: 11,238 sq. ft.

Use: Office space, manufacturing, storage

Address: 8910 58th Place Suites 100, 600 and 700, Kenosha WI 53144

Lease Began: 2021

Square Footage: 31,000 sq. ft.

Use: Shipping & Receiving, Packaging, Offices

Address: 5732 95th Ave, Suites 100, 200 and 300, Kenosha, WI 53144

Lease Began: 2022

Square Footage: 7,325 sq. ft.

Use: Gummy Manufacturing

Address: 789 Tech Center Drive, Unit C, Durango, Colorado 81301

Lease Began: 2024

Square Footage: 2,205 sq. ft.

Use: Joint and other flower product production

Refer to NOTE 10 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS for descriptions of the leased and real property owned by Lifted. From time to time, the Company maintains inventory at third party facilities around the United States.

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

Closing Sales Prices (1)
	High	Low

Year Ended December 31, 2024
4th Quarter	$0.79	$0.32
3rd Quarter	$1.10	$0.30
2nd Quarter	$1.95	$0.56
1st Quarter	$2.90	$1.80

Year Ended December 31, 2023
4th Quarter	$3.00	$1.30
3rd Quarter	$2.49	$1.20
2nd Quarter	$3.00	$1.91
1st Quarter	$4.95	$1.60

(1) The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of January 29, 2025, a total of 14,822,678 shares of LFTD Partners’ common stock were outstanding and there were approximately 755 holders of record of LFTD Partners’ common stock.

Issuance of Deferred Contingent Stock

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the  Deferred Contingent Stock has begun to be issued to the Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned  Deferred Contingent Stock. As of December 31, 2024, 503,000 shares of Deferred Contingent Stock have been issued to Deferred Contingent Stock Recipients, and there were 142,000 shares of Deferred Contingent Stock that are issuable at the direction of the Deferred Contingent Stock Recipients

Recent Sales of Unregistered Securities

We have not sold any unregistered securities except those already reported in prior quarterly reports.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Annual Report on Form 10-K, references to the “Company,” “LFTD Partners,” “LIFD,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

The following Management’s Discussion and Analysis (“MD&A”) section includes a discussion of our results of operations, liquidity and financial condition and certain factors that may affect our future results. This MD&A should be read in conjunction with the Company’s risk factors, consolidated financial statements and related, accompanying notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following MD&A contains forward-looking statements and forward-looking information, as defined under applicable United States securities laws, that reflect our plans, estimates and beliefs. MD&A of our financial condition and results of operations is provided as a supplement to the accompanying financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

PART I

Cautionary Note Regarding Forward-Looking Statements

SUMMARY OF RISK FACTORS

Overview

Reference is hereby made to the description of the business of LFTD Partners Inc. in the following section, which is hereby incorporated by reference thereto:

ITEM 1. BUSINESS

Description of the Business of LFTD Partners Inc.

Lifted

Ablis, Bendistillery and Bend Spirits

Bank Financing and Purchase of Headquarters Building

Purchase of the 5511 Building

$3,000,000 Working Capital Loan

$910,000 Loan

Manufacturing, Sales and Marketing Agreements

Cali Sweets Agreement

Manufacturing, Sales and Marketing Agreement With Diamond Supply Co.

Jeeter Agreement

Mirsky Agreement

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management

Corp.

Extrax NM Agreement

Manufacturing, Sales and Marketing Agreement With Subsidiary of a Large, Publicly Traded

US Marijuana Company

Capital Raise

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

The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2024 of $3,967,708. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended
	December 31,
	2024	2023	2022
Net Cash Provided by/(Used in) Operating Activities	$(960,067)	$638,925	$3,037,426
Net Cash Used in Investing Activities	(479,574)	(2,516,955)	(916,119)
Net Cash Used In Financing Activities	(770,951)	3,704,945	(193,416)

Cash Flows From Operating Activities

Net cash used in operating activities was $960,067 for the year ended December 31, 2024. During the year ended December 31, 2024, net cash used in operating activities primarily resulted from a net loss of $1,857,429, which includes net, non-cash expenses of $3,861,942, offset by cash used for working capital, primarily inventory, and paydowns of accounts payable and accrued liabilities. Non-cash expenses are primarily related to spoiled and written off inventory of $1,550,599, bad debt expense of $1,469,078, and the loss on the Jeeter collaboration of $1,349,467.

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

Net cash provided by operating activities was $3,037,426 for the year ended December 31, 2022. Net cash provided by operating activities in 2022 was generated from net income of $7,196,327, which includes non-cash charges for inventory write-downs of $4,418,922 and sales allowances of $939,496, offset by cash used for working capital, primarily inventory, payment of the company-wide Bonus Pool for 2021 (the “Modified 2021 Bonus Pool Amount”), payment of management bonuses, deferred revenue, and income taxes.

Cash Flows From Investing Activities

Net cash used in investing activities was $479,574 during the year ended December 31, 2024. In 2024, Lifted spent $313,763 on purchases of fixed assets and $200,000 for the cash portion of the second installment of merger consideration pursuant to the Oculus Merger Agreement.

Net cash used in investing activities was $2,516,955 during the year ended December 31, 2023, of which $1,385,225 was reported used for the purchase of Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin, and of which $789,662 related to net purchases of fixed assets. In 2023, Lifted spent $342,068 to purchase net assets from Oculus CRS, LLC.

In comparison, net cash used in investing activities was $916,119 during the year ended December 31, 2022. Net cash used in investing activities in 2022 related to net purchases of fixed assets.

Cash Flows From Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was $770,951, which is primarily driven by payments on the Surety Bank loans of $517,213 and purchases of shares of the Company’s common stock of $240,240. During the year ended December 31, 2024, net cash decreased by $2,210,592, and we had $2,146,947 of unrestricted cash and $1,000,000 of restricted cash at December 31, 2024.

During the year ended December 31, 2023, net cash provided by financing activities was $3,704,945, primarily driven by the proceeds from the Surety Bank loans of $3,910,000, offset by the payment of debt financing costs of $115,697, and payments of dividends to the Company’s Series A and Series B Convertible Preferred stockholders totaling $20,961. During the year ended December 31, 2023, net cash increased by $1,826,916, and we had $4,357,539 of unrestricted cash and $1,000,000 of restricted cash at December 31, 2023.

During the year ended December 31, 2022, net cash used in financing activities was $193,416. On December 30, 2021, the Company repaid all principal and interest due under the $3.75M Note. NWarrender kept $1,000,000 of the repayment of the $3.75M Note, plus accrued interest, and on January 3, 2022, reloaned $2,750,000 to LIFD and Lifted at the rate of 2.5% (the “$2.75M Note”). The $2.75M Note payable jointly by the Company and Lifted to NWarrender was secured by a perfected first lien security interest that encumbers all of the assets of the Company and Lifted. The Company was obligated to pay off the principal of the $2.75M Note in five semi-annual payments to NWarrender of $458,333 and a sixth and final semi-annual payment to NWarrender of $458,335, in each case plus accrued interest, starting on June 30, 2022.

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

Also impacting the net cash used in financing activities during the year ended December 31, 2022 was the repurchase of $150,000 of Company common stock, repayment of the finance lease liability of $70,267, and payments of dividends to the Company’s Series A and Series B Convertible Preferred stockholders totaling $23,149, offset by proceeds of $50,000 from the exercise of warrants and options. During the year ended December 31, 2022, net cash increased by $1,927,892, and we had $3,530,623 of unrestricted cash and no restricted cash at December 31, 2022.

Comparison of the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Current Assets	$16,928,005	$21,668,980
Current Liabilities	6,084,011	8,686,744
Working Capital	10,843,994	12,982,236

As of December 31, 2024, we had cash and restricted cash of $3,146,947; in comparison, as of December 31, 2023, we had cash and restricted cash of $5,357,539.

As of December 31, 2024, we reported prepaid expenses of $1,598,654, primarily consisting of prepaid inventory of $1,470,957. In comparison, as of December 31, 2023, we reported prepaid expenses of $2,509,961 primarily consisting of prepaid inventory of $2,317,799.

Accounts receivable of $2,358,823, net of $853,329 allowance for doubtful accounts, were outstanding as of December 31, 2024. In comparison, accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were outstanding as of December 31, 2023.

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $304,018 and $635,098 were reported as of December 31, 2024 and December 31, 2023, respectively. A primary impetus for the need of a sales allowance and a reduction in accounts receivable as of December 31, 2024 and December 31, 2023 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

As of December 31, 2024, we had inventory of $9,316,291; in comparison, as of December 31, 2023, we had inventory of $10,174,667. Total current assets as of December 31, 2024 of $16,928,005 were adequate for us to fund current operations.

As of December 31, 2024 and December 31, 2023, our other assets primarily included goodwill of $23,092,794, which was comprised of $22,292,767 of goodwill from the acquisition of Lifted on February 24, 2020, and $800,027 of goodwill from Lifted’s purchase of nearly all of the assets of Oculus CRS, LLC, and Lifted’s merger with Oculus CHS Management Corp. in April 2023.

Also, as of both December 31, 2024 and December 31, 2023, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. Net fixed assets as of December 31, 2024 and December 31, 2023 were $2,704,615 and $2,996,387, respectively.

In addition, as of both December 31, 2024 and December 31, 2023, our other assets also included restricted cash of $1,000,000. We are required by our Business Loan Agreement with Surety Bank to maintain a minimum depository balance of $1,000,000 with Surety Bank for the duration of our Business Loan. The Business Loan matures on December 14, 2028.

As of December 31, 2024, current liabilities of $6,084,011 primarily consisted of accounts payable and accrued expenses of $4,563,464, the current portion of the notes payable to Surety Bank of $559,418, and deferred revenue of $674,676.

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

The Company had an accumulated deficit of $3,967,708 and $2,096,780 as of December 31, 2024 and December 31, 2023, respectively.

Comparison of Operations During the Years Ended December 31, 2024, 2023, and 2022

During the year ended December 31, 2024, the Company recognized net sales of $37,325,228. During the year ended December 31, 2023, the Company recognized net sales of $51,610,562. During the year ended December 31, 2022, the Company recognized net sales of $57,416,535. Reasons for the decrease in net sales from 2023 to 2024 include, but are not limited to: prohibition of, or tighter regulation of, intoxicating hemp-derived products has been adopted or proposed in many states that are significant markets for Lifted, such as in Illinois and California; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers more than what Lifted is willing to pay, for valuable shelf space.

Lifted has launched several initiatives in order to attempt to increase net sales, including: the launch of hemp-free brands Rebel Energy Gummy and Mielos (wellness gummies); increasing spending on SEO; online advertising and marketing; and sending sales teams to certain cities to attempt to increase direct-to-retailer sales. In 2024, the Company had also hired Zuanic & Associates to initiate coverage of the Company’s common stock; however, any opinions, estimates, valuation projections or forecasts regarding the Company’s performance made by analysts, including Zuanic & Associates, are theirs alone and do not represent opinions, forecasts or predictions of the Company or its management. The Company does not by its reference or distribution imply its endorsement of or concurrence with analyst information, conclusions or recommendations.

Write-offs of Inventory

Lifted's industry, and customer preferences, are constantly and quickly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. This exposes Lifted to the risk that it will need to write off obsolete raw goods and slow-moving finished goods, causing an increase in cost of goods sold.

During the year ended December 31, 2024, $1,550,599 of obsolete and spoiled inventory was written off. During the fourth quarter of 2024, $170,618 of obsolete and spoiled inventory was written off, consisting of $61,532 of finished goods, and $109,085 worth of raw goods. The most significant write offs during the year ended December 31, 2024 occurred during the second quarter of 2024. During the second quarter of 2024, $651,190 of inventory, primarily comprised of packaging that cost $434,402, was written off.

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

In comparison, during the year ended December 31, 2022, $4,418,922 of obsolete and spoiled inventory was written off.

Of the $4,418,922 of obsolete and spoiled inventory that was written off during the year ended December 31, 2022, $2,313,902 of it related to certain 2 mL disposable vapes written off during the third quarter of 2022 due to clogging issues (the “Clogged Vapes”). Management believes that the clogging was caused by the summer heat wave (the third hottest summer on record in the USA at the time). The heat caused the oil in the Clogged Vapes to lose viscosity, so more oil solidified in the coils as they were brought to room temperature. Because these Clogged Vapes did not have preheat or variable voltage settings, the oil could not be unclogged from the coils. Management discontinued the sale of the Clogged Vapes during the third quarter. Lifted’s 2 mL disposable vapes have been superseded by 3 mL disposable vapes that do have preheat and variable voltage settings, so management expects that this write off of Clogged Vapes should be a one-time occurrence.

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

Based on another analysis of credits applied to vape device manufacturer bills through September 30, 2024, Lifted recognized credit amortization of $53,140 for the third quarter of 2024, and Lifted’s revised credit balance as of September 30, 2024 was $50,707; this credit balance was amortized completely by December 31, 2024.

Segment Disclosures

Reference is hereby made to the disclosures above in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Segment Disclosures

Deferred Contingent Stock

No stock compensation expense was recognized during the year ended December 31, 2024. During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the year ended December 31, 2023, was $1,666,155 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the year ended December 31, 2023 from $3,825,162 to $2,159,007. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.23, respectively, for the year ended December 31, 2023. As of December 31, 2024, 503,000 shares of Deferred Contingent Stock have been issued to the Deferred Contingent Stock Recipients and there were 142,000 shares of Deferred Contingent Stock that are issuable at the direction of the Deferred Contingent Stock Recipients. No stock compensation expense was recognized during the year ended December 31, 2022.

Payroll Expenses

During the year ended December 31, 2024, the Company reported payroll expenses of $5,840,846. Payroll expenses include sales commissions paid to independent contractors. Lifted’s former Chief Strategy Officer (the “CSO”), who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941, and was paid in May 2024. For the year ended December 31, 2024, the bonus earned by the CSO was $191,273.

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

Company-Wide Management Bonus Pool

During the year ended December 31, 2024, there was no reported Company-Wide Management Bonus Pool expense. During the year ended December 31, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from future company-wide management bonus pools on a dollar-for-dollar basis.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily consist of trade show expenses, advertising, digital marketing, promotional products and other marketing expenses. During the year ended December 31, 2024, the Company incurred $1,155,067 of advertising and marketing expenses. In comparison, during the years ended December 31, 2023, and 2022, the Company reported advertising and marketing expenses of $951,266 and $662,494, respectively.

Bad Debt Expense

Bad debt expense of $1,469,078 was recognized during the year ended December 31, 2024, compared to bad debt expense of $353,162 and $78,457 during the years ended December 31, 2023 and 2022, respectively.

As described in ITEM 1A. RISK FACTORS, the delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described in the Accounts Receivable section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share.

Collaboration Commission and Royalty Expense

For the year ended December 31, 2024, the Company reported collaboration commission and royalty expense of $692,971. For the year ended December 31, 2023, the Company reported collaboration commission and royalty expense of $1,733,800. No collaboration commission and royalty expense was recognized in 2022.

Other Operating Expenses

Other operating expenses increased to $2,607,704 during the year ended December 31, 2024, up from $2,541,263 during the year ended December 31, 2023, and up from $1,884,209 during the year ended December 31, 2022. Other operating expenses include, for example, insurance expense, rent expense, repairs and maintenance, state license and filing fees, excise and sales tax expense, health and dental expenses, warehouse and lab expenses below the Company’s capitalization threshold, and other expenses. The premiums of certain insurance policies that the Company has had in place have typically been based on the Company’s revenue; as such, these policies are costly for the Company.

Other Income or Expenses

During the year ended December 31, 2024, net non-operating Other Expenses of $1,608,390 primarily consisted of the $1,349,467 loss related to the termination of the Jeeter collaboration. In comparison, during the year ended December 31, 2023, net non-operating other income of $346,883 consisted primarily of settlement income of $506,211, offset by interest expense of $110,517, and debt financing expenses of $60,548. During the year ended December 31, 2022, net non-operating other income of $181,255 in 2022 consisted primarily of settlement income of $478,617, offset by interest expense of $120,197 and loss on the disposal of fixed assets of $185,195.

Net Income or Loss

During the year ended December 31, 2024, the Company reported a net loss of $1,857,429. During the year ended December 31, 2023, the Company reported net income of $2,159,007. In comparison, the Company reported net income of $7,196,327 during the year ended December 31, 2022.

The Business Loan requires that Borrower shall maintain a minimum 1.50x DSCR based on Borrower's annual corporate tax return. The DSCR shall be tested annually, beginning with the 2023 return. The DSCR shall be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. Borrower met the DSCR requirement contained in the Business Loan for the year ended December 31, 2023. Surety Bank has agreed to waive any claim of default based on Borrower’s 2024 DSCR.

Off-Balance Sheet Arrangements

As of reported period end, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.

Comparison of Operations for the Quarters Ended December 31, 2024 and September 30, 2024

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2024	For the Three Months Ended September 30, 2024
Net Sales	$8,479,605	$8,691,675
Cost of Goods Sold	6,420,952	4,933,780
Gross Profit	2,058,653	3,757,895
Operating Expenses:
Payroll Expenses	1,408,312	1,360,035
Professional Fees	195,378	156,357
Bank Charges and Merchant Fees	134,414	130,831
Advertising and Marketing	317,605	470,676
Bad Debt (Income)/Expense	(835,820)	864,345
Depreciation and Amortization	62,265	58,124
Collab Commission and Royalty Expense	103,100	180,571
Other Operating Expenses	601,081	677,659
Total Operating Expenses	1,986,335	3,898,598
Income/(Loss) From Operations	72,318	(140,703)
Other Income/(Expenses)
Interest Expense	(85,279)	(88,293)
Debt Financing Expenses	(2,803)	(2,803)
Dividend Income	1,193	-
Penalties	(4,935)	(139)
Settlement Costs	(2,000)	-
Loss on Disposal of Fixed Assets	(2,423)	3,641
Interest Income	27,853	39,213
Total Other Income/(Expenses)	(68,394)	(48,381)
Income/(Loss) Before Provision for Income Taxes	3,924	(189,084)
Provision for Income Taxes	(2,738)	(5,315)
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$1,186	$(194,399)

Earnings/(Loss) Per Common Share Attributable to LFTD Partners Inc. common shareholders:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic	14,822,678	14,822,678
Diluted	14,964,678	14,822,678

Comparison of Operations for the Quarters Ended December 31, 2024 and December 31, 2023

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
Net Sales	$8,479,605	$13,519,947
Cost of Goods Sold	6,420,952	9,522,468
Gross Profit	2,058,653	3,997,479
Operating Expenses:
Payroll Expenses	1,408,312	2,113,322
Professional Fees	195,378	217,993
Bank Charges and Merchant Fees	134,414	169,324
Advertising and Marketing	317,605	288,085
Bad Debt (Income)/Expense	(835,820)	214,597
Depreciation and Amortization	62,265	51,368
Collab Commission and Royalty Expense	103,100	887,086
Other Operating Expenses	601,081	572,844
Total Operating Expenses	1,986,335	4,514,619
Income/(Loss) From Operations	72,318	(517,140)
Other Income/(Expenses)
Interest Expense	(85,279)	(37,980)
Debt Financing Expenses	(2,803)	(548)
Dividend Income	1,193	1,193
Penalties	(4,935)	(24,885)
Settlement Income	-	506,211
Settlement Costs	(2,000)	-
Loss on Disposal of Fixed Assets	(2,423)	-
Interest Income	27,853	16,933
Total Other Income/(Expenses)	(68,394)	460,924
Income/(Loss) Before Provision for Income Taxes	3,924	(56,216)
Provision for Income Taxes	(2,738)	79,856
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$1,186	$23,640

Earnings/(Loss) Per Common Share Attributable to LFTD Partners Inc. common shareholders:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding
Basic	14,822,678	14,805,678
Diluted	14,964,678	16,689,876

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are discussed in NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements accompanying this Annual Report on Form 10-K.

Tax Provision

Please refer to NOTE 13 – INCOME TAXES for more information about the Company’s tax provision.

Other Matters

We may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business in addition to the matters discussed in NOTE 11 – LEGAL PROCEEDINGS. We intend to vigorously pursue and defend such litigation. Although the outcome of these other matters is currently not determinable, our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our Company’s financial position, results of operations, or cash flows.

Impact of Pandemics and Inflation

The COVID-19 pandemic resulted in significant economic disruption to global travel and supply chains, and adversely impacted global commercial activity. Considerable uncertainty still surrounds COVID-19, the evolution and future impact of its variants and the emerging bird flu, their potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses, and other efforts to curb the spread of COVID-19 and its variants have significantly disrupted business activity globally and there is uncertainty as to if and when these disruptions will fully subside or re-emerge.

Although our total revenues for the years ended December 31, 2024, 2023 and 2022 were not materially impacted by COVID-19, it is possible that our revenues may be negatively impacted in future periods by COVID-19 and its variants, or by other potential pandemics such as the emerging bird flu. The uncertainty related to pandemics may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

Effects of the COVID-19 pandemic or other potential pandemics such as the emerging bird flu that may negatively impact our business in future periods include, but are not limited to: inflation; higher interest rates; disruption of the banking system; disruptions of Lifted’s workforce; limitations on the ability of our customers to conduct their business, purchase our products, and make timely payments; curtailed consumer spending; deferred purchasing decisions; supply chain problems and delays, and changes in demand from retail customers. We will continue to actively monitor the nature and extent of the impact to our business, operating results, and financial condition caused by pandemics and inflation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2024.

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

During December 2024, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2024 was not effective. Management identified the following material weaknesses as of December 31, 2024:

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 28, 2025:

Name	Age	Position
Gerard M. Jacobs, J.D.	69	Chairman of the Board, Chief Executive Officer and Secretary
Nicholas S. Warrender	35	Vice Chairman of the Board and Chief Operating Officer
Vincent J. Mesolella	75	Lead Outside Director
Joshua A. Bloom, MD	69	Director
Sharial Howard	43	Director
James S. Jacobs, MD	71	Director
William C. “Jake” Jacobs, CPA	36	Director, President, Chief Financial Officer and Treasurer
Richard E. Morrissy	70	Director
Kevin J. Rocio	61	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified.

Gerard M. Jacobs, J.D., age 69, is Chairman of our Board of Directors, Chief Executive Officer and Secretary of the Company. Mr. Jacobs has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its Chief Executive Officer and member of its board of directors until 2006. Under Mr. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, a NASDAQ company, and served as its Chief Executive Officer and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. Mr. Jacobs has also served as the lead outside director for America’s Car-Mart, Inc. (NASDAQ: CRMT) and Patient Home Monitoring Corp. (Toronto: PHM). Mr. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Mr. Jacobs’ brother, James S. Jacobs, M.D., is also a member of our board of directors. Mr. Jacobs’ son, William C. Jacobs, is also a member of our board of directors, and is also our President and Chief Financial Officer and Treasurer. We believe that Mr. Jacobs’ experience serving as the Chief Executive Officer of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Company.

Nicholas S. Warrender, age 35, is Vice Chairman of our Board of Directors and Chief Operating Officer of the Company. Nicholas S. Warrender founded Lifted in 2015 and has served as CEO since. Nicholas S. Warrender is an expert in brand design and development and has a degree in Communications with a focus on Business and Cinematography from Carthage College. Previously, Nicholas S. Warrender was a recruited high school basketball player and successful rapper, performing music shows at prestigious clubs, such as the Viper Room. Nicholas S. Warrender’s mother, Laurie Warrender, is also an employee of Lifted. We believe that Mr. Warrender’s experience as the founder and CEO of Lifted qualifies him to serve as a director of the Company.

Vincent J. Mesolella, age 75, is Lead Outside Director of our Board of Directors and has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and Chief Executive Officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry, qualifies him to serve as a director of the Company.

Joshua A. Bloom, M.D., age 69, has been a member of our board of directors since July 2007. Dr. Bloom has been a practicing physician in Kenosha, Wisconsin since completion of his training in 1988. He is board Certified in Internal Medicine, Pulmonary Diseases, Critical Care Medicine and in Hospice and Palliative Care. He has been employed by Froedtert South (formerly known as United Hospital System) in the Clinical Practice Division from 1995 to present. He had been in private practice at the same address from 1988 to 1995. Dr. Bloom served on the board of directors of Kenosha Health Services Corporation from 1993 to approximately 2010 and the board of Hospice Alliance, Inc. since 1994 and Medical Director there since 1998. Dr. Bloom also served on the board of the Beth Israel Sinai Congregation 1998 to 2014, where he served as the President from 2004 until 2010. Dr. Bloom received a medical degree from the University of Illinois in 1982 and completed his residency in internal medicine in 1985 and fellowship in Respiratory & Critical Care Medicine in 1988; both at the University of Illinois. He received an MS in Organic Chemistry from the University of Chicago in 1978 and a BS in Chemistry from Yale College in 1977. We believe that Dr. Bloom’s experience serving as a director of the Corporation since 2007, and his intelligence and educational background, qualifies him to serve as a director of the Company.

Sharial Howard, age 43, has been a member of our board of directors since August 2024. Ms. Howard is a Senior Real Estate Professional with @properties Christie’s International Real Estate in the Chicago/Chicagoland area where she practices residential and commercial real estate. She has a 15-year real estate law background composed of 5 years in residential real estate law and 10 years in commercial real estate law. She holds the Accredited Buyer Representative Designation and is a Certified Pricing Strategy Advisor and Certified Real Estate Negotiation Expert. She is a member of the Chicago Association of REALTORS®, Illinois REALTORS® and the National Association of REALTORS® and has been featured in CS Magazine, Crain’s Chicago Business Magazine, Chicago Real Producers Magazine and N’Digo Magazine for her contributions in the real estate industry. Ms. Howard is a proud graduate of the University of Illinois at Urbana-Champaign. We believe that Ms. Howard's intelligence and educational background qualifies her to serve as a director of the Company.

James S. Jacobs, M.D., age 71, has been a member of our board of directors since July 2007. Prior to his retirement in 2024, he was a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976. We believe that Dr. Jacobs’ experience serving as a director of the Company since 2007, and his intelligence and educational background, qualifies him to serve as a director of the Company.

William C. “Jake” Jacobs, CPA, age 36, is President, Chief Financial Officer and Treasurer of the Company, and has been a member of our board of directors since December 2024. Effective as of February 27, 2019, the Board appointed Mr. Jacobs, the son of our Company’s Chief Executive Officer Gerard M. Jacobs, to serve as the President, Chief Financial Officer and Treasurer of the Company. Prior to becoming President, Chief Financial Officer and Treasurer of the Company, Mr. Jacobs served as an independent contractor for the Company for the past several years. Previously, Mr. Jacobs worked in the Assurance Division of Ernst & Young (doing business as EY), auditing both publicly traded and privately held companies. Mr. Jacobs graduated from the University of Southern California, with a double major in Accounting and Business Administration with a concentration in Finance. In both 2024 and 2015, Mr. Jacobs won the Gold Medal at the United States of America Snowboard and Freeski Association (USASA) National Championships in the Boardercross Snowboard Men’s event, in the Master (30-39) and Senior (23-29) divisions, respectively. We believe that Mr. Jacobs’ experience serving as an officer of the Company since 2019, and his intelligence and educational background, qualifies him to serve as a director of the Company.

Richard E. Morrissy, age 70, has been a member of our board of directors since July 2007. From August 2016 through September 2023, Mr. Morrissy worked at the UIC Department of Medicine’s Section of Infectious Disease in a research clinic called Project WISH as Clinical Coordinator in Regulatory Affairs. Previously, Mr. Morrissy was the Senior Research Specialist at the Department of Surgery – CS within the UIC College of Medicine. Mr. Morrissy was a project coordinator for the School of Pharmacy. His duties included serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He also designed and led focus groups, designed and critiqued research surveys, and edited manuscripts and scientific journals. Mr. Morrissy received a B.A. in History from Western Illinois University in 1976. We believe that Mr. Morrissy’s experience serving as a director of the Company since 2007, and his intelligence and educational background, qualifies him to serve as a director of the Company.

Kevin J. Rocio, age 61, has been a member of our board of directors since February 2020. Mr. Rocio is a seasoned award-winning real estate professional, including commercial, residential, finance and development. Mr. Rocio is a graduate of Elmhurst College and an immediate past board member of the Albany Park Community Center. In 2014, Mr. Rocio was accepted into the CCIM (Certified Commercial Investment Member) Institute, a recognized group of experts in the commercial and investment real estate industry. Most recent accolades received by Mr. Rocio include: the Chicago Defenders “Men of Excellence Award”, the Chicago Association of REALTORS Commercial Award, and the National Association of Realtors “National Commercial Award.” We believe that Mr. Rocio’s experience as a business owner qualifies him to serve as a director of the Company.

There are no agreements or understandings for our officers or directors to resign at the request of another person, and neither our officers nor directors are acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified.

Family Relationships

Gerard M. Jacobs is the Company’s Chairman and CEO, and the father of the Company’s Director, President, CFO and Treasurer William C. “Jake” Jacobs.

Director James S. Jacobs and Gerard M. Jacobs are brothers.

Nicholas S. Warrender is the Company’s Vice Chairman of the Board and Chief Operating Officer, CEO of Lifted, and the son of Laurie Warrender. Laurie Warrender is an employee of Lifted.

Former Director Robert T. Warrender II, who passed away in December 2024, was the father of Nicholas S. Warrender, Vice Chairman of the Board and Chief Operating Officer, and the CEO of Lifted. Robert T. Warrender II was also an employee of Lifted.

Robert T. Warrender III is Nicholas S. Warrender’s brother, and former Director Mr. Robert T. Warrender II’s son. From January 9, 2023 until July 1, 2023, Robert T. Warrender III worked for Lifted as an employee in sales; previously, Mr. Warrender operated as an independent contractor of Lifted.

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

Board Composition and Committees

Our board of directors is currently composed of nine members: Gerard M. Jacobs (Chairman), Nicholas S. Warrender (Vice Chairman), Vincent J. Mesolella (Lead Outside Director), Joshua A. Bloom, Sharial Howard, James S. Jacobs, William C. Jacobs, Richard E. Morrissy and Kevin J. Rocio. Our board of directors has determined that Joshua A. Bloom, Sharial Howard, Richard E. Morrissy, Vincent J. Mesolella and Kevin J. Rocio are independent directors at this time because they do not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors.

Audit Committee and Audit Committee Financial Expert

We have an audit committee consisting of Joshua A. Bloom, Sharial Howard, Vincent J. Mesolella, Richard E. Morrissy and Kevin J. Rocio as members. We have not adopted an Audit Committee charter. Vincent J. Mesolella serves as our audit committee chairman and financial expert. Our audit committee performs the following functions including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Our Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that each of its members has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee member should have for a business such as the Company.

Board Meetings

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. During the year ended December 31, 2024, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

Nominating Committee

We have a nominating committee consisting of the following members: Joshua A. Bloom, Sharial Howard, Vincent J. Mesolella, Richard E. Morrissy and Kevin J. Rocio. The Company has not adopted a Nominating Committee charter. During the year ended December 31, 2024, Richard E. Morrissy was the nominating committee Chairman. As described in NOTE 14 – SUBSEQUENT EVENTS, on February 18, 2025, director Kevin J. Rocio was appointed as the new Chair of the Nominating Committee of the Board of Directors, replacing Richard E. Morrissy.

Investment Committee

Our board of directors has appointed an Investment Committee currently consisting of our Chief Executive Officer Gerard M. Jacobs, our President and Chief Financial Officer William C. Jacobs, and our Chief Operating Officer Nicholas S. Warrender.

Compensation Committee

We have a compensation committee consisting of Joshua A. Bloom, Sharial Howard, Vincent J. Mesolella, Richard E. Morrissy, and Kevin J. Rocio as members. The Company has not adopted a Compensation Committee charter. Joshua A. Bloom serves as the committee’s chairman.

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

Omnibus Agreement and Amended Omnibus Agreement

On December 30, 2021, the Company, NWarrender, 95th Holdings, LLC, an affiliate of NWarrender (“Holdings”), GJacobs and WJacobs, entered into an agreement effective as of December 30, 2021 (“Omnibus Agreement”) that, as further described in the sections below, (1) amends certain parts of the Agreement and Plan of Merger by and among the Company, Lifted, GJacobs, WJacobs, Warrender Enterprise Inc. and NWarrender dated February 24, 2020 (the “Merger Agreement”); (2) amends that certain Compensation Agreement between the Company, GJacobs and WJacobs dated as of June 19, 2019 (the “Compensation Agreement”), and that certain Amendment No. 1 to Compensation Agreement between the Company, GJacobs and WJacobs dated as of December 1, 2020 (the “Amendment No. 1”) (together the “Amended Compensation Agreement”); (3) amends those certain Executive Employment Agreements dated February 24, 2020 between the Company and GJacobs, WJacobs and NWarrender, respectively (collectively the “Executive Employment Agreements”); (4) creates quarterly board compensation; and, (5) requires Lifted to purchase a building leased by Lifted from Holdings on or before December 31, 2022, for a fixed purchase price equal to $1,375,000. On February 14, 2022, the Company, NWarrender, GJacobs and WJacobs entered into an agreement effective as of February 14, 2022 (“Amended Omnibus Agreement”) that, as further described in the sections below, amended certain provisions of the Omnibus Agreement.

Status of Agreements

Excepting only as expressly modified or amended pursuant to the Omnibus Agreement, all other terms and conditions of the Merger Agreement, the Amended Compensation Agreement, the Executive Employment Agreements, the Lease, and all other agreements among any of the Parties remained in full force and effect following the execution and delivery of the Omnibus Agreement.

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

Supplemental Retention Bonus

Pursuant to the Amended Omnibus Agreement, the Chairman of the Compensation Committee of the Board of Directors was authorized to negotiate and agree on behalf of the Company in regard to a 2023 supplemental retention bonus for NWarrender, GJacobs and WJacobs (in addition to the company-wide Bonus Pool), and if and only if the amount of such 2023 supplemental retention bonus is mutually agreed upon in writing among the Chairman of the Compensation Committee, NWarrender, GJacobs and WJacobs, then one-third of such 2023 supplemental retention bonus was to be paid by the Company to each of NWarrender, GJacobs and WJacobs on or before March 15, 2024, provided that such officer shall not have earlier resigned as an officer of the Company (the “Supplemental Retention Bonus”). No Supplemental Retention Bonus was paid during the year ended December 31, 2024.

Compensation of Executives

Name	Year	Salary ($)	Bonus ($)	Stock awards ($)		Option/Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs,	2024	$250,000	$-	$-		$-	$-	$-	$-	$250,000
Chairman and CEO	2023	$250,000	$-	$-		$-	$-	$-	$-	$250,000

William C. "Jake" Jacobs,	2024	$250,000	$-	$-		$-	$-	$-	$-	$250,000
Director, President and CFO	2023	$250,000	$-	$586,500	(A)	$-	$-	$-	$-	$836,500

Nicholas S. Warrender,	2024	$500,000	$-	$-		$-	$-	$-	$-	$500,000
Vice Chairman and COO	2023	$500,000	$-	$-		$-	$-	$-	$-	$500,000

Notes

(A)

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

Compensation of Directors

Name	Year	Director Fees ($)	Salary ($)	Bonus ($)	Stock awards ($)	Option/Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, Chairman and CEO	2024	$-	$250,000	$-	$-	$-	$-	$-	$-	$250,000	(A)
	2023	$-	$250,000	$-	$-	$-	$-	$-	$-	$250,000	(A)

Nicholas S. Warrender, Vice Chairman and COO	2024	$-	$500,000	$-	$-	$-	$-	$-	$-	$500,000	(A)
	2023	$-	$500,000	$-	$-	$-	$-	$-	$-	$500,000	(A)

Vincent J. Mesolella, Lead Outside Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
	2023	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

Joshua A. Bloom, MD, Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
	2023	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

Sharial Howard, Director	2024	$8,000	$-	$-	$-	$-	$-	$-	$-	$8,000	(B)
	2023	$-	$-	$-	$-	$-	$-	$-	$-	$-

James S. Jacobs, MD, Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
	2023	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

William C. "Jake" Jacobs, Director, President and CFO	2024	$-	$250,000	$-	$-	$-	$-	$-	$-	$250,000	(A)
	2023	$-	$250,000	$-	$586,500	$-	$-	$-	$-	$836,500	(A)

Richard E. Morrissy, Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
	2023	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

Kevin J. Rocio, Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
	2023	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

Robert T. Warrender II, Director	2024	$-	$60,000	$-	$-	$-	$-	$-	$-	$60,000	(C)
	2023	$-	$60,000	$-	$-	$-	$-	$-	$-	$60,000	(C)

Notes

(A)

Please refer to the section above “Compensation of Executives” for information about GJacobs’, NWarrender’s, and WJacobs’ compensation during the presented years. Note: none of GJacobs’, NWarrender’s, and WJacobs’ compensation is considered compensation for serving as a member of the board of directors of the Company. GJacobs, NWarrender and WJacobs have entered into employment agreements with the Company.

(B)	Ms. Sharial Howard was appointed to the Board of Directors on August 20, 2024, and during each of the third and fourth quarters of 2024, Ms. Howard was paid a $4,000 director fee.
(C)

During the years ended December 31, 2024 and 2023, Mr. Warrender was paid a gross salary of $60,000. Note: this compensation is not considered compensation for serving as a member of the board of directors of the Company.

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

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

The table below sets forth unexercised options, warrants, stock that has not yet vested and equity incentive plan awards for GJacobs, WJacobs, and NWarrender outstanding as of December 31, 2024.

Outstanding Equity Awards At Fiscal Year End December 31, 2024

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerard M. Jacobs, Chairman and CEO
6/19/2019 Compensation Agreement	250,000			$5.00	2/24/2025
Warrants Issued in Connection with Acquisition of Lifted	200,000			$5.00	2/24/2025

William C. Jacobs, Director, President and CFO
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

						Common shares of stock outstanding as of December 31, 2024			14,822,678
						Fully diluted shares outstanding as of December 31, 2024			17,534,678

Name	Number of Series A Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Series B Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage out of the Common Shares of Stock Outstanding as of December 31, 2024	Options/ Warrants Owned	Overall Voting Power	Overall Voting Power (%) out of Fully Diluted Shares as of December 31, 2024
(1) Nicholas S. Warrender	-	-	-	-	3,900,455	26.31%	200,000	4,100,455	23.38%
(2) ZIE Partners LLC	-	-	-	-	2,500,000	16.87%	-	2,500,000	14.26%
(3) Gerard M. Jacobs	-	-	-	-	1,063,448	7.17%	450,000	1,513,448	8.63%
(4) William C. "Jake" Jacobs, CPA	-	-	-	-	400,000	2.70%	450,000	850,000	4.85%
(5) Vincent J. Mesolella	-	-	-	-	537,862	3.63%	100,000	637,862	3.64%
(6) Roberti Jacobs Family Trust	-	-	-	-	181,623	1.23%	-	181,623	1.04%
(7) James S. Jacobs, M.D.	-	-	-	-	79,500	0.54%	50,000	129,500	0.74%
(8) Joshua A. Bloom, M.D.	-	-	-	-	55,000	0.37%	50,000	105,000	0.60%
(9) Richard E. Morrissy	-	-	-	-	30,000	0.20%	50,000	80,000	0.46%
(10) Miss Mimi Corporation	-	-	-	-	100,000	0.67%	-	100,000	0.57%
(11) Kevin J. Rocio	-	-	-	-	-	0.00%	50,000	50,000	0.29%
(12) Sharial Howard	-	-	-	-	-	0.00%	-	-	0.00%
Total of All Officers, Directors, and Affiliates as a group	-	-	-	-	8,847,888	59.69%	1,400,000	10,247,888	58.44%
Total of All Officers and Directors as a group	-	-	-	-	6,066,265	40.93%	1,400,000	7,466,265	42.58%

(1)

The address for Mr. Nicholas S. Warrender is 5511 95th Avenue, Kenosha, WI 53144. Mr. Warrender owns 3,900,455 shares of LFTD Partners’ common stock. Mr. Warrender also owns a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(2)	The address for ZIE Partners LLC is 14155 Pine Island Drive, Jacksonville, FL 32224. ZIE Partners LLC owns 2,500,000 shares of LFTD Partners' common stock.
(3)

The address for Mr. Gerard M. Jacobs is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Jacobs has voting control over the following: (a) 781,625 shares of unregistered common stock; (b) 181,623 Company shares owned by the Roberti Jacobs Family Trust, over which Mr. Jacobs has voting control via a shareholders agreement; (c) 100,000 shares of common stock owned by his affiliate Miss Mimi Corporation; and (d) 200 shares of common stock owned by his wife. Also, simultaneously with the execution of an employment agreement, LFTD Partners issued to Mr. Jacobs or his designee(s) five-year warrants giving Mr. Jacobs or his designee(s) the right to purchase 250,000 shares of common stock of LFTD Partners exercisable at $5.00 per share, vesting upon the closing of LFTD Partners’ acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. Mr. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 200,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(4)

The address of Mr. William C. “Jake” Jacobs is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Jacobs owns 400,000 shares of common stock of the Company. Simultaneously with the execution of an employment agreement, LFTD Partners issued to Mr. Jacobs or his designee(s) five-year warrants giving William C. Jacobs or his designee(s) the right to purchase 225,000 shares of common stock of LFTD Partners exercisable at $5.00 per share, vesting upon the closing of LFTD Partners’ acquisition of Warrender Enterprise Inc. d/b/a Lifted Liquids. Mr. Jacobs was also one of the specified Warrant Recipients, and received a five year warrant to purchase 225,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

118

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

(7)

The address for Dr. James S. Jacobs is 14155 Pine Island Drive, Jacksonville, FL 32224. Dr. Jacobs owns 79,500 shares of LFTD Partners’ common stock. Dr. Jacobs was one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(8)

The address for Dr. Joshua A. Bloom is 14155 Pine Island Drive, Jacksonville, FL 32224. Dr. Bloom owns 55,000 shares of the Company’s common stock. Dr. Bloom was one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(9)

The address for Mr. Richard E. Morrissy is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Morrissy owns 30,000 shares of common stock. Mr. Morrissy was one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(10)

Miss Mimi Corporation is an affiliate entity controlled by Mr. Gerard M. Jacobs. The address for Miss Mimi Corporation is 14155 Pine Island Drive, Jacksonville, FL 32224. Miss Mimi Corporation owns 100,000 shares of common stock.

(11)

The address for Mr. Kevin J. Rocio is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Rocio was also one of the specified Warrant Recipients, and received a five year warrant to purchase 50,000 shares of unregistered common stock of the Company at an exercise price of $5.00 per share.

(12)	The address for Ms. Sharial Howard is 14155 Pine Island Drive, Jacksonville, FL 32224. Ms. Howard does not have any ownership of LFTD Partners.

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

Repayment of Lifted Merger Related Promissory Note

Reference is hereby made to the disclosures above in the following section, which are hereby incorporated by reference thereto:

ITEM 1. BUSINESS

Description of Certain Key Provisions of the Transaction Documents Relating to the Lifted

Merger Agreement

Repayment of Lifted Merger Related Promissory Note

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

Our management has reviewed the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exceptions of Gerard M. Jacobs, Dr. James S. Jacobs, William C. "Jake" Jacobs and Nicholas S. Warrender, is an “independent director”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 16, 2018, the Company engaged Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm.

Mr. Vincent J. Mesolella, the Company’s Audit Committee Chairman, and GJacobs sign an engagement letter with Fruci before Fruci performs any audit or review services for the Company. Fruci was approved to provide audit and review services for the Company for the years ended December 31, 2024 and 2023.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

For the year ended December 31, 2024:	For the year ended December 31, 2023:
Audit Fees: $210,029	Audit Fees: $185,922
Audit-Related Fees: $0	Audit-Related Fees: $0
Tax Fees: $8,000	Tax Fees: $0
All Other Fees: $0	All Other Fees: $0

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing, Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky
10.80	Credit Agreement
10.81	Promissory Note ($3,000,000 Loan)
10.82	Security Agreement
10.83	Collateral Assignment Agreement
10.84	Pledge Agreement
10.85	Business Loan Agreement
10.86	Promissory Note ($910,000 Loan)
10.87	Mortgage
10.88	Assignment of Rents, Leases, and Security Deposits
10.89	Lease of 789 Tech Center Drive, Unit C, Durango, Colorado 81301
10.90	Second Amendment to Lease of 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144
10.91	Jeeter Termination Agreement
10.65	Letter of Intent – TMD Ventures, LLC
10.66	Letter of Intent – Sustainable Growers, LLC, Buckbee Seed Co
10.67	Letter of Intent – Sustainable Properties, LLC – Real Property Purchase
10.68	Letter of Intent – Sustainable Innovations Inc. (SI) and certain subsidiaries
10.69	Letter of Intent – Boards of Directors and Executives

This Form 10-K	March 31, 2025
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

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
Principal Executive Officer
Date: March 31, 2025

By:	/s/ William C. “Jake” Jacobs, CPA
William C. “Jake” Jacobs, CPA, Director, President, Chief Financial Officer and Treasurer
Principal Financial Officer
Date: March 31, 2025

/s/ Nicholas S. Warrender
Nicholas S. Warrender
Chief Operating Officer and Director
Date: March 31, 2025

/s/ Vincent J. Mesolella
Vincent J. Mesolella
Director
Date: March 31, 2025

/s/ Joshua A. Bloom, M.D.
Joshua A. Bloom, M.D.
Director
Date: March 31, 2025

/s/ Sharial Howard
Sharial Howard
Director
Date: March 31, 2025

/s/ James S. Jacobs, M.D.
James S. Jacobs, M.D.
Director
Date: March 31, 2025

/s/ Richard E. Morrissy
Richard E. Morrissy
Director
Date: March 31, 2025

/s/ Kevin J. Rocio
Kevin J. Rocio
Director
Date: March 31, 2025

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of LFTD Partners Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LFTD Partners Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Goodwill – Refer to Note 2 to the financial statements.

Description of the Critical Audit Matter

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

How the Critical Account Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of goodwill consistent of the following, among others:

1.	Obtain management’s quantitative analysis and assess the key indicators and analysis regarding discounted cash flows.
2.	Assessed the reasonableness of the significant inputs, estimates, and assumptions utilized by management in its quantitative analysis.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2018. Spokane, Washington
March 31, 2025

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)
	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and Cash Equivalents	$2,146,947	$4,357,539
Prepaid Expenses	1,598,654	2,509,961
Accounts Receivable, net of allowance of $853,329 in 2024 and $375,417 in 2023	2,358,823	3,586,176
Inventory	9,316,291	10,174,667
Income Tax Receivable	682,347	659,376
Current Portion of Settlement Asset and Receivables	460,500	378,597
Other Current Assets	364,443	2,664
Total Current Assets	16,928,005	21,668,980
Restricted Cash	1,000,000	1,000,000
Goodwill	23,092,794	23,092,794
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	515,134	-
Fixed Assets, less accumulated depreciation of $1,055,666 in 2024 and $593,531 in 2023	2,704,615	2,996,387
Security and State Licensing Deposits and Bonds	59,630	43,421
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $226,646 in 2024 and $266,837 in 2023	1,119,434	626,869
Non-Current Portion of Settlement Asset and Receivables	-	22,000
Total Assets	$47,315,812	$51,346,651
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	$224,460	$169,437
Deferred Revenue	674,676	235,891
Minimum Earnout Consideration pursuant to the Oculus Merger Agreement ($200,000 in cash, and $800,000 in the form of 160,000 shares of common stock valued at $5.00 per share)	-	1,000,000
Collab Commissions and Royalties Payable	37,342	572,838
Accounts Payable and Accrued Expenses	4,563,464	6,172,655
Accounts Payable - Related Party	1,190	3,938
Preferred Stock Dividends Payable	7,124	7,124
Notes Payable to Surety Bank	559,418	506,061
Interest Payable to Surety Bank	16,336	18,800
Total Current Liabilities	6,084,011	8,686,744
Non-Current Liabilities
Operating Lease Liability	937,988	463,623
Net Deferred Tax Liability	-	29,482
Notes Payable to Surety Bank	2,789,372	3,348,790
Total Non-Current Liabilities	3,727,360	3,841,896
Total Liabilities	9,811,371	12,528,640
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	3
2,500 shares issued and outstanding at December 31, 2024
2,500 shares issued and outstanding at December 31, 2023
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at December 31, 2024
40,000 shares issued and outstanding at December 31, 2023
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,823	14,806
14,822,678 shares issued and outstanding at December 31, 2024
14,805,678 shares issued and outstanding at December 31, 2023
Additional Paid-in Capital	40,986,553	40,429,213
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at December 31, 2024 and December 31, 2023	470,730	470,730
Accumulated Deficit	(3,967,708)	(2,096,780)
Total Shareholders' Equity	37,504,441	38,818,011
Total Liabilities and Shareholders' Equity	$47,315,812	$51,346,651

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the Years Ended
	December 31,
	2024	2023	2022
Net Sales	$37,325,228	$51,610,562	$57,416,535
Cost of Goods Sold	24,570,399	31,906,278	36,423,246
Gross Profit	12,754,829	19,704,284	20,993,289
Operating Expenses
Payroll Expenses	5,840,846	7,476,955	6,423,584
Deferred Contingent Stock Expense	-	2,138,175	-
Company-Wide Management Bonus Pool	-	233,332	233,336
Management Bonuses	-	-	500,000
Professional Fees	973,460	1,088,035	888,609
Bank Charges and Merchant Fees	570,545	595,285	477,718
Advertising and Marketing	1,155,067	951,266	662,494
Bad Debt Expense	1,469,078	353,162	78,457
Depreciation and Amortization	218,622	182,822	32,155
Collab Commission and Royalty Expense	692,971	1,733,800	-
Other Operating Expenses	2,607,704	2,541,263	1,884,209
Total Operating Expenses	13,528,293	17,294,095	11,180,562
Income/(Loss) From Operations	(773,464)	2,410,189	9,812,727
Other Income/(Expenses)
Gain on Lease Modification	9,622	-	-
Interest Income	149,433	44,630	11,110
Interest Expense	(356,909)	(110,517)	(120,197)
Dividend Income	4,772	3,579	-
Settlement Income	10,000	506,211	478,617
Settlement Costs	(2,000)	-	-
Debt Financing Expenses	(11,152)	(60,548)	-
Penalties	(5,854)	(36,472)	(8,106)
Gain on Forgiveness of Debt	-	-	5,026
Gain/(Loss) on Disposal of Fixed Assets	(50,714)	-	(185,195)
Loss on Jeeter Collab	(1,349,467)	-	-
Loss on Deposits	(6,121)	-	-
Total Other Income/(Expenses)	(1,608,390)	346,883	181,255
Income/(Loss) Before Provision for Income Taxes	(2,381,854)	2,757,072	9,993,982
Provision for Income Taxes	524,425	(598,065)	(2,797,655)
Net Income/(Loss) Attributable to LFTD Partners Inc. common stockholders	$(1,857,429)	$2,159,007	$7,196,327

Basic Net Income/(Loss) per Common Share	$(0.13)	$0.15	$0.51
Diluted Net Income/(Loss) per Common Share	$(0.13)	$0.13	$0.45

Weighted average number of common shares outstanding:
Basic	14,802,689	14,555,279	14,080,729
Diluted	14,802,689	16,439,477	15,862,927

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(AUDITED)
						Deferred
						Contingent
					Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, December 31, 2021	45,750	$46	14,027,578	$14,028	38,862,333	$-	$(11,414,602)	$27,461,804
Series A Preferred Stock dividend payable							(4,253)	(4,253)
Series B Preferred Stock dividend payable							(1,476)	(1,476)
Issuance of Common Stock Upon Exercise of Warrant			50,000	50	49,950			50,000
Repurchase and cancellation of Common Stock			(100,000)	(100)	(149,900)			(150,000)
Net Income							2,944,793	2,944,793
Balance, March 31, 2022	45,750	$46	13,977,578	$13,978	38,762,383	$-	$(8,475,539)	$30,300,868
Series A Preferred Stock dividend payable							(3,403)	(3,403)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Conversions of Series A Convertible Preferred Stock to Common Stock	(1,250)	(1)	125,000	125	(124)			-
Net Income							3,219,460	3,219,460
Balance, June 30, 2022	44,500	$45	14,102,578	14,103	38,762,260	$-	$(5,260,978)	$33,515,429
Series A Preferred Stock dividend payable							(3,402)	(3,402)
Series B Preferred Stock dividend payable							(1,512)	(1,512)
Net Income							423,486	423,486
Balance, September 30, 2022	44,500	$45	14,102,578	14,103	38,762,260	$-	$(4,842,407)	$33,934,000
Series A Preferred Stock dividend payable							(3,403)	$(3,403)
Series B Preferred Stock dividend payable							(1,515)	(1,515)
Net Income							608,589	608,589
Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	$38,762,260	$-	$(4,238,735)	$34,537,671
Issuance of 410,000 of the total 645,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipients			410,000	410	1,358,740	779,025		2,138,175
Series A Preferred Stock dividend payable							(3,329)	(3,329)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(141,742)	(141,742)
Balance, March 31, 2023	44,500	$45	14,512,578	$14,513	$40,121,000	$779,025	$(4,385,286)	$36,529,296

Series A Preferred Stock dividend payable							(3,366)	(3,366)
Series B Preferred Stock dividend payable							(1,497)	(1,497)
Payment of the first installment of Merger Consideration (the issuance of 100 shares of common stock) pursuant to the Oculus Merger Agreement, on April 28, 2023			100	0.10	208.90			209
Net Income							1,659,461	1,659,461
Balance, June 30, 2023	44,500	$45	14,512,678	$14,513	$40,121,209	$779,025	$(2,730,688)	$38,184,103
Series A Preferred Stock dividend payable							(2,466)	(2,466)
Series B Preferred Stock dividend payable							(1,512)	(1,512)
Conversion of 2,000 shares of Series A Preferred Stock held by a non-affiliate into 200,000 shares of common stock, on August 4, 2023	(2,000)	(2)	200,000	200	(198)			-
Issuance of 93,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipient			93,000	93	308,202	(308,295)		-
Net Income							617,648	617,648
Balance, September 30, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,117,018)	$38,797,773
Series A Preferred Stock dividend payable							(1,890)	(1,890)
Series B Preferred Stock dividend payable							(1,512)	(1,512)
Net Income							23,640	23,640
Balance, December 31, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,096,780)	$38,818,011
Series A Preferred Stock dividend payable							(1,862)	(1,862)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(1,141,004)	(1,141,004)
Balance, March 31, 2024	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(3,241,142)	$37,673,649
Series A Preferred Stock dividend payable							(1,858)	(1,858)
Series B Preferred Stock dividend payable							(1,495)	(1,495)
Common stock buybacks and immediate cancellations between April 2, 2024 and April 9, 2024			(143,000)	(143)	(240,097)			(240,240)
Payment of the stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024			160,000	160	799,840			800,000
Net Loss							(523,212)	(523,212)
Balance, June 30, 2024	42,500	$43	14,822,678	$14,823	$40,988,956	$470,730	$(3,767,706)	$37,706,844
Series A Preferred Stock dividend payable							(1,889)	(1,889)
Series B Preferred Stock dividend payable							(1,499)	(1,499)
Excise taxes payable on common stock buybacks					(2,402)			(2,402)
Net Loss							(194,399)	(194,399)
Balance, September 30, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,965,493)	37,506,655
Series A Preferred Stock dividend payable							(1,891)	(1,891)
Series B Preferred Stock dividend payable							(1,509)	(1,509)
Net Income							1,186	1,186
Balance, December 31, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,967,708)	37,504,441

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the Years Ended
	December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net Income/(Loss)	$(1,857,429)	$2,159,007	$7,196,327
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities
Deferred Contingent Stock Compensation Expense	-	2,138,175	-
Bad Debt Expense	1,469,078	353,162	78,457
Depreciation and Amortization	520,631	425,614	191,541
Settlement Income	(10,000)	(506,211)	(478,617)
Debt Financing Expenses	11,152	60,548	-
Gain on Forgiveness of Debt	-	-	(5,026)
Gain on Lease Modification	(9,622)	-	-
Loss on Disposal of Fixed Assets	50,714	-	185,195
Loss on Jeeter Collab	1,349,467	-	-
Loss on Deposits	6,121	-	-
Spoiled and Written Off Inventory	1,550,599	2,056,603	4,418,922
Sales Allowance	(531,582)	(316,382)	939,496
Deferred Income Taxes	(544,616)	116,904	244,129
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	289,857	(1,152,101)	33,218
Prepaid Expenses	684,546	(841,000)	2,593,275
Dividend Receivable from Bendistillery, Inc.	-	-	2,495
Income Tax Receivable and Payable, net	(22,970)	(737,018)	(1,165,332)
Management Bonuses Payable	-	-	(941,562)
Company-wide Management Bonus Pool	-	-	(1,556,055)
Inventory	(2,552,003)	(5,936,752)	(6,632,945)
Other Current Assets	(384,109)	19,292	(39,954)
Collab Commissions and Royalties Payable	(111,022)	572,838	-
Accounts Payable and Accrued Expenses	(1,611,655)	2,255,650	(507,889)
Accounts Payable and Interest Payable to Related Parties	(5,151)	1,710	(15,647)
Change in Settlement Asset and Receivables	262,697	233,450	-
Change in Right Of Use Asset	210,151	165,945	944
Change in Finance and Operating Lease Liabilities	(163,705)	(72,311)	76,759
Deferred Revenue	438,785	(358,195)	(1,580,307)
Net Cash Provided by/(Used in) Operating Activities	(960,067)	638,925	3,037,426
Cash Flows From Investing Activities
Net Cash Paid as Part of the Oculus Transaction	(200,000)	(342,068)	-
Purchase of Headquarters Building	-	(1,385,225)	-
Purchases of Fixed Assets	(313,763)	(789,662)	(916,119)
Proceeds from Disposal of Fixed Assets	34,189	-	-
Net Cash Used in Investing Activities	(479,574)	(2,516,955)	(916,119)
Cash Flows From Financing Activities
Proceeds from Surety Bank Loans	-	3,910,000	-
Payments on Surety Bank Loans	(517,213)	-	-
Issuance of Common Stock	-	-	50,000
Payments of Dividends to Preferred Stockholders	(13,498)	(20,961)	(23,149)
Proceeds from Borrowings Under Notes Payable to Related Party - Nick Warrender	-	-	2,750,000
Repayment of Borrowings Under Notes Payable to Related Party - Nick Warrender	-	-	(2,750,000)
Payment of Debt Financing Costs	-	(115,697)	-
Purchase of Shares of Common Stock	(240,240)	-	(150,000)
Payments on Finance Lease Liability	-	(68,396)	(70,267)
Net Cash Provided by /(Used In) Financing Activities	(770,951)	3,704,945	(193,416)
Net Increase/(Decrease) in Cash	(2,210,592)	1,826,916	1,927,892
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	5,357,539	3,530,623	1,602,731
Cash, Cash Equivalents and Restricted Cash at End of Period	$3,146,947	$5,357,539	$3,530,623

	For the Years Ended
	December 31,
	2024	2023	2022
Supplemental Cash Flow Information
Cash Paid For Interest	$359,373	$91,717	$85,615
Cash Paid For Interest - Related Party	-	-	47,851
Cash Paid For Income Taxes	31,693	1,167,028	3,672,616

Non-Cash Activities
Right-of-Use assets acquired from inception of Operating Leases	$830,297	$296,209	$514,278
Issuance of stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024	800,000	-	-
Conversion of Series A and Series B Preferred Stock to Common Stock	-	200	125

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	$2,146,947	$4,357,539	$3,530,623
Restricted Cash	1,000,000	1,000,000	-
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$3,146,947	$5,357,539	$3,530,623

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.

LFTD Partners Inc., Jacksonville, Florida, was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are listed for trading on the OTCQB Venture Market under the symbol “LIFD”.

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand, hemp-free health and wellness gummies under its Mielos brand (www.mielos.com), and hemp-free energy gummies under its Rebel Energy Gummy brand (www.RebelEnergyGummy.com). Lifted Made is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com), and Cali Sweets hemp-derived products, and is the exclusive manufacturer and seller in the USA of hemp-derived products for a subsidiary of a large, publicly traded US marijuana company. LFTD Partners Inc. also owns 4.99% of hemp-derived beverage and products maker Ablis (www.Ablis.shop), and of craft distillers Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com) and Bend Spirits, Inc., all located in Bend, OR.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The accompanying audited consolidated financial statements include the accounts of LFTD Partners and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying audited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all significant intercompany transactions are eliminated, and on the Consolidated Statements of Operations, certain expenses are consolidated into the Other Operating Expenses category. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation.

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

Cash and Cash Equivalents – Cash and cash equivalents as of the reported period ends include cash on-hand. The Company considers all highly liquid investments with an original maturity date within 90 days to be cash equivalents. Cash equivalents are carried at cost. The Company maintains its cash balance at a credit-worthy financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits at this bank exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Restricted Cash – The Company considers cash balances that are legally restricted as to withdrawal or usage to be restricted cash. The Company’s Business Loan Agreement with Surety Bank requires the Company to maintain a $1,000,000 minimum deposit balance with the bank for the life of the Business Loan, which matures on December 14, 2028 (the “Minimum Deposit Balance”). Failure to maintain the Minimum Deposit Balance constitutes an event of default under the Business Loan Agreement. As of the reported period ends, the Company recognized $1,000,000 of its deposit account balance with Surety Bank as restricted cash, which is classified as a non-current asset in the Consolidated Balance Sheets.

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

Accounts Receivable – Accounts receivable of $2,358,823, net of $853,329 allowance for doubtful accounts, were outstanding at December 31, 2024. In comparison, accounts receivable of $3,586,176, net of $375,417 allowance for doubtful accounts, were outstanding at December 31, 2023.

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

In performing its CECL Model Analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. As of December 31, 2024, the Allowance for Doubtful Accounts is $853,329, which is the total of the invoices older than 90 days as of December 31, 2024, because this figure is larger than the Bad Debt Calc. Management believes that Lifted’s Allowance for Doubtful Accounts has been conservatively analyzed and prepared and is appropriate as of reporting period end.

Impact of Delayed Customer Payments on Cash Flow – The Company’s ability to generate sufficient operating cash flow is directly affected by the timing and collectability of its accounts receivable. A significant portion of the Company’s revenue comes from wholesale and distributor sales, which often involve extended payment terms. As a result, delays in customer payments can have a material impact on cash flow, liquidity, and working capital availability. Fluctuations in cash collections can impact the Company’s ability to meet short-term obligations, fund inventory purchases, and invest in growth initiatives. Prolonged delays in accounts receivable collection could necessitate further adjustments to working capital management strategies, including modifications to vendor payment schedules, securing additional financing, or reevaluating sales terms to improve cash flow predictability. Management assesses the impact of delayed customer payments on overall liquidity and considers credit risk and allowance for doubtful accounts, in an effort to provide some safeguard against potential cash flow disruptions. However, if economic conditions deteriorate or customer creditworthiness declines further, additional measures may be required to preserve liquidity and operational stability.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Raw Goods	$5,867,526	$4,962,652
Finished Goods	3,448,765	5,212,015
Total Inventory	$9,316,291	$10,174,667

The process of determining obsolete or spoiled inventory involves:

1)	Identifying raw goods that would no longer be used in the manufacture of finished goods;
2)	Identifying expired raw goods;
3)	Identifying finished goods that would no longer be sold or that are slow moving;
4)	Identifying finished goods that are expired; and
5)	Valuing and expensing raw and finished goods that would no longer be sold.

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

As of December 31, 2024, $383,646 of overhead costs incurred during the fourth quarter of 2024 were allocated to finished goods. In comparison, as of December 31, 2023, $338,582 of overhead costs incurred during the fourth quarter were allocated to finished goods.

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

Based on another analysis of credits applied to vape device manufacturer bills through September 30, 2024, Lifted recognized credit amortization of $53,140 for the third quarter of 2024, and Lifted’s revised credit balance as of September 30, 2024 was $50,707; this credit balance was amortized completely by December 31, 2024.

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

Security and State Licensing Deposits and Bonds – The Company has paid security deposits for its leased facilities located at 8910 58th Place, Suites 100, 600 and 700, Kenosha, WI 53144, 5732 95th Avenue, Suites 100-300, Kenosha, WI 53144, and 789 Tech Center Drive, Unit C, Durango, Colorado 81301. The Company had also paid a security deposit for its former sublease of the space located at 2701-09 West Fulton PH, Chicago, Illinois 60612, which had not been returned as of December 31, 2024.

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

License Fee

On June 1, 2023, Lifted and Extrax NM, LLC (“ENM”) entered into an Agreement (the “ENM Agreement”). Pursuant to the ENM Agreement, (1) Lifted will sell certain devices/objects to ENM, and Lifted will loan certain amounts to ENM, and (2) ENM will manufacture and exclusively sell Urb-branded marijuana products to licensed marijuana dispensaries located in New Mexico. ENM shall pay over to Lifted one-half of the gross sales proceeds, excluding only governmentally-imposed taxes, received by ENM from product sales, which payments shall be allocated and applied as follows: firstly, to repay Lifted for its loans to ENM; secondly, to pay to Lifted mutually agreed upon amounts for said devices/objects sold by Lifted to ENM; and thirdly, to pay to Lifted a license fee (the “License Fee”). The License Fee shall be calculated as an amount equal to (a) one-half of the gross sales proceeds paid to Lifted, minus (b) the loan repayment(s) and the amounts paid for said devices/objects sold by Lifted to ENM.

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

An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $304,018 and $635,098 were reported at December 31, 2024 and December 31, 2023, respectively. Management believes that an adequate allowance for sales has been made as of period end.

Segment Disclosures

The financial statements of LFTD Partners are consolidated with Lifted’s, since Lifted is a wholly owned subsidiary of LFTD Partners. All of the Company’s sales are generated by the Company’s wholly owned subsidiary Lifted; LFTD Partners as an entity by itself generates no sales.

Pursuant to Accounting Standards Codification (“ASC”) 280-10-50-1: “an operating segment is a component of a public entity that has all of the following characteristics:

a.	It engages in business activities from which it may recognize revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity).
b.	Its operating results are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance.
c.	Its discrete financial information is available.”

Pursuant to ASC 280-10-50-10: “a public entity shall report separately information about each operating segment that meets both of the following criteria:

a.	Has been identified in accordance with ASC 280-10-50-1 and ASC 280-10-50-3 through 50-9 or results from aggregating two or more of those segments in accordance with the following paragraph.
b.	Exceeds the quantitative thresholds in ASC 280-10-50-12.

ASC 280-10-50-13 through 50-18 specify other situations in which separate information about an operating segment shall be reported. ASC 280-10-55-26 and Examples 1 and 2 (see ASC 280-10-55-27 through 55-45) illustrate how to apply the main provisions in this Subtopic for identifying reportable operating segments.”

Based on the similarities and shared resources of our production and related product portfolio, the Company views its operations and manages its business as one operating and one reporting segment. The Company’s CODM is NWarrender. Due to the rapidly evolving nature of the Company’s industry, NWarrender leads the Company’s efforts to launch new products to stay ahead of trends, find new sales channels, and modify sales strategies. Consumer demands, changes to regulations, proposed legislation, resource needs for Lifted’s collaborations with third parties, and new product opportunities with novel cannabinoids or other active ingredients, are some of the factors that are considered by NWarrender when determining how to allocate the Company’s resources for operations and business development.

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Years Ended
	December 31,
Type of Sale	2024		2023		2022
Raw goods	$1,004,939	3%	$180,743	0%	$40,518	0%
Private label clients	3,219,428	9%	1,500,344	3%	975,199	2%
Wholesalers	9,548,862	26%	10,730,095	21%	7,503,530	13%
Distributors	19,929,802	53%	36,724,597	71%	45,522,229	79%
End consumers	3,622,197	10%	2,474,784	5%	3,375,059	6%
Net Sales	$37,325,228	100%	$51,610,562	100%	$57,416,535	100%

	For the Year Ended
	December 31,
Product Type	2024		2023		2022
Vapes	$16,364,961	44%	$27,048,471	52%	$29,143,143	51%
Edibles	15,890,826	43%	15,125,799	29%	15,810,094	28%
Flower	1,572,919	4%	5,193,884	10%	4,865,629	8%
Cartridges	3,263,221	9%	4,135,941	8%	7,471,666	13%
Other	233,302	1%	106,467	0%	126,003	0%
Net Sales	$37,325,228	100%	$51,610,562	100%	$57,416,535	100%

	For the Year Ended
	December 31,
Hemp vs Non-Hemp Product Sales	2024		2023		2022
Net sales of hemp products	$35,049,148	94%	$48,064,790	93%	$55,694,039	97%
Net sales of non-hemp products	2,276,080	6%	3,545,772	7%	1,722,496	3%
Net Sales	$37,325,228	100%	$51,610,562	100%	$57,416,535	100%

	For the Year Ended
	December 31,
Geographic Market	2024		2023		2022
United States	$37,325,228	100%	$51,610,562	100%	$57,414,822	100%
International	-	0%	-	0%	1,713	0%
Net Sales	$37,325,228	100%	$51,610,562	100%	$57,416,535	100%

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

At December 31, 2024, total deferred revenue was $674,676, all of which is expected to be recognized as revenue in 2025. At December 31, 2023, total deferred revenue was $235,891, all of which was recognized as revenue in 2024.  At December 31, 2022, total deferred revenue was $594,086, all of which was recognized as revenue in 2023.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Contract Assets (invoiced but unfulfilled performance obligations)	$340,585	$131,304

Deposits from customers for unfulfilled orders	334,091	104,586

Total Deferred Revenue	$674,676	$235,891

Cost of Goods Sold – Cost of goods sold primarily consist of the costs of raw goods utilized in the manufacture of products, direct labor, co-packing fees, freight and shipping charges, and certain quality control costs, such as lab testing costs. Cost of goods sold amounted to $24,570,399, $31,906,278 and $36,423,246 during the years ended December 31, 2024, 2023, and 2022, respectively. $1,550,599, $2,056,603 and $4,418,922 of cost of goods sold relates to spoiled and obsolete inventory written off during the years ended December 31, 2024, 2023 and 2022, respectively.

Operating Expenses – Operating expenses include accounts such as payroll expenses, deferred stock compensation expense, the company-wide management bonus pool, management bonuses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commissions and royalties expense, and other operating expenses.

Total operating expenses increased to $13,528,293 for the year ended December 31, 2024, up from $17,294,095 for the year ended December 31, 2023, and up from $11,180,562 for the year ended December 31, 2022.

The primary driver for this increase in operating expenses from 2023 to 2024 was $1,469,078 of bad debt expense, which stems from the Company’s CECL Model analysis, which is described above, in the Accounts Receivable section.  As described in ITEM 1A. RISK FACTORS, the delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described in the Accounts Receivable section above, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share.

The primary driver for the increase in operating expenses from 2022 to 2023 was that during the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the year ended December 31, 2023, was $1,666,155 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the year ended December 31, 2023 from $3,825,162 to $2,159,007. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.23, respectively, for the year ended December 31, 2023.

Also driving the increase in operating expenses from 2022 to 2023 was the reporting of commissions and royalties expenses related to the collaborations with third parties, which amounted to $1,733,800 in 2023. These collaborations were not in place in 2022.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended
	December 31,
	2024	2023	2022
Net Income/(Loss)	$(1,857,429)	$2,159,007	$7,196,327

Weighted average number of common shares outstanding:
Basic	14,802,689	14,555,279	14,080,729
Diluted	14,802,689	16,439,477	15,862,927

Basic Net Income/(Loss) per Common Share	$(0.13)	$0.15	$0.51
Diluted Net Income/(Loss) per Common Share	$(0.13)	$0.13	$0.45

As of December 31, 2024, in addition to our outstanding common stock, we have issued warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

As of December 31, 2024, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock.

As of December 31, 2024, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock. There were also 142,000 shares of issuable Deferred Contingent Stock, issuable upon instruction by the respective Deferred Contingent Stock Recipients.

In comparison, as of December 31, 2023, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

At December 31, 2023, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock.

At December 31, 2023, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock. There were also 142,000 shares of issuable Deferred Contingent Stock, issuable upon instruction by the respective Deferred Contingent Stock Recipients. Reported as a current liability was the minimum number of shares of common stock (160,000) that would eventually be issued pursuant to the Oculus Merger Agreement.

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

In addition, in November 2024, the FASB issued “ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses”. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact, if any, that the updated standard will have on the consolidated financial statements.

On November 27, 2023, the FASB issued ASU 2023-07-Segment Reporting. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance is effective for calendar year public entities in 2024 year-end financial statements, and as such was adopted by the Company in its 2024 year-end financial statements. Refer to the section Segment Disclosures above.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the year ended December 31, 2024, the Company incurred $1,155,067 in advertising and marketing expenses, which primarily related to trade shows, marketing campaigns, and promotional products. During the year ended December 31, 2023, the Company incurred $951,266 in advertising and marketing expenses, which primarily related to trade shows, marketing campaigns, and promotional products. During the year ended December 31, 2022, the Company incurred $662,494 in advertising and marketing expenses, which primarily related to trade shows, marketing, promotional products and public relations.

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

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by using the income approach. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows and other factors. For the discount rate, the Company considered the current market interest rates, including the interest rates on the Company’s closed loans from Surety Bank, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $3,967,708 as of December 31, 2024. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The regulatory risks and uncertainties associated with Lifted's cannabinoid-infused products, vaping and nicotine products industries, together with the other significant risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern.

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

Customer Concentration Risk and Vendor Dependence– A limited number of customers have historically made up a significant portion of the Company’s sales. Also, historically, the Company has purchased raw goods and finished goods from a limited number of suppliers. The loss of Lifted’s relationships with these customers and vendors could have a material adverse effect on Lifted’s business.

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

At December 31, 2024, the Company performed its annual goodwill impairment assessment on the goodwill recognized as part of the acquisition of Lifted, and determined that no impairment was necessary.

The Company’s Investments in Ablis, Bendistillery and Bend Spirits

On April 30, 2019, the Company purchased 4.99% of the common stock of each of Ablis Holding Company, Bendistillery Inc., and Bend Spirits, Inc. for an aggregate purchase price of $1,896,200.

On January 13, 2025, the management of LFTD Partners had a video conference with the officers of Ablis, Bendistillery and Bend Spirits. During this meeting, the management of those companies discussed the performance of Ablis, Bendistillery and Bend Spirits during the year ended December 31, 2024. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time.

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

On February 9, 2022, Lifted signed an Agreement to sell its 50% membership interest in SmplyLifted to Corner Vapory LLC, an affiliate of NWarrender, for $1, plus ninety-nine percent (99%) of any and all payments and other consideration received or owed to Corner Vapory LLC in regard to SmplyLifted’s existing inventory of tobacco-free nicotine pouches. Lifted had the option to re-purchase the 50% membership interest in SmplyLifted LLC from Corner Vapory LLC for $1,000 in cash at any time on or before December 31, 2032. However, Lifted never exercised this option, and SmplyLifted was dissolved on November 28, 2022, due to insolvency.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	December 31, 2024	December 31, 2023
Building	$805,545	$805,545
Land	430,754	430,754
Machinery & Equipment	1,454,958	1,473,609
Furniture & Fixtures	138,184	107,509
Computer Equipment	18,979	18,979
Building & Leasehold Improvements	633,094	581,394
Vehicles	64,309	117,047
Trade Show Booths	214,457	55,081
Sub-total:	$3,760,281	$3,589,918

Less: Accumulated Depreciation	(1,055,666)	(593,531)
	$2,704,615	$2,996,387

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

After allocating depreciation of machinery and equipment, and 5511 Building depreciation, totaling $302,009, respectively, as overhead to finished goods, depreciation expense of $218,622 was recognized during the year ended December 31, 2024.

In comparison, after allocating the annual depreciation of machinery and equipment of $218,882 as overhead to finished goods, depreciation expense of $166,330 was recognized during the year ended December 31, 2023. After allocating the annual depreciation of machinery and equipment of $68,411 as overhead to finished goods, depreciation expense of $75,471 was recognized during the year ended December 31, 2022.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Compensation of Executives and Directors

Please refer to the section ITEM 11. EXECUTIVE COMPENSATION for executive and director compensation information.

Robert T. Warrender III

Mr. Robert T. Warrender III is NWarrender’s brother, and former Director Mr. Robert T. Warrender II’s son. From January 9, 2023 until July 1, 2023, Robert T. Warrender III worked for Lifted as an employee in sales; previously, Mr. Warrender operated as an independent contractor of Lifted. During the years ended December 31, 2023 and 2022, $21,102 and $54,384 in compensation was paid to Mr. Warrender.

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

Corner Vapory LLC

NWarrender is a 50% owner in Corner Vapory LLC. Corner Vapory LLC owned a vape shop (called Corner Vapory), and Canna Vita, a CBD shop, both of which were located in Kenosha, Wisconsin and were customers of Lifted. The other owners of Corner Vapory LLC consist of Lifted’s Director of Operations and his wife. In the past, Lifted sold products to Corner Vapory from time-to-time; however, Lifted did not sell any products to Corner Vapory LLC during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, Corner Vapory LLC purchased $42,384 worth of products from Lifted, and Lifted did not report any receivable from Corner Vapory as of December 31, 2022. Lifted did write off its receivable of $17,260 from Corner Vapory as of September 30, 2022.

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

Laurie Warrender

On December 30, 2024, Laurie Warrender, NWarrender’s mother, was hired as an employee of Lifted, as a consultant and advisor to NWarrender, with a salary of $5,000 per month.

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

As of December 31, 2024, 63,650 shares of Series A Preferred Stock have been converted into a total of 6,365,000 shares of common stock of the Company, which leaves 2,500 shares of Series A Preferred Stock currently outstanding, convertible into 250,000 shares of common stock of the Company.

As of December 31, 2024 and December 31, 2023, the Company has accrued a liability of $5,328 and $5,328, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock. During the year ended December 31, 2024, a total of $7,500 of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the year ended December 31, 2023, a total of $14,963 of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of December 31, 2024, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of December 31, 2024 and December 31, 2023, the Company has accrued a liability of $1,796 and $1,796, respectively, as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the year ended December 31, 2024, a total of $6,000 of cash dividends were paid to the Series B Convertible Preferred Stock holders. In comparison, during the year ended December 31, 2023, a total of $6,000 of cash dividends were paid to the Series B Convertible Preferred Stock holders.

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

Through December 31, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients.

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2024 and changes during the year then ended:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options, Warrants, Rights to Purchase Warrants to Purchase Common Stock and Financing Warrants Outstanding, December 31, 2023	3,612,198	$3.85	1.07	$357,008

Expired Financing Warrants (May 2024)	(155,500)

Expired Stock Options and Rights to Purchase Warrants to Purchase Common Stock (December 2024)	(1,176,698)

Exercisable Warrants Outstanding, December 31, 2024	2,280,000	$5.00	0.15	$-
Outstanding Warrants, December 31, 2024	2,280,000	$5.00	0.15	$-

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

Lifted purchased the 5511 Building from Landlord on December 14, 2023, for $1,375,000 in cash as previously agreed upon, and as a result, the Company derecognized the Finance Lease Right-of-Use Asset and recognized the 5511 Building as Land and Building on the Consolidated Balance Sheet. For more information, refer to the section “Bank Financing and Purchase of Headquarters Building” in NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.

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

As described in NOTE 14 – SUBSEQUENT EVENTS, the Initial Term of the 789 Tech Lease ended on February 28, 2025. On February 28, 2025, Lifted signed an agreement to lease the space located at 789 Tech Center Drive, Unit C, Durango, Colorado 81301 on a month-to-month basis from March 1, 2025 until May 31, 2025.  Lifted is uncertain whether or not an extension beyond May 31, 2025 will be entered into.

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	December 31, 2024
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $226,646	Non-Current Assets	$1,119,434

Liability	Balance Sheet Line	December 31, 2024
Operating Lease Liabilities	Current Liabilities	$224,460
	Non-Current Liabilities	937,988

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Twelve Months Ended December 31,
Lease Cost:	2024	2023	2022
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$41,226	$46,273
Interest on lease liabilities	-	85,873	70,507
Operating lease expense	305,587	210,626	115,239
Total	$305,587	$337,725	$232,019

Weighted Average Discount Rate

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history. The Company’s weighted average discount rate for all its right-of-use liabilities as of the end of the reported period is 9.65%.

Maturity Analysis

The following table is the maturity analysis of the Company’s operating and finance leases as of the reported period end.

Maturity Analysis as of December 31, 2024:	Finance	Operating
2025	$-	$327,062
2026	-	337,567
2027	-	348,411
2028	-	294,626
2029	-	119,967
Thereafter	-	-
Total	-	1,427,634
Less: Present value discount	-	(265,186)
Lease liability	$-	$1,162,449

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

Lifted currently is involved in two pending lawsuits, as the defendant:

(1)	Hernandez v Lifted Liquids – Plaintiffs have sued the Company as representatives of a putative class action case in the United States District Court for the Northern District of Illinois. The Complaint alleges that Plaintiffs bought the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those products was underreported. The Complaint alleges that the Company fraudulently misrepresented the nature of the products, breached an implied warranty, and was unjustly enriched. The Company contends that this lawsuit is without merit and intends to vigorously defend the action. The Company has filed a motion to dismiss the complaint which is being briefed by the parties.
(2)	Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff had filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought 3-4 of the Company’s products, that some of the Company’s products exceeded legal limitations for hemp, and that all of the Defendants misrepresented the nature of the products. In his Amended Complaint, plaintiff asserted seven causes of action including civil RICO claims and alleged the existence of 1,000 “John Doe” defendants. The Company contended that this lawsuit was without merit and vigorously defended the action. On February 6, 2025, the Court ordered that the RICO claims were dismissed with prejudice, and the other claims were also dismissed. The Court noted that the RICO claims were “borderline frivolous”. As described in NOTE 14 – SUBSEQUENT EVENTS, on March 6, 2025, Plaintiff has filed a second amended complaint alleging that the Company misrepresented various products. The Company will continue to vigorously defend against the meritless claims.

Lifted currently is involved in two pending lawsuits, as the plaintiff:

(1)	Lifted Liquids, Inc. v. Asad Awawdeh and Habib Cash and Carry SD, Inc. – The Company has filed an action seeking to recover approximately $98,000 in damages resulting from Defendants’ failure to pay for product they ordered. The matter has been filed in California and the Company intends to pursue the action and recover its damages.
(2)	Lifted Liquids, Inc. v. Chris Hillseth Enterprises Corporation and Ameri-Kal LLC – The Company has filed an action seeking to recover amounts paid for equipment that did not work as represented. The case is in its early stages and the Company intends to pursue the action and recover its damages.

Lifted is currently in a dispute with one of its former insurance carriers, and there is a possibility that this dispute could result in Lifted filing a lawsuit against such insurance carrier to recover a portion of the premiums paid to such insurance carrier.

Dismissal of Loree Perry, Individually and on Behalf of All Others Similarly Situated v. Sheikhani Group, et al

Plaintiff added the Company and four of its officers to a putative class action case against a Texas retailer, several cannabis industry manufacturers, testing companies, and related individuals in the United States District Court for the Eastern District of Texas. The Amended Complaint alleges that Plaintiff bought two of the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those and additional unspecified “many” of the Company’s other products was underreported. The Amended Complaint alleges that all of the Defendants misrepresent the nature of their products and are intentionally engaging in ongoing illegal sales. The Amended Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. The Company contends that this lawsuit is without merit and filed a motion to dismiss. As described in NOTE 14 – SUBSEQUENT EVENTS, on March 8, 2025, Plaintiff has moved to voluntarily dismiss the complaint without prejudice to refiling it at a later date.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool expense during the year ended December 31, 2024.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Year Ended
	December 31,
	2024	2023	2022
Current
Domestic-Federal	$(2,207)	$547,506	$1,787,793
Domestic-State	10,335	(117,495)	719,490
Franchise taxes	12,063	51,150	46,243
Foreign	-	-	-
	20,191	481,161	2,553,526
Deferred
Domestic-Federal	(432,740)	90,482	190,517
Domestic-State	(111,876)	26,422	53,612
Foreign	-	-	-
	(544,616)	116,904	244,129
Total Provision/(Benefit) for Income Taxes	$(524,425)	$598,065	$2,797,655

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Year Ended
	December 31,
	2024	2023	2022

Domestic-Federal	$(502,723)	$568,244	$2,098,733
State taxes, net of federal benefit	(130,141)	143,498	641,946
Non-deductible expenses	70,450	145,095	(1,291)
Franchise taxes	12,063	51,150	46,243
Revision of prior years' provision to return filing	26,253	(316,097)	(2,938)
Change in estimated future income tax rates	(13,129)	116,289	(39,355)
Change in valuation allowance	13,382	(112,536)	40,465
Other	(581)	2,423	13,851
Total Provision/(Benefit) for Income Taxes	$(524,425)	$598,065	$2,797,655

Deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
	2024	2023
Deferred Tax Assets:
Stock-Based Compensation	$2,780,165	$2,766,156
Operating Loss Carry forwards	434,921	-
Sales Allowances	80,371	167,051
Spoiled and Written-Off Inventory	-	9,839
Accrued Related Party Expenses	315	1,036
Allowance for Doubtful Accounts	225,588	98,746
Lease Liabilities	14,676	4,918
Interest Carryforward	54,790	-
Less: Valuation allowance for stock-based compensation	(2,655,721)	(2,642,339)
Total Deferred Tax Assets	935,105	405,407

Deferred Tax Liabilities:
Depreciation & Amortization	(419,971)	(425,536)
Goodwill	-	(9,353)
Total Deferred Tax Liabilities	(419,971)	(434,889)

Net Deferred Tax Assets/(Liabilities)	$515,134	$(29,482)

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Annual Report on Form 10-K and has noted the following subsequent events for disclosure purposes:

Dismissal of Loree Perry, Individually and on Behalf of All Others Similarly Situated v. Sheikhani Group, et al

Plaintiff added the Company and four of its officers to a putative class action case against a Texas retailer, several cannabis industry manufacturers, testing companies, and related individuals in the United States District Court for the Eastern District of Texas. The Amended Complaint alleges that Plaintiff bought two of the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those and additional unspecified “many” of the Company’s other products was underreported. The Amended Complaint alleges that all of the Defendants misrepresent the nature of their products and are intentionally engaging in ongoing illegal sales. The Amended Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. The Company contends that this lawsuit is without merit and filed a motion to dismiss. On March 8, 2025, Plaintiff has moved to voluntarily dismiss the complaint without prejudice to refiling it at a later date.

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC

Plaintiff had filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought 3-4 of the Company’s products, that some of the Company’s products exceeded legal limitations for hemp, and that all of the Defendants misrepresented the nature of the products. In his Amended Complaint, plaintiff asserted seven causes of action including civil RICO claims and alleged the existence of 1,000 “John Doe” defendants. The Company contended that this lawsuit was without merit and vigorously defended the action. On February 6, 2025, the Court ordered that the RICO claims were dismissed with prejudice, and the other claims were also dismissed. The Court noted that the RICO claims were “borderline frivolous”. On March 6, 2025, Plaintiff has filed a second amended complaint alleging that the Company misrepresented various products.  The Company will continue to vigorously defend against the meritless claims.

Director Kevin Rocio appointed as the new Chair of the Nominating Committee of the Board of Directors

On February 18, 2025, director Kevin J. Rocio was appointed as the new Chair of the Nominating Committee of the Board of Directors, replacing Richard E. Morrissy.

Signing of Letters of Intent

On February 19, 2024, LFTD Partners, Lifted, and several of their affiliates as set out below, entered several letters of intent (each an “LOI”) outlining several proposed mergers or acquisitions with various target companies in different industries. Below is a breakdown of the key terms and provisions of the LOIs.

(1) Letter of Intent to Acquire Sustainable Innovations Inc. and its Marijuana Subsidiaries

LIFD, Lifted, Gerard M. Jacobs (“GMJ”), Nicholas S. Warrender (“NSW”), William C. Jacobs (“WCJ”), Sustainable Innovations Inc., an Illinois corporation (“SI”), Sustainable Craft Grow #1, LLC, an Illinois limited liability company (“SCG1”), Sustainable Transporter #1, LLC, an Illinois limited liability company (“ST1”), Sustainable Transporter #2, LLC, an Illinois limited liability company (“ST2”), Illinois Kindness Four, LLC, an Illinois limited liability company (“IK4”), L. John Murray (“JM”) and Erik Carlson (“EC”) entered into a Letter of Intent - SI and Marijuana Subsidiaries dated as of February 19, 2025 (the “LOI - SI and Marijuana Subsidiaries”), pursuant to which, at a closing (the “Marijuana Subsidiaries Closing”):

(a) a wholly-owned subsidiary of LIFD will acquire, in a merger, all of the ownership interests in SCG1, which at the Marijuana Subsidiaries Closing is to own Illinois Cannabis Craft Grow License number 2206010102-CG (the “Craft Grow License”), for merger consideration consisting of 1,985,811 unregistered shares of common stock of LIFD (“LIFD Shares”), pursuant to a mutually acceptable merger agreement which shall include a certified list of SCG1’s licenses, assets, liabilities and contracts acceptable to LIFD;

(b) a wholly-owned subsidiary of LIFD will acquire, in a merger, all of the ownership interests in ST1, which at the Marijuana Subsidiaries Closing is to own Illinois Cannabis Transport License number 2107150140-TR (“Transport License #1”), for merger consideration consisting of 66,194 unregistered LIFD Shares, pursuant to a mutually acceptable merger agreement which shall include a certified list of ST1’s licenses, assets, liabilities and contracts acceptable to LIFD;

(c) a wholly-owned subsidiary of LIFD will acquire, in a merger, all of the ownership interests in ST2, which at the Marijuana Subsidiaries Closing is to own Illinois Cannabis Transport License number 2107150187-TR (“Transport License #2”), for merger consideration consisting of 66,194 unregistered LIFD Shares, pursuant to a mutually acceptable merger agreement which shall include a certified list of ST2’s licenses, assets, liabilities and contracts acceptable to LIFD; and

(d) a wholly-owned subsidiary of LIFD will acquire, in a merger, all of the ownership interests in IK4, which at the Marijuana Subsidiaries Closing is to own Illinois Cannabis Infuser License number 2108011034-IN (the “IK Infuser License”) and certain inventory, for merger consideration consisting of 463,356 unregistered LIFD Shares, pursuant to a mutually acceptable merger agreement which shall include a certified list of IK4’s licenses, assets, liabilities and contracts acceptable to LIFD.

The Marijuana Subsidiaries Closing shall be subject to a number of conditions precedent being fulfilled on or prior to the date of the Marijuana Subsidiaries Closing (the “Marijuana Subsidiaries Closing Date”):

(e) SI shall transfer ownership of the Craft Grow License to SCG1, SI shall transfer ownership of Transport License #1 to ST1, SI shall transfer ownership of Transport License #2 to ST2, and Illinois Kindness Three, LLC (“IK3”) shall transfer ownership of the IK Infuser License and certain inventory to IK4; and IK3 shall transfer certain equipment to TMD Ventures, LLC, a Pennsylvania limited liability company (“TMD”);

(f) IK3 shall receive full payment of both certain license debt and certain equipment debt totaling slightly more than $730,000 (collectively the “License and Equipment Debt”);

(g) The merger agreements and all of the other transactions contemplated by the LOI - SI and Marijuana Subsidiaries shall have obtained all necessary approvals, including: approval by a majority of the LIFD Board; unanimous approval by each of the owners, board of directors and managers of the entities being acquired; and approval by LIFD’s lender, Surety Bank of DeLand, Florida;

(h) all necessary securities filings shall have been filed with, and any necessary approvals shall have been obtained from, the U.S. Securities and Exchange Commission (“SEC”);

(i) Any needed audits and audit opinion letters associated with the mergers shall have been delivered by Fruci to LIFD, and such audits and opinion letters shall have been acceptable to LIFD in form and substance in its discretion;

(j) all necessary approvals of or consents to the Illinois Cannabis License transfers contemplated by the LOI - SI and Marijuana Subsidiaries, to the mergers, or to the executives, directors or stockholders of LIFD or its subsidiaries, shall have been obtained from the State of Illinois and its departments and agencies, and from any other governmental bodies having any approval rights thereof;

(k) LIFD shall have received a written plan, accompanied by an approving legal opinion, regarding the lawful maintenance of the social equity status of SI, SCG1, ST1, ST2 and IK4 during the periods before and after the Marijuana Subsidiaries Closing Date, and such plan and legal opinion shall be acceptable to LIFD in its discretion; and

(l) SI and IK3 shall have entered into a Pre-Closing Agreement, and such Pre-Closing Agreement shall be acceptable to LIFD in its discretion. Pursuant to such Pre-Closing Agreement: IK3 shall transfer ownership of the IK Infuser License and certain inventory to IK4; IK3 shall transfer ownership of certain equipment to TMD; and all contractual and financial obligations owed by SI to IK3 pursuant to certain agreements shall terminate, excepting only IK3’s right to receive full payment of the License and Equipment Debt on or prior to the Marijuana Subsidiaries Closing Date.

SCG1, ST1, ST2 and IK4 have not yet engaged in any business, and as of the Marijuana Subsidiaries Closing Date they shall not yet have engaged in any business.

Both prior to and after the Marijuana Subsidiaries Closing Date, SI shall own Illinois Cannabis Infuser License number 2108011014-IN (the “SI Infuser License”). SI received a social equity forgivable loan from the Illinois DCEO in the amount of $625,000 in relation to the SI Infuser License (the $625,000 Loan”), and under the terms of the $625,000 Loan, the $625,000 Loan must be repaid by SI in full if SI or the SI Infuser License is transferred to a third party prior to or during the one year period after the $625,000 Loan is forgiven (the “Standstill Period”). Immediately following the end of the Standstill Period (the “SI Purchase Date”), the owners of SI shall sell to LIFD all of the capital stock of SI for an aggregate purchase consideration of $10.00.

SI has not yet engaged in any business, and, as of the SI Purchase Date, SI shall not yet have engaged in any business.

SI has already entered into discussions and negotiations with certain third parties related to certain potential marijuana product agreements and arrangements. Prior to the Marijuana Subsidiaries Closing, SI shall use good faith efforts to collaborate with LIFD regarding these discussions and negotiations, SI shall not shop SI or its subsidiaries to potential acquirors other than LIFD, and each of the parties agrees and covenants to use good faith efforts to cause the mergers to close as soon as practicable, subject to the fulfillment of all of the terms, conditions and requirements set forth in the LOI - SI and Merger Subsidiaries and in the related merger agreements.

Either party shall have the unilateral right to terminate the LOI - SI and Merger Subsidiaries, without any payment by or penalty due from any party, if such party in good faith believes that the terms, conditions and requirements that must be met in order for the Merger Subsidiaries Closing to occur cannot reasonably be met on or before March 15, 2025, provided, however, that if one or more of the conditions precedent cannot reasonably be met on or before March 15, 2025, then the parties shall meet and use good faith efforts in an attempt to fashion a mutually acceptable interim arrangement that would accommodate a delay in the Merger Subsidiaries Closing Date to a date after March 15, 2025.

(2) Letter of Intent to Acquire TMD Ventures, LLC

LIFD, Lifted, GMJ, NSW, WCJ, SI, TMD, JM, Karim “Joe” Murray (“KM”), and EC entered into a Letter of Intent - TMD dated as of February 19, 2025 (the “LOI - TMD”), pursuant to which, at a closing (the “TMD Closing”), a wholly-owned subsidiary of LIFD will acquire, in a merger, all of the ownership interests in TMD, for merger consideration consisting of 2,000,000 unregistered LIFD Shares, pursuant to a mutually acceptable merger agreement which shall include a certified list of TMD’s licenses, assets, liabilities and contracts acceptable to LIFD.

TMD shall own the following asset as of the date of the TMD Closing (the “TMD Closing Date”): A leasehold interest in approximately 18,558 rentable square feet located at 7537 Central Ave., Skokie, IL 60077, pursuant to that certain Lease Agreement dated December 6, 2022 by and between Amy and Connor, LLC, as landlord, and TMD, as tenant (the “Skokie Lease”). As of the TMD Closing Date, the Skokie Lease shall be in full force and effect and legally binding, without any outstanding defaults by TMD (as tenant) thereunder.

The TMD Closing shall be subject to a number of conditions precedent being fulfilled on or prior to the TMD Closing Date:

(a) The merger agreement and all of the other transactions contemplated by the LOI - TMD shall have obtained all necessary approvals, including: approval by a majority of the LIFD Board; unanimous approval by each of the owners and managers of TMD; and approval by LIFD’s lender, Surety Bank of DeLand, Florida;

(b) all necessary securities filings shall have been filed with, and any necessary approvals shall have been obtained from, the SEC;

(c) Any needed audit and audit opinion letter associated with the merger shall have been delivered by Fruci to LIFD, and such audit and opinion letter shall have been acceptable to LIFD in form and substance in its discretion; and

(d) Any necessary approvals of or consents to the merger, or to the executives, directors or stockholders of LIFD or its subsidiaries, shall have been obtained from the State of Illinois and its departments and agencies, and from any other governmental bodies having any approval rights thereof.

TMD has not yet engaged in any business, and, as of the TMD Closing Date, TMD shall not yet have engaged in any business.

TMD has already entered into discussions and negotiations with certain third parties related to certain potential agreements and arrangements. Prior to the TMD Closing, TMD shall use good faith efforts to collaborate with LIFD regarding these discussions and negotiations, TMD shall not shop TMD to potential acquirors other than LIFD, and each of the parties agrees and covenants to use good faith efforts to cause the merger to close as soon as practicable, subject to the fulfillment of all of the terms, conditions and requirements set forth in the LOI - TMD and in the related merger agreement.

Either party shall have the unilateral right to terminate the LOI - TMD, without any payment by or penalty due from any party, if such party in good faith believes that the terms, conditions and requirements that must be met in order for the TMD Closing to occur cannot reasonably be met on or before March 15, 2025, provided, however, that if one or more of the conditions precedent cannot reasonably be met on or before March 15, 2025, then the parties shall meet and use good faith efforts in an attempt to fashion a mutually acceptable interim arrangement that would accommodate a delay in the TMD Closing Date to a date after March 15, 2025.

(3) Letter of Intent to Acquire Real Estate Companies

LIFD, Lifted, GMJ, NSW, WCJ, Sustainable Properties, LLC, an Illinois limited liability company (“SP”), 1221 Research Parkway, LLC, an Illinois limited liability company (“1221”), 2422 N. Main, LLC, an Illinois limited liability company (“2422”), JM, Joshua Gillan (“JG”), and EC entered into a Letter of Intent - Real Estate Companies dated as of February 19, 2025 (the “LOI - Real Estate Companies”), pursuant to which, at a closing (the “SP Closing”), a wholly-owned subsidiary of LIFD will acquire, in a merger, all of the ownership interests in SP, for merger consideration consisting of 763,593 unregistered LIFD Shares, pursuant to a mutually acceptable merger agreement which shall include a certified list of SP’s assets, liabilities and contracts acceptable to LIFD.

SP owns 100% of the ownership interests in 1221 and 2422. 1221 owns all of the real estate, building, equipment, fixtures and other improvements located at 1221 Research Parkway, Rockford, IL 61109 (collectively the “1221 Property”). 2422 owns all of the real estate, building, equipment, fixtures and other improvements located at 2422 N. Main Street, Rockford, IL 61103 (the “2422 Property”).

SP, 1221 and 2422 have not engaged in any business, and as of the Closing Date they shall not have engaged in any business.

The SP Closing shall be subject to a number of conditions precedent being fulfilled on or prior to the date of the SP Closing (the “SP Closing Date”):

(a) LIFD shall have received clean updated title insurance policies on the 1221 Property and the 2422 Property.

(b) The merger agreement and all of the other transactions contemplated by the LOI - SP shall have obtained all necessary approvals, including: approval by a majority of the LIFD Board; unanimous approval by each of the owners and managers of SP; and approval by LIFD’s lender, Surety Bank of DeLand, Florida. The parties agree that, in order to try to obtain approval of the merger Agreement by Surety Bank, it is likely that LIFD will be required to commit to Surety Bank in a written agreement that if Surety Bank has not approved LIFD’s and SP’s plan for the development and leasing or joint venturing of the 1221 Property as a marijuana grow facility, as a data center, as a crypto-mining facility, or otherwise, by a particular date, then LIFD and SP will likely be obligated to publicly list the 1221 Property with a nationally recognized broker of industrial buildings for sale, and to complete such sale, as promptly as is commercially feasible.

(c) all necessary securities filings shall have been filed with, and any necessary approvals shall have been obtained from, the SEC; and

(d) Any needed audits and audit opinion letters associated with the mergers shall have been delivered by Fruci to LIFD, and such audits and opinion letters shall have been acceptable to LIFD in form and substance in its discretion.

SP has already entered into discussions and negotiations with certain third parties related to certain potential real estate agreements and arrangements. Prior to the SP Closing, SP shall use good faith efforts to collaborate with LIFD regarding these discussions and negotiations, SP shall not shop SP or its subsidiaries to potential acquirors other than LIFD, and each of the parties agrees and covenants to use good faith efforts to cause the merger to close as soon as practicable, subject to the fulfillment of all of the terms, conditions and requirements set forth in the LOI - Real Estate Companies and in the merger agreement.

Either party shall have the unilateral right to terminate the LOI - SP, without any payment by or penalty due from any party, if such party in good faith believes that the terms, conditions and requirements that must be met in order for the SP Closing to occur cannot reasonably be met on or before March 15, 2025, provided, however, that if one or more of the conditions precedent cannot reasonably be met on or before March 15, 2025, then the parties shall meet and use good faith efforts in an attempt to fashion a mutually acceptable interim arrangement that would accommodate a delay in the SP Closing Date to a date after March 15, 2025.

(4) Letter of Intent to Acquire Hemp and Retail Companies

LIFD, Lifted, GMJ, NSW, WCJ, Sustainable Growers, LLC, an Illinois limited liability company (“SG”), Sustainable Innovations Development Company, LLC, an Illinois limited liability company (“SIDC”), Buckbee Seed Co., LLC, an Illinois limited liability company (“BSC”), Buckbee Seed Company, LLC, SEED II, an Illinois limited liability company (“Mrs. Buckbee’s”), Downtown Rockford Restaurant, LLC, an Illinois limited liability company (“District”), Northtown Restaurant, LLC, an Illinois limited liability company (“Half Baked”), JM, EC and Billy Ni (“Ni”), entered into a Letter of Intent - Hemp and Retail dated as of February 19, 2025 (the “LOI - Hemp and Retail”) pursuant to which, at a closing (the “SG Closing”), a wholly-owned subsidiary of LIFD will acquire, in a merger, all of the ownership interests in SG, for merger consideration consisting of 2,290,777 unregistered LIFD Shares, pursuant to a mutually acceptable merger agreement which shall include a certified list of SG’s assets, liabilities and contracts acceptable to LIFD.

As of the SG Closing:

(a) SG will own 100% of the ownership interests in SIDC and BSC;

(b) BSC will own 100% of the ownership interests in Mrs. Buckbee’s, and 50% of the ownership interests in each of District and Half Baked;

(c) Mrs. Buckbee’s will own all rights, titles and interests in the brand names Mrs. Buckbee’s and Wake N Bakery, and in the lease (the “Mrs. Buckbee’s Lease”) of 275 Deane Drive, Rockford, IL 61107, and the Mrs. Buckbee’s Lease shall be in full force and effect and legally binding, without any outstanding defaults by Mrs. Buckbee’s (as tenant) thereunder;

(d) District will own all rights, titles and interests in in the brand name District Bar & Grill, and in the lease (the “District Lease”) of 205 W. State St., Rockford, IL 61101, and the District Lease shall be in full force and effect and legally binding, without any outstanding defaults by District (as tenant) thereunder; and

(e) Half Baked will own all rights, titles and interests in the brand name Half Baked Bar, and in the lease (the “Half Baked Lease”) of 908 W. Riverside, Rockford, IL 61103, and the Half Baked Lease shall be in full force and effect and legally binding, without any outstanding defaults by Half Baked (as tenant) thereunder.

The SG Closing shall be subject to a number of conditions precedent being fulfilled on or prior to the date of the SG Closing (the “SG Closing Date”):

(f) The merger agreement and all of the other transactions contemplated by the LOI - SG shall have obtained all necessary approvals, including: approval by a majority of the LIFD Board; unanimous approval by each of the owners and managers of SG, SIDC, BSC, Mrs. Buckbee’s, District and Half Baked; and approval by LIFD’s lender, Surety Bank of DeLand, Florida;

(g) all necessary securities filings shall have been filed with, and any necessary approvals shall have been obtained from, the SEC; and

(h) Fruci shall have audited the financial statements of SG and its subsidiaries for fiscal years 2023 and 2024 in accordance with U.S. generally accepted accounting principles (and potentially, after Fruci has reviewed those companies’ financial statements for quarterly periods during 2025), and such audited financial statements and audit opinion letters associated with the merger (collectively the “Audit”) shall have been delivered by Fruci to LIFD, all as shall be necessary to allow SG to be acquired by LIFD pursuant to all applicable SEC and FASB rules and regulations, and to allow LIFD to timely file all necessary securities filings with the SEC, and the Audit shall have been acceptable to LIFD in its discretion. SG and its subsidiaries shall use good faith efforts to cause the Audit to be completed as promptly as possible.

From and after the date of the LOI - SG through the SG Closing Date:

(i) SG and each of its subsidiaries shall continue to operate in due course and consistently with their historical practices;

(j) Any and all after-tax free cash flow generated by SG, SIDC, BSC and Mrs. Buckbee’s, or generated by BSC’s 50% ownership interests in District and Half Baked, shall be deposited by SG, SIDC, BSC, Mrs. Buckbee’s, District and Half Baked into checking accounts at Surety Bank in the names of SG, SIDC, BSC (in the case of after-tax free cash flow generated by BSC or by BSC’s 50% ownership interests in District and Half Baked) and Mrs. Buckbee’s, and shall not be otherwise paid out, distributed or dissipated prior to the SG Closing Date; and

(k) all leases, contracts, agreements, books, records, profit and loss statements, balance sheets, cash flow statements, distribution records, bank statements, borrowings, other material documents, and tax returns, of each of SG, SIDC, BSC, Mrs. Buckbee’s, District and Half Baked shall be diligently, accurately and professionally prepared and maintained in accordance with all applicable laws, rules and regulations, and shall be made available for review and copying by LIFD upon reasonable advance notice; and

(l) SG’s executives shall use good faith efforts to facilitate discussions by and among LIFD, SG and Ni, regarding the potential terms and conditions pursuant to which LIFD or its designee might acquire Ni’s 50% ownership interests in District and Half Baked.

SG has already entered into discussions and negotiations with certain third parties related to certain potential agreements and arrangements regarding SG and its subsidiaries, such as the potential for franchising Mrs. Buckbee’s. Prior to the SG Closing, SG shall use good faith efforts to collaborate with LIFD regarding these discussions and negotiations, SG shall not shop SG or its subsidiaries to potential acquirors other than LIFD, SG and its subsidiaries shall be operated only in accordance with the ordinary, normal and customary course thereof consistent with past practices or as otherwise contemplated in the LOI - SG, and each of the parties agrees and covenants to use good faith efforts to cause the merger to close as soon as practicable, subject to the fulfillment of all of the terms, conditions and requirements set forth in the LOI - SG and in the merger agreement.

Either party shall have the unilateral right to terminate the LOI - SG, without any payment by or penalty due from any party, if such party in good faith believes that the terms, conditions and requirements that must be met in order for the SG Closing to occur cannot reasonably be met. Provided, that the parties expressly agree and acknowledge that the timing of completion of the Audit is uncertain, and none of the parties shall use any delay in the timing of completion of the Audit as an excuse to terminate either the LOI - SG or the merger agreement as long as SG and its subsidiaries are using good faith efforts to complete the Audit in a commercially reasonable fashion and time frame.

(5) Letter of Intent Regarding Boards of Directors and Executives

LIFD, Lifted, GMJ, NSW, WCJ, JM and EC entered into a Letter of Intent - Boards of Directors and Executives dated as of February 19, 2025 (the “LOI - Boards and Executives”).

As an express inducement to each of the parties to enter into the Letter of Intent - Boards and Executives and the LOI - SI and Marijuana Subsidiaries, the parties agree that:

(a) Effective on the Marijuana Subsidiaries Closing Date, the Bylaws of LIFD shall be changed to increase the size of the Board of Directors of LIFD (the “LIFD Board”) from nine (9) members to ten (10) members, and JM shall be added to the LIFD Board effective as of the completion of the Marijuana Subsidiaries Closing;

(b) At the Marijuana Subsidiaries Closing, LIFD shall grant to each member of the LIFD Board who is not an employee of LIFD (a “Non-Employee LIFD Board Member”) assignable warrants to purchase 50,000 LIFD Shares at an exercise price of $3.25 per LIFD Share and assignable warrants to purchase 50,000 LIFD Shares at an exercise price of $5.00 per LIFD Share, provided that each such warrant: (1) shall contain a so-called “cashless exercise” provision; (2) shall expire if not exercised on or before the seventh anniversary of the Marijuana Subsidiaries Closing Date; and (3) shall not vest and shall not be exercisable unless and until LIFD’s audited earnings per share (“EPS”) during 2025 or any subsequent calendar year is at or above $0.20 on a fully diluted basis;

(c) At the Marijuana Subsidiaries Closing, each of the existing employment agreements of GMJ, NSW and WCJ (the “LIFD Executives”) with LIFD shall terminate, and each of JM, EC and the LIFD Executives (collectively the “Senior Executives”) shall sign a mutually acceptable new five year “rolling” employment agreement with LIFD (individually an “Employment Agreement” and collectively the “Employment Agreements”) generally in the same form as the existing employment agreements of the LIFD Executives with LIFD, excepting only as follows:

(1) The Senior Executives shall serve in the following capacities, respectively:

GMJ -

Chairman of the LIFD Board and of the board of directors or managers of each of LIFD’s wholly-owned subsidiaries, Chief  Executive Officer and Secretary of LIFD, and Secretary of each of  LIFD’s wholly-owned subsidiaries

NSW -

Vice Chairman of the LIFD Board and of the board of directors or managers of each of LIFD’s wholly-owned subsidiaries, Chief Operating Officer of LIFD, and Founder and Chief Executive Officer of Lifted

WCJ -

Director of the LIFD Board and of the board of directors or managers of each of LIFD’s wholly-owned subsidiaries, President, Chief Financial Officer and Treasurer of LIFD, and President and Treasurer of Lifted

JM -	Director of the LIFD Board and of the board of directors or managers of each of LIFD’s wholly-owned subsidiaries, and Chief Business Officer and Chief Strategy Officer of LIFD
EC -

General Counsel and Chief Compliance Officer of LIFD, who will be invited to attend all meetings of the LIFD Board and of the board of directors or managers of each of LIFD’s wholly-owned subsidiaries;

(2) The annual base salary of NSW shall be $500,000. The annual base salaries of each of GMJ, WCJ, JM and EC shall initially be $250,000, provided that immediately following the first calendar quarter in which LIFD’s consolidated gross revenue exceeds $20,000,000, then the annual base salaries of each of GMJ, WCJ, JM and EC shall increase to $400,000, and provided further, that immediately following the first calendar quarter in which LIFD’s consolidated gross revenue exceeds $25,000,000, then the annual base salaries of each of GMJ, WCJ, JM and EC shall increase to $500,000, and provided further, that if the annual base salary of any of the Senior Executives is ever increased above $500,000, then the annual base salary of each of the other Senior Executives shall automatically also be increased so that none of the Senior Executives has an annual base salary which exceeds the annual base salary of any of the other Senior Executives by more than $100,000;

(3) The amount of the annual company-wide bonus pool for each of years 2025 and 2026 shall be capped, so that in no event shall the amount of the annual company-wide bonus pool for either 2025 or 2026 decrease LIFD’s audited EPS for such year below an EPS of $0.20 on a fully diluted basis, provided that certain previously disclosed overpayments of the annual company-wide bonus pool in regard to calendar year 2022 which were made to certain Lifted employees who are not Senior Executives shall not reduce the calculation of the annual company-wide bonus pool for calendar year 2025 or for any subsequent year, and provided further that nothing in this Section shall be deemed to cap the annual company-wide bonus pool for 2027 or any subsequent year; and

(4) LIFD shall grant to each of the Senior Executives assignable warrants to purchase 500,000 LIFD Shares at an exercise price of $3.25 per LIFD Share and assignable warrants to purchase 500,000 LIFD Shares at an exercise price of $5.00 per LIFD Share (collectively such Senior Executive’s “Warrants”), provided that each of such Senior Executive’s Warrants: (i) shall contain a so-called “cashless exercise” provision; (ii) shall expire if not exercised on or before the seventh anniversary of the Marijuana Subsidiaries Closing Date; and (iii) shall not vest and shall not be exercisable unless and until LIFD’s audited EPS during 2025 or any subsequent calendar year is at or above $0.20 on a fully diluted basis;

provided, that:

(iv) each of the Senior Executives, at his election, may elect to sign his Employment Agreement with a newly formed Illinois corporation (“Senior Executive Corporation”) the capital stock of which is owned by such Senior Executive;

(v) on the Closing Date such Senior Executive Corporation shall merge with and into LIFD (a “Senior Executive Corporation Merger”), with LIFD being the survivor of such Senior Executive Corporation Merger;

(vi) the merger consideration that shall be paid by LIFD in such Senior Executive Corporation Merger pursuant to which LIFD shall acquire 100% of the capital stock of such Senior Executive Corporation shall consist of one LIFD Share plus such Senior Executive’s Warrants described above; and

(vii) upon the closing of such Senior Executive Corporation Merger, such Employment Agreement shall be legally binding upon LIFD (as employer) and such Senior Executive (as employee), and LIFD shall assume all rights and obligations of such Senior Executive Corporation (as employer) under such Employment Agreement;

(d) Promptly following the Marijuana Subsidiaries Closing, LIFD shall hire a full-time internal CPA who is a resident of Illinois, who shall be acceptable to and report to LIFD’s President and CFO, and who shall be responsible for maintaining the financial books and records and for handling all needed internal accounting functions for the operations of the subsidiaries of LIFD operating in Illinois; and

(e) At the Marijuana Subsidiaries Closing, the existing Shareholder Agreement among the LIFD Executives shall terminate, and each of the five Senior Executives shall sign a mutually acceptable new Shareholder Agreement in which they shall agree, among other things, following the Closing:

(1) to nominate, support, agree upon, and vote in favor only of slates of nominees for the LIFD Board, and for the boards of directors and managers of all subsidiaries and affiliates of LIFD (collectively “LIFD Subsidiaries and Affiliates”), who are mutually acceptable to all five of the Senior Executives;

(2) to propose, request, support, agree upon, accept, assist, facilitate and vote in favor only of base salaries, bonuses and bonus pools, commission agreements, consulting agreements, employment agreements, stock options and warrants, and any other direct or indirect forms of equity or profit participation or compensation, paid or entered into by LIFD and/or by LIFD Subsidiaries and Affiliates, to or for the benefit of any of the Senior Executives, key employees, contractors or consultants of LIFD and/or LIFD Subsidiaries and Affiliates, that are mutually acceptable to all five of the Senior Executives;

(3) to propose, request, support, agree upon, accept, assist, facilitate and vote in favor only of material corporate agreements and contracts, mergers, purchases, acquisitions and divestitures, plan or arrangement, capital raises, and other lawful corporate transactions or series of transactions of any nature (individually a “Transaction” and collectively “Transactions”) involving LIFD and/or LIFD Subsidiaries and Affiliates that are mutually acceptable to all five of the Senior Executives; and

(4) not to directly or indirectly sell or transfer any right, title or interest in or to some or all of their LIFD stock, stock options or warrants in any Transaction that could or might result in a change of control of LIFD, unless such Transaction is mutually acceptable to all five of the Senior Executives and is approved by a majority of the LIFD Board.

These transactions described herein, are subject to numerous conditions and risks, including but not limited to the following:

There is No Assurance That Any of These Transactions Will Close

There can be no assurance that the proposed acquisitions described above will be completed as currently contemplated, or at all. Each transaction is subject to the satisfaction of various conditions precedent, including regulatory approvals, due diligence, execution of definitive agreements, financial audits, and third-party consents. If any of these conditions are not met, the transactions may be delayed, modified, or terminated, which could adversely impact LIFD’s business strategy and shareholder expectations.

The Acquisitions Are Subject to Extensive Regulatory Approvals and Compliance Risks

The acquisitions of Sustainable Innovations Inc. and its Marijuana Subsidiaries involve obtaining Illinois Cannabis Licenses, which are subject to strict regulatory oversight. There is no guarantee that the necessary governmental approvals from Illinois state agencies, the SEC, or LIFD’s lender will be obtained in a timely manner, or at all. Failure to secure these approvals could prevent the consummation of the transactions or result in additional regulatory burdens, fines, or penalties.

Stock-Based Consideration Will Result in Significant Dilution to Existing Shareholders

LIFD intends to issue unregistered shares of common stock as consideration for these acquisitions. The issuance of additional shares will dilute existing shareholders, and if LIFD’s stock price declines, the valuation of the acquisitions may become unfavorable to the Company. Furthermore, if recipients of these shares choose to sell their stock in large quantities when they are legally permitted to do so, it could create downward pressure on LIFD’s stock price.

Financial Audit and Due Diligence Risks May Delay or Prevent the Closings

Each target company must satisfy financial reporting and audit requirements as part of the closing process. If financial statements do not meet SEC standards, or if auditors identify material weaknesses, inconsistencies, or liabilities, it could result in additional delays or a decision not to proceed with the acquisitions. Additionally, any undisclosed financial obligations or liabilities uncovered during due diligence could materially impact LIFD’s financial condition.

Integration of the Acquired Companies May Be Challenging and Costly

Successfully integrating multiple acquisitions across cannabis, hemp, retail, and real estate will require significant resources and management focus. Risks associated with integration include:

•	Aligning corporate cultures and business practices;
•	Consolidating financial and operational systems;
•	Managing regulatory compliance across multiple industries;
•

Retaining key executives and employees from acquired entities. If integration efforts are unsuccessful, LIFD may fail to realize anticipated synergies, resulting in lower-than-expected revenue, increased expenses, and potential impairments to acquired assets.

LIFD’s Expansion into Regulated Cannabis Markets Involves Additional Risks

The cannabis industry is extremely competitive, with many companies being unprofitable or going bankrupt due to low prices, costly regulations and high taxes on marijuana, an unregulated “black market”, and inability to deduct their costs of selling a federally illegal product under section 280E of the Internal Revenue Code. The cannabis industry is also subject to changing federal and state laws. Future regulatory changes could:

•	Increase the number of cannabis licenses
•	Increase compliance costs
•	Restrict business operations
•	Impact the ability to obtain or renew cannabis licenses
Additionally, if federal cannabis laws change, LIFD could face increased scrutiny from financial institutions, lenders, and regulatory agencies, which may affect its ability to conduct business

The Acquisitions of Real Estate Assets Are Subject to Market and Financing Risks

LIFD’s acquisition of Sustainable Properties, LLC and its associated real estate holdings in Rockford, Illinois involves risks related to property valuation, development, and tenant acquisition. The success of these properties depends on:

•	Securing and/or maintaining proper zoning and permits;
•	Attracting qualified tenants or buyers;
•	Managing maintenance and operational costs.
Additionally, if LIFD’s lender does not approve the transaction, the Company may be required to sell the real estate assets, potentially at a loss.

Failure to Maintain Social Equity Status Could Trigger a $625,000 Loan Repayment Obligation

Sustainable Innovations Inc. received a $625,000 social equity forgivable loan from the Illinois Department of Commerce and Economic Opportunity relating to an Illinois cannabis infuser license. Under the loan’s terms, if SI or that infuser license is transferred before the end of the required “Standstill Period,” the loan must be repaid in full. If LIFD proceeds with the acquisition and is required to repay the loan, it could result in an unexpected financial obligation or liability.

The Company May Be Required to Commit to Selling Certain Acquired Assets

To obtain lender approval for the acquisition of Sustainable Properties, LLC, LIFD may be required to commit to selling the 1221 Property or other assets if financing terms are not favorable. This could impact LIFD’s ability to execute its long-term real estate strategy.

Macroeconomic and Industry-Specific Risks Could Impact Business Operations

The success of the acquired companies depends on broader economic conditions, industry competition, and consumer trends. Risks include:

•	Volatility in cannabis and hemp markets;
•	Potential oversupply in cannabis cultivation;
•	Fluctuations in commercial real estate values;
•	Changes in consumer preferences in the retail and food & beverage sectors.
If market conditions deteriorate, LIFD’s growth strategy and financial performance could be adversely affected.

Durango Lease

Lifted’s lease of the space located at 789 Tech Center Drive, Unit C Durango, Colorado (the “Durango Space”) ended on February 28, 2025. On February 28, 2025, Lifted signed an agreement to lease the Durango Space on a month-to-month basis from March 1, 2025 until May 31, 2025. Lifted is uncertain whether or not an extension beyond May 31, 2025 will be entered into.

