Form 10-Q
period 2025-03-31
LFTD PARTNERS INC.
filed 2025-05-15
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2025, there were 14,822,678 shares of the registrant’s common stock outstanding.

LFTD Partners Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2025

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding the Company’s future financial position, planned acquisitions, performance, operations, business strategy, budgets, projected costs, capital spending, sources of liquidity and financing sources, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made herein. These risks and uncertainties include the risk factors described under the heading “SUMMARY OF RISK FACTORS” under Part I and the risk factors described in Item 1A under the heading “RISK FACTORS” included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025 and in our other U.S. Securities and Exchange Commission (“SEC”) public filings, which can be read at www.sec.gov. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. We undertake no obligation to further update any such statement, or the risk factors described under the heading “SUMMARY OF RISK FACTORS” under Part I and the risk factors described in Item 1A under the heading “RISK FACTORS” included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025, to reflect new information, the occurrence of future events or circumstances or otherwise. None of the statements contained herein have been approved by the Food and Drug Administration, and none of the products manufactured or sold by the Company are intended to diagnose, treat, cure or prevent any disease.

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,279,962	$2,146,947
Prepaid Expenses	901,411	1,598,654
Accounts Receivable, net of allowance of $483,861 in 2025 and $853,329 in 2024	2,987,841	2,358,823
Inventory	9,788,311	9,316,291
Income Tax Receivable	689,123	682,347
Current Portion of Settlement Asset and Receivables	337,000	460,500
Other Current Assets	431,527	364,443
Total Current Assets	17,415,176	16,928,005
Restricted Cash	1,000,000	1,000,000
Goodwill	23,092,794	23,092,794
Investment in Ablis	399,200	399,200
Investment in Bendistillery and Bend Spirits	1,497,000	1,497,000
Net Deferred Tax Asset	592,677	515,134
Fixed Assets, less accumulated depreciation of $1,195,297 in 2025 and $1,055,666 in 2024	2,642,129	2,704,615
Security and State Licensing Deposits and Bonds	55,130	59,630
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $282,450 in 2025 and $226,646 in 2024	1,063,630	1,119,434
Total Assets	$47,757,736	$47,315,812
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	$232,431	$224,460
Deferred Revenue	766,215	674,676
Collab Commissions and Royalties Payable	16,322	37,342
Accounts Payable and Accrued Expenses	5,426,907	4,563,464
Accounts Payable - Related Party	4,348	1,190
Preferred Stock Dividends Payable	7,453	7,124
Notes Payable to Surety Bank	573,114	559,418
Interest Payable to Surety Bank	15,676	16,336
Total Current Liabilities	7,042,466	6,084,011
Non-Current Liabilities
Operating Lease Liability	877,373	937,988
Notes Payable to Surety Bank	2,639,829	2,789,372
Total Non-Current Liabilities	3,517,202	3,727,360
Total Liabilities	10,559,667	9,811,371
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	3
2,500 shares issued and outstanding at March 31, 2025
2,500 shares issued and outstanding at December 31, 2024
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at March 31, 2025
40,000 shares issued and outstanding at December 31, 2024
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,823	14,823
14,822,678 shares issued and outstanding at March 31, 2025
14,822,678 shares issued and outstanding at December 31, 2024
Additional Paid-in Capital	40,986,553	40,986,553
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at March 31, 2025 and December 31, 2024	470,730	470,730
Accumulated Deficit	(4,274,080)	(3,967,708)
Total Shareholders' Equity	37,198,068	37,504,441
Total Liabilities and Shareholders' Equity	$47,757,736	$47,315,812

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Net Sales	$9,123,850	$10,666,649
Cost of Goods Sold	6,906,457	7,282,609
Gross Profit	2,217,393	3,384,040
Operating Expenses
Payroll Expenses	1,299,570	1,602,078
Professional Fees	303,304	389,338
Bank Charges and Merchant Fees	150,508	159,138
Advertising and Marketing	415,572	176,660
Bad Debt Expense	(403,869)	275,278
Depreciation	62,265	48,798
Collab Commission and Royalty Expense	67,098	170,915
Other Operating Expenses	651,331	684,169
Total Operating Expenses	2,545,779	3,506,374
Loss From Operations	(328,386)	(122,334)
Other Income/(Expenses)
Interest Income	32,884	41,354
Interest Expense	(79,993)	(92,850)
Dividend Income	-	1,193
Debt Financing Expenses	(2,742)	(2,773)
Penalties	(13)	(133)
Loss on Disposal of Fixed Assets	-	(13,946)
Loss on Jeeter Collab	-	(1,349,467)
Loss on Deposits	(4,500)	-
Total Other Expenses	(54,364)	(1,416,622)
Loss Before Provision for Income Taxes	(382,750)	(1,538,956)
Provision for Income Taxes	79,708	397,952
Net Loss Attributable to LFTD Partners Inc. common stockholders	$(303,042)	$(1,141,004)

Basic Net Loss per Common Share	$(0.02)	$(0.08)
Diluted Net Loss per Common Share	$(0.02)	$(0.08)

Weighted average number of common shares outstanding:
Basic	14,822,678	14,805,678
Diluted	14,822,678	14,805,678

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

						Deferred
	Preferred Stock		Common Stock		Additional Paid-in	Contingent Stock to be	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, December 31, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,096,780)	$38,818,011
Series A Preferred Stock dividend payable							(1,862)	(1,862)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(1,141,004)	(1,141,004)
Balance, March 31, 2024	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(3,241,142)	$37,673,649

Balance, December 31, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,967,708)	37,504,441
Series A Preferred Stock dividend payable							(1,850)	(1,850)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(303,042)	(303,042)
Balance, March 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,274,080)	37,198,068

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net Loss	$(303,042)	$(1,141,004)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Bad Debt Expense	(403,869)	275,278
Depreciation and Amortization	139,632	125,765
Debt Financing Expenses	2,742	2,773
Loss on Disposal of Fixed Assets	-	13,946
Loss on Jeeter Collab	-	1,349,467
Loss on Deposits	4,500	-
Spoiled and Written Off Inventory	464,521	398,815
Sales Allowance	-	(290,284)
Deferred Income Taxes	(77,543)	(404,948)
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(225,149)	(300,097)
Prepaid Expenses	697,243	942,995
Income Tax Receivable and Payable, net	(6,777)	(20,990)
Inventory	(936,542)	256,629
Other Current Assets	(67,084)	(29,506)
Collab Commissions and Royalties Payable	(21,020)	(110,138)
Accounts Payable and Accrued Expenses	862,783	(1,722,498)
Accounts Payable and Interest Payable to Related Parties	3,158	(2,135)
Change in Settlement Asset and Receivables	123,500	215,499
Change in Right Of Use Asset	55,804	40,841
Change in Operating Lease Liabilities	(52,645)	(39,087)
Deferred Revenue	91,539	617,311
Net Cash Provided by Operating Activities	351,751	178,633
Cash Flows From Investing Activities
Purchases of Fixed Assets	(77,147)	(31,835)
Net Cash Used in Investing Activities	(77,147)	(31,835)
Cash Flows From Financing Activities
Payments on Surety Bank Loans	(138,589)	(125,152)
Payments of Dividends to Preferred Stockholders	(3,000)	(3,000)
Net Cash Used In Financing Activities	(141,590)	(128,152)
Net Increase in Cash	133,015	18,646
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,146,947	5,357,539
Cash, Cash Equivalents and Restricted Cash at End of Period	$3,279,962	$5,376,185

	For the Three Months Ended
	March 31,
	2025	2024
Supplemental Cash Flow Information
Cash Paid For Interest	$80,653	$93,446
Cash Paid For Income Taxes	696	20,991

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	$2,279,962	$4,376,185
Restricted Cash	1,000,000	1,000,000
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$3,279,962	$5,376,185

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

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand and other brands, hemp-free health and wellness gummies under its Mielos brand (www.mielos.com), and hemp-free energy gummies under its Rebel Energy Gummy brand (www.RebelEnergyGummy.com). Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) hemp-derived products, and is the exclusive manufacturer and seller in the USA of hemp-derived products for a subsidiary of a large, publicly traded US marijuana company. LFTD Partners Inc. also owns 4.99% of hemp-derived beverage and products maker Ablis (www.Ablis.shop), and of craft distillers Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com) and Bend Spirits, Inc., all located in Bend, OR.

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

Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) hemp-derived products. Lifted is also the exclusive manufacturer and seller in the USA of hemp-derived products for a subsidiary of a large, publicly traded US marijuana company. Lifted also manufactures and sells similar hemp-derived products to private label clients.

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

On December 20, 2018, President Donald J. Trump signed the Agricultural Improvement Act of 2018, which is more commonly known as the “2018 Farm Bill”. The 2018 Farm Bill legalizes hemp cultivation and declassifies hemp as a Schedule I controlled substance. However:

(1) Farm Bill: As of the date of this Quarterly Report on Form 10-Q, the Agriculture Improvement Act of 2018 (commonly known as the 2018 Farm Bill) has been extended twice and is now set to expire on September 30, 2025. This extension allows existing programs, including those related to hemp production, to continue operating under current regulations. The upcoming Farm Bill, anticipated to be enacted before the current extension expires, is under active discussion. Various stakeholders are lobbying for changes, and there is no certainty that the provisions legalizing Lifted's products will be reauthorized in the new legislation. If the next Farm Bill prohibits or significantly restricts hemp-derived products, it could materially and adversely affect Lifted's business operations and the trading price of our common stock;

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

Furthermore, the regulation of hemp-derived, psychoactive and nicotine products is evolving. Lifted may become subject to new laws, rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon nicotine and Cannabis Companies imposed by the U.S. President pursuant to executive orders, by the U.S. Congress in laws, by U.S. federal agencies such as the FDA and/or the DEA, and/or by state and local governments. For example, Lifted’s business may be impacted by any language relating to hemp-derived or psychoactive products that might be contained in any bill that might federally legalize marijuana, or that might be contained in the next so-called “Farm Bill”, or that intentionally or unintentionally might be contained in other legislation at the federal or state level, such as in the new Wisconsin law discussed in our Annual report on Form 10-K for the year ended December 31, 2024 under the section Significant Financial Obligations and Acute Regulatory Risks. Without limiting the generality of the foregoing, governmental laws, rules and regulations may impose significant new rules, restrictions, limitations, prohibitions and/or taxes on when, where, how and to whom Lifted may sell its products, and these new rules, restrictions, limitations, prohibitions and/or taxes may have a material adverse effect on Lifted’s business and the trading price of our common stock.

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

As of March 31, 2025, Lifted has approximately 133 full time and part time employees and independent contractors who are engaged in product formulation, production, design and branding, website development, private label client management, sales, strategy, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. Currently, most of Lifted’s employees and independent contractors are based in Wisconsin, and the rest are located in Colorado, Illinois, and Florida.

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

Sources of Supply

Lifted sources its raw goods from different suppliers. Lifted’s raw goods are tested by third-party labs, and Lifted’s finished goods are also tested by third-party labs. Lifted does not grow or manufacture its raw goods, nor does Lifted process or extract cannabinoids or other substances from raw goods. However, many of Lifted’s finished goods are made in-house using the raw goods purchased from third party vendors. Some finished goods are purchased from third party vendors, which make products for Lifted in accordance with Lifted’s specifications. Lifted designs the majority of its packaging in-house, and typically employs a third party firm to manufacture that packaging.

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

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest, and (2) a $910,000 loan at 10% fixed annual interest, the net proceeds of which were used by Lifted to pay a portion of the $1,375,000 purchase price of Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”). The two loans are cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted, in favor of Surety Bank. As of March 31, 2025, the aggregate outstanding principal amount of these two loans is $3,212,943.

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

Default under any of the agreements described above could have a highly detrimental, if not catastrophic impact on our Company.

Consolidated Balance Sheet Presentation of the Working Capital and Business Loans and Maturity Analysis

The following presents the Working Capital and Business Loans in the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Working Capital Loan	$2,378,812	$2,509,838
Real Estate Loan	875,386	882,950
Total principal amount	3,254,198	3,392,788
Less: Unamortized debt financing costs	(41,255)	(43,997)
Less: Current portion of Surety Bank notes	(573,114)	(559,418)
Non-Current portion of Surety Bank notes	$2,639,829	$2,789,372

The following represents aggregate payments due on the Working Capital and Business Loans as of March 31, 2025:

Maturity Analysis as of March 31, 2025

2025	$657,704
2026	876,939
2027	876,939
2028	1,618,429
Thereafter	-
Total	4,030,012
Less: Interest portion	(775,813)
Total principal amount	$3,254,198

Manufacturing, Sales and Marketing Agreements

During the year ended December 31, 2023, Lifted entered into Manufacturing, Sales and Marketing Agreements with Cali Sweets, LLC (“Cali”), Diamond Supply Co. (“Diamond”), and DreamFields Brands Inc. d/b/a Jeeter (“Jeeter”); and, on or about January 23, 2024, Lifted entered into a Manufacturing, Sales and Marketing Agreement with a wholly owned subsidiary of a large, publicly traded US marijuana company (collectively, “Agreements”). The terms of these Agreements are described below. As of March 31, 2025, all of the Agreements were in effect, except for the Jeeter Agreement, which had been terminated on January 1, 2024, and the Cali Agreement, which had been terminated as of January 1, 2025. The aggregate net revenue related to these Agreements for the quarter ended March 31, 2025 was $113,022.

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

Termination of Cali Agreement

On or about April 28, 2025, Lifted and Cali terminated the Cali Agreement. Under the Termination Agreement, Lifted and Cali mutually agreed to terminate the Cali Agreement and all agreements, obligations and responsibilities of the parties thereunder, as of January 1, 2025.

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

Terminations of Letters of Intent

As described in NOTE 14 – SUBSEQUENT EVENTS, on April 11, 2025, the Company formally notified the counterparties to the following Letters of Intent, each dated as of February 19, 2025, that such Letters of Intent have been terminated, effective immediately:

1. Letter of Intent – Sustainable Innovations Inc. and Marijuana Subsidiaries

2. Letter of Intent – TMD Ventures, LLC

3. Letter of Intent – Sustainable Properties, LLC and Affiliates

4. Letter of Intent – Sustainable Growers, LLC and Affiliates

5. Letter of Intent – Boards of Directors and Executives

After extensive review and negotiations, the Company determined that the conditions, expectations, and objectives underlying the Letters of Intent could not reasonably be satisfied on acceptable terms. As a result, the Company has elected to terminate all such Letters of Intent in accordance with their respective termination provisions.

The termination applies to all related transactions and agreements contemplated under the aforementioned Letters of Intent, which are now considered null and void with no further force or effect. The Company will not proceed with any of the transactions contemplated by the terminated Letters of Intent.

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

Stockholders Agreement

At the closing of the Lifted Merger, Nicholas S. Warrender (“NWarrender”), Gerard M. Jacobs (“GJacobs”), and William C. Jacobs (“WJacobs”) entered into a Stockholders Agreement which can be summarized as follows: each of them will vote all shares of our common stock now or hereafter owned or controlled by him as unanimously agreed upon by all three of them, including as to the following matters: election, removal and filling vacancies on our board of directors; our charter and bylaws; employment agreements, consulting agreements, fee agreements, base salaries, bonuses, management bonus pools amounts and calculations, management bonus pool allocations and payments, future stock options or warrants issuances, and any other direct or indirect compensation or benefits of any nature whatsoever; acquisitions; divestitures; and capital raises.

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

Accounts Receivable – Accounts receivable of $2,987,841, net of $483,861 allowance for doubtful accounts, were outstanding at March 31, 2025. In comparison, accounts receivable of $2,358,823, net of $853,329 allowance for doubtful accounts, were outstanding at December 31, 2024.

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

In performing its CECL Model Analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. As of March 31, 2025, the Allowance for Doubtful Accounts is $483,861, which is the total of the invoices older than 90 days as of March 31, 2025, because this figure is larger than the Bad Debt Calc. Management believes that Lifted’s Allowance for Doubtful Accounts has been conservatively analyzed and prepared and is appropriate as of reporting period end.

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

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Raw Goods	$6,013,994	$5,867,526
Finished Goods	3,774,317	3,448,765
Total Inventory	$9,788,311	$9,316,291

The process of determining obsolete or spoiled inventory involves:

1)	Identifying raw goods that would no longer be used in the manufacture of finished goods;
2)	Identifying expired raw goods;
3)	Identifying finished goods that would no longer be sold or that are slow moving;
4)	Identifying finished goods that are expired; and
5)	Valuing and expensing raw and finished goods that would no longer be sold.

Monthly overhead costs such as payments for rent, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods. At March 31, 2025, $388,633 of overhead costs incurred during the first quarter of 2025 were allocated to finished goods. In comparison, at December 31, 2024, $383,646 of overhead costs incurred during the fourth quarter of 2024 were allocated to finished goods.

During the quarters ended March 31, 2025, and 2024, $464,521 and $398,815 of obsolete and spoiled inventory was written off, respectively.

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

Security and State Licensing Deposits and Bonds – The Company has paid security deposits for its leased facilities located at 8910 58th Place, Suites 100, 600 and 700, Kenosha, WI 53144, 5732 95th Avenue, Suites 100-300, Kenosha, WI 53144, and 789 Tech Center Drive, Unit C, Durango, Colorado 81301. The Company had also paid a security deposit for its former sublease of the space located at 2701-09 West Fulton PH, Chicago, Illinois 60612, which had not been returned as of March 31, 2025; this security deposit was written off in the second quarter of 2025.

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

F-40

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

An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $304,018 and $304,018 were reported at March 31, 2025 and December 31, 2024, respectively. Management believes that an adequate allowance for sales has been made as of period end.

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

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended
	March 31,
Type of Sale	2025		2024
Net sales of raw materials to customers	$-	0%	$175,922	2%
Net sales of products to private label clients	$189,106	2%	1,608,479	15%
Net sales of products to wholesalers	$1,867,824	20%	2,763,617	26%
Net sales of products to distributors	$6,029,058	66%	5,348,891	50%
Net sales of products to end consumers	$1,037,862	11%	769,740	7%
Net Sales	$9,123,850	100%	$10,666,649	100%

	For the Three Months Ended
	March 31,
Product Type	2025		2024
Vapes	$2,079,868	23%	$5,467,103	51%
Edibles	$6,235,929	68%	3,619,158	34%
Flower	$317,994	3%	669,394	6%
Cartridges	$468,315	5%	856,080	8%
Other	$21,744	0%	54,913	1%
Net Sales	$9,123,850	100%	$10,666,649	100%

	For the Three Months Ended
	March 31,
Hemp vs Non-Hemp Product Sales	2025		2024
Net sales of hemp products	$5,697,643	62%	$10,579,759	99%
Net sales of non-hemp products	3,426,207	38%	86,890	1%
Net Sales	$9,123,850	100%	$10,666,649	100%

	For the Three Months Ended
	March 31,
Geographic Market	2025		2024
United States	$9,123,850	100%	$10,666,649	100%
International	0	0%	0	0%
Net Sales	$9,123,850	100%	$10,666,649	100%

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

At March 31, 2025, total deferred revenue was $766,215, all of which is expected to be recognized as revenue in 2025. At December 31, 2024, total deferred revenue was $674,676, the majority of which was recognized as revenue in 2025.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Contract Assets (invoiced but unfulfilled performance obligations)	$477,834	$340,585

Deposits from customers for unfulfilled orders	288,381	334,091

Total Deferred Revenue	$766,215	$674,676

Cost of Goods Sold – Cost of goods sold primarily consist of the costs of raw goods utilized in the manufacture of products, direct labor, co-packing fees, freight and shipping charges, and certain quality control costs, such as lab testing costs.

Cost of goods sold amounted to $6,906,457 and $7,282,609 during the quarters ended March 31, 2025 and 2024, respectively. $464,521 and $398,815 of cost of goods sold relates to spoiled and obsolete inventory written off during the quarters ended March 31, 2025 and 2024, respectively.

Operating Expenses – Operating expenses include accounts such as payroll expenses, deferred stock compensation expense, the company-wide management bonus pool, management bonuses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commissions and royalties expense, and other operating expenses.

Total operating expenses decreased to $2,545,779 for the quarter ended March 31, 2025, down from $3,506,374 during the quarter ended March 31, 2024. As described in the Accounts Receivable section, bad debt expense stems from the change in the Company’s allowance for doubtful accounts, which stems from the Company’s CECL Model analysis. Although in the three months ended March 31, 2025 the Company reported a benefit from bad debt expense of $(403,869), the delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described in the Accounts Receivable section, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share.

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

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the quarters ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Net Loss	$(303,042)	$(1,141,004)

Weighted average number of common shares outstanding:
Basic	14,822,678	14,805,678
Diluted	14,822,678	14,805,678

Basic Net Loss per Common Share	$(0.02)	$(0.08)
Diluted Net Loss per Common Share	$(0.02)	$(0.08)

As of March 31, 2025, the Company did not have any options or warrants outstanding. However, as of March 31, 2025, the Company did have outstanding 2,500 shares of Series A Preferred Stock convertible into 250,000 shares of common stock; these are not included in the diluted earnings calculation.

As of March 31, 2025, the Company also had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation.

There were also 142,000 shares of Deferred Contingent Stock, issuable upon instruction by the respective Deferred Contingent Stock Recipients, included in the March 31, 2025 diluted EPS calculation.

As of March 31, 2024, in addition to our outstanding common stock, we had issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested.

As of March 31, 2024, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock; these are included in the diluted earnings calculation.

As of March 31, 2024, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation. There were also 142,000 shares of issuable Deferred Contingent Stock included in the March 31, 2024 diluted EPS calculation. Also included in the March 31, 2024 diluted EPS calculation was the minimum number of shares of common stock (160,000) that would eventually be issued pursuant to the Oculus Merger Agreement. That is, on May 8, 2024, NWarrender, in consultation with WJacobs, made the Determination that the Incremental Pre-Tax Profits were zero dollars ($0). Consequently, the second installment of Merger Consideration consisted of:

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

On November 27, 2023, the FASB issued ASU 2023-07-Segment Reporting. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance is effective for calendar year public entities in 2024 year-end financial statements, and as such was adopted by the Company in its 2024 year-end financial statements. Refer to the section Segment Disclosures.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. During the quarter ended March 31, 2025, the Company incurred $415,572 in advertising and marketing expenses, which primarily related to marketing campaigns, trade shows, and promotional products. In comparison, during the quarter ended March 31, 2024, the Company incurred $176,660 in advertising and marketing expenses, which primarily related to trade shows, marketing, and promotional products and public relations.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $4,274,080 as of March 31, 2025. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

In addition, factors that could materially affect future operating results include, but are not limited to, changes to laws and regulations, especially any future changes to the so-called “Farm Bill” at the federal level, any new rule proposed by the federal Drug Enforcement Administration that might attempt to classify certain hemp-derived products as controlled substances, and any other federal or state laws and regulations related to hemp-derived cannabinoids, nicotine or tobacco products, kratom or kratom extracts, psychoactive products and/or vaping, or any bill that might federally legalize marijuana, or that might be contained in the next so-called “Farm Bill”, or that intentionally or unintentionally might be contained in other legislation at the federal or state level, such as in the new Wisconsin law discussed in our Annual report on Form 10-K for the year ended December 31, 2024 under the section Significant Financial Obligations and Acute Regulatory Risks. There is also a risk that the Company potentially might be accused of selling products containing ingredients that might be considered an analog of a controlled substance. The Company is also subject to vendor concentration risk, customer concentration risk, customer credit risk, and counterparty risk.

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

On March 21, 2025, the management of LFTD Partners had a video conference with the officers of Ablis, Bendistillery and Bend Spirits. During this meeting, the management of those companies discussed the performance of Ablis, Bendistillery and Bend Spirits between January 1, 2025 and March 21, 2025. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Bendistillery, Bend Spirits or Ablis is warranted at this point in time.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	March 31, 2025	December 31, 2024
Building	$805,545	$805,545
Land	430,754	430,754
Machinery & Equipment	1,532,103	1,454,958
Furniture & Fixtures	138,184	138,184
Computer Equipment	18,979	18,979
Building & Leasehold Improvements	633,094	633,094
Vehicles	64,309	64,309
Trade Show Booths	214,457	214,457
Sub-total:	$3,837,426	$3,760,281

Less: Accumulated Depreciation	(1,195,297)	(1,055,666)
	$2,642,129	$2,704,615

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

After allocating depreciation of machinery and equipment and 5511 Building of $77,367 for the quarter as overhead to finished goods, depreciation expense of $62,265 was recognized during the three months ended March 31, 2025.

In comparison, after allocating depreciation of machinery and equipment and 5511 Building of $76,966 for the quarter as overhead to finished goods, depreciation expense of $48,798 was recognized during the three months ended March 31, 2024.

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

NOTE 7 – INTANGIBLE ASSETS, NET

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Combinations and Consolidated Results of Operations and Outlook

Accounting for Goodwill

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

NOTE 8 – RELATED PARTY TRANSACTIONS

Ablis

During the quarter ended March 31, 2025, Lifted sold Ablis $5,038 worth of finished goods.

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee, with a salary of $60,000 per year; Mr. Warrender served as an employee until his passing in December 2024. Mr. Warrender also served as a Director of LFTD Partners Inc. As of March 31, 2025 and December 31, 2024, $0 and $1,190 in expense reimbursements were accrued as payable to Mr. Warrender, respectively.

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

Gerard M. Jacobs

There were $8,735 in expense reimbursements payable to Gerard M. Jacobs as of March 31, 2025; there were no expense reimbursements payable to Gerard M. Jacobs as of December 31, 2024.

Laurie Warrender

On December 30, 2024, Laurie Warrender, NWarrender’s mother, was hired as an employee of Lifted, as a consultant and advisor to NWarrender, with a salary of $5,000 per month. As of March 31, 2025, there was a net receivable due from Ms. Warrender to the Company of $4,387; the Company was repaid its receivable on April 8, 2025. There were no expense reimbursements payable to Laurie Warrender as of December 31, 2024.

Outside Director Fees

Each of the Company’s outside directors, including Mr. Vincent Mesolella, Dr. Joshua Bloom, Ms. Sharial Howard, Mr. Richard Morrissy, Dr. James Jacobs, and Mr. Kevin Rocio, receive quarterly director fees of $4,000.  Dr. Jacobs is the brother of CEO GJacobs and the uncle of President and CFO WJacobs.

William C. “Jake” Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through March 31, 2025, and also through March 31, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

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

As of March 31, 2025, 63,650 shares of Series A Preferred Stock have been converted into a total of 6,365,000 shares of common stock of the Company, which leaves 2,500 shares of Series A Preferred Stock currently outstanding, convertible into 250,000 shares of common stock of the Company.

As of March 31, 2025 and December 31, 2024, the Company has accrued a liability of $4,177 and $5,328, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock. During the quarter ended March 31, 2025, a total of $3,000 of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the quarter ended March 31, 2024, a total of $3,000 of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of March 31, 2025, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company.

As of March 31, 2025 and December 31, 2024, the Company has accrued a liability of $3,275 and $1,796, respectively, as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock.

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

Through March 31, 2025, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients.

The following is a summary of share-based compensation, stock option and warrant activity as of March 31, 2025 and changes during the quarter then ended:

		Weighted-	Weighted-Average Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Warrants Outstanding, December 31, 2024	2,280,000	$5.00	0.15	$-

Warrants That Expired During Q1 2025	(2,280,000)

Exercisable Warrants Outstanding, March 31, 2025	0	$-	0	$-
Outstanding Warrants, March 31, 2025	0	$-	0	$-

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

The Initial Term of the 789 Tech Lease ended on February 28, 2025. On February 28, 2025, Lifted signed an agreement to lease the space located at 789 Tech Center Drive, Unit C, Durango, Colorado 81301 on a month-to-month basis from March 1, 2025 until May 31, 2025.  As described in NOTE 14 – SUBSEQUENT EVENTS, Lifted has terminated the lease and will be vacating the space on or before May 1, 2025.

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the USA.

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2025
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $282,450	Non-Current Assets	$1,063,630

Liability	Balance Sheet Line	March 31, 2025
Operating Lease Liabilities	Current Liabilities	$232,431
	Non-Current Liabilities	877,373

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended March 31,
Lease Cost:	2025	2024
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expense	83,424	55,314
Total	$83,424	$55,314

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

Maturity Analysis

The following table is the maturity analysis of the Company’s operating and finance leases as of the reported period end:

	Finance	Operating
2025	$-	$246,797
2026	-	337,567
2027	-	348,411
2028	-	294,626
2029	-	119,967
Thereafter	-	-
Total	-	1,347,368
Less: Present value discount	-	(237,564)
Lease liability	$-	$1,109,804

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

Bonus to Lifted’s Chief Strategy Officer

Lifted’s former Chief Strategy Officer (the “CSO”), who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941, and was paid in May 2024. At March 31, 2024, the bonus payable to the CSO was $163,333. This bonus is accrued in the Accounts Payable and Accrued Expenses liability account on the Consolidated Balance Sheets.

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

Lifted currently is involved in two pending lawsuits as the defendant:

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

(2)

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff had filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought 3-4 of the Company’s products, that some of the Company’s products exceeded legal limitations for hemp, and that all of the Defendants misrepresented the nature of the products. In his Amended Complaint, plaintiff asserted seven causes of action including civil RICO claims and alleged the existence of 1,000 “John Doe” defendants. The Company contended that this lawsuit was without merit and is vigorously defending the action. On February 6, 2025, the Court ordered that the RICO claims were dismissed with prejudice, and the other claims were also dismissed. The Court noted that the RICO claims were “borderline frivolous”. The Court further dismissed all claims against the individual defendants. On March 6, 2025, Plaintiff filed a second amended complaint alleging that the Company misrepresented various products. The Company will continue to vigorously defend against the meritless claims. The Company has filed a motion to dismiss and is waiting for the Court’s decision.

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

Settlement Agreement with Chris Hillseth Enterprises Corporation and Ameri-Kal LLC

The Company had filed an action seeking to recover amounts paid for equipment that did not work as represented. As described in NOTE 14 – SUBSEQUENT EVENTS, on or about April 28, 2025, the parties resolved the matter via a signed settlement agreement, pursuant to which the Company will recoup a total of $177,500 that will be paid by Defendants to the Company in installments over a period of six months.

Dismissal of Loree Perry, Individually and on Behalf of All Others Similarly Situated v. Sheikhani Group, et al

Plaintiff added the Company and four of its officers to a putative class action case against a Texas retailer, several cannabis industry manufacturers, testing companies, and related individuals in the United States District Court for the Eastern District of Texas. The Amended Complaint alleges that Plaintiff bought two of the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those and additional unspecified “many” of the Company’s other products was underreported. The Amended Complaint alleges that all of the Defendants misrepresent the nature of their products and are intentionally engaging in ongoing illegal sales. The Amended Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. The Company contends that this lawsuit is without merit and filed a motion to dismiss. On March 8, 2025, Plaintiff has voluntarily dismissed the complaint without prejudice to refiling it at a later date.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool expense during the quarter March 31, 2025 or March 31, 2024.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Current
Domestic-Federal	$(4,338)	$-
Domestic-State	(1,742)	-
Franchise taxes	3,915	6,996
Foreign	-	-
	(2,165)	6,996
Deferred
Domestic-Federal	(66,368)	(320,763)
Domestic-State	(11,175)	(84,185)
Foreign	-	-
	(77,543)	(404,948)
Total Provision/(Benefit) for Income Taxes	$(79,708)	$(397,952)

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Three Months Ended
	March 31,
	2025	2024

Domestic-Federal	$(81,200)	$(324,651)
State taxes, net of federal benefit	(19,995)	(85,458)
Non-deductible expenses	18,484	4,910
Franchise taxes	3,915	6,996
Revision of prior years' provision to return filing	(6,079)	-
Change in estimated future income tax rates	31,800	(22,328)
Change in valuation allowance	(26,633)	22,580
Other	-	-
Total Provision/(Benefit) for Income Taxes	$(79,708)	$(397,952)

Deferred tax assets and liabilities as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
Deferred Tax Assets:
Stock-Based Compensation	$2,752,284	$2,780,165
Operating Loss Carry forwards	579,628	434,921
Sales Allowances	79,565	80,371
Accrued Related Party Expenses	1,137	315
Allowance for Doubtful Accounts	126,632	225,588
Lease Liabilities	15,356	14,676
Interest Carryforward	66,569	54,790
Less: Valuation allowance for stock-based compensation	(2,629,088)	(2,655,721)
Total Deferred Tax Assets	992,083	935,105

Deferred Tax Liabilities:
Depreciation & Amortization	(399,406)	(419,971)
Total Deferred Tax Liabilities	(399,406)	(419,971)

Net Deferred Tax Assets/(Liabilities)	$592,677	$515,134

NOTE 14 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q and has noted the following subsequent events for disclosure purposes:

Durango Lease

Lifted’s lease of the space located at 789 Tech Center Drive, Unit C Durango, Colorado (the “Durango Space”) ended on February 28, 2025. On February 28, 2025, Lifted signed an agreement to lease the Durango Space on a month-to-month basis from March 1, 2025 until May 31, 2025. On April 2, 2025, Lifted terminated the month-to-month lease of the Durango Space and will be vacating the space on or before May 1, 2025.

Entry into a Material Definitive Agreement

On April 1, 2025, the Company converted $350,000 of its cash into USD Coin (USDC), a digital stablecoin pegged to the U.S. dollar. Shortly thereafter, the digital wallet containing the USDC was compromised by an unauthorized and unknown third party, resulting in the theft of the full amount. The Company promptly reported the incident to the U.S. Federal Bureau of Investigation and continues to cooperate fully in the ongoing investigation. The Company's outside law firm is also advising the Company regarding the matter. At this time, the Company is unable to predict whether any of the stolen funds will be recovered. On April 22, 2025, the Company borrowed $350,000 from Beachin Company, an affiliate of the Company’s CEO and CFO. The $350,000 loan does not bear interest, and is expected to be repaid by the Company using funds that otherwise would have been paid to the Company’s CEO and CFO in the form of salary or bonuses pursuant to their employment agreements with the Company.

Terminations of Letters of Intent

On April 11, 2025, the Company formally notified the counterparties to the following Letters of Intent, each dated as of February 19, 2025, that such Letters of Intent have been terminated, effective immediately:

1. Letter of Intent – Sustainable Innovations Inc. and Marijuana Subsidiaries

2. Letter of Intent – TMD Ventures, LLC

3. Letter of Intent – Sustainable Properties, LLC and Affiliates

4. Letter of Intent – Sustainable Growers, LLC and Affiliates

5. Letter of Intent – Boards of Directors and Executives

After extensive review and negotiations, the Company determined that the conditions, expectations, and objectives underlying the Letters of Intent could not reasonably be satisfied on acceptable terms. As a result, the Company has elected to terminate all such Letters of Intent in accordance with their respective termination provisions.

The termination applies to all related transactions and agreements contemplated under the aforementioned Letters of Intent, which are now considered null and void with no further force or effect. The Company will not proceed with any of the transactions contemplated by the terminated Letters of Intent.

Lifted Liquids, Inc. v. Chris Hillseth Enterprises Corporation and Ameri-Kal LLC

The Company had filed an action seeking to recover amounts paid for equipment that did not work as represented. On or about April 28, 2025, the parties resolved the matter via a signed settlement agreement, pursuant to which the Company will recoup a total of $177,500 that will be paid by Defendants to the Company in installments over a period of six months.

Termination of Cali Agreement

On or about April 28, 2025, Lifted and Cali terminated the Cali Agreement. Under the Termination Agreement, Lifted and Cali mutually agreed to terminate the Cali Agreement and all agreements, obligations and responsibilities of the parties thereunder, as of January 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “Lifted,” “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

The following Management’s Discussion and Analysis (“MD&A”) section includes a discussion of our results of operations, liquidity and financial condition and certain factors that may affect our future results. This MD&A should be read in conjunction with the Company’s risk factors, consolidated financial statements and related, accompanying notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following MD&A contains forward-looking statements and forward-looking information, as defined under applicable United States securities laws, that reflect our plans, estimates and beliefs. MD&A of our financial condition and results of operations is provided as a supplement to the accompanying financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations.

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

Cautionary Note Regarding Forward-Looking Statements

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

PART I – FINANCIAL INFORMATION Cautionary Note Regarding Forward-Looking Statements

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

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

The Company has a history of losses as evidenced by the accumulated deficit at March 31, 2025 of $4,274,080. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Net Cash Provided by Operating Activities	$351,751	$178,633
Net Cash Used in Investing Activities	(77,147)	(31,835)
Net Cash Used In Financing Activities	(141,590)	(128,152)

Cash Flows From Operating Activities

Net cash provided by operating activities was $351,751 for the three months ended March 31, 2025; this resulted from a net loss of $303,042 offset by net, non-cash expenses of $129,983 and changes in net operating assets of $524,810. Non-cash expenses are primarily related to spoiled and written off inventory of $464,521.

In comparison, net cash provided by operating activities was $178,633 for the three months ended March 31, 2024; this resulted from a net loss of $1,141,004 offset by net, non-cash expenses of $1,470,812 and changes in net operating assets of $151,176. Non-cash expenses are primarily related to the loss of $1,349,467 related to the termination of the Jeeter collaboration.

Cash Flows From Investing Activities

Net cash used in investing activities was $77,147 and $31,835 during the quarters ended March 31, 2025 and 2024, respectively, and was due to the purchase of fixed assets in both periods.

Cash Flows From Financing Activities

During the quarter ended March 31, 2025, net cash used in financing activities was $141,590, consisting of payments on the Surety Bank loans of $138,589, and payments of preferred stock dividends totaling $3,000.

In comparison, during the quarter ended March 31, 2024, net cash used in financing activities was $128,152, consisting of payments on the Surety Bank loans of $125,152, and payments of preferred stock dividends totaling $3,000.

During the quarter ended March 31, 2025, net cash increased by $133,015. In comparison, during the quarter ended March 31, 2024, net cash increased by $18,646.

Comparison of the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024

The following table summarizes our Company’s current assets, current liabilities and working capital as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Current Assets	$17,415,176	$16,928,005
Current Liabilities	7,042,466	6,084,011
Working Capital	10,372,710	10,843,994

As of March 31, 2025, we had cash and restricted cash of $3,279,962; in comparison, as of December 31, 2024, we had cash and restricted cash of $3,146,947.

As of March 31, 2025, we reported prepaid expenses of $901,411, primarily consisting of prepaid inventory of $807,746. In comparison, as of December 31, 2024, we reported prepaid expenses of $1,598,654, primarily consisting of prepaid inventory of $1,470,957.

Accounts receivable of $2,987,841, net of $483,861 allowance for doubtful accounts, were outstanding as of March 31, 2025. In comparison, accounts receivable of $2,358,823, net of $853,329 allowance for doubtful accounts, were outstanding as of December 31, 2024.

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $304,018 and $304,018 were reported as of March 31, 2025 and December 31, 2024, respectively. A primary impetus for the need of a sales allowance and a reduction in accounts receivable as of March 31, 2025 and December 31, 2024 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

As of March 31, 2025, we had inventory of $9,788,311; in comparison, as of December 31, 2024, we had inventory of $9,316,291. Total current assets as of March 31, 2025 of $17,415,176 were adequate for us to fund current operations.

As of March 31, 2025 and December 31, 2024, our other assets primarily included goodwill of $23,092,794, which was comprised of $22,292,767 of goodwill from the acquisition of Lifted on February 24, 2020, and $800,027 of goodwill from Lifted’s purchase of nearly all of the assets of Oculus CRS, LLC, and Lifted’s merger with Oculus CHS Management Corp. in April 2023.

Also, as of both March 31, 2025 and December 31, 2024, our other assets included our investments in Ablis, Bendistillery and Bend Spirits, which total $1,896,200. Net fixed assets as of March 31, 2025 and December 31, 2024 were $2,642,129 and $2,704,615, respectively.

In addition, as of both March 31, 2025 and December 31, 2024, our other assets also included restricted cash of $1,000,000. We are required by our Business Loan Agreement with Surety Bank to maintain a minimum depository balance of $1,000,000 with Surety Bank for the duration of our Business Loan. The Business Loan matures on December 14, 2028.

As of March 31, 2025, current liabilities of $7,042,466 primarily consisted of accounts payable and accrued expenses of $5,426,907, deferred revenue of $766,215 and the current portion of the notes payable to Surety Bank of $573,114. In comparison, as of December 31, 2024, current liabilities of $6,084,011 primarily consisted of accounts payable and accrued expenses of $4,563,464, deferred revenue of $674,676 and the current portion of the notes payable to Surety Bank of $559,418.

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

The Company had an accumulated deficit of $4,274,080 and $3,967,708 as of March 31, 2025 and December 31, 2024, respectively.

Comparison of Operations for the Three Months Ended March 31, 2025 to March 31, 2024

During the quarter ended March 31, 2025, the Company recognized net sales of $9,123,850. In comparison, during the quarter ended March 31, 2024, the Company recognized net sales of $10,666,649. Reasons for the decrease in net sales between the two periods include, but are not limited to: prohibition of, or tighter regulation of, intoxicating hemp-derived products has been adopted or proposed in many states that are significant markets for Lifted, such as in Florida, Texas, Illinois and California; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers more than what Lifted is willing to pay (if anything), for valuable shelf space.

During the quarter ended March 31, 2025, Lifted has launched several initiatives in order to attempt to increase net sales and decrease operating expenses, including: laying off certain employees and independent contractors in Kenosha and Durango; restructuring its sales team; consolidating operations; emphasizing sales of hemp-free brands including Rebel Energy Gummy, Mielos, and other products; increasing spending on SEO; and online advertising and marketing.

Write-offs of Inventory

Lifted's industry, and customer preferences, are constantly and quickly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. This exposes Lifted to the risk that it will need to write off obsolete raw goods and slow-moving finished goods, causing an increase in cost of goods sold. During the quarters ended March 31, 2025 and 2024, $464,521 and $398,815, respectively, of obsolete and spoiled inventory was written off.

Payroll Expenses

During the quarters ended March 31, 2025 and 2024, the Company reported $1,299,570 and $1,602,078 of payroll expenses. In March 2025, an Employee Retention Tax Credit (“ERC”) of $22,357 related to the second quarter of 2020 was recovered. The $22,357 ERC is accounted for as a reduction in payroll expenses in the first quarter of 2025.

Payroll expenses include sales commissions paid to independent contractors. Lifted’s former Chief Strategy Officer (the “CSO”), who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941, and was paid in May 2024. During the quarter ended March 31, 2024, the bonus earned by the CSO was $163,333.

Company-Wide Management Bonus Pool

There was no reported Company-Wide Management Bonus Pool expense during the quarter ended March 31, 2025. Similarly, during the quarter ended March 31, 2024, there was no reported Company-Wide Management Bonus Pool expense. During the year ended December 31, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from future company-wide management bonus pools on a dollar-for-dollar basis.

Advertising and Marketing Expenses

During the quarter ended March 31, 2025, the Company incurred $415,572 in advertising and marketing expenses, which primarily related to marketing campaigns, trade shows, and promotional products. In comparison, during the quarter ended March 31, 2024, the Company incurred $176,660 in advertising and marketing expenses, which primarily related to marketing campaigns, trade shows, and promotional products.

Bad Debt Expense

The Company reported a benefit from bad debt expense of $403,869 during the quarter ended March 31, 2025, compared to $275,278 of bad debt expense reported during the quarter ended March 31, 2024.

As described in the Accounts Receivable section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, bad debt expense stems from the change in the Company’s allowance for doubtful accounts, which stems from the Company’s CECL Model analysis. Although in the three months ended March 31, 2025 the Company reported a benefit from bad debt expense of $(403,869), the delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. The Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share.

Collaboration Commission and Royalty Expense

For the quarter ended March 31, 2025, the Company reported collaboration commission and royalty expense of $67,098. In comparison, for the quarter ended March 31, 2024, the Company reported collaboration commission and royalty expense of $170,915.

Other Operating Expenses

Other Operating Expenses decreased to $651,331 during the quarter ended March 31, 2025, from $684,169 during the quarter ended March 31, 2024. Other operating expenses include, for example, insurance expense, rent expense, repairs and maintenance, state license and filing fees, excise and sales tax expense, health and dental expenses, warehouse and lab expenses below the Company’s capitalization threshold, and other expenses. The premiums of certain insurance policies that the Company has had in place have typically been based on the Company’s revenue; as such, these policies are costly for the Company.

Other Income or Expenses

Net Other Expenses decreased to $54,364 during the quarter ended March 31, 2025, from $1,416,622 during the quarter ended March 31, 2024. The decrease in Other Expenses was primarily driven by the $1,349,467 loss related to the termination of the Jeeter collaboration reported during the quarter ended March 31, 2024.

Net Loss

Net Loss for the quarter ended March 31, 2025 was $303,042, compared to Net Loss for the quarter ended March 31, 2024 of $1,141,004.

The Business Loan requires that Borrower shall maintain a minimum 1.50x DSCR based on Borrower's annual corporate tax return. The DSCR shall be tested annually, beginning with the 2023 return. The DSCR shall be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. Borrower met the DSCR requirement contained in the Business Loan for the year ended December 31, 2023. Surety Bank waived any claim of default based on Borrower’s 2024 DSCR.

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

Although our total revenues for the quarters ended March 31, 2025 and 2024 were not materially impacted by COVID-19, it is possible that our revenues may be negatively impacted in future periods by COVID-19 and its variants, or by other potential pandemics such as the emerging bird flu. The uncertainty related to pandemics may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements. We have made some efforts to try to adapt our operations to meet the challenges of this uncertain and rapidly evolving situation, including expanding operations in areas where we perceive government restrictions on business operations are relatively less burdensome, and focusing some of our new product development in areas where we perceive government restrictions and prohibitions on hemp-derived cannabinoid products are relatively less likely. The COVID-19 pandemic and its ramifications, including Illinois Governor Pritzker’s Executive Order in response to the pandemic, materially damaged Lifted’s business, among other things by disrupting Lifted’s access to its employees, suppliers, packaging, distributors and customers. That is why Lifted applied for and received funding under the federal Economic Injury Disaster Loan program and the federal Paycheck Protection Program.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2025.

(b) Management’s report on internal control over financial reporting

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

During March 2025, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of March 31, 2025 was not effective. Management identified the following material weaknesses as of March 31, 2025:

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

ITEM 1A. RISK FACTORS

The Risk Factors identified under the heading “SUMMARY OF RISK FACTORS” under Part I and the risk factors described in Item 1A. under the heading “RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment, except as follows:

(1)

The Senate of the State of Florida has passed legislation that, if not vetoed by the Governor of Florida, and if not stayed by court order, could materially adversely affect our sales of hemp-derived cannabinoid-infused products in Florida and the trading price of our common stock;

(2)

The Senate of the State of Texas has also passed legislation that, if not vetoed by the Governor of Texas, and if not stayed by court order, could materially adversely affect our sales of hemp-derived cannabinoid-infused products in Texas and the trading price of our common stock;

(3)

Opponents of our industry are known to be lobbying for legislation similar to the bills passed in the Senates of the states of Florida and Texas, intending to curb or eliminate the sales of hemp-derived products in other jurisdictions including but not limited to the states of Illinois, and if such legislation becomes law, it could materially adversely affect our sales of hemp-derived cannabinoid-infused products in those jurisdictions and the trading price of our common stock

(4)

The visibility and trading volume of our common stock are low, and any material increase in such visibility and trading volume is likely dependent upon our ability to list our common stock on a recognized stock exchange, but our ability to satisfy the listing requirements for a recognized stock exchange cannot be guaranteed or assured. A continued inability to satisfy the listing requirements for a recognized stock exchange could materially adversely affect the visibility, trading volume, and trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 9 – SHAREHOLDERS’ EQUITY

Issuance of Series A Convertible Preferred Stock

Issuance of Series B Convertible Preferred Stock

Share-Based Compensation

NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing, Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky
10.80	Credit Agreement
10.81	Promissory Note ($3,000,000 Loan)
10.82	Security Agreement
10.83	Collateral Assignment Agreement
10.84	Pledge Agreement
10.85	Business Loan Agreement
10.86	Promissory Note ($910,000 Loan)
10.87	Mortgage
10.88	Assignment of Rents, Leases, and Security Deposits
10.89	Lease of 789 Tech Center Drive, Unit C, Durango, Colorado 81301
10.90	Second Amendment to Lease of 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144
10.91	Jeeter Termination Agreement
10.65	Letter of Intent – TMD Ventures, LLC
10.66	Letter of Intent – Sustainable Growers, LLC, Buckbee Seed Co
10.67	Letter of Intent – Sustainable Properties, LLC – Real Property Purchase
10.68	Letter of Intent – Sustainable Innovations Inc. (SI) and certain subsidiaries
10.69	Letter of Intent – Boards of Directors and Executives
99.1	Letter from LFTD Partners Inc. dated April 11, 2025, terminating Letters of Intent with Sustainable parties.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFTD Partners Inc.

Dated: May 15, 2025	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

