Form 10-Q
period 2025-06-30
LFTD PARTNERS INC.
filed 2025-08-14
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2025, there were 14,822,678 shares of the registrant’s common stock outstanding.

LFTD Partners Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2025

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding the Company’s future financial position, planned acquisitions, performance, operations, business strategy, budgets, projected costs, capital spending, sources of liquidity and financing sources, and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made herein. These risks and uncertainties include the risk factors described under the heading “SUMMARY OF RISK FACTORS” under Part I and the risk factors described in Item 1A under the heading “RISK FACTORS” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2025 and in our other SEC public filings, which can be read at www.sec.gov. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our 2024 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. We undertake no obligation to further update any such statement, or the risk factors described under the heading “SUMMARY OF RISK FACTORS” under Part I and the risk factors described in Item 1A under the heading “RISK FACTORS” included in our 2024 Form 10-K, to reflect new information, the occurrence of future events or circumstances or otherwise. None of the statements contained herein have been approved by the Food and Drug Administration, and none of the products manufactured or sold by the Company are intended to diagnose, treat, cure or prevent any disease.

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,116,052	$2,146,947
Prepaid Expenses	867,046	1,598,654
Accounts Receivable, net of allowance of $1,138,498 in 2025 and $853,329 in 2024	4,007,602	2,358,823
Inventory	9,659,396	9,316,291
Income Tax Receivable	687,549	682,347
Current Portion of Settlement Asset and Receivables	115,705	460,500
Other Current Assets	421,835	364,443
Total Current Assets	17,875,184	16,928,005
Restricted Cash	1,000,000	1,000,000
Goodwill	23,092,794	23,092,794
Investment in Ablis	399,200	399,200
Investment in Bendistillery	1,497,000	1,497,000
Net Deferred Tax Asset	650,060	515,134
Fixed Assets, less accumulated depreciation of $1,334,390 in 2025 and $1,055,666 in 2024	2,510,442	2,704,615
Security and State Licensing Deposits and Bonds	50,183	59,630
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $339,532 in 2025 and $226,646 in 2024	1,006,549	1,119,434
Total Assets	$48,081,412	$47,315,812
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	$240,657	$224,460
Deferred Revenue	1,666,672	674,676
Collab Commissions and Royalties Payable	1,513	37,342
Accounts Payable and Accrued Expenses	5,083,339	4,563,464
Accounts Payable - Related Party	441	1,190
Preferred Stock Dividends Payable	6,318	7,124
Notes Payable to Surety Bank	587,454	559,418
Interest Payable to Surety Bank	14,175	16,336
Total Current Liabilities	7,600,570	6,084,011
Non-Current Liabilities
Operating Lease Liability	813,224	937,988
Note Payable - Related Party	253,846	-
Notes Payable to Surety Bank	2,488,019	2,789,372
Total Non-Current Liabilities	3,555,089	3,727,360
Total Liabilities	11,155,658	9,811,371
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	3
2,500 shares issued and outstanding at June 30, 2025
2,500 shares issued and outstanding at December 31, 2024
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at June 30, 2025
40,000 shares issued and outstanding at December 31, 2024
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,823	14,823
14,822,678 shares issued and outstanding at June 30, 2025
14,822,678 shares issued and outstanding at December 31, 2024
Additional Paid-in Capital	40,986,553	40,986,553
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at June 30, 2025 and December 31, 2024	470,730	470,730
Accumulated Deficit	(4,546,395)	(3,967,708)
Total Shareholders' Equity	36,925,753	37,504,441
Total Liabilities and Shareholders' Equity	$48,081,412	$47,315,812

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Sales	$10,325,336	$9,487,299	$19,449,186	$20,153,948
Cost of Goods Sold	7,078,942	5,933,058	13,985,399	13,215,667
Gross Profit	3,246,394	3,554,241	5,463,787	6,938,281
Operating Expenses
Payroll Expenses	1,196,704	1,470,421	2,496,274	3,072,499
Professional Fees	132,380	232,387	435,684	621,725
Bank Charges and Merchant Fees	132,358	146,162	282,866	305,300
Advertising and Marketing	531,873	190,126	947,445	366,786
Bad Debt Expense	649,637	1,165,275	245,768	1,440,553
Depreciation and Amortization	62,512	49,435	124,777	98,233
Collab Commission and Royalty Expense	5,742	238,385	72,840	409,300
Other Operating Expenses	644,828	644,795	1,296,159	1,328,964
Total Operating Expenses	3,356,034	4,136,986	5,901,813	7,643,360
Loss From Operations	(109,640)	(582,745)	(438,026)	(705,079)
Other Income/(Expenses)
Gain on Lease Modification	-	9,622	-	9,622
Interest Income	19,098	41,013	51,982	82,367
Interest Expense	(77,474)	(90,487)	(157,467)	(183,337)
Dividend Income	-	2,386	-	3,579
Theft Expense	(350,000)	-	(350,000)	-
Settlement Income	177,500	10,000	177,500	10,000
Debt Financing Expenses	(2,773)	(2,773)	(5,515)	(5,546)
Penalties	(1,670)	(647)	(1,683)	(780)
Loss on Disposal of Fixed Assets	-	(37,986)	-	(51,932)
Loss on Jeeter Collab	-	-	-	(1,349,467)
Loss on Deposits	(500)	(6,121)	(5,000)	(6,121)
Gain on Forgiveness of Debt	21,681	-	21,681	-
Total Other Expenses	(214,138)	(74,993)	(268,502)	(1,491,615)
Loss Before Provision for Income Taxes	(323,778)	(657,738)	(706,528)	(2,196,694)
Provision for Income Taxes	54,828	134,526	134,536	532,478
Net Loss Attributable to LFTD Partners Inc. common stockholders	$(268,950)	$(523,212)	$(571,992)	$(1,664,216)

Basic Net Loss per Common Share	$(0.02)	$(0.04)	$(0.04)	$(0.11)
Diluted Net Loss per Common Share	$(0.02)	$(0.04)	$(0.04)	$(0.11)

Weighted average number of common shares outstanding:
Basic	14,822,678	14,759,282	14,822,678	14,782,480
Diluted	14,822,678	14,759,282	14,822,678	14,782,480

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Deferred Contingent Stock to be	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, December 31, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,096,780)	$38,818,011
Series A Preferred Stock dividend payable							(1,862)	(1,862)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(1,141,004)	(1,141,004)
Balance, March 31, 2024	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(3,241,142)	$37,673,649
Series A Preferred Stock dividend payable							(1,858)	(1,858)
Series B Preferred Stock dividend payable							(1,495)	(1,495)
Common stock buybacks and immediate cancellations between April 2, 2024 and April 9, 2024			(143,000)	(143)	(240,097)			(240,240)
Payment of the stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024			160,000	160	799,840			800,000
Net Loss							(523,212)	(523,212)
Balance, June 30, 2024	42,500	$43	14,822,678	$14,823	$40,988,956	$470,730	$(3,767,706)	$37,706,844

Balance, December 31, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,967,708)	37,504,441
Series A Preferred Stock dividend payable							(1,851)	(1,851)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(303,042)	(303,042)
Balance, March 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,274,080)	37,198,068
Series A Preferred Stock dividend payable							$(1,870)	(1,870)
Series B Preferred Stock dividend payable							$(1,496)	(1,496)
Net Loss							$(268,950)	(268,950)
Balance, June 30, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,546,395)	36,925,753

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities
Net Loss	$(571,992)	$(1,664,216)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Bad Debt Expense	245,768	1,440,553
Depreciation and Amortization	278,724	250,617
Settlement Income	(177,500)	(10,000)
Debt Financing Expenses	5,515	5,546
Gain on Forgiveness of Debt	(21,681)	-
Gain on Lease Modification	-	(9,622)
Loss on Disposal of Fixed Assets	-	51,932
Loss on Jeeter Collab	-	1,349,467
Loss on Deposits	5,000	6,121
Spoiled and Written Off Inventory	780,929	1,050,005
Sales Allowance	45,982	(531,582)
Deferred Income Taxes	(134,926)	(543,488)
Effect on Cash of Changes in Operating Assets and Liabilities
Accounts Receivable	(1,940,529)	(528,183)
Prepaid Expenses	731,609	1,133,536
Dividend Receivable from Bendistillery, Inc.	-	(1,193)
Income Tax Receivable and Payable, net	(5,202)	(20,990)
Inventory	(1,124,034)	(83,603)
Other Current Assets	(52,946)	(24,418)
Collab Commissions and Royalties Payable	(35,829)	(49,690)
Accounts Payable and Accrued Expenses	539,395	(2,643,314)
Accounts Payable and Interest Payable to Related Parties	(749)	(1,938)
Change in Settlement Asset and Receivables	522,295	399,850
Change in Right Of Use Asset	112,885	102,169
Change in Finance and Operating Lease Liabilities	(108,568)	(63,157)
Deferred Revenue	991,997	630,544
Net Cash Provided by Operating Activities	86,143	244,945
Cash Flows From Investing Activities
Net Cash Paid as Part of the Oculus Transaction	-	(200,000)
Purchases of Fixed Assets	(84,551)	(288,584)
Net Cash Used in Investing Activities	(84,551)	(488,584)
Cash Flows From Financing Activities
Proceeds from Related Party Note	350,000	-
Payments on Related Party Note	(96,154)	-
Payments on Surety Bank Loans	(278,833)	(252,371)
Payments of Dividends to Preferred Stockholders	(7,500)	(7,500)
Purchase of Shares of Common Stock	-	(240,240)
Net Cash Used In Financing Activities	(32,487)	(500,111)
Net Decrease in Cash	(30,895)	(743,751)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,146,947	5,357,539
Cash, Cash Equivalents and Restricted Cash at End of Period	$3,116,052	$4,613,788

	For the Six Months Ended
	June 30,
	2025	2024
Supplemental Cash Flow Information
Cash Paid For Interest	$159,629	$185,517
Cash Paid For Income Taxes	(5,563)	20,991

Non-Cash Activities
Right-of-Use assets acquired from inception of Operating Leases	$-	$830,297
Issuance of stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024	-	800,000

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	$2,116,052	$3,613,788
Restricted Cash	1,000,000	1,000,000
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$3,116,052	$4,613,788

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

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand and other brands, hemp-free health and wellness gummies under its Mielos brand (www.mielos.com), and hemp-free energy gummies under its Rebel Energy Gummy brand (www.RebelEnergyGummy.com). Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) hemp-derived products, and is the exclusive manufacturer and seller in the USA of hemp-derived products for a subsidiary of a large, publicly traded US marijuana company. LFTD Partners Inc. also owns 4.99% of hemp-derived beverage and products maker Ablis (www.Ablis.shop), and of craft distillers Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com), both located in Bend, Oregon.

Management of the Company is primarily interested in acquiring companies operating outside of the hemp or marijuana industries, which have many regulatory risks.

Our principal headquarters are located at 14155 Pine Island Drive, Jacksonville, Florida 32224. Our telephone number is (847) 915-2446. Our corporate website address is www.LFTDPartners.com.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited interim consolidated financial statements include the accounts of LFTD Partners and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information and in accordance with the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with US GAAP, have been condensed or omitted in accordance with SEC rules and regulations. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Significant Accounting Policies – There have been no changes to the Company’s significant accounting policies as described in NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES to the Company's Consolidated Financial Statements included in the 2024 Form 10-K.

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

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. A primary impetus for the need of a sales allowance and a reduction in accounts receivable as of the reported period end was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase the Company’s products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

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

Spoiled and obsolete inventory that is written off is a component of cost of goods sold. The process of determining obsolete or spoiled inventory involves:

1)	Identifying raw goods that would no longer be used in the manufacture of finished goods;
2)	Identifying expired raw goods;
3)	Identifying finished goods that would no longer be sold or that are slow moving;
4)	Identifying finished goods that are expired; and
5)	Valuing and expensing raw and finished goods that would no longer be sold.

Basic and Diluted Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is determined by dividing earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing earnings (loss) by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2025	2024		2025	2024
Net Loss	$(268,950)	$(523,212)	Net Loss	$(571,992)	$(1,664,216)

Weighted average number of common shares outstanding:			Weighted average number of common shares outstanding:
Basic	14,822,678	14,759,282	Basic	14,822,678	14,782,480
Diluted	14,822,678	14,759,282	Diluted	14,822,678	14,782,480

Basic Net Loss per Common Share	$(0.02)	$(0.04)	Basic Net Loss per Common Share	$(0.04)	$(0.11)
Diluted Net Loss per Common Share	$(0.02)	$(0.04)	Diluted Net Loss per Common Share	$(0.04)	$(0.11)

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

On November 27, 2023, the FASB issued ASU 2023-07-Segment Reporting. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance is effective for calendar year public entities in 2024 year-end financial statements, and as such was adopted by the Company in its 2024 year-end financial statements. Refer to NOTE 17 – SEGMENTS AND CONCENTRATIONS.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $4,546,395 as of June 30, 2025. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The Company’s investments in Ablis and Bendistillery made the Company a minority owner of these companies. As a minority owner, the Company is not able to recognize any portion of Ablis’ or Bendistillery’s revenues or earnings in the Company’s financial statements. The Company monitors its investments in Ablis and Bendistillery and from time to time will evaluate whether there has been a potential impairment of value.

The regulatory risks and uncertainties associated with Lifted's hemp-derived products and vapes, and the other significant risks described in our 2024 Form 10-K, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern.

The Company has significant financial obligations under its loan agreements with Surety Bank, and also the Company is accruing and paying 3% annual dividends on its outstanding Series A and Series B Convertible Preferred Stock.

U.S. House and Senate Committees are currently considering legislation (“Bill”) that, if enacted in its current form, could result in the vast majority or all hemp-derived products containing THC becoming illegal one year after such enactment. The passage of such Bill could have a material adverse effect on the Company’s sales of hemp-derived products and the trading price of the Company’s common stock.

Additional factors that could materially adversely affect the Company’s future operating results include, but are not limited to: other changes to federal laws and regulations; any new rule proposed by the federal Drug Enforcement Administration that might attempt to classify certain hemp-derived products as controlled substances; and any other federal or state laws and regulations prohibiting or restricting hemp-derived, nicotine or tobacco products, kratom or kratom extracts or byproducts (such as 7-hydroxymitragynine, which the U.S. Food and Drug Administration has recommended to be scheduled as a controlled substance), psychoactive products and/or vaping.

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

The Company’s Investments in Ablis and Bendistillery

On April 30, 2019, the Company purchased 4.99% of the common stock of each of Ablis Holding Company, Bendistillery Inc., and Bend Spirits, Inc. for an aggregate purchase price of $1,896,200. In the second quarter of 2025, Bend Spirits was merged into Bendistillery for operational efficiency.

On July 14, 2025, the management of LFTD Partners had a video conference with the officers of Ablis and Bendistillery. During this meeting, the management of those companies discussed the performance of Ablis and Bendistillery during the three months and six months ended June 30, 2025. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Ablis and Bendistillery is warranted at this point in time.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	June 30, 2025	December 31, 2024
Building	$805,545	$805,545
Land	430,754	430,754
Machinery & Equipment	1,532,103	1,454,958
Furniture & Fixtures	138,184	138,184
Computer Equipment	18,979	18,979
Building & Leasehold Improvements	640,499	633,094
Vehicles	64,309	64,309
Trade Show Booths	214,457	214,457
Sub-total:	$3,844,832	$3,760,281

Less: Accumulated Depreciation	(1,334,390)	(1,055,666)
	$2,510,442	$2,704,615

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

After allocating depreciation of machinery and equipment and 5511 Building of $76,581 and $153,948, respectively, as overhead to finished goods, depreciation expense of $62,512 and $124,777, respectively, was recognized during the three and six months ended June 30, 2025.

In comparison, after allocating depreciation of machinery and equipment and 5511 Building of $75,417 and $152,383, respectively, as overhead to finished goods, depreciation expense of $49,435 and $98,233, respectively, was recognized during the three and six months ended June 30, 2024.

NOTE 7 – INTANGIBLE ASSETS, NET

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Combinations and Consolidated Results of Operations and Outlook

Accounting for Goodwill

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

NOTE 8 – RELATED PARTY TRANSACTIONS

Ablis

During the quarter ended three and six months ended June 30, 2025, Lifted sold $0 and $5,038 worth of finished goods to Ablis.

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee, with a salary of $60,000 per year; Mr. Warrender served as an employee until his passing in December 2024. Mr. Warrender also served as a Director of LFTD Partners Inc. As of June 30, 2025 and December 31, 2024, $0 and $1,190 in expense reimbursements were accrued as payable to Mr. Warrender, respectively.

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

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest (the “Working Capital Loan”), and (2) a $910,000 loan at 10% fixed annual interest, the net proceeds of which were used by Lifted to pay a portion of the $1,375,000 purchase price of the 5511 Building (the “Building Loan”). The two loans are cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted, in favor of Surety Bank.

The Board of Directors of the Company has authorized management of the Company to explore a sale of the 5511 Building, and, if the 5511 Building is sold, to apply the net proceeds of such sale, firstly to the full repayment of the Building Loan, and secondly to the partial repayment of the Working Capital Loan. Simultaneously with such authorization, the Board of Directors of the Company has authorized management of the Company to apply certain tax refunds expected to be received by the Company, plus certain cash on hand held by the Company, to the partial or full repayment of the Working Capital Loan.

Laurie Warrender

On December 30, 2024, Laurie Warrender, NWarrender’s mother, was hired as an employee of Lifted, as a consultant and advisor to NWarrender, with a salary of $5,000 per month. As of June 30, 2025, there was an expense reimbursement payable to Ms. Warrender of $441. There were no expense reimbursements payable to Laurie Warrender as of December 31, 2024.

Mystic Foods LLC

During the quarter ended June 30, 2025, Lifted purchased $1,260 worth of food for a Lifted function from Mystic Foods LLC, a company owned by NWarrender’s brother.

Outside Director Fees

Each of the Company’s outside directors, including Mr. Vincent Mesolella, Dr. Joshua Bloom, Ms. Sharial Howard, Mr. Richard Morrissy, Dr. James Jacobs, and Mr. Kevin Rocio, receive quarterly director fees of $4,000. Dr. Jacobs is the brother of CEO Gerard M. Jacobs (“GJacobs”) and the uncle of President and CFO William Jacobs (“WJacobs”).

William C. “Jake” Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through June 30, 2025, and also through June 30, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

Related Party Note

On April 1, 2025, the Company converted $350,000 of its cash into USD Coin (USDC), a digital stablecoin pegged to the U.S. dollar. Shortly thereafter, the digital wallet containing the USDC was compromised by an unauthorized and unknown third party, resulting in the theft of the full amount. The Company promptly reported the incident to the U.S. Federal Bureau of Investigation and continues to cooperate fully in the ongoing investigation. The Company's outside law firm is also advising the Company regarding the matter. At this time, the Company is doubtful whether any of the stolen funds will be recovered. On April 22, 2025, the Company borrowed $350,000 from Beachin Company, an affiliate of the Company’s CEO and CFO (the “Related Party Note”). The $350,000 loan does not bear interest, and is being repaid by the Company using funds that otherwise would have been paid to the Company’s CEO and CFO in the form of salary or bonuses pursuant to their employment agreements with the Company.

NOTE 9 – SHAREHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

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

As of June 30, 2025, 63,650 shares of Series A Preferred Stock have been converted into a total of 6,365,000 shares of common stock of the Company, which leaves 2,500 shares of Series A Preferred Stock currently outstanding, convertible into 250,000 shares of common stock of the Company; these are not included in the diluted earnings calculation. In comparison, as of June 30, 2024, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock; these are not included in the diluted earnings calculation.

As of June 30, 2025 and December 31, 2024, the Company has accrued a liability of $1,547 and $5,328, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock. During the three and six months ended June 30, 2025, a total of $4,500 and $7,500, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the three and six months ended June 30, 2024, a total of $4,500 and $7,500, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of June 30, 2025, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company; these are not included in the diluted earnings calculation. As of June 30, 2024, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation.

As of June 30, 2025 and December 31, 2024, the Company has accrued a liability of $4,771 and $1,796, respectively, as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three and six months ended June 30, 2025 and 2024, no cash dividends were paid to the Series B Convertible Preferred Stock holders.

Share-Based Compensation

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. There were 142,000 shares of Deferred Contingent Stock, issuable upon instruction by the respective Deferred Contingent Stock Recipients, outstanding as of June 30, 2025; these are included in the June 30, 2025 diluted EPS calculation. There were also 142,000 shares of issuable Deferred Contingent Stock included in the June 30, 2024 diluted EPS calculation.

Options and Warrants

As of June 30, 2025, the Company did not have any options or warrants outstanding.

As of June 30, 2024, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (c) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested. None of these options and warrants are included in the June 30, 2024 diluted EPS calculation.

The following is a summary of share-based compensation, option and warrant activity as of June 30, 2025 and changes during the quarter then ended:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Options and Warrants Outstanding, April 1, 2025	0	$-	0	$-
Exercisable Options and Warrants Outstanding, June 30, 2025	0	$-	0	$-
Outstanding Options and Warrants, June 30, 2025	0	$-	0	$-

In connection with the Company’s acquisition of Lifted pursuant to the Lifted Merger Agreement, the Company entered into several material agreements with NWarrender, GJacobs, and WJacobs.

Registration Rights Agreement

Pursuant to a Registration Rights Agreement, NWarrender was granted demand and piggyback registration rights with respect to the 3,900,455 shares of the Company’s common stock received as stock consideration in the Lifted Merger. Subject to certain limitations, NWarrender may request registration of all or a portion of such shares beginning on the 120th day following the merger closing. The Company is required to file a registration statement within ten days of receiving such a request but may defer the filing or effectiveness for up to 180 days under specified circumstances. The registration rights terminate when no registrable shares remain outstanding.

Stockholders Agreement

At the closing of the Lifted Merger, NWarrender, GJacobs, and WJacobs entered into a Stockholders Agreement under which they agreed to vote all shares of Company common stock now or hereafter held by them in accordance with unanimous agreement among the three on certain corporate matters, including the election and removal of directors, amendments to charter documents, compensation decisions, acquisitions and divestitures, and capital raising activities.

Executive Employment Agreements

Concurrent with the Lifted Merger closing, the Company entered into five-year, automatically renewing Executive Employment Agreements with NWarrender (Vice Chairman, Chief Operating Officer of the Company, and Chief Executive Officer of Lifted), GJacobs (Chairman, Chief Executive Officer, and Secretary), and WJacobs (President, Chief Financial Officer, and Treasurer).

NOTE 10 – LEASES

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). The amended guidance, which was effective for the Company on January 1, 2019, requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Leases with an initial term of one year or less are not recorded on the balance sheet; lease expense for these types of leases are recognized on a straight-line basis over the lease term. Options to extend or terminate a lease are not included in the determination of the right-of-use asset or lease liability unless it is reasonably certain to be exercised. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Lifted adopted ASU 2016-02 using the modified retrospective approach, electing the package of practical expedients.

The Company currently has operating leases for its leased facilities located at 8910 58th Place, Suites 100, 600 and 700, Kenosha, WI 53144 and 5732 95th Avenue, Suites 100-300, Kenosha, WI 53144. These facilities are used for manufacturing, packaging, storage and office space in Kenosha, Wisconsin. The Company has paid security deposits for these leases. From time to time, the Company maintains inventory at third party facilities around the USA.

The following table is the maturity analysis of the Company’s operating leases as of the reported period end:

	Finance	Operating
2025	$-	$164,531
2026	-	337,567
2027	-	348,411
2028	-	294,626
2029	-	119,967
Thereafter	-	-
Total	-	1,265,103
Less: Present value discount	-	(211,222)
Lease liability	$-	$1,053,881

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history.

	June 30, 2025	December 31, 2024
Weighted Average remaining lease term (years)	3.72	4.20
Weighted Average Discount rate	9.66%	9.65%

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended June 30,
Lease Cost:	2025	2024
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expense	83,424	83,424
Total	$83,424	$83,424

	For the Six Months Ended June 30,
Lease Cost:	2025	2024
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expense	166,849	138,738
Total	$166,849	$138,738

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2025
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $339,532	Non-Current Assets	$1,006,549

Liability	Balance Sheet Line	June 30, 2025
Operating Lease Liabilities	Current Liabilities	$240,657
	Non-Current Liabilities	813,224

Allocation of a Portion of Lease Expense to Finished Goods

A portion of monthly overhead expenses, such as those related to leases, utilities, insurance, and indirect labor, are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods.

Other Deposits and Bonds

The majority of the Company’s security deposit for the lease of 789 Tech Center Drive, Unit C, Durango, Colorado 81301 was returned to the Company in the second quarter of 2025 after the termination of the lease. The Company’s security deposit for its former sublease of the space located at 2701-09 West Fulton PH, Chicago, Illinois 60612 was written off in the second quarter of 2025.

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

NOTE 11 - CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

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

Compensation of Lifted’s Chief Strategy Officer

Lifted entered into an agreement with its Chief Strategy Officer (the “CSO”), effective as of April 1, 2025, pursuant to which, in addition to his base compensation of $10,000 every two weeks plus health insurance coverage, the CSO receives (1) a royalty on certain gummies manufactured by Lifted of between $0.005 and $0.01, and (2) certain quarterly and annual bonuses based upon Lifted’s quarterly and annual collected revenues on certain sales exceeding targets of $9,000,000 and $58,000,000, respectively.

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

Amendment to Settlement With Dev Distribution, LLC

On April 1, 2024, the Company entered into an Addendum to Settlement Agreement and Mutual Release (“Addendum”) with Dev. Under the Addendum, the total consideration to be paid by Dev has been increased from $230,000 to $240,000, and the end date of the monthly settlement payment schedule (“Monthly Payments”) has been extended from the earlier of May 1, 2024 or the closing date of Dev’s sale of its assets, of the sale of some or all of the membership interests owned by its current members, or of obtaining a loan or other cash infusion (a “Cash Event”), to the earlier of April 10, 2025, or the date of a Cash Event. Similar to the original Settlement Agreement and Mutual General Release, in the event of a Cash Event, Dev shall be obligated to contemporaneously pay Lifted $240,000 less any Monthly Payments made by Dev to Lifted up to the point of such Cash Event. Dev met its settlement obligations in April 2025.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool expense during the three and six months ended June 30, 2025. Similarly, the Company did not report any company-wide bonus pool expense during the three and six months ended June 30, 2024.

NOTE 14 – INCOME TAXES

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Current
Domestic-Federal	$(4,710)	$-	$(9,048)	$-
Domestic-State	25	-	(1,717)	-
Franchise taxes	7,240	4,014	11,155	11,010
Foreign	-	-	-	-
	2,555	4,014	390	11,010
Deferred
Domestic-Federal	(51,493)	(110,454)	(117,861)	(431,217)
Domestic-State	(5,890)	(28,086)	(17,065)	(112,271)
Foreign	-	-	-	-
	(57,383)	(138,540)	(134,926)	(543,488)
Total Provision/(Benefit) for Income Taxes	$(54,828)	$(134,526)	$(134,536)	$(532,478)

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Domestic-Federal	$(69,514)	$(138,968)	$(150,713)	$(463,619)
State taxes, net of federal benefit	(15,176)	(35,458)	(35,171)	(120,916)
Non-deductible expenses	10,931	35,942	29,416	40,852
Franchise taxes	7,240	4,014	11,155	11,010
Revision of prior years' provision to return filing	6,649	-	570	-
Change in estimated future income tax rates	32,224	5,054	64,024	(17,274)
Change in valuation allowance	(27,182)	(5,111)	(53,815)	17,469
Other	(1)	-	(1)	-
Total Provision/(Benefit) for Income Taxes	$(54,828)	$(134,526)	$(134,536)	$(532,478)

Deferred tax assets and liabilities as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
Deferred Tax Assets:
Operating Loss Carry forwards	$244,218	$434,921
Stock-Based Compensation	2,723,828	2,780,165
Sales Allowances	90,652	80,371
Accrued Related Party Expenses	114	315
Interest Carryforward	78,806	54,790
Allowance for Doubtful Accounts	294,878	225,588
Lease Liabilities	15,497	14,676
Other	1,444	-
Less: Valuation allowance for stock-based compensation	(2,601,906)	(2,655,721)
Total Deferred Tax Assets	847,531	935,105

Deferred Tax Liabilities:
Depreciation & Amortization	(197,471)	(419,971)
Other	-	-
Total Deferred Tax Liabilities	(197,471)	(419,971)

Net Deferred Tax Assets/(Liabilities)	$650,060	$515,134

NOTE 15 – DEBT

On December 14, 2023, the Company entered into two loan arrangements with a single lender: the $3,000,000 Working Capital Loan and the $910,000 Building Loan. The Working Capital Loan bears interest at a fixed annual rate of 9.5% and is evidenced by a credit agreement, promissory note, security agreement, collateral assignment agreement, and pledge agreement. The Working Capital Loan matures on December 14, 2028, and is subject to prepayment penalties declining from 3% to 1% over three years and includes restrictive covenants prohibiting, without lender consent, additional liens, changes in Lifted’s ownership, mergers, stock buybacks, and other actions. The Working Capital Loan is secured by all of the Company’s business personal property and intellectual property and includes a cross-default with the Building Loan. The Building Loan bears interest at a fixed annual rate of 10% and requires a minimum 1.50x debt service coverage ratio (waived for 2024), as well as maintaining a $1,000,000 minimum deposit balance with the lender for the life of the Building Loan, which matures on December 14, 2028. The Building Loan is secured by a mortgage on the 5511 Building, an assignment of rents and leases, and a security interest in related furniture, equipment, inventory and intangibles. Both loans contain late payment penalties and extensive cross-collateralization. As of June 30, 2025, the combined outstanding principal was approximately $3.08 million, and any default under these agreements could result in the lender seizing the pledged collateral, including equity in key subsidiaries, intellectual property, and real estate, which could have a catastrophic impact on the Company.

The following presents the Working Capital Loan and Building Loan in the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Working Capital Loan	$2,245,842	$2,509,838
Real Estate Loan	868,113	882,950
Total principal amount	3,113,955	3,392,788
Less: Unamortized debt financing costs	(38,482)	(43,997)
Less: Current portion of Surety Bank notes	(587,454)	(559,418)
Non-Current portion of Surety Bank notes	$2,488,019	$2,789,372

The following represents aggregate payments due on the Working Capital and Building Loans as of June 30, 2025:

2025	$438,470
2026	876,939
2027	876,939
2028	1,618,429
Thereafter	-
Total	3,810,777
Less: Interest portion	(696,822)
Total principal amount	$3,113,955

NOTE 16 – REVENUES

Revenue – The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. The majority of the Company’s sales are of branded products to distributors, wholesalers, and end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. The majority of the Company’s sales are to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. Distributors primarily sell Lifted’s products to vape and smoke shops, stores specializing in hemp-derived products, convenience stores, health food stores, and other outlets.

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

License Fee – On June 1, 2023, Lifted and Extrax NM, LLC (“ENM”) entered into an Agreement (the “ENM Agreement”). Pursuant to the ENM Agreement, (1) Lifted will sell certain devices/objects to ENM, and Lifted will loan certain amounts to ENM, and (2) ENM will manufacture and exclusively sell Urb-branded marijuana products to licensed marijuana dispensaries located in New Mexico. ENM shall pay over to Lifted one-half of the gross sales proceeds, excluding only governmentally-imposed taxes, received by ENM from product sales, which payments shall be allocated and applied as follows: firstly, to repay Lifted for its loans to ENM; secondly, to pay to Lifted mutually agreed upon amounts for said devices/objects sold by Lifted to ENM; and thirdly, to pay to Lifted a license fee (the “License Fee”). The License Fee shall be calculated as an amount equal to (a) one-half of the gross sales proceeds paid to Lifted, minus (b) the loan repayment(s) and the amounts paid for said devices/objects sold by Lifted to ENM.

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers. Discounts and rebates provided to customers are recorded as a reduction to gross sales.

Allowance for Sales – An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. Described below are some of the reasons why a customer may want to return an ordered item, and how the Company responds in each situation:

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

Deferred Revenue – Amounts received from a customer before the purchased product is shipped to the customer are treated as deferred revenue. If cash is not received, an accounts receivable is recognized for the invoiced order, but revenue is not recognized until the order is fully shipped.

At June 30, 2025, total deferred revenue was $1,666,672, all of which is expected to be recognized as revenue in 2025. At December 31, 2024, total deferred revenue was $674,676, the majority of which was recognized as revenue in 2025. Deposits from customers on unfulfilled orders totaled $216,269 as of June 30, 2025, and $334,091 as of December 31, 2024.

The table shown below represents the composition of deferred revenue between contract assets (invoiced but unfulfilled performance obligations) and deposits from customers from unfulfilled orders as of June 30, 2025 and December 31, 2024.

NOTE 17 – SEGMENTS AND CONCENTRATIONS

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

Based on the similarities and shared resources of our production and related product portfolio, the Company views its operations and manages its business as one operating and one reporting segment. The Company’s CODM is Nicholas S. Warrender (“NWarrender”). Due to the rapidly evolving nature of the Company’s industry, NWarrender leads the Company’s efforts to launch new products to stay ahead of trends, find new sales channels, and modify sales strategies. Consumer demands, changes to regulations, proposed legislation, resource needs for Lifted’s collaborations with third parties, and new product opportunities with novel cannabinoids or other active ingredients, are some of the factors that are considered by NWarrender when determining how to allocate the Company’s resources for operations and business development.

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Type of Sale	2025		2024		2025		2024
Net sales of raw materials to customers	$141,537	1%	$584,327	6%	$141,537	1%	$760,249	4%
Net sales of products to private label clients	301,020	3%	475,685	5%	490,126	3%	2,084,164	10%
Net sales of products to wholesalers	1,425,985	14%	2,461,062	26%	3,293,809	17%	5,224,679	26%
Net sales of products to distributors	7,390,299	72%	5,022,072	53%	13,419,356	69%	10,370,963	51%
Net sales of products to end consumers	1,066,496	10%	944,153	10%	2,104,358	11%	1,713,893	9%
Net Sales	$10,325,336	100%	$9,487,299	100%	$19,449,186	100%	$20,153,948	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Product Type	2025		2024		2025		2024
Vapes	$1,164,611	11%	$4,660,821	49%	$3,244,479	17%	$10,127,924	50%
Edibles	8,610,540	83%	3,729,781	39%	14,846,470	76%	7,348,939	36%
Flower	238,253	2%	332,100	4%	556,247	3%	1,001,494	5%
Cartridges	298,161	3%	722,371	8%	766,476	4%	1,578,451	8%
Apparel and Accessories	13,770	0%	42,226	0%	35,514	0%	97,139	0%
Net Sales	$10,325,336	100%	$9,487,299	100%	$19,449,186	100%	$20,153,948	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Hemp vs Non-Hemp Product Sales	2025		2024		2025		2024
Net sales of hemp products	$4,409,808	43%	$9,026,080	95%	$10,107,451	52%	$19,605,839	97%
Net sales of non-hemp products	5,915,528	57%	461,219	5%	9,341,735	48%	548,109	3%
Net Sales	$10,325,336	100%	$9,487,299	100%	$19,449,186	100%	$20,153,948	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Geographic Market	2025		2024		2025		2024
United States	$10,325,336	100%	$9,487,299	100%	$19,449,186	100%	$20,153,948	100%
International	0	0%	0	0%	0	0%	0	0%
Net Sales	$10,325,336	100%	$9,487,299	100%	$19,449,186	100%	$20,153,948	100%

NOTE 18 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q.

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

Overview

Reference is hereby made to the description of the business of LFTD Partners Inc. in the following section, which is hereby incorporated by reference thereto:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.

Liquidity and Capital Resources

On February 24, 2020, the Company acquired 100% of the ownership interests of Lifted. All of the Company’s sales are generated by the Company’s wholly owned subsidiary Lifted; LFTD Partners by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery or Ablis.

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

The Company has a history of losses as evidenced by the accumulated deficit at June 30, 2025 of $4,546,395. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
	2025	2024
Net Cash Provided by Operating Activities	$86,143	$244,945
Net Cash Used in Investing Activities	(84,551)	(488,584)
Net Cash Used In Financing Activities	(32,487)	(500,111)

Cash Flows From Operating Activities

Net cash provided by operating activities was $86,143 for the six months ended June 30, 2025; this resulted from a net loss of $571,992 offset by net, non-cash expenses of $1,027,812 and changes in net operating assets of $369,677. Non-cash expenses are primarily related to spoiled and written off inventory of $780,929.

In comparison, net cash provided by operating activities was $244,945 for the six months ended June 30, 2024; this resulted from a net loss of $1,664,216 offset by net, non-cash expenses of $3,059,549 and changes in net operating assets of $1,150,388. Non-cash expenses are primarily related to bad debt expense of $1,440,553, loss on the Jeeter collaboration of $1,349,467, and spoiled and written off inventory of $1,050,005.

Cash Flows From Investing Activities

Net cash used in investing activities was $84,551 during the six months ended June 30, 2025, and was due to the purchase of fixed assets.

Net cash used in investing activities was $488,584 during the six months ended June 30, 2024. In 2024, Lifted spent $288,584 on purchases of fixed assets and $200,000 for the cash portion of the second installment of merger consideration pursuant to the Oculus Merger Agreement.

Cash Flows From Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $32,487, primarily consisting of proceeds of $350,000 from the Related Party Note (defined below), offset by payments on the Surety Bank loans of $278,833, and payments on the Related Party Note of $96,154.

In comparison, during the six months ended June 30, 2024, net cash used in financing activities was $500,111, which was primarily driven by payments on the Surety Bank loans of $252,371 and purchases of shares of the Company’s common stock of $240,240.

During the six months ended June 30, 2025, net cash decreased by $30,895, and we had $2,116,052 of unrestricted cash at June 30, 2025. In comparison, during the six months ended June 30, 2024, net cash decreased by $743,751, and we had $3,613,788 of unrestricted cash at June 30, 2024.

Comparison of the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024

The following table summarizes our Company’s current assets, current liabilities and working capital as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Current Assets	$17,875,184	$16,928,005
Current Liabilities	7,600,570	6,084,011
Working Capital	10,274,615	10,843,994

As of June 30, 2025, we had cash and restricted cash of $3,116,052; in comparison, as of December 31, 2024, we had cash and restricted cash of $3,146,947.

As of June 30, 2025, we reported prepaid expenses of $867,046, primarily consisting of prepaid inventory of $789,819. In comparison, as of December 31, 2024, we reported prepaid expenses of $1,598,654, primarily consisting of prepaid inventory of $1,470,957.

Accounts receivable of $4,007,602, net of $1,138,498 allowance for doubtful accounts, were outstanding as of June 30, 2025. In comparison, accounts receivable of $2,358,823, net of $853,329 allowance for doubtful accounts, were outstanding as of December 31, 2024.

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

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $350,000 and $304,018 were reported as of June 30, 2025 and December 31, 2024, respectively. A primary impetus for the need of a sales allowance and a reduction in accounts receivable as of June 30, 2025 and December 31, 2024 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Raw Goods	$6,029,208	$5,867,526
Finished Goods	3,630,187	3,448,765
Total Inventory	$9,659,396	$9,316,291

Overhead expenses related to leases, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods. At June 30, 2025, $374,007 of overhead expenses were allocated to finished goods. In comparison, at December 31, 2024, $383,646 of overhead expenses were allocated to finished goods.

As of June 30, 2025 and December 31, 2024, our other assets primarily included goodwill of $23,092,794, which was comprised of $22,292,767 of goodwill from the acquisition of Lifted on February 24, 2020, and $800,027 of goodwill from Lifted’s purchase of nearly all of the assets of Oculus CRS, LLC, and Lifted’s merger with Oculus CHS Management Corp. in April 2023.

Also, as of both June 30, 2025 and December 31, 2024, our other assets included our investments in Ablis and Bendistillery, which total $1,896,200. Net fixed assets as of June 30, 2025 and December 31, 2024 were $2,510,442 and $2,704,615, respectively.

In addition, as of both June 30, 2025 and December 31, 2024, our other assets also included restricted cash of $1,000,000. We are required by our Business Loan Agreement with Surety Bank to maintain a minimum depository balance of $1,000,000 with Surety Bank for the duration of our Business Loan. The Business Loan matures on December 14, 2028.

As of June 30, 2025, current liabilities of $7,600,570 primarily consisted of accounts payable and accrued expenses of $5,083,339, deferred revenue of $1,666,672 and the current portion of the notes payable to Surety Bank of $587,454. In comparison, as of December 31, 2024, current liabilities of $6,084,011 primarily consisted of accounts payable and accrued expenses of $4,563,464, deferred revenue of $674,676 and the current portion of the notes payable to Surety Bank of $559,418. Deferred revenue was significantly higher at June 30, 2025 than at December 31, 2024 primarily due to shipment delays. Accounts payable and accrued expenses increased from December 31, 2024 to June 30, 2025 primarily due to increased payables to certain suppliers.

The second installment of the Oculus CHS Management Corp. merger consideration was paid by Lifted to Chase and Hagan Sanchez following the first anniversary of the closing of the merger, which was April 28, 2024. The second installment of merger consideration consists of:

(1)	Two Hundred Thousand Dollars ($200,000) in cash; and
(2)	One Hundred Sixty Thousand (160,000) newly issued shares of unregistered LIFD Common Stock.

On May 13, 2024, the cash component of the second installment of merger consideration was paid, and the stock component of the second installment of merger consideration was issued.

On April 1, 2025, the Company converted $350,000 of its cash into USD Coin (USDC), a digital stablecoin pegged to the U.S. dollar. Shortly thereafter, the digital wallet containing the USDC was compromised by an unauthorized and unknown third party, resulting in the theft of the full amount. The Company promptly reported the incident to the U.S. Federal Bureau of Investigation and continues to cooperate fully in the ongoing investigation. The Company's outside law firm is also advising the Company regarding the matter. At this time, the Company is doubtful whether any of the stolen funds will be recovered. On April 22, 2025, the Company borrowed $350,000 from Beachin Company, an affiliate of the Company’s CEO and CFO (the “Related Party Note”). The $350,000 loan does not bear interest, and is being repaid by the Company using funds that otherwise would have been paid to the Company’s CEO and CFO in the form of salary or bonuses pursuant to their employment agreements with the Company.

As of June 30, 2025, non-current liabilities of $3,555,089 consisted of the non-current portion of the loans payable to Surety Bank, which totaled $2,488,019, operating lease liability of $813,224, and the Related Party Note of $253,846. In comparison, at December 31, 2024, non-current liabilities of $3,727,360 consisted of the non-current portion of the loans payable to Surety Bank, which totaled $2,789,372 and operating lease liability of $937,988.

In prior years, the Company’s payables have been greater than its cash on hand. Prior to the Company’s acquisition of Lifted, the Company had inconsistent income-generating ability and was therefore reliant on raising money from loans or stock sales. The Company had an accumulated deficit of $4,546,395 and $3,967,708 as of June 30, 2025 and December 31, 2024, respectively.

Comparison of Operations for the Three and Six Months Ended June 30, 2025 to June 30, 2024

Net sales during the three and six months ended June 30, 2025 were $10,325,336 and $19,449,186, respectively, compared to net sales during the three and six months ended June 30, 2024 of $9,487,299 and $20,153,948, respectively. Lifted’s sales of non-hemp products were a primary driver of the increase in sales between the first quarter of 2024 and the first quarter of 2025. Reasons for the decrease in net sales between the six months ended June 30, 2024 and the six months ended June 30, 2025 include, but are not limited to: prohibition of, or tighter regulation of, intoxicating hemp-derived products has been adopted or proposed in many states that are significant markets for Lifted, such as in Florida, Texas, Illinois and California; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers more than what Lifted is willing to pay (if anything), for valuable shelf space.

During the six months ended June 30, 2025, Lifted has launched several initiatives in order to attempt to increase net sales and decrease operating expenses, including: laying off certain employees and independent contractors in Kenosha and Durango; restructuring its sales team; consolidating operations; developing the marketing and distribution networks of hemp-free brands including Rebel Energy Gummy, Mielos, and other brands and products; and increasing spending on marketing and advertising, and digital marketing.

Cost of Goods Sold

Cost of goods sold amounted to $7,078,942 and $5,933,058 during the three months ended June 30, 2025 and 2024, respectively, and $13,985,399 and $13,215,667 during the six months ended June 30, 2025 and 2024, respectively.

Lifted's industry, and customer preferences, are constantly and quickly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. This exposes Lifted to the risk that it will need to write off obsolete raw goods and slow-moving finished goods, causing an increase in cost of goods sold.

During the quarters ended June 30, 2025 and 2024, $316,408 and $651,190, respectively, of obsolete and spoiled inventory was written off. During the six months ended June 30, 2025, and 2024, $780,929 and $1,050,005 of obsolete and spoiled inventory was written off, respectively.

Operating Expenses

Operating expenses include accounts such as payroll expenses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commission and royalty expense, and other operating expenses.

Payroll Expenses

During the three and six months ended June 30, 2025, the Company reported $1,196,704 and $2,496,274 of payroll expenses, respectively. In March 2025, an Employee Retention Tax Credit (“ERC”) of $22,357 related to the second quarter of 2020 was recovered. The $22,357 ERC is accounted for as a reduction in payroll expenses in the first quarter of 2025.

Payroll expenses include sales commissions paid to independent contractors. Lifted entered into an agreement with its Chief Strategy Officer (the “CSO”), effective as of April 1, 2025, pursuant to which, in addition to his base compensation of $10,000 every two weeks plus health insurance coverage, the CSO receives (1) a royalty on certain gummies manufactured by Lifted of between $0.005 and $0.01, and (2) certain quarterly and annual bonuses based upon Lifted’s quarterly and annual collected revenues on certain sales exceeding targets of $9,000,000 and $58,000,000, respectively.

Lifted’s former Chief Strategy Officer (the “CSO”), who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941. For the three and six months ended June 30, 2024, the bonus earned by the CSO was $27,941 and $191,273, respectively.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. During the three and six months ended June 30, 2025, the Company incurred $531,873 and $947,445, respectively, in advertising and marketing expenses. Advertising and marketing expenses primarily relate to marketing campaigns, trade shows, digital marketing, and promotional products. Lifted has been engaging with third party specialists to increase its presence in the direct-to-consumer space.  In comparison, during the three and six months ended June 30, 2024, the Company incurred $190,126 and $366,786, respectively, in advertising and marketing expenses.

Bad Debt Expense

Bad debt expense for the three and six months ended June 30, 2025, totaled $649,637 and $245,768, respectively; bad debt expense for the six months ended June 30, 2025 is less than bad debt expense for the three months ended June 30, 2025 because the Company reported a benefit from bad debt expense of $403,869 during the quarter ended March 31, 2025. Bad debt expense for the three and six months ended June 30, 2024, totaled $1,165,275 and $1,440,553, respectively.

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

Collaboration Commission and Royalty Expense

During the three and six months ended June 30, 2025, the Company reported collaboration commission and royalty expense of $5,742 and $72,840, respectively. In comparison, during the three and six months ended June 30, 2024, the Company reported collaboration commission and royalty expense of $238,385 and $409,300, respectively. The change in collaboration commission and royalty expense primarily stems from decreased sales of the products covered by respective collaborations. Lifted has been de-emphasizing its collaboration efforts with outside brands due to the collaborations’ lack of traction in sales. Also, on or about April 28, 2025, Lifted and Cali terminated the Cali Agreement. Under the Termination Agreement, Lifted and Cali mutually agreed to terminate the Cali Agreement and all agreements, obligations and responsibilities of the parties thereunder, as of January 1, 2025.

Other Operating Expenses

Other operating expenses include, for example, insurance expense, rent expense, repairs and maintenance, state license and filing fees, excise and sales tax expense, health and dental expenses, warehouse and lab expenses below the Company’s capitalization threshold, and other expenses. Other operating expenses increased to $644,828 during the quarter ended June 30, 2025, from $644,795 during the quarter ended June 30, 2024. In comparison, during the six months ended June 30, 2025, other operating expenses decreased to $1,296,159 from $1,328,964 during the six months ended June 30, 2024. The premiums of certain insurance policies that the Company has had in place have typically been based on the Company’s revenue; as such, these policies are costly for the Company.

Other Income or Expenses

During the quarter ended June 30, 2025, total net non-operating Other Expenses of $214,138 primarily consisted of theft expense of $350,000 and interest expense of $77,474 offset by settlement income of $177,500 and interest income of $19,098. In comparison, during the quarter ended June 30, 2024, total net non-operating Other Expenses of $74,993 primarily consisted of interest expense of $90,487 and loss on disposal of fixed assets of $37,986, offset by interest income of $41,013.

During the six months ended June 30, 2025, total net non-operating Other Expenses of $268,502 primarily consisted theft expense of $350,000 and interest expense of $157,467 offset by settlement income of $177,500 and interest income of $51,982. In comparison, during the six months ended June 30, 2024, total, net non-operating net Other Expenses of $1,491,615 primarily consisted of the $1,349,467 loss related to the termination of the Jeeter collaboration.

Net Loss

During the quarter ended June 30, 2025, the Company recognized a net loss of $268,950. In comparison, during the quarter ended June 30, 2024, the Company recognized a net loss of $523,212.

During the six months ended June 30, 2025, the Company recognized a net loss of $571,992. In comparison, during the six months ended June 30, 2024, the Company recognized a net loss of $1,664,216.

The Business Loan requires that Borrower shall maintain a minimum 1.50x debt service coverage ratio (“DSCR”) based on Borrower's annual corporate tax return. The DSCR shall be tested annually, beginning with the 2023 return. The DSCR shall be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. Borrower met the DSCR requirement contained in the Business Loan for the year ended December 31, 2023. Surety Bank waived any claim of default based on Borrower’s 2024 DSCR.

Off-Balance Sheet Arrangements

As of reported period end, the Company has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are discussed in NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

Tax Provision

Please refer to NOTE 14 – INCOME TAXES for information about the Company’s tax provision.

Other Matters

We may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business in addition to the matters discussed in NOTE 12 – LEGAL PROCEEDINGS. We intend to vigorously pursue and defend such litigation. Although the outcome of these other matters is currently not determinable, our management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our Company’s financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2025.

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

During June 2025, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2025 was not effective. Management identified the following material weaknesses as of June 30, 2025:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Description of Legal Proceedings

Lifted currently is involved in three pending lawsuits, two as the defendant, and one as the plaintiff. Please refer to NOTE 12 – LEGAL PROCEEDINGS for more information.

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

(1)

U.S. House and Senate Committees are currently considering legislation (“Bill”) that, if enacted in its current form, could result in the vast majority or all hemp-derived products containing THC becoming illegal one year after such enactment. The passage of such Bill could have a material adverse effect on the Company’s sales of hemp-derived products and the trading price of the Company’s common stock.

(2)

On May 21, 2025, the Governor of Tennessee signed House Bill 1376, which significantly restricts the production and sale of hemp-derived products beginning in 2026, and which could materially adversely affect our sales of hemp-derived products in Tennessee and the trading price of our common stock;

(3)

In Alabama, new regulations took effect on July 1, 2025, which are intended to curb or eliminate the sales of hemp-derived products in Alabama. These regulations could materially adversely affect our sales of hemp-derived products in Alabama and the trading price of our common stock;

(4)

Opponents of our industry are known to be lobbying for legislation in Texas and other states intended to prohibit or restrict sales of hemp-derived products, and if such legislation becomes law, it could materially adversely affect our sales of hemp-derived products in those jurisdictions and the trading price of our common stock; and

(5)

The visibility and trading volume of our common stock are low, and any material increase in such visibility and trading volume is likely dependent upon our ability to list our common stock on a recognized stock exchange, but our ability to satisfy the listing requirements for a recognized stock exchange cannot be guaranteed or assured. A continued inability to satisfy the listing requirements for a recognized stock exchange could materially adversely affect the visibility, trading volume, and trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 9 – SHAREHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

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

LFTD Partners Inc.

Dated: August 14, 2025	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

