Form 10-Q
period 2025-09-30
LFTD PARTNERS INC.
filed 2025-11-14
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2025, there were 14,822,678 shares of the registrant’s common stock outstanding.

LFTD Partners Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2025

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding the Company’s future financial position, planned acquisitions, prospects of our industries or our prospects, plans, performance, operations, business strategy, budgets, projected costs, capital spending, sources of liquidity and financing sources, and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “anticipate,” “foresee,” “project,” forecast,” “could”, “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or the negative of these terms or variations of them or similar terms or expressions of similar meaning, as they relate to the Company. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.

These known and unknown risks and uncertainties include, without limitation, the risk factors described under the heading “SUMMARY OF RISK FACTORS” under Part I and the risk factors described in Item 1A under the heading “RISK FACTORS” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC on March 31, 2025 and in our other SEC public filings, which can be read at www.sec.gov. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements.

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

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,920,664	$2,146,947
Prepaid Expenses	259,222	1,598,654
Accounts Receivable, net of allowance of $1,536,905 in 2025 and $853,329 in 2024	2,308,084	2,358,823
Inventory	10,077,375	9,316,291
Income Tax Receivable	-	682,347
Current Portion of Settlement Asset and Receivables	25,910	460,500
Receivable Unit Loans from Extrax NM - Current	-	364,443
Total Current Assets	14,591,256	16,928,005
Restricted Cash	1,000,000	1,000,000
Goodwill	23,092,794	23,092,794
Investment in Ablis	399,200	399,200
Investment in Bendistillery	1,497,000	1,497,000
Net Deferred Tax Asset	567,673	515,134
Fixed Assets, less accumulated depreciation of $1,471,862 in 2025 and $1,055,666 in 2024	2,375,501	2,704,615
Security and State Licensing Deposits and Bonds	50,183	59,630
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $397,951 in 2025 and $226,646 in 2024	948,129	1,119,434
Receivable Unit Loans from Extrax NM - Non-Current	421,835	-
Total Assets	$44,943,570	$47,315,812
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	$249,081	$224,460
Deferred Revenue	892,548	674,676
Income Tax Payable	114,042	-
Collab Commissions and Royalties Payable	1,055	37,342
Accounts Payable and Accrued Expenses	2,889,818	4,563,464
Accounts Payable - Related Party	2,094	1,190
Preferred Stock Dividends Payable	5,221	7,124
Notes Payable to Surety Bank	662,387	559,418
Interest Payable to Surety Bank	10,844	16,336
Total Current Liabilities	4,827,091	6,084,011
Non-Current Liabilities
Operating Lease Liability	747,539	937,988
Note Payable - Related Party	138,462	-
Notes Payable to Surety Bank	1,673,872	2,789,372
Total Non-Current Liabilities	2,559,873	3,727,360
Total Liabilities	7,386,964	9,811,371
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	3
2,500 shares issued and outstanding at September 30, 2025
2,500 shares issued and outstanding at December 31, 2024
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at September 30, 2025
40,000 shares issued and outstanding at December 31, 2024
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,823	14,823
14,822,678 shares issued and outstanding at September 30, 2025
14,822,678 shares issued and outstanding at December 31, 2024
Additional Paid-in Capital	40,986,553	40,986,553
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at September 30, 2025 and December 31, 2024	470,730	470,730
Accumulated Deficit	(3,915,542)	(3,967,708)
Total Shareholders' Equity	37,556,607	37,504,441
Total Liabilities and Shareholders' Equity	$44,943,570	$47,315,812

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Sales	$9,056,742	$8,691,675	$28,505,928	$28,845,623
Cost of Goods Sold	4,899,247	4,933,780	18,884,646	18,149,447
Gross Profit	4,157,495	3,757,895	9,621,282	10,696,176
Operating Expenses
Payroll Expenses	1,169,117	1,360,035	3,665,391	4,432,534
Professional Fees	132,424	156,357	568,108	778,082
Bank Charges and Merchant Fees	159,042	130,831	441,908	436,131
Advertising and Marketing	426,573	470,676	1,374,018	837,462
Bad Debt Expense	418,918	864,345	664,686	2,304,898
Depreciation and Amortization	62,161	58,124	186,938	156,357
Collab Commission and Royalty Expense	33,899	180,571	106,739	589,871
Other Operating Expenses	442,570	677,659	1,738,729	2,006,623
Total Operating Expenses	2,844,704	3,898,598	8,746,517	11,541,958
Income/(Loss) From Operations	1,312,791	(140,703)	874,765	(845,782)
Other Income/(Expenses)
Gain on Lease Modification	-	-	-	9,622
Interest Income	23,695	39,213	75,677	121,580
Interest Expense	(73,481)	(88,293)	(230,948)	(271,630)
Dividend Income	-	-	-	3,579
Loss From Inventory Theft	(358,072)	-	(358,072)	-
Theft Expense	-	-	(350,000)	-
Settlement Income	-	-	177,500	10,000
Debt Financing Expenses	(32,803)	(2,803)	(38,318)	(8,349)
Penalties	(1,316)	(139)	(2,999)	(919)
Gain/(Loss) on Disposal of Fixed Assets	-	3,641	-	(48,291)
Loss on Jeeter Collab	-	-	-	(1,349,467)
Loss on Deposits	-	-	(5,000)	(6,121)
Gain on Forgiveness of Debt	-	-	21,681	-
Total Other Expenses	(441,977)	(48,381)	(710,479)	(1,539,996)
Income/(Loss) Before Provision for Income Taxes	870,814	(189,084)	164,286	(2,385,778)
Provision for Income Taxes	(236,557)	(5,315)	(102,021)	527,163
Net Income/(Loss)	$634,257	$(194,399)	$62,265	$(1,858,615)
Less: Accrued Preferred Stock Dividends	(3,403)	(3,388)	(10,099)	(10,098)
Net Income/(Loss) Attributable to Common Stockholders	$630,854	$(197,787)	$52,166	$(1,868,713)

Basic Net Income/(Loss) per Common Share	$0.04	$(0.01)	$0.00	$(0.13)
Diluted Net Income/(Loss) per Common Share	$0.04	$(0.01)	$0.00	$(0.13)

Weighted average number of common shares outstanding:
Basic	14,822,678	14,822,678	14,822,678	14,795,977
Diluted	14,964,678	14,822,678	14,964,678	14,795,977

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Additional	Deferred Contingent		Total
	Preferred Stock		Common Stock		Paid-in	Stock to be	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, December 31, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,096,780)	$38,818,011
Series A Preferred Stock dividend payable							(1,862)	(1,862)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(1,141,004)	(1,141,004)
Balance, March 31, 2024	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(3,241,142)	$37,673,649
Series A Preferred Stock dividend payable							(1,858)	(1,858)
Series B Preferred Stock dividend payable							(1,495)	(1,495)
Common stock buybacks and immediate cancellations between April 2, 2024 and April 9, 2024			(143,000)	(143)	(240,097)			(240,240)
Payment of the stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024			160,000	160	799,840			800,000
Net Loss							(523,212)	(523,212)
Balance, June 30, 2024	42,500	$43	14,822,678	$14,823	$40,988,956	$470,730	$(3,767,706)	$37,706,844
Series A Preferred Stock dividend payable							(1,889)	(1,889)
Series B Preferred Stock dividend payable							(1,499)	(1,499)
Excise taxes payable on common stock buybacks					(2,402)			(2,402)
Net Loss							(194,399)	(194,399)
Balance, September 30, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,965,493)	37,506,655

Balance, December 31, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,967,708)	37,504,441
Series A Preferred Stock dividend payable							(1,851)	(1,851)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(303,042)	(303,042)
Balance, March 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,274,080)	37,198,068
Series A Preferred Stock dividend payable							(1,870)	(1,870)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(268,950)	(268,950)
Balance, June 30, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,546,395)	36,925,753
Series A Preferred Stock dividend payable							(1,890)	(1,890)
Series B Preferred Stock dividend payable							(1,513)	(1,513)
Net Income							634,257	634,257
Balance, September 30, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,915,542)	37,556,607

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC. AND SUBSIDIARY LIFTED LIQUIDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities
Net Income/(Loss)	$62,265	$(1,858,615)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities
Sales Allowance	45,982	(531,582)
Spoiled and Written Off Inventory	769,104	1,379,982
Bad Debt Expense	664,686	2,304,898
Depreciation and Amortization	416,196	384,279
Loss/(Gain) on Lease Modification	-	(9,622)
Loss From Inventory Theft	358,072	-
Settlement Income	(177,500)	(10,000)
Debt Financing Expenses	38,318	8,349
Loss on Disposal of Fixed Assets	-	48,291
Loss on Jeeter Collab	-	1,349,467
Loss on Deposits	5,000	6,121
Gain on Forgiveness of Debt	(21,681)	-
Deferred Income Taxes	(52,539)	(550,253)
Effect on Cash of Changes in Operating Assets and Liabilities
Prepaid Expenses	1,339,432	1,229,354
Accounts Receivable	(659,929)	(452,187)
Inventory	(1,888,260)	(2,814,031)
Change in Right Of Use Asset	171,305	155,565
Change in Receivable Unit Loans from Extrax NM	(57,392)	(303,207)
Other Assets	4,447	(19,666)
Income Tax Receivable and Payable, net	796,389	(8,235)
Collab Commissions and Royalties Payable	(36,288)	(96,964)
Deferred Revenue	217,873	786,350
Accounts Payable and Accrued Expenses	(1,657,457)	(1,435,759)
Accounts Payable and Interest Payable to Related Parties	904	(5,340)
Change in Settlement Asset and Receivables	612,090	488,490
Change in Finance and Operating Lease Liabilities	(165,829)	(112,837)
Net Cash Provided By/(Used In) Operating Activities	785,188	(67,154)
Cash Flows From Investing Activities
Net Cash Paid as Part of the Oculus Transaction	-	(200,000)
Purchases of Fixed Assets	(87,082)	(310,763)
Proceeds from Disposal of Fixed Assets	-	30,152
Net Cash Used in Investing Activities	(87,082)	(480,611)
Cash Flows From Financing Activities
Proceeds from Related Party Note	350,000	-
Payments on Related Party Note	(211,538)	-
Payments on Surety Bank Loans	(1,050,849)	(382,733)
Payments of Dividends to Preferred Stockholders	(12,002)	(11,997)
Purchase of Shares of Common Stock	-	(240,240)
Net Cash Used In Financing Activities	(924,389)	(634,969)
Net Decrease in Cash	(226,283)	(1,182,734)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,146,947	5,357,539
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,920,664	$4,174,805

	For the Nine Months Ended
	September 30,
	2025	2024
Supplemental Cash Flow Information
Cash Paid For Interest	$236,440	$274,396
Cash Paid/(Received) For Income Taxes	(670,333)	23,244

Non-Cash Activities
Right-of-Use assets acquired from inception of Operating Leases	$-	$830,297
Issuance of stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024	-	800,000

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	$1,920,664	$3,174,805
Restricted Cash	1,000,000	1,000,000
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$2,920,664	$4,174,805

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

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made and d/b/a Urb Finest Flowers (www.urb.shop), Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand and other brands, hemp-free health and wellness gummies under its Mielos brand (www.mielos.com), and hemp-free energy gummies under its Rebel Energy Gummy brand (www.RebelEnergyGummy.com). Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) hemp-derived products, and is the exclusive manufacturer and seller in the USA of hemp-derived products for a subsidiary of a large, publicly traded US marijuana company. LFTD Partners Inc. also owns 4.99% of hemp-derived beverage and products maker Ablis (www.Ablis.shop), and of craft distiller Bendistillery Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com), both located in Bend, Oregon.

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

In performing its CECL Model Analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. The Company reported Allowance for Doubtful Accounts of $1,536,905 as of September 30, 2025, and $853,329 as of December 31, 2024; these amounts are netted against Accounts Receivable.

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

Basic and Diluted Net Income/(Loss) Per Common Share – Basic net income/(loss) per common share is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares outstanding during the period. Diluted net income/(loss) per common share is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2025	2024		2025	2024
Net Income/(Loss)	$634,257	$(194,399)	Net Income/(Loss)	$62,265	$(1,858,615)
Less: Accrued Preferred Stock Dividends	(3,403)	(3,388)	Less: Accrued Preferred Stock Dividends	(10,099)	(10,098)
Net Income/(Loss) Attributable to Common Stockholders	$630,854	$(197,787)	Net Income/(Loss) Attributable to Common Stockholders	$52,166	$(1,868,713)

Weighted average number of common shares outstanding:			Weighted average number of common shares outstanding:
Basic	14,822,678	14,822,678	Basic	14,822,678	14,795,977
Diluted	14,964,678	14,822,678	Diluted	14,964,678	14,795,977

Basic Net Income/(Loss) per Common Share	$0.04	$(0.01)	Basic Net Income/(Loss) per Common Share	$0.00	$(0.13)
Diluted Net Income/(Loss) per Common Share	$0.04	$(0.01)	Diluted Net Income/(Loss) per Common Share	$0.00	$(0.13)

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

Business Combinations – The Company accounts for its acquisitions under ASC Topic 805, Business Combinations and Reorganizations (“ASC Topic 805”). ASC Topic 805 provides guidance on how the acquirer recognizes and measures the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. ASC Topic 805 also expands required disclosures surrounding the nature and financial effects of business combinations. Acquisition costs are expensed as incurred.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $3,915,542 as of September 30, 2025. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

The regulatory risks and uncertainties associated with Lifted's hemp-derived products and vapes, other intoxicating products, and the other significant risks described in our 2024 Form 10-K, have created significant adverse risks to the Company, which have caused substantial doubt about the Company’s ability to continue as a going concern.

The Company has significant financial obligations under its loan agreements with Surety Bank, and also the Company is accruing and paying 3% annual dividends on its outstanding Series A and Series B Convertible Preferred Stock.

On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also bans intoxicating hemp-derived consumable products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. However, the Act in all likelihood will have a devastating impact on the Company and the price of its common stock. The material adverse effects of the Act cannot be overstated; these material adverse effects include, but are not limited to, the following:

1)

The elimination of half or more of Lifted’s sales. Sales of hemp-derived products made up approximately 47% of Lifted’s sales during the three months ended September 30, 2025; thus, the Act could eliminate approximately half or more of the Company’s revenue;

2)

Goodwill impairment charges. As a result of LFTD Partners' acquisition of Lifted, LFTD Partners recognized goodwill of $22,292,767 ("Lifted Goodwill"). As a result of Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., LFTD Partners recognized goodwill of $800,027 ("Oculus Goodwill"). Total goodwill reported at September 30, 2025 is $23,092,794. The Act will necessitate the calculation and recording of an impairment charge over the Lifted Goodwill and Oculus Goodwill. The impairment charge could be half or more of the Lifted Goodwill and Oculus Goodwill;

3)

An investment impairment charge. The Act will necessitate the calculation and recording of an impairment of LFTD Partners’ investment in hemp-derived beverage and products maker Ablis. LFTD Partners’ investment in Ablis was reported as $399,200 as of September 30, 2025. The impairment charge could be half or more of LFTD Partners’ investment in Ablis; and

4)

Significant inventory write offs. The Act will most likely negatively impact the pricing of hemp-derived products, the availability and price of raw goods and production forecasting, which will lead to increased write-offs each quarter end. Moreover, any hemp-derived products in inventory on November 12, 2026 will have to be written off.

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

On October 15, 2025, the management of LFTD Partners had a video conference with the officers of Ablis and Bendistillery. During this meeting, the management of those companies discussed the performance of Ablis and Bendistillery during the three months and nine months ended September 30, 2025. Based upon the financial and non-financial information that was shared with LFTD Partners during that conference call, the management of LFTD Partners believes that no impairment of the value of Ablis and Bendistillery is warranted at this point in time.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	September 30, 2025	December 31, 2024
Building	$805,545	$805,545
Land	430,754	430,754
Machinery & Equipment	1,532,103	1,454,958
Furniture & Fixtures	138,184	138,184
Computer Equipment	21,510	18,979
Building & Leasehold Improvements	640,499	633,094
Vehicles	64,309	64,309
Trade Show Booths	214,457	214,457
Sub-total:	$3,847,363	$3,760,281

Less: Accumulated Depreciation	(1,471,862)	(1,055,666)
	$2,375,501	$2,704,615

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

Depreciation expense related to machinery and equipment and depreciation expense related to the 5511 Building, totaling $75,311 for the three months ended September 30, 2025, and $229,259 for the nine months ended September 30, 2025, were allocated as overhead to finished goods as of September 30, 2025. After this allocation, depreciation expense of $62,161 and $186,938, respectively, was recognized during the three and nine months ended September 30, 2025.

In comparison, depreciation expense related to machinery and equipment and depreciation expense related to the 5511 Building, totaling $75,537 for the three months ended September 30, 2024, and $227,921 for the nine months ended September 30, 2024, were allocated as overhead to finished goods as of September 30, 2024. After this allocation, depreciation expense of $58,124 and $156,357, respectively, was recognized during the three and nine months ended September 30, 2024.

NOTE 6 – THEFT OF INVENTORY

During the quarter ended September 30, 2025, total net non-operating Other Expenses of $441,977 primarily consisted of $358,072 of Loss From Inventory Theft. In July 2025, $335,460 worth of finished goods were stolen off of Lifted’s third-party shipper's truck just after leaving Lifted's co-packer's facility in Orange County, California. The thieves were apprehended by authorities, and Lifted filed an insurance claim with the shipping company's insurance company. Lifted’s co-packer credited Lifted $40,000. As described in NOTE 18 – SUBSEQUENT EVENTS, on November 6, 2025, Lifted executed a Property Damage-Liability Release with the insurance carrier of the shipping company, in exchange for the insurance company paying $250,000.

Also included in Loss From Inventory Theft for the quarter ended September 30, 2025 is $22,612 worth of finished goods that were stolen in September 2025 in transit to a customer. Lifted has filed an insurance claim with the shipping company's insurance company, but it is an unknown how much, if any, of the stolen product will be reimbursed by the insurance company.

NOTE 7 – INTANGIBLE ASSETS, NET

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Combinations

Accounting for Goodwill

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

NOTE 8 – RELATED PARTY TRANSACTIONS

Ablis

During the quarter ended three and nine months ended September 30, 2025, Lifted sold $0 and $5,038 worth of finished goods to Ablis.

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee, with a salary of $60,000 per year; Mr. Warrender served as an employee until his passing in December 2024. Mr. Warrender also served as a Director of LFTD Partners Inc. As of September 30, 2025 and December 31, 2024, $0 and $1,190 in expense reimbursements were accrued as payable to Mr. Warrender, respectively.

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

The Board of Directors of the Company has authorized management of the Company to explore a sale of the 5511 Building, and, if the 5511 Building is sold, to apply the net proceeds of such sale, firstly to the full repayment of the Building Loan, and secondly to the partial repayment of the Working Capital Loan. Simultaneously with such authorization, the Board of Directors of the Company has authorized management of the Company to apply certain tax refunds expected to be received by the Company, plus certain cash on hand held by the Company, to the partial or full repayment of the Working Capital Loan. Pursuant to this authorization, during the third quarter ended September 30, 2025, the Working Capital Loan was paid down $592,050 using certain tax refunds received by the Company.

Laurie Warrender

On December 30, 2024, Laurie Warrender, NWarrender’s mother, was hired as an employee of Lifted, as a consultant and advisor to NWarrender, with a salary of $5,000 per month. As of September 30, 2025, the Company reported an accrual payable to Ms. Warrender of $2,094. There were no expense reimbursements payable to Laurie Warrender as of December 31, 2024.

Mystic Foods LLC

During the three months and nine months ended September 30, 2025, Lifted purchased $0 and $1,260 worth of food for a Lifted function from Mystic Foods LLC, a company owned by NWarrender’s brother.

Outside Director Fees

Each of the Company’s outside directors, including Mr. Vincent Mesolella, Dr. Joshua Bloom, Ms. Sharial Howard, Mr. Richard Morrissy, Dr. James Jacobs, and Mr. Kevin Rocio, receive quarterly director fees of $4,000. Dr. Jacobs is the brother of CEO Gerard M. Jacobs (“GJacobs”) and the uncle of President and CFO William Jacobs (“WJacobs”).

William C. “Jake” Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through September 30, 2025, and also through September 30, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

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

Listing Contract

On July 21, 2025, Lifted (“Seller”) entered into a listing contract with @properties (the “Firm”). The Seller’s listing agents with @properties are Seller’s director Kevin Rocio and Jake Hansen. The listing contract gives the Firm the exclusive right to sell the 5511 Building. The term of the contract is from July 21, 2025 up to the earlier of midnight on July 21, 2026, or the conveyance of the entire 5511 Building. The Firm’s commission shall be 3% of the sale price. Seller shall pay the Firm’s commission, which shall be earned, if, during the term of the listing: 1) Seller sells all or any part of the 5511 Building; 2) Seller grants an option to purchase all or any part of the 5511 Building which is subsequently exercised; 3) Seller exchanges all or any part of the 5511 Building; 4) A transaction occurs which causes an effective change in ownership or control of all or any party of the 5511 Building. Once earned, the Firm’s commission is due and payable in full at the closing.

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

As of September 30, 2025, 63,650 shares of Series A Preferred Stock have been converted into a total of 6,365,000 shares of common stock of the Company, which leaves 2,500 shares of Series A Preferred Stock currently outstanding, convertible into 250,000 shares of common stock of the Company; these are not included in the diluted earnings calculation. In comparison, as of September 30, 2024, the Company had 2,500 shares of Series A Preferred Stock outstanding convertible into 250,000 shares of common stock; these are not included in the diluted earnings calculation.

As of September 30, 2025 and December 31, 2024, the Company has accrued a liability of $3,438 and $5,328, respectively, as dividends payable to holders of the Series A Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series A Convertible Preferred Stock. During the three and nine months ended September 30, 2025, a total of $0 and $7,500, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2024, a total of $0 and $7,500, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

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

As of September 30, 2025, 60,000 shares of Series B Preferred Stock have been converted into a total of 60,000 shares of common stock of the Company, which leaves 40,000 shares of Series B Preferred Stock currently outstanding, convertible into 40,000 shares of common stock of the Company; these are not included in the diluted earnings calculation. As of September 30, 2024, the Company had 40,000 shares of Series B Preferred Stock outstanding convertible into 40,000 shares of common stock; these are not included in the diluted earnings calculation.

As of September 30, 2025 and December 31, 2024, the Company has accrued a liability of $1,784 and $1,796, respectively, as dividends payable to holders of the Series B Convertible Preferred Stock. The Company fully intends on paying the annual dividends to the holders of the Series B Convertible Preferred Stock, and as such, the Company has accrued the liability on the Series B Convertible Preferred Stock. During the three and nine months ended September 30, 2025, a total of $4,500 and $4,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2024, a total of $4,500 and $4,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

Share-Based Compensation

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. There were 142,000 shares of Deferred Contingent Stock, issuable upon instruction by the respective Deferred Contingent Stock Recipients, outstanding as of September 30, 2025; these are included in the September 30, 2025 diluted EPS calculation. There were also 142,000 shares of issuable Deferred Contingent Stock included in the September 30, 2024 diluted EPS calculation.

Options and Warrants

As of September 30, 2025, the Company did not have any options or warrants outstanding.

As of September 30, 2024, in addition to our outstanding common stock, we have issued (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (c) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which are vested. None of these options and warrants are included in the September 30, 2024 diluted EPS calculation.

The following is a summary of share-based compensation, option and warrant activity as of September 30, 2025 and changes during the nine months then ended:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Exercisable Warrants Outstanding, December 31, 2024	2,280,000	$5.00	0.15	$-

Warrants That Expired During Q1 2025	(2,280,000)

Exercisable Options and Warrants Outstanding, September 30, 2025	0	$-	0	$-
Outstanding Options and Warrants, September 30, 2025	0	$-	0	$-

In connection with the Company’s acquisition of Lifted pursuant to the Lifted Merger Agreement, the Company entered into several material agreements with NWarrender, GJacobs, and WJacobs.

Registration Rights Agreement

Pursuant to a Registration Rights Agreement, NWarrender was granted demand and piggyback registration rights with respect to the 3,900,455 shares of the Company’s common stock received as stock consideration in connection with the Company’s acquisition of Lifted (the “Lifted Merger”). Subject to certain limitations, NWarrender may request registration of all or a portion of such shares beginning on the 120th day following the merger closing. The Company is required to file a registration statement within ten days of receiving such a request but may defer the filing or effectiveness for up to 180 days under specified circumstances. The registration rights terminate when no registrable shares remain outstanding.

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

The following table is the maturity analysis of the Company’s operating leases as of the reported period end:

	Finance	Operating
2025	$-	$82,266
2026	-	337,567
2027	-	348,411
2028	-	294,626
2029	-	119,967
Thereafter	-	-
Total	-	1,182,837
Less: Present value discount	-	(186,217)
Lease liability	$-	$996,620

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history.

	September 30, 2025	December 31, 2024
Weighted Average remaining lease term (years)	3.47	4.20
Weighted Average Discount rate	9.67%	9.65%

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended September 30,
Lease Cost:	2025	2024
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expenses	83,424	83,424
Total	$83,424	$83,424

	For the Nine Months Ended September 30,
Lease Cost:	2025	2024
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expense	250,273	222,163
Total	$250,273	$222,163

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2025
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $397,951	Non-Current Assets	$948,129

Liability	Balance Sheet Line	September 30, 2025
Operating Lease Liabilities	Current Liabilities	$249,081
	Non-Current Liabilities	747,539

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

F-18

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

(2)

Lifted Liquids, Inc. v RanCo, LLC, The Company has filed an action to recover approximately $354,000 in damages resulting from Defendant’s failure to pay for products. The matter has been filed in Federal Court in California and the Company intends to pursue the action and recover its damages.

As described in NOTE 18 – SUBSEQUENT EVENTS, on or about October 2, 2025, Lifted compromised and settled a dispute with one of its former insurance carriers, on terms agreeable to the parties.

Settlement Agreement with Chris Hillseth Enterprises Corporation and Ameri-Kal LLC

The Company had filed an action seeking to recover amounts paid for equipment that did not work as represented. On or about April 28, 2025, the parties resolved the matter via a signed settlement agreement, pursuant to which the Company will recoup a total of $177,500 that will be paid by Defendants to the Company in installments over a period of six months. Defendants met their settlement obligations in September 2025.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool expense during the three and nine months ended September 30, 2025. Similarly, the Company did not report any company-wide bonus pool expense during the three and nine months ended September 30, 2024.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Current
Domestic-Federal	$115,168	$13,958	$106,120	$13,958
Domestic-State	30,208	1,051	28,491	1,051
Franchise taxes	8,795	(2,929)	19,950	8,081
Foreign	-	-	-	-
	154,170	12,080	154,560	23,090
Deferred
Domestic-Federal	32,288	(6,309)	(85,573)	(437,526)
Domestic-State	50,099	(456)	33,034	(112,727)
Foreign	-	-	-	-
	82,387	(6,765)	(52,539)	(550,253)
Total Provision/(Benefit) for Income Taxes	$236,557	$5,315	$102,021	$(527,163)

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Domestic-Federal	$181,072	$(39,092)	$30,359	$(502,711)
State taxes, net of federal benefit	42,343	(8,753)	7,172	(129,669)
Non-deductible expenses	9,327	21,279	38,743	62,131
Franchise taxes	8,795	(2,929)	19,950	8,081
Revision of prior years' provision to return filing	6,498	34,908	7,068	34,908
Change in estimated future income tax rates	(7,178)	6,076	56,846	(11,198)
Change in valuation allowance	6,034	(6,055)	(47,781)	11,414
Other	(10,335)	(119)	(10,336)	(119)
Total Provision/(Benefit) for Income Taxes	$236,557	$5,315	$102,021	$(527,163)

Deferred tax assets and liabilities as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
Deferred Tax Assets:
Operating Loss Carry forwards	$9,350	$434,921
Stock-Based Compensation	2,730,145	2,780,165
Sales Allowances	90,862	80,371
Accrued Related Party Expenses	544	315
Interest Carryforward	90,680	54,790
Allowance for Doubtful Accounts	398,991	225,588
Lease Liabilities	15,834	14,676
Other	1,447	-
Less: Valuation allowance for stock-based compensation	(2,607,940)	(2,655,721)
Total Deferred Tax Assets	729,913	935,105

Deferred Tax Liabilities:
Depreciation & Amortization	(162,240)	(419,971)
Other	-	-
Total Deferred Tax Liabilities	(162,240)	(419,971)

Net Deferred Tax Assets/(Liabilities)	$567,673	$515,134

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

The following presents the Working Capital Loan and Building Loan in the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Working Capital Loan	$1,511,290	$2,509,838
Real Estate Loan	860,649	882,950
Total principal amount	2,371,939	3,392,788
Less: Unamortized debt financing costs	(35,679)	(43,997)
Less: Current portion of Surety Bank notes	(662,387)	(559,418)
Non-Current portion of Surety Bank notes	$1,673,872	$2,789,372

The following represents aggregate payments due on the Working Capital and Building Loans as of September 30, 2025:

2025	$219,235
2026	876,939
2027	854,641
2028	860,088
Thereafter	-
Total	2,810,903
Less: Interest portion	(438,964)
Total principal amount	$2,371,939

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

License Fee – On June 1, 2023, Lifted and Extrax NM LLC (“ENM”) entered into an Agreement (the “ENM Agreement”). Pursuant to the ENM Agreement, (1) Lifted will sell certain devices/objects to ENM, and Lifted will loan certain amounts to ENM, and (2) ENM will manufacture and exclusively sell Urb-branded marijuana products to licensed marijuana dispensaries located in New Mexico. ENM shall pay over to Lifted one-half of the gross sales proceeds, excluding only governmentally-imposed taxes, received by ENM from product sales, which payments shall be allocated and applied as follows: firstly, to repay Lifted for its loans to ENM; secondly, to pay to Lifted mutually agreed upon amounts for said devices/objects sold by Lifted to ENM; and thirdly, to pay to Lifted a license fee (the “License Fee”). The License Fee shall be calculated as an amount equal to (a) one-half of the gross sales proceeds paid to Lifted, minus (b) the loan repayment(s) and the amounts paid for said devices/objects sold by Lifted to ENM. License Fee is included in Net Sales, if any. No License Fee was reported during the nine months ended September 30, 2025. $280,814 of License Fee was reported during the nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, the loans receivable from ENM total $421,835 and $364,443, respectively. The loans are non-interest bearing. The loans receivable from ENM as of September 30, 2025 are accounted for as a non-current asset: Receivable Unit Loans from Extrax NM - Non-Current. The loans receivable from ENM as of December 31, 2024 are accounted for as a current asset: Receivable Unit Loans from Extrax NM - Current. The loans receivable from ENM are subject to allowance considerations under ASC 326 and were determined to be fully collectible as of September 30, 2025; thus the Company determined that no allowance against the loans was necessary as of September 30, 2025. ENM owed Lifted a total of $102,686 of invoices as of September 30, 2025 and $153,333 of invoices as of December 31, 2024.

As of September 30, 2025, Lifted and ENM signed an Agreement pursuant to which ENM has acknowledged that it owes Lifted a total $421,835 in loans, and is obligated to pay Lifted a total of $102,686 in invoices; provided that the Agreement acknowledges that the repayment dates for those loans and invoices are uncertain, and that Lifted and ENM intend to restructure their deal no later than December 31, 2025, in a writing to be mutually agreed upon by Bobby Hallock on behalf of ENM and by Nicholas S. Warrender (“NWarrender”) on behalf of Lifted, so that, among other things, such loans and invoices are to be repaid by Extrax to Lifted over time using just Lifted’s share of the free cash flow generated by ENM’s operations under such restructured deal.

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

An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $350,000 and $304,018 were reported as of September 30, 2025 and December 31, 2024, respectively.

Deferred Revenue – Amounts received from a customer before the purchased product is shipped to the customer are treated as deferred revenue. If cash is not received, an accounts receivable is recognized for the invoiced order, but revenue is not recognized until the order is fully shipped.

At September 30, 2025, total deferred revenue was $892,548, all of which is expected to be recognized as revenue in 2025. At December 31, 2024, total deferred revenue was $674,676, the majority of which was recognized as revenue in 2025. Deposits from customers on unfulfilled orders totaled $142,529 as of September 30, 2025, and $334,091 as of December 31, 2024.

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

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Type of Sale	2025		2024		2025		2024
Net sales of raw materials to customers	$67,644	1%	$96,208	1%	$209,180	1%	$856,457	3%
Net sales of products to private label clients	388,916	4%	784,352	9%	879,042	3%	2,868,515	10%
Net sales of products to wholesalers	1,131,999	12%	2,300,720	26%	4,425,808	16%	7,525,399	26%
Net sales of products to distributors	6,431,051	71%	4,660,483	54%	19,850,408	70%	15,031,446	52%
Net sales of products to end consumers	1,037,132	11%	849,913	10%	3,141,490	11%	2,563,806	9%
Net Sales	$9,056,742	100%	$8,691,675	100%	$28,505,928	100%	$28,845,623	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Product Type	2025		2024		2025		2024
Vapes	$986,450	11%	$3,381,277	39%	$4,230,929	15%	$13,509,201	47%
Edibles	7,549,197	83%	4,074,937	47%	22,395,667	79%	11,423,876	40%
Flower	275,139	3%	253,832	3%	831,386	3%	1,255,326	4%
Cartridges	240,525	3%	944,639	11%	1,007,001	4%	2,523,090	9%
Apparel and Accessories	5,430	0%	36,989	0%	40,944	0%	134,128	0%
Net Sales	$9,056,742	100%	$8,691,675	100%	$28,505,928	100%	$28,845,623	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Hemp vs Non-Hemp Product Sales	2025		2024		2025		2024
Net sales of hemp products	$4,292,084	47%	$8,416,929	97%	$14,399,535	51%	$28,022,767	97%
Net sales of non-hemp products	4,764,658	53%	274,746	3%	14,106,393	49%	822,855	3%
Net Sales	$9,056,742	100%	$8,691,675	100%	$28,505,928	100%	$28,845,623	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Geographic Market	2025		2024		2025		2024
United States	$9,054,889	100%	$8,691,675	100%	$28,504,075	100%	$28,845,623	100%
International	1,853	0%	0	0%	1,853	0%	0	0%
Net Sales	$9,056,742	100%	$8,691,675	100%	$28,505,928	100%	$28,845,623	100%

NOTE 18 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q.

Settlement with Former Insurance Carrier

On or about October 2, 2025, Lifted compromised and settled a dispute with one of its former insurance carriers, on terms agreeable to the parties.

Amendment of Articles of Incorporation of Subsidiary

On October 27, 2025, the Board of Directors of Lifted Liquids, Inc., an Illinois corporation and wholly owned subsidiary of LFTD Partners Inc., adopted a Unanimous Written Consent pursuant to Section 8.45 of the Illinois Business Corporation Act of 1983 approving an amendment to its Articles of Incorporation to change the par value of its common stock from “no par value” to $0.001 per share. The amendment was adopted under Section 10.15 of the Act, which permits the board to increase, decrease, create or eliminate par value without shareholder approval so long as no class or series is adversely affected. Articles of Amendment reflecting this change were filed with the Illinois Secretary of State following Board approval. The change in par value does not affect the number of authorized or outstanding shares of Lifted Liquids or have any impact on the consolidated financial statements of LFTD Partners Inc. The change may have positive tax implications in future periods.

Creation of Highlandia Inc.

On October 24, 2025, LFTD Partners Inc. created a new wholly owned subsidiary in Florida called Highlandia Inc. Highlandia, which has not yet conducted any business, intends to enter the hemp-derived beverage industry.

Update Regarding Theft of Inventory

As described in NOTE 6 – THEFT OF INVENTORY, in July 2025, $335,460 worth of finished goods were stolen off of Lifted’s third-party shipper's truck just after leaving Lifted's co-packer's facility in Orange County, California. The thieves were apprehended by authorities, and Lifted filed an insurance claim with the shipping company's insurance company. Lifted’s co-packer credited Lifted $40,000. On November 6, 2025, Lifted executed a Property Damage-Liability Release with the insurance carrier of the shipping company, in exchange for the insurance company paying $250,000.

Federal Regulation

On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also bans intoxicating hemp-derived consumable products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. However, the Act in all likelihood will have a devastating impact on the Company and the price of its common stock. The material adverse effects of the Act cannot be overstated; these material adverse effects include, but are not limited to, the following:

1)

The elimination of half or more of Lifted’s sales. Sales of hemp-derived products made up approximately 47% of Lifted’s sales during the three months ended September 30, 2025; thus, the Act could eliminate approximately half or more of the Company’s revenue;

2)

Goodwill impairment charges. As a result of LFTD Partners' acquisition of Lifted, LFTD Partners recognized goodwill of $22,292,767 ("Lifted Goodwill"). As a result of Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., LFTD Partners recognized goodwill of $800,027 ("Oculus Goodwill"). Total goodwill reported at September 30, 2025 is $23,092,794. The Act will necessitate the calculation and recording of an impairment charge over the Lifted Goodwill and Oculus Goodwill. The impairment charge could be half or more of the Lifted Goodwill and Oculus Goodwill;

3)

An investment impairment charge. The Act will necessitate the calculation and recording of an impairment of LFTD Partners’ investment in hemp-derived beverage and products maker Ablis. LFTD Partners’ investment in Ablis was reported as $399,200 as of September 30, 2025. The impairment charge could be half or more of LFTD Partners’ investment in Ablis; and

4)

Significant inventory write offs. The Act will most likely negatively impact the pricing of hemp-derived products, the availability and price of raw goods and production forecasting, which will lead to increased write-offs each quarter end. Moreover, any hemp-derived products in inventory on November 12, 2026 will have to be written off.

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

The Company has a history of losses as evidenced by the accumulated deficit at September 30, 2025 of $3,915,542. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024
Net Cash Provided By/(Used In) Operating Activities	$785,188	$(67,154)
Net Cash Used in Investing Activities	(87,082)	(480,611)
Net Cash Used In Financing Activities	(924,389)	(634,969)

Cash Flows From Operating Activities

Net cash provided by operating activities was $785,188 during the nine months ended September 30, 2025; this resulted from net income of $62,265 increased by net, non-cash expenses of $2,045,638 and reduced by net operating assets and liabilities of $1,322,715. Non-cash expenses are primarily related to spoiled and written off inventory of $769,104, bad debt expense of $664,686, and Loss From Inventory Theft of $358,072.

In comparison, net cash used in operating activities was $67,154 for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, net cash used in operating activities primarily resulted from a net loss of $1,858,615, which includes net, non-cash expenses of $4,379,929, offset by an increase in net operating assets and liabilities of $2,588,468. Non-cash expenses are primarily related to bad debt expense of $2,304,898, spoiled and written off inventory of $1,379,982, and loss on the Jeeter collaboration of $1,349,467.

Cash Flows From Investing Activities

Net cash used in investing activities was $87,082 during the nine months ended September 30, 2025, and was due to the purchase of fixed assets.

Net cash used in investing activities was $480,611 during the nine months ended September 30, 2024. In 2024, Lifted spent $310,763 on purchases of fixed assets and $200,000 for the cash portion of the second installment of merger consideration pursuant to the Oculus Merger Agreement.

Cash Flows From Financing Activities

During the nine months ended September 30, 2025, net cash used in financing activities was $924,389, primarily consisting of payments on the Surety Bank loans of $1,050,849 and payments on the Related Party Note (defined below) of $211,538, offset by proceeds of $350,000 from the Related Party Note.

In comparison, during the nine months ended September 30, 2024, net cash used in financing activities was $634,969, which is primarily driven by payments on the Surety Bank loans of $382,733 and purchases of shares of the Company’s common stock of $240,240.

During the nine months ended September 30, 2025, net cash decreased by $226,283, and we had $1,920,664 of unrestricted cash at September 30, 2025. In comparison, during the nine months ended September 30, 2024, net cash decreased by $1,182,734, and we had $3,174,805 of unrestricted cash at September 30, 2024.

Comparison of the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024

The following table summarizes our Company’s current assets, current liabilities and working capital as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Current Assets	$14,591,256	$16,928,005
Current Liabilities	4,827,091	6,084,011
Working Capital	9,764,165	10,843,994

As of September 30, 2025, we had cash and restricted cash of $2,920,664; in comparison, as of December 31, 2024, we had cash and restricted cash of $3,146,947.

As of September 30, 2025, we reported prepaid expenses of $259,222, primarily consisting of prepaid inventory of $174,274. In comparison, as of December 31, 2024, we reported prepaid expenses of $1,598,654, primarily consisting of prepaid inventory of $1,470,957.

Accounts receivable of $2,308,084, net of $1,536,905 allowance for doubtful accounts, were outstanding as of September 30, 2025. In comparison, accounts receivable of $2,358,823, net of $853,329 allowance for doubtful accounts, were outstanding as of December 31, 2024.

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

An allowance for sales is recorded for estimated future discounts/refunds related to returns of products sold prior to the reporting period end. An allowance for sales reduces net sales on the Consolidated Statements of Operations, and also reduces accounts receivable on the Consolidated Balance Sheets. Sales allowances of $350,000 and $304,018 were reported as of September 30, 2025 and December 31, 2024, respectively. A primary impetus for the need of a sales allowance and a reduction in accounts receivable as of September 30, 2025 and December 31, 2024 was that, sometimes, when employees of federal, state and local regulatory agencies and/or law enforcement make statements and/or issue correspondence that claim or imply that certain hemp-derived products are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, may trigger confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently result in decreased sales or returns/exchanges of our products. However, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. Nonetheless, in anticipation of the need to honor exchanges of these certain products, management records a credit note reserve and corresponding sales allowance for these types of products.

Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Raw Goods	$5,779,633	$5,867,526
Finished Goods	4,297,743	3,448,765
Total Inventory	$10,077,375	$9,316,291

Overhead expenses related to leases, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods. At September 30, 2025, $379,749 of overhead expenses were allocated to finished goods. In comparison, at December 31, 2024, $383,646 of overhead expenses were allocated to finished goods.

As of September 30, 2025 and December 31, 2024, our other assets primarily included goodwill of $23,092,794, which was comprised of $22,292,767 of goodwill from the acquisition of Lifted on February 24, 2020, and $800,027 of goodwill from Lifted’s purchase of nearly all of the assets of Oculus CRS, LLC, and Lifted’s merger with Oculus CHS Management Corp. in April 2023.

Also, as of both September 30, 2025 and December 31, 2024, our other assets included our investments in Ablis and Bendistillery, which total $1,896,200. Net fixed assets as of September 30, 2025 and December 31, 2024 were $2,375,501 and $2,704,615, respectively.

In addition, as of both September 30, 2025 and December 31, 2024, our other assets also included restricted cash of $1,000,000. We are required by our Business Loan Agreement with Surety Bank to maintain a minimum depository balance of $1,000,000 with Surety Bank for the duration of our Business Loan. The Business Loan matures on December 14, 2028.

As of September 30, 2025, current liabilities of $4,827,091 primarily consisted of accounts payable and accrued expenses of $2,889,818, deferred revenue of $892,548 and the current portion of the notes payable to Surety Bank of $662,387. In comparison, as of December 31, 2024, current liabilities of $6,084,011 primarily consisted of accounts payable and accrued expenses of $4,563,464, deferred revenue of $674,676 and the current portion of the notes payable to Surety Bank of $559,418.  The year-to-date decline in current liabilities was primarily attributable to a year-to-date reduction in our accounts payable and accrued expenses due to the timing of payments to suppliers and other vendors.

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

As of September 30, 2025, non-current liabilities of $2,559,873 consisted of the non-current portion of the loans payable to Surety Bank, which totaled $1,673,872, operating lease liability of $747,539, and the Related Party Note of $138,462. The Board of Directors of the Company has authorized management of the Company to apply certain tax refunds expected to be received by the Company, plus certain cash on hand held by the Company, to the partial or full repayment of the Working Capital Loan. Pursuant to this authorization, during the third quarter ended September 30, 2025, the Working Capital Loan was paid down $592,050 using certain tax refunds received by the Company. In comparison, at December 31, 2024, non-current liabilities of $3,727,360 consisted of the non-current portion of the loans payable to Surety Bank, which totaled $2,789,372 and operating lease liability of $937,988.

In prior years, the Company’s payables have been greater than its cash on hand. Prior to the Company’s acquisition of Lifted, the Company had inconsistent income-generating ability and was therefore reliant on raising money from loans or stock sales. The Company had an accumulated deficit of $3,915,542 and $3,967,708 as of September 30, 2025 and December 31, 2024, respectively.

Comparison of Operations for the Three and Nine Months Ended September 30, 2025 to September 30, 2024

Net sales during the three and nine months ended September 30, 2025 were $9,056,742 and $28,505,928, respectively, compared to net sales during the three and nine months ended September 30, 2024 of $8,691,675 and $28,845,623, respectively. Lifted’s sales of non-hemp products were a primary driver of the increase in sales between the third quarter of 2024 and the third quarter of 2025. Reasons for the decrease in net sales between the nine months ended September 30, 2024 and the nine months ended September 30, 2025 include, but are not limited to: prohibition of, or tighter regulation of, intoxicating hemp-derived products has been adopted or proposed in many states that are significant markets for Lifted, such as in Florida, Texas, Illinois and California; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers more than what Lifted is willing to pay (if anything), for valuable shelf space.

During the nine months ended September 30, 2025, Lifted has launched certain initiatives in order to attempt to increase net sales and decrease operating expenses, including: laying off certain employees and independent contractors in Kenosha and Durango; restructuring its sales team; consolidating operations; developing the marketing and distribution networks of hemp-free brands including Rebel Energy Gummy, Mielos, and other brands and products; and increasing spending on marketing and advertising, and digital marketing.

Cost of Goods Sold

Cost of Goods Sold amounted to $4,899,247 and $4,933,780 during the three months ended September 30, 2025 and 2024, respectively, and $18,884,646 and $18,149,447 during the nine months ended September 30, 2025 and 2024, respectively.

Lifted's industry, and customer preferences, are constantly and quickly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. This exposes Lifted to the risk that it will need to write off obsolete raw goods and slow-moving finished goods, causing an increase in cost of goods sold.

During the quarter ended September 30, 2025, the Company recognized a net benefit of $11,826 related to the write off of obsolete and spoiled inventory as a result of the reversal of a write off of $185,781 of certain packaging in the second quarter of 2025; the second quarter 2025 write off was reversed in the third quarter of 2025 because the packaging is expected to be used in production. During the nine months ended September 30, 2025, and 2024, $769,104 and $1,379,982 of obsolete and spoiled inventory was written off, respectively.

Operating Expenses

Operating expenses include accounts such as payroll expenses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commission and royalty expense, and other operating expenses.

Payroll Expenses

During the three and nine months ended September 30, 2025, the Company reported $1,169,117 and $3,665,391 of payroll expenses, respectively. In comparison, during the three and nine months ended September 30, 2024, the Company reported $1,360,035 and $4,432,534 of payroll expenses, respectively. In March 2025, an Employee Retention Tax Credit (“ERC”) of $22,357 related to the second quarter of 2020 was recovered. The $22,357 ERC is accounted for as a reduction in payroll expenses in the first quarter of 2025.

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

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. During the three and nine months ended September 30, 2025, the Company incurred $426,573 and $1,374,018, respectively, in advertising and marketing expenses. Advertising and marketing expenses primarily relate to marketing campaigns, trade shows, digital marketing, and promotional products. Lifted has been engaging with third party specialists to increase its presence in the direct-to-consumer space.  In comparison, during the three and nine months ended September 30, 2024, the Company incurred $470,676 and $837,462, respectively, in advertising and marketing expenses.

Bad Debt Expense

Bad debt expense for the three and nine months ended September 30, 2025 totaled $418,918 and $664,686, respectively. In comparison, bad debt expense for the three and nine months ended September 30, 2024, totaled $864,345 and $2,304,898, respectively.

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

Collaboration Commission and Royalty Expense

During the three and nine months ended September 30, 2025, the Company reported collaboration commission and royalty expense of $33,899 and $106,739, respectively. In comparison, during the three and nine months ended September 30, 2024, the Company reported collaboration commission and royalty expense of $180,571 and $589,871, respectively. The change in collaboration commission and royalty expense primarily stems from decreased sales of the products covered by respective collaborations. Lifted has been de-emphasizing its collaboration efforts with outside brands due to the collaborations’ lack of traction in sales. Also, on or about April 28, 2025, Lifted and Cali Sweets, LLC (“Cali”) terminated the Manufacturing, Sales and Marketing Agreement (“Cali Agreement”). Under the Termination Agreement, Lifted and Cali mutually agreed to terminate the Cali Agreement and all agreements, obligations and responsibilities of the parties thereunder, as of January 1, 2025.

Other Operating Expenses

Other operating expenses include, for example, software expenses, travel, insurance expense, rent expense, repairs and maintenance, state license and filing fees, excise and sales tax expense, health benefits, warehouse and lab expenses below the Company’s capitalization threshold, and other expenses. Other operating expenses decreased to $442,570 during the quarter ended September 30, 2025, from $677,659 during the quarter ended September 30, 2024. In comparison, during the nine months ended September 30, 2025, other operating expenses decreased to $1,738,729 from $2,006,623 during the nine months ended September 30, 2024. The premiums of certain insurance policies that the Company has had in place have typically been based on the Company’s revenue; as such, these policies are costly for the Company.

Other Income or Expenses

During the quarter ended September 30, 2025, total net non-operating Other Expenses of $441,977 primarily consisted of $358,072 of Loss From Inventory Theft. In July 2025, $335,460 worth of finished goods were stolen off of Lifted’s third-party shipper's truck just after leaving Lifted's co-packer's facility in Orange County, California. The thieves were apprehended by authorities, and Lifted filed an insurance claim with the shipping company's insurance company. Lifted’s co-packer credited Lifted $40,000. On November 6, 2025, Lifted executed a Property Damage-Liability Release with the insurance carrier of the shipping company, in exchange for the insurance company paying $250,000.

Also included in Loss From Inventory Theft for the quarter ended September 30, 2025 is $22,612 worth of finished goods that were stolen in September 2025 in transit to a customer. Lifted has filed an insurance claim with the shipping company's insurance company, but it is an unknown how much, if any, of the stolen product will be reimbursed by the insurance company.

In comparison, during the quarter ended September 30, 2024, net non-operating Other Expenses of $48,381 primarily consisted of interest expense of $88,293 offset by interest income of $39,213.

During the nine months ended September 30, 2025, total net non-operating Other Expenses of $710,479 primarily consisted of $358,072 of Loss From Inventory Theft, Theft Expense of $350,000 and Interest Expense of $230,948 offset by Settlement Income of $177,500 and Interest Income of $75,677. In comparison, during the nine months ended September 30, 2024, total net non-operating Other Expenses of $1,539,996 primarily consisted of the $1,349,467 loss related to the termination of the Jeeter collaboration and interest expense of $271,630.

Net Income/(Loss)

During the quarter ended September 30, 2025, the Company recognized Net Income of $634,257. In comparison, during the quarter ended September 30, 2024, the Company recognized a Net Loss of $194,399.

During the nine months ended September 30, 2025, the Company recognized Net Income of $62,265. In comparison, during the nine months ended September 30, 2024, the Company recognized a Net Loss of $1,858,615.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2025.

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

During September 2025, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2025 was not effective. Management identified the following material weaknesses as of September 30, 2025:

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

(4)

We are archiving, in an access-restricted retention domain, documentation critical to supporting our financial reporting, including financial closing work product, account reconciliations and analyses, supporting documents and agreements, accounting technical memoranda, and other documentation supporting complex, non-routine accounting and valuation matters. Starting with the April 2024 expense reports, all LFTD Partners and Lifted employee expense reports are also stored online in this access-restricted retention domain. We have made this documentation transparent and accessible to our registered public accounting firm, other advisers, and to our lead independent director, Mr. Vincent J. Mesolella.

12

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

(d) Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Description of Legal Proceedings

Lifted currently is involved in four pending lawsuits, two as the defendant, and two as the plaintiff. Please refer to NOTE 12 – LEGAL PROCEEDINGS for more information.

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

(1)

On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also bans intoxicating hemp-derived consumable products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. However, the Act in all likelihood will have a devastating impact on the Company and the price of its common stock. The material adverse effects of the Act cannot be overstated; these material adverse effects include, but are not limited to, the following:

a)

The elimination of half or more of Lifted’s sales. Sales of hemp-derived products made up approximately 47% of Lifted’s sales during the three months ended September 30, 2025; thus, the Act could eliminate approximately half or more of the Company’s revenue;

b)

Goodwill impairment charges. As a result of LFTD Partners' acquisition of Lifted, LFTD Partners recognized goodwill of $22,292,767 ("Lifted Goodwill"). As a result of Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., LFTD Partners recognized goodwill of $800,027 ("Oculus Goodwill"). Total goodwill reported at September 30, 2025 is $23,092,794. The Act will necessitate the calculation and recording of an impairment charge over the Lifted Goodwill and Oculus Goodwill. The impairment charge could be half or more of the Lifted Goodwill and Oculus Goodwill;

c)

An investment impairment charge. The Act will necessitate the calculation and recording of an impairment of LFTD Partners’ investment in hemp-derived beverage and products maker Ablis. LFTD Partners’ investment in Ablis was reported as $399,200 as of September 30, 2025. The impairment charge could be half or more of LFTD Partners’ investment in Ablis; and

d)

Significant inventory write offs. The Act will most likely negatively impact the pricing of hemp-derived products, the availability and price of raw goods and production forecasting, which will lead to increased write-offs each quarter end. Moreover, any hemp-derived products in inventory on November 12, 2026 will have to be written off.

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

(4)

In Minnesota, new regulations take effect on January 1, 2026, which are intended to curb or eliminate the sales of hemp-derived products in Minnesota. These regulations could materially adversely affect our sales of hemp-derived products in Minnesota and the trading price of our common stock;

(5)

Opponents of our industry are known to be lobbying for legislation in Texas and other states intended to prohibit or restrict sales of hemp-derived products, and if such legislation becomes law, it could materially adversely affect our sales of hemp-derived products in those jurisdictions and the trading price of our common stock; and

(6)

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

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing, Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky
10.80	Credit Agreement
10.81	Promissory Note ($3,000,000 Loan)
10.82	Security Agreement
10.83	Collateral Assignment Agreement
10.84	Pledge Agreement

10.85	Business Loan Agreement
10.86	Promissory Note ($910,000 Loan)
10.87	Mortgage
10.88	Assignment of Rents, Leases, and Security Deposits
10.89	Lease of 789 Tech Center Drive, Unit C, Durango, Colorado 81301
10.90	Second Amendment to Lease of 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144
10.91	Jeeter Termination Agreement
10.65	Letter of Intent – TMD Ventures, LLC
10.66	Letter of Intent – Sustainable Growers, LLC, Buckbee Seed Co
10.67	Letter of Intent – Sustainable Properties, LLC – Real Property Purchase
10.68	Letter of Intent – Sustainable Innovations Inc. (SI) and certain subsidiaries
10.69	Letter of Intent – Boards of Directors and Executives
99.1	Letter from LFTD Partners Inc. dated April 11, 2025, terminating Letters of Intent with Sustainable parties.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release dated November 17, 2025
101.INS	XBRL Instance Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LFTD Partners Inc.

Dated: November 14, 2025	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

