Form 10-K
period 2025-12-31
LFTD PARTNERS INC.
filed 2026-04-01
CIK 1391135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,437,778. The voting stock held by non-affiliates on that date consisted of 6,250,713 shares of common stock.

As of March 31, 2026, there were 14,822,678 shares of the registrant’s common stock outstanding.

The exhibit index as required by Item 601(a) of Regulation S-K is included in ITEM 15 of Part IV of this report on Form 10-K.

Documents Incorporated by Reference: None

LFTD Partners Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

PART I

Use of Names

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “LFTD Partners” refer to LFTD Partners Inc. together with its wholly owned subsidiaries Lifted Liquids, Inc. d/b/a Lifted Made (“Lifted”), d/b/a Urb Finest Flowers (“Urb”) d/b/a LM Nutra and Highlandia Inc.

Currency

Unless otherwise indicated, all references to “$” in this document refer to United States dollars.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Annual Report on Form 10-K, including statements regarding the Company’s future financial position, planned acquisitions, prospects of our industries or our prospects, plans, performance, operations, business strategy, budgets, projected costs, capital spending, sources of liquidity and financing sources, and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “anticipate,” “foresee,” “project,” “forecast,” “could”, “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or the negative of these terms or variations of them or similar terms or expressions of similar meaning, as they relate to the Company. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), and in press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.

These known and unknown risks and uncertainties include, without limitation, the risk factors described in sections “SUMMARY OF RISK FACTORS”, “ITEM 1A. RISK FACTORS”, and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and in our other SEC public filings, which can be read at www.sec.gov. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. We undertake no obligation to further update any such statement, or the risk factors described in the sections “SUMMARY OF RISK FACTORS”, “ITEM 1A. RISK FACTORS”, and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, our consolidated financial statements, the related notes included elsewhere in this Annual Report on Form 10-K and in our other SEC public filings, to reflect new information, the occurrence of future events or circumstances or otherwise. None of the statements contained herein have been approved by the Food and Drug Administration, and none of the products manufactured or sold by the Company are intended to diagnose, treat, cure or prevent any disease.

SUMMARY OF RISK FACTORS

Significant Financial Obligations and Acute Regulatory Risks

LFTD Partners Inc. has a history of recurring losses, which has resulted in an accumulated deficit of $28,839,889 as of December 31, 2025. The Company currently is making payments of interest and principal on its loan from Surety Bank, and is accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. As extensively discussed in this document, the Company is subject to a wide variety of Risk Factors including substantial legal and regulatory risks. These matters cumulatively raise substantial doubt about our ability to continue as a going concern.

The legal and regulatory risks facing our business are particularly acute at this point in time, in at least the following respects:

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

a)

The elimination of half or more of Lifted’s sales. Sales of hemp-derived products made up approximately 52% of Lifted’s sales during the year ended December 31, 2025; thus, the Act could eliminate approximately half or more of the Company’s revenue;

b)

Goodwill impairment charges. As a result of LFTD Partners' acquisition of Lifted, LFTD Partners recognized goodwill of $22,292,767 ("Lifted Goodwill"). As a result of Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., LFTD Partners recognized goodwill of $800,027 ("Oculus Goodwill"). The Act necessitated the calculation and recording of an impairment charge on the Lifted Goodwill and Oculus Goodwill. As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0.

c)

An investment impairment charge. The Act necessitated the calculation and recording of an impairment of LFTD Partners’ investment in hemp-derived beverage and products maker Ablis. On April 30, 2019, LFTD Partners purchased 4.99% of the common stock of Ablis for $399,200. As of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Ablis, reducing the carrying value of the investment to $0.

d)

Significant write offs of inventory. The Act will most likely negatively impact the pricing of hemp-derived products, the availability and price of raw goods, and production forecasting and sales, which may lead to the recording of inventory allowances against, or write offs of, our hemp-derived inventory each quarter end leading up to November 12, 2026. Moreover, any hemp-derived products in inventory on November 12, 2026 will have to be written off.

e)

Significant write offs of accounts receivable. The Act will have a material adverse effect on the wholesalers and distributors that sell our products. In turn, these wholesalers and distributors may disregard their payment terms and not pay us for the product that they have purchased, causing us to have to correspondingly increase our allowance for doubtful accounts, and eventually writing off the accounts receivable.

f)

Impairments of, or losses on the disposition of, hemp-related fixed assets. The Act is expected to materially reduce or eliminate the utility and marketability of fixed assets used primarily in the manufacture of hemp-derived products. As a result, we may be required to record impairment charges on these assets, and any efforts to sell such assets may result in significant losses due to limited demand or substantial price discounts.

g)

Sales of fixed or other assets to fund ongoing operations. If the Act materially reduces our revenue from hemp-derived products, our cash flow may be insufficient to support ongoing operating expenses. In that event, we may be required to sell fixed assets or other assets to generate liquidity, which could occur at unfavorable prices and materially adversely affect our financial condition.

h)

Workforce reductions and termination of contractor relationships. If the Act materially reduces demand for our hemp-derived products, we may be required to reduce our workforce and terminate relationships with independent contractors. Such actions could disrupt our operations, result in restructuring costs, and adversely affect our ability to operate or pursue future business opportunities.

i)

Reduced interest in our Company and in our common stock from investors, potential financing sources, and potential merger candidates. Just the passing of the Act has significantly reduced interest in our Company and in our common stock from investors, potential financing sources, and potential merger candidates, because the Act calls into question our Company’s short-term and long-term financial and operational viability, growth prospects, liquidity, and potential for listing on a national stock exchange; and if the Act is not replaced, impacted or amended by subsequent acts of Congress prior to November 12, 2026, then these negative impacts on our Company and our common stock are likely to even further intensify.

(2)

The Company’s stock is not traded on a national stock exchange and as a result a stockholder’s ability to sell shares of stock owned by a stockholder could be limited. The visibility and trading volume of our common stock are low, and any material increase in such visibility and trading volume is likely dependent upon our ability to list our common stock on a recognized stock exchange, but our ability to satisfy the listing requirements for a recognized stock exchange cannot be guaranteed or assured. A continued inability to satisfy the listing requirements for a recognized stock exchange could materially adversely affect the visibility, trading volume, and trading price of our common stock;

(3)

Numerous states have enacted, or are considering enacting, laws or regulations that would prohibit or seriously curb sales of the Company’s hemp-derived products in those states. For example, in September 2025, a bill was proposed in Wisconsin that would significantly restrict the production and sale of hemp-derived products in Wisconsin. On May 21, 2025, the Governor of Tennessee signed House Bill 1376, which significantly restricts the production and sale of hemp-derived products beginning in 2026. In Alabama, new regulations took effect on July 1, 2025, which are intended to curb or eliminate the sales of hemp-derived products in Alabama. In Minnesota, new regulations take effect on January 1, 2026, which are intended to curb or eliminate the sales of hemp-derived products in Minnesota. On December 6, 2023, Wisconsin’s Governor signed a new law that requires that an electronic vaping device be listed on the state’s electronic vaping device directory or it is illegal to sell or offer such device for sale in Wisconsin. In order for an electronic vaping device to become listed on such electronic vaping device directory, its manufacturer must certify that such electronic vaping device meets certain criteria. Selling electronic vaping devices in Wisconsin in violation of this new law carries significant penalties, beginning on September 1, 2025 for electronic vaping devices that contain nicotine, and beginning on July 1, 2026 for electronic vaping devices that contain hemp and do not contain nicotine. There can be no guarantee or assurance that Lifted will be successful in adding its electronic vaping devices to Wisconsin’s electronic vaping device directory, or will find a route to exempt its electronic vaping devices from this new law. Since the sale of electronic vaping devices constitutes one of the largest categories of product sales for Lifted, any inability of Lifted to sell electronic vaping devices in accordance with the new Wisconsin law could have a significant, direct impact on the Company’s revenue, net income and earnings per share, or could require Lifted to take extraordinary steps such as moving its vape manufacturing and selling outside of Wisconsin in an attempt to avoid the impacts of this new Wisconsin law. Other states also require hemp or hemp-derived products to be formally registered, listed, or otherwise approved with a state regulatory directory or registry before they can legally be sold. These new laws, regulations, or proposed bills, to prohibit or curb the Company’s sales of products in those states could materially adversely affect our financial results and business operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock;

5

(4)

Opponents of our industry are known to be lobbying for legislation in Texas and other states intended to prohibit or restrict sales of hemp-derived products, and if such legislation becomes law, it could materially adversely affect our sales of hemp-derived products in those jurisdictions and the trading price of our common stock;

(5)

An official of the federal Drug Enforcement Administration (the "DEA") made a presentation at a conference in Houston in April 2023, in which that official reportedly stated that the DEA plans to issue a new rule that would have the effect of classifying certain hemp-derived cannabinoids as controlled substances. If such a new rule were to be issued and become legally binding upon Lifted, it could have a material adverse effect upon 50% or more of Lifted's business and upon the trading price of the Company's common stock. As of the date of this Annual Report on Form 10-K, we are not aware of any draft DEA rule that would materially affect Lifted’s business; and

(6)

Regarding LFTD Partners' investment in Bendistillery, Inc. d/b/a Crater Lake Spirits (“Bendistillery”): distillers such as Bendistillery are navigating a tougher, more complex environment than they did even a few years ago. Liquor companies today are balancing category decline, stricter rules, and higher costs while trying to stay culturally relevant. Consequently, as of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Bendistillery, reducing the carrying value of LFTD Partners’ investment in Bendistillery to $99,800. There can be no assurance that the business of Bendistillery will be successful or generate any profit or other financial benefit for LFTD Partners

Additional Significant Risk Factors

In addition to the Significant Financial Obligations and Acute Regulatory Risks described above, LFTD Partners is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in LFTD Partners. This SUMMARY OF RISK FACTORS does not address all of the risks that we face. Additional discussion of the risks summarized in this SUMMARY OF RISK FACTORS, and other risks that we face, may be found below in ITEM 1A. RISK FACTORS and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making a decision to invest in our Company. The principal factors (in addition to the Significant Financial Obligations and Acute Regulatory Risks described above) that make an investment in LFTD Partners speculative or risky include the following, among others:

(1) The delay in Lifted’s receipt of payments from certain customers – primarily distributors – have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described below in the Accounts Receivable section under NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(2) Write offs of inventory continue to be significant for Lifted. Because consumers’ demands change very quickly, Lifted may find it necessary to write off certain raw goods because they will no longer be used in production. Or, if consumers are no longer interested in certain products, and the finished goods are slow-moving, those finished goods are written off. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(3) The Company is currently involved in developing, manufacturing and selling a wide variety of intoxicating products containing hemp-derivatives, kratom derivatives and other psychoactive substances. All of these products are, or may become, subject to significant government laws and regulations, enforcement of which could be a threat to the survival of our Company. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(4) The market for the products we sell is a fairly new and developing market that is subject to significant disruptions as it develops, including entry of large competitors in the space. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(5) The Company is controlled by a small number of people who are important to the business. The loss of any of these people could have a detrimental effect on our Company. Such a small number of people also can skew the direction of the Company in a manner in which stockholders do not agree. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(6) Due to the fact that we sell consumer products and in particular due to the nature of the products, the Company could be subject to product liability lawsuits, including class action lawsuits. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(7) We face intense competition and we are dependent on the popularity and consumer acceptance of our branded products. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

(8) We may face unfavorable publicity or consumer perception. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(9) Lifted may lose profits or become subject to liability arising from any breach of contract or fraudulent or illegal activity by our suppliers, testing labs, employees, independent contractors, consultants and others. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(10) We are involved, both as a plaintiff and as a defendant, in several lawsuits, and more lawsuits are likely in the future. We have been spending, and expect in the future to continue to spend, significant management time and effort, and significant legal fees and expenses, on these lawsuits. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

(11) We are subject to the risk that the U.S. Internal Revenue Service may claim that some of our hemp-derived products are federally illegal. And, if we enter the marijuana industry, under current law marijuana products are federally illegal. The costs of selling federally illegal products cannot be deducted as expenses under U.S. Internal Revenue Code Section 280E, which could significantly increase our federal tax liabilities, both for prior years and for future years. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

ITEM 1. BUSINESS

Description of the Business of LFTD Partners Inc.

LFTD Partners Inc., Jacksonville, Florida, was organized under the laws of the State of Nevada on January 2, 1986. Shares of the Company’s common stock are listed for trading on the OTCQB Venture Market under the symbol “LIFD”.

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made, d/b/a Urb Finest Flowers, d/b/a Highlandia and d/b/a LM Nutra, Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand (www.urb.shop) and other brands, hemp-derived beverages under the Highlandia brand (www.Highlandia.com), and hemp-free health and wellness gummies under its Mielos brand (www.mielos.com), and hemp-free energy gummies under its Rebel Energy Gummy brand (www.RebelEnergyGummy.com). Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) hemp-derived products. LFTD Partners Inc. also owns 4.99% of hemp-derived beverage and products maker Ablis (www.Ablis.shop), and of craft distiller Bendistillery, Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com), both located in Bend, Oregon.

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

Lifted primarily sells psychoactive products, but also non-intoxicating energy and wellness products. Many of Lifted’s products contain hemp-derived cannabinoids (such as delta-8-THC and delta-9-THC). Lifted’s award-winning hemp-derived products brand is called Urb Finest Flowers (“Urb”) (www.urb.shop). In the second quarter of 2024, Lifted launched Mielos (www.mielos.com), a new brand of health and wellness products that do not contain hemp derivatives. In the third quarter of 2024, Lifted launched hemp-free energy gummies under its Rebel Energy Gummy brand (www.RebelEnergyGummy.com). In the first quarter of 2026, Lifted began selling Highlandia hemp-derived beverages (www.Highlandia.com). Lifted also sells products derived from kratom; the Company has sold nicotine products in the past. Lifted sells its products via distributors and wholesalers and online direct to consumers. Products currently sold by Lifted under its Urb brand include, for example: vapes, cartridges, edibles, joints and blunts. Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) hemp-derived products. Lifted also manufactures and sells hemp-derived and non-hemp-derived products to private label clients, and licenses the Urb brand name to Extrax NM LLC in New Mexico for use on marijuana products.

Government Laws and Regulations

Lifted is attempting to only conduct business to the extent permitted under applicable laws and regulations. The manufacture and/or sale of hemp-derived, kratom-derived and other psychoactive and consumable products involve significant risks associated with federal, state and local laws and regulations, and regulatory agencies, that have the potential to bankrupt Lifted and the Company, or at least to negatively impact the trading price of our common stock.

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

(1)

The Act: On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also bans intoxicating hemp-derived consumable products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. However, the Act in all likelihood will have a devastating impact on the Company and the price of its common stock.

8

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

9

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

Furthermore, the regulation of hemp-derived, kratom-derived, psychoactive and nicotine products is evolving. Lifted may become subject to new laws, rules, regulations, moratoriums, prohibitions, or other restrictions or impediments upon nicotine and companies involved in the marijuana and/or hemp industries (each a “Cannabis Company”) that     may be imposed by the U.S. President, Congress, federal agencies such as the FDA and/or the DEA, and/or by state and local governments. Lifted’s business may also be impacted by any language relating to hemp-derived, kratom-derived or psychoactive products that might be contained in a bill, or that intentionally or unintentionally might be contained in other legislation at the federal or state level. Without limiting the generality of the foregoing, governmental laws, rules and regulations may impose significant new rules, restrictions, limitations, prohibitions and/or taxes on when, where, how and to whom Lifted may sell its products, and these new rules, restrictions, limitations, prohibitions and/or taxes may have a material adverse effect on Lifted’s business and the trading price of our common stock.

Competition

Lifted faces intense competition in the hemp-derived, kratom-derived and psychoactive products industries from both existing and emerging companies that offer similar products to Lifted. More distributors are creating their own brands and selling their own branded products at a lower price than Lifted’s products; there is increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands pay distributors and wholesalers more than what Lifted is willing to pay (if anything) for valuable shelf space.

Some of Lifted’s current and potential competitors may have longer operating histories, more innovative or popular products, greater financial, marketing and other resources and larger customer bases. Given the rapid changes affecting the hemp-derived, kratom-derived and psychoactive products industries nationally and locally, Lifted may not be able to create and maintain a competitive advantage in the marketplace. Lifted’s success will depend on its ability to keep pace with any changes in local and national markets, especially in light of frequent and rapid legal and regulatory changes.

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

Officers and Employees

The executives of Lifted have backgrounds in various consumer goods industries, sales, graphic design, distribution, marketing, accounting, and supply chain management, skills that have helped Lifted distinguish itself from the competition.

As of December 31, 2025, Lifted had approximately 100 full time and part time employees and independent contractors who are engaged in product formulation, design and branding, website development, private label client management, sales, strategy, distribution, supply chain management, new business development, warehouse management and order fulfillment, operations management, accounting, new product development, trade shows and evaluation of potential acquisitions and joint ventures. Currently, most of Lifted’s employees and independent contractors are based in Wisconsin, and the rest are located in Colorado, Illinois, Nevada, New Mexico and Florida.

The Market

The majority of Lifted’s product sales are made through distributors, and a smaller number of sales are made directly to retailers, and then the smallest number of sales are made directly to end consumers online.

Distribution

Lifted’s distribution is done internally and through third party distributors who distribute throughout the U.S. Lifted and these distributors distribute Lifted’s products to vape and smoke shops, convenience stores, grocery stores, natural food stores, wellness stores, and other outlets. Lifted believes but cannot guarantee that in the event that Lifted lost its relationship with one or more of its current distributors, that other replacement distributors could be found without significant disruption to Lifted’s business.

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

Sources of Supply

Lifted sources its raw goods from different suppliers. Lifted’s raw goods are third-party lab tested, and Lifted’s finished goods are also third-party lab tested. Lifted does not grow or manufacture its raw goods, nor does Lifted process or extract cannabinoids or other substances from raw goods. However, many of Lifted’s finished goods are made in-house using the raw goods purchased from third party vendors. From time to time, Lifted has engaged third party vendors to manufacture finished goods for Lifted in accordance with Lifted’s specifications. Lifted designs the majority of its packaging in-house, and typically employs a third party firm to manufacture that packaging.

Lifted currently believes that it would be able to find replacement manufacturers with minimal negative impact on its business. However, certain components, such as Lifted’s vapes and cartridges, are sourced exclusively from China. COVID-19 and variants, Chinese holidays, backups at U.S. ports, tariffs imposed on products sourced from China or other foreign countries, and potential hostilities involving China, could make it difficult or impossible to source these products cost effectively, or at all, from China. These risks associated with China could drastically increase Lifted’s product costs, all of which could have a serious detrimental impact on Lifted’s sales and profit margins.

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

Amendment of Articles of Incorporation of Lifted

On October 27, 2025, the Board of Directors of Lifted, an Illinois corporation and wholly owned subsidiary of LFTD Partners, adopted a Unanimous Written Consent pursuant to Section 8.45 of the Illinois Business Corporation Act of 1983 approving an amendment to its Articles of Incorporation to change the par value of its common stock from “no par value” to $0.001 per share. The amendment was adopted under Section 10.15 of the Act, which permits the board to increase, decrease, create or eliminate par value without shareholder approval so long as no class or series is adversely affected. Articles of Amendment reflecting this change were filed with the Illinois Secretary of State following Board approval. The change in par value does not affect the number of authorized or outstanding shares of Lifted or have any impact on the consolidated financial statements of LFTD Partners. The change may have positive tax implications in future periods.

Highlandia Inc.

On October 24, 2025, LFTD Partners created a new wholly owned subsidiary in Florida called Highlandia Inc. (“Highlandia”) (www.Highlandia.com). Highlandia, which has not yet conducted any business, and owns the brand “Highlandia”, under which Lifted began selling hemp-derived beverages in the first quarter of 2026.

Ablis and Bendistillery

On April 30, 2019, we closed on the acquisition of 4.99% of the common stock of each of hemp-derived beverage and products maker Ablis Holding Company (“Ablis”) (www.Ablis.shop), and of distilled spirits manufacturers Bendistillery, Inc. d/b/a Crater Lake Spirits (“Bendistillery”) (www.CraterLakeSpirits.com) and Bend Spirits, Inc. (“Bend Spirits”), all located in Bend, Oregon, for an aggregate purchase price of $1,896,200. In the second quarter of 2025, Bend Spirits was merged into Bendistillery for operational efficiency.

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

As of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Ablis, reducing the carrying value of LFTD Partners’ investment in Ablis to $0. LFTD Partners also recorded an impairment charge on its investment in Bendistillery, reducing the carrying value of LFTD Partners’ investment in Bendistillery to $99,800.

Properties

The Company owns one real property in Kenosha, Wisconsin (the “5511 Building”) and leases additional facilities used in its operations (the “Additional Facilities”). The 5511 Building is an 11,238 square foot building located at 5511 95th Avenue, Kenosha, Wisconsin, which was purchased on December 14, 2023 for $1,375,000. The 5511 Building is used for office space, manufacturing and storage. As of December 31, 2025, the 5511 Building is subject to a first priority mortgage in the principal amount of $852,755. The 5511 Building is currently for sale, and if it is sold then the Company will use the net sale proceeds to pay off the mortgage, and plans to consolidate its operations in the Additional Facilities.

The Additional Facilities are located at 8910 58th Place, Suites 100, 600 and 700, Kenosha, Wisconsin and 5732 95th Avenue, Suites 100-300, Kenosha, Wisconsin. Effective February 1, 2026, the Company expanded the 5732 95th Avenue lease to include Suite 400. The Additional Facilities comprise an aggregate of approximately 41,000 square feet of leased space. The leased space located at 8910 58th Place, Suites 100, 600 and 700, Kenosha, Wisconsin is used by the Company for shipping, receiving, packaging and office space. The leased space located at 5732 95th Avenue, Suites 100-400, Kenosha, Wisconsin is used for gummy manufacturing and storage.

The Company does not lease space for its corporate headquarters. Executive officers operate from offices located at their homes.

Manufacturing, Sales and Marketing Agreements

During 2023, Lifted entered into manufacturing, sales and marketing agreements with Cali Sweets, LLC, Diamond Supply Co., DreamFields Brands Inc. (d/b/a Jeeter), and in January 2024 with a wholly owned subsidiary of a large publicly traded U.S. marijuana company (“SubCo”). As of December 31, 2025, only the Diamond agreement remained in effect; the Jeeter agreement terminated January 1, 2024, the Cali agreement was mutually terminated effective January 1, 2025, and the SubCo agreement was terminated December 17, 2025. Moreover, Lifted stopped selling the Diamond products on or about April 30, 2025. Lifted and Diamond are in the process of formally terminating the Diamond Agreement. Management does not believe any individual agreement had a material impact on revenues, as no single agreement accounted for more than 5% of Lifted’s revenues. Aggregate net revenue generated under these agreements was $5,728,663 in 2023, $2,094,864 in 2024, and $159,968 in 2025.

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

On April 28, 2023, Lifted purchased substantially all of the assets of Oculus CRS, LLC, its hemp flower products supplier, for $342,068 in cash (net of $26,420 cash acquired). The acquired assets included operational and office equipment, inventory, receivables, and a machine purchase contract, and the purchase price was applied to satisfy all of Oculus’ liabilities at closing. Concurrently, Lifted merged with Oculus CHS Management Corp., whose primary assets were employment agreements with its owners, Chase and Hagan Sanchez. In connection with the merger, Lifted issued 100 shares of LIFD common stock at closing and, following the first anniversary of closing, paid the minimum earnout consideration of $1,000,000, consisting of $200,000 in cash and 160,000 shares of LIFD common stock valued at $5.00 per share. Total transaction consideration was $1,368,697, including recognized goodwill of $800,027.

In November 2025, federal legislation banning intoxicating hemp-derived consumable products beginning in November 2026 triggered a goodwill impairment analysis, and the Company recorded a full impairment of the Oculus goodwill as of December 31, 2025. Following the acquisition, Chase and Hagan Sanchez continued to manage the hemp flower division under employment agreements, and approximately 20 former Oculus employees joined Lifted.

Extrax NM Agreement

On June 1, 2023, Lifted entered into a five-year agreement with Extrax NM LLC (“ENM”) under which ENM manufactures and exclusively sells Urb-branded marijuana products in New Mexico, and was obligated to remit 50% of gross sales proceeds (excluding taxes) to Lifted. Payments were applied first to repay loans from Lifted, second to pay for inventory and equipment sold by Lifted, and third as a license fee. In July 2025, the parties modified the arrangement so that ENM would no longer remit 50% of monthly gross revenue, Lifted would stop advancing loans, and future inventory purchases would be paid in full upon invoice (the “July Modification”).

As of December 31, 2025, ENM owed Lifted $421,835 in non-interest-bearing loans and $102,686 in unpaid invoices. Because no restructuring agreement was finalized and collectability was uncertain, the Company recorded a full allowance against both the loans (“Provision for Credit Losses – Extrax NM Loans”) and the aged receivables as of year-end 2025. No license fee revenue was recorded in 2025; license fee revenue was $280,814 in 2024 and zero in 2023. For accounting purposes under ASC 606, Lifted recognizes revenue on a gross basis for sales of inventory (“Unit Components”) to ENM, as it acts as principal for those transactions; under this relationship, in 2025, Lifted recognized $481,063 of sales to ENM. However, Lifted acts as an agent with respect to ENM’s sale of Urb-branded products to dispensaries and does not recognize those product sales on a gross basis; under this relationship, in 2025, prior to the July Modification, ENM remitted $286,860 to Lifted.

Manufacturing, Sales and Marketing Agreement With SubCo

On January 20, 2024, Lifted entered into a Manufacturing, Sales and Marketing Agreement with SubCo under which Lifted served as the exclusive U.S. manufacturer and distributor of certain hemp-derived vape and gummy products. Lifted was responsible for manufacturing, order fulfillment, collections, regulatory compliance, and quality control, while SubCo primarily funded production costs and marketing. Product revenues were first applied to reimburse SubCo’s purchase order costs, after which remaining net revenue was split 60% to SubCo and 40% to Lifted as a royalty. The agreement had an initial 18-month term but was mutually terminated on December 17, 2025. Certain provisions, including warranty and indemnification obligations, survive termination. For accounting purposes, Lifted concluded it acted as principal under ASC 606 and recognized product sales on a gross basis during the term of the agreement.

Capital Raise

We may deem it necessary or desirable in the future to raise additional capital in order to build our available working capital, to close future acquisitions, to potentially expand the 5511 Building, or to pay other corporate obligations. No guarantee or assurance can be made that such capital can be raised on acceptable terms, if at all.

If we were ever to proceed forward with an equity raise, it may be in conjunction with a potential listing of our common stock on a stock exchange. However, there can be no guarantee or assurance that any such debt and/or equity capital raise or listing will be completed on acceptable terms, if at all. If we were to acquire a company that is involved in the marijuana and/or hemp industries (a “Cannabis Company”) that "touches the marijuana plant" in the U.S., or if we were to otherwise directly enter the marijuana industry in the U.S., then it would not be possible, under current federal laws and the current policies of NASDAQ and the NYSE, for our common stock to be listed on either of those exchanges at this point in time, even if those exchanges' other listing requirements were met.

Corporate Information

Our principal headquarters are located at 14155 Pine Island Drive, Jacksonville, Florida 32224. Our telephone number is (847) 915-2446. Our corporate website address is www.LFTDPartners.com.

OLCC Review of New Directors of the Company

Due to our minority ownership interest in Bendistillery, the Oregon Liquor Control Commission (“OLCC”) has jurisdiction over our directors, officers and significant shareholders. If the OLCC were to refuse to approve any of our directors, officers or significant shareholders, it could disrupt our management and corporate governance, which could materially adversely affect our Company and the trading price of our common stock.

Liquidity Overview

LFTD Partners is a holding company whose operations and revenue are generated entirely through its wholly owned subsidiary, Lifted. The Company does not generate revenue at the parent level and does not recognize earnings from minority investments. Lifted historically has not always generated operating cash flow sufficient to fund ongoing operations. The Company’s operating cash flow is subject to variability due to regulatory developments, customer payment timing, and industry conditions. The Company’s liquidity depends heavily on operating cash flow and the collectability of accounts receivable, particularly from wholesale and distributor customers that often have extended payment terms. Delays in customer payments can materially impact working capital and short-term liquidity. As of December 31, 2025, the Company has an accumulated deficit and continues to evaluate strategies to support operations and long-term growth, including organic expansion, acquisitions, and potential capital raises.

The Company has ongoing financial obligations, including payments on its Business Loan and dividend payments on outstanding preferred stock. Although management believes current cash on hand and operating cash flows are expected to meet near-term needs, there can be no assurance that additional capital will be available on acceptable terms if required to fund growth initiatives or acquisitions. The Company’s ability to obtain additional capital depends on market conditions, regulatory developments, investor demand, and overall operating performance.

Acquisition Process

The Company evaluates acquisition opportunities on a situational basis and generally expects to structure transactions as either tax-free stock-for-stock mergers or asset purchases, although alternative structures may be considered when appropriate. In stock-based mergers, a substantial portion of consideration may consist of newly issued Company shares, which could result in significant dilution and potentially a change in control. Acquisitions may require the Company to raise substantial additional capital to fund any cash component of the purchase price, and there can be no assurance that such capital will be available on acceptable terms. Market conditions, regulatory uncertainty in the hemp and cannabis industries, macroeconomic pressures, and investor sentiment may limit the Company’s ability to obtain financing.

Potential acquisitions are reviewed by an Investment Committee appointed by the Board of Directors, currently consisting of GJacobs, NWarrender, and WJacobs. The Company intends to proceed only with unanimous Investment Committee approval and majority Board approval. Opportunities are sourced through management’s industry contacts and professional networks. Due diligence investigations are conducted to the extent reasonable given the Company’s financial and operational resources. Given current market and regulatory uncertainty, the Company has generally adopted a conservative approach to capital raising, stock issuance, borrowing, and acquisition terms.

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

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks and uncertainties (“Risk Factors”). Certain Risk Factors may have a material adverse effect on our business, financial condition, and results of operations. Investing in our shares involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Note Regarding Forward-Looking Statements”, “SUMMARY OF RISK FACTORS”, and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

In the following Risk Factors, the terms “us”, “we”, “Company,” “LFTD Partners” and “Lifted” are meant to include references to LFTD Partners, Lifted (including Lifted’s arrangement with Extrax NM, and Lifted’s collaboration with Diamond Supply Co., and Lifted’s past collaborations with Cali Sweets, Jeeter and SubCo), Highlandia, Lifted’s co-packers and co-manufacturers, future acquisition targets, and future asset purchases and/or joint ventures), Ablis and Bendistillery, as appropriate in the context of particular Risk Factors. These Risk Factors may cause our operations to vary materially from those contemplated by our forward-looking statements. These Risk Factors include:

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

Our acquisition of Lifted, our acquisitions of 4.99% of the outstanding equity of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, and Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., involve significant risk, and there can be no assurance that the business of Lifted, or 4.99% of the common stock of each of Ablis, Bend Spirits and Bendistillery d/b/a Crater Lake Spirits, will be successful or generate any profit or other financial benefit for our Company.

As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0.

Also as of December 31, 2025, LFTD Partners recorded an impairment charge on its investments in Ablis, reducing the carrying value of LFTD Partners’ investment in Ablis to $0. LFTD Partners also recorded an impairment charge on its investments in Bendistillery (Bend Spirits had previously merged into Bendistillery in the second quarter of 2025), reducing the carrying value of LFTD Partners’ investment in Bendistillery to $99,800.

An inability by LFTD Partners to achieve financial benefit from Lifted, Ablis or Bendistillery may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We have substantial ongoing payment obligations

We have substantial ongoing payment obligations, including payments on our Business Loan, payroll and benefits, rent and overhead costs, inventory purchases, legal fees and other professional fees, bonuses, preferred stock dividends, other operating expenses, income taxes, excise taxes, and other liabilities. A failure to pay our financial obligations when they become due and payable may materially adversely affect our Company and the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We have significant financial risk if our principal depository bank were to become bankrupt or insolvent

Surety Bank serves as our principal depository bank. If Surety Bank ever were to become bankrupt or insolvent, we could potentially lose millions of dollars of our cash on hand that is held in our checking and money market accounts at Surety Bank. We do not have insurance covering that risk. That risk may have a material adverse effect on our Company and the trading price of our common stock.

We are subject to restrictions and covenants under our loan from Surety Bank

Prior to the WCL Payoff and Loan Term Changes (terms defined below), under the terms of our loan agreements with Surety Bank, we were obligated to comply with certain loan covenants and restrictions, including the following: (1) the ratio of our annual EBIDA (earnings before interest, depreciation and amortization), divided by our scheduled annual debt service payments to Surety Bank, must have been 1.5 or higher based on our tax returns, beginning with the 2023 return (although this loan covenant had been waived by Surety Bank in regard to 2024); (2) we must not permit the outstanding principal balance of the $3,000,000 Working Capital Loan to exceed 40% of the fair market value of the collateral securing the Working Capital Loan; and (3) we must have maintained our primary operating accounts with a $1,000,000 minimum deposit account balance with Surety Bank for the life of the $910,000 Business Loan. If for any reason we had failed to comply with these loan covenants and restrictions, Surety Bank would have been entitled to declare a default under the loan agreements. Such a default could have a material adverse effect on our Company and the trading price of our common stock.

Under the Business Loan, we are also subject to covenants not to take certain actions without the consent of Surety Bank, including such things as not, among other things:

•	Become subject to other liens or encumbrances;
•	Change ownership of Lifted;
•	Directly or indirectly issue, assume or create any additional indebtedness on the collateral.

If we were to violate any of these negative covenants, Surety Bank would be entitled to declare a default under the Business Loan Agreement. Such a default could have a material adverse effect on our Company and the trading price of our common stock.

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

Also, our efforts to grow our business may be more costly than we expect and we may not be able to increase our revenue enough to offset higher operating expenses. We may incur significant losses in the future for a number of reasons, including as a result of newly-proposed or enacting laws or regulations, such as H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026”, unforeseen laws, restrictions, taxes, expenses, difficulties, complications and delays, the other risks described herein and other unknown events. The amount of any future net losses will depend, in part, on the growth of our future expenses and our ability to generate revenue. Any future losses will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with producing and selling hemp-derived, kratom-derived, psychoactive and potentially nicotine products, as outlined herein, we are unable to accurately predict our future financial results. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease and our ability to raise capital, expand our business or continue our operations may be impaired. Our failure to remain profitable would decrease the value of our Company and could impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Our payroll, benefits, sales commissions, rent and other operational costs are significant

Our operational costs are significant. We now employ over 100 people as employees and independent contractors. Our payroll and benefits costs, including health, dental and vision insurance for employees, are significant. We have expanded into more leased spaces. Our costs for accountants, lawyers and other consultants are significant. Our costs of raw materials, packaging, fulfillment and sales are significant. We have compensation arrangements for our salespeople that include significant commissions that are percentages of their sales. Lifted entered into an agreement with its Chief Strategy Officer (the “CSO”), effective as of April 1, 2025, pursuant to which, in addition to his base compensation of $10,000 every two weeks plus health insurance coverage, the CSO receives (1) a royalty on certain gummies manufactured by Lifted of between $0.005 and $0.01, and (2) certain quarterly and annual bonuses based upon Lifted’s quarterly and annual collected revenues on certain sales exceeding targets of $9,000,000 and $58,000,000, respectively. These and other significant operational costs may materially adversely affect our Company and the trading price of our common stock.

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

We may issue additional shares of common stock, and options and warrants to purchase additional shares of common stock, without stockholder approval, which would dilute the current holders of our common stock

Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common stock, and/or options and warrants to purchase shares of common stock. We may issue shares of our common stock, or options or warrants to purchase shares of our common stock, to complete a business combination or to raise capital, or to incentivize our directors, officers and employees. Such stock issuances, and such issuances of options and warrants, could be made at a price that reflects a discount from the then-current trading price of our common stock. These issuances may dilute our stockholders’ ownership interests significantly. These issuances also may have the effect of reducing our stockholders’ influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of currently outstanding stock options and warrants exercise those options or warrants to purchase shares of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Raising capital by selling our common stock or convertible preferred stock is difficult to accomplish

Selling equity is difficult to accomplish in the current market, especially because of the regulatory landscape of the hemp industry and because the prices of stocks of many publicly traded Cannabis Companies have experienced significant declines during the past few years. This difficulty may make future acquisitions either unlikely, or too difficult and expensive. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Our investor relations efforts may not be successful

Our investor relations efforts may not be successful. At the present time, due to the fact that billions of dollars of market capitalization have been lost by publicly traded corporations in the cannabis industry over the past few years, investor sentiment regarding equity or debt capital raises by Cannabis Companies is negative. This negative investor sentiment, combined with many other negative macro factors such as inflation, global conflicts, supply chain issues, tariffs, and high interest rates, has made it extremely difficult for the Company to attract Growth Capital on acceptable terms and conditions. The Company can provide no guarantee or assurance whatsoever that this profoundly negative investor sentiment could be reversed by traditional investor relations efforts. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

The issuance of shares of Deferred Contingent Stock pursuant to the terms of the Lifted Merger could reduce our earnings and stock price

Pursuant to the terms of the Lifted Merger, a total of 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) payable after the third anniversary of the Lifted Merger to certain employees of Lifted and the Company who have been specified by NWarrender in his discretion (the “Deferred Contingent Stock Recipients”), subject to certain conditions and requirements. The issuance of Deferred Contingent Stock increases the number of outstanding shares of our common stock, and thereby decreases our earnings per share. And, the potential sale of Deferred Contingent Stock by the Deferred Contingent Stock Recipients may depress the trading price of our common stock. As of December 31, 2025, 503,000 shares of Deferred Contingent Stock have been issued to the Deferred Contingent Stock Recipients and there were 142,000 shares of Deferred Contingent Stock that are issuable at the direction of the Deferred Contingent Stock Recipients. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required to furnish a report by our management on our ICFR, which, after we have met certain requirements, must be accompanied by an attestation report on ICFR issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will document and evaluate our ICFR, which is both costly, time-consuming and challenging. In this regard, we will need to continue to dedicate internal resources and adopt a detailed work plan to assess and document the adequacy of our ICFR, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for ICFR. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our ICFR is effective as required by Section 404. This may result in one or more material weaknesses in our ICFR, which may cause an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

RISK FACTORS RELATING TO LFTD PARTNERS, LIFTED (INCLUDING LIFTED’S ARRANGEMENT WITH EXTRAX NM, AND LIFTED’S COLLABORATION WITH DIAMOND SUPPLY CO., AND LIFTED’S PAST COLLABORATIONS WITH CALI SWEETS, JEETER AND SUBCO), HIGHLANDIA, LIFTED’S CO-PACKERS AND CO-MANUFACTURERS, FUTURE ACQUISITION TARGETS, AND FUTURE ASSET PURCHASES AND/OR JOINT VENTURES, ABLIS AND BENDISTILLERY (COLLECTIVELY, “LIFTED” OR THE “COMPANY”)

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

Write offs of inventory continue to be significant for Lifted

Write offs of inventory continue to be significant for Lifted. Because consumers’ demands change very quickly, and because of the legal and regulatory challenges that Lifted faces, Lifted may find it necessary to write off certain raw goods because they will no longer be used in production. Or, if consumers are no longer interested in certain products, and the finished goods are slow-moving, those finished goods are written off. Lifted may have to record allowances against the value of hemp-derived products in inventory each quarter end, and these allowances may increase, as November 12, 2026 (the date by which intoxicating hemp-derived consumable products are banned under the Act) approaches. Moreover, any hemp-derived products in inventory on November 12, 2026 will have to be written off. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

The FDA has not approved any of Lifted’s products, and Lifted could face cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA

Our hemp-derived, kratom-derived and other products are not intended for use in the diagnosis, cure, mitigation, treatment, or prevention of a disease or condition. Lifted has not applied to the FDA for any approvals of any of Lifted’s products, and may never do so. The FDA has not approved any of Lifted’s products for any purpose, and may never do so. Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA or the DEA for failure to obtain FDA or DEA approval of its products, or for Lifted’s packaging, labeling, advertisements and promotions of its products without any FDA or DEA approvals. For example, the FDA might take action against Lifted alleging that Lifted has engaged in the promotion of an unapproved drug. Historically, the FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted and other companies selling products that are similar to the products that Lifted sells. Defending cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. Any cease and desist letters, lawsuits or other enforcement actions by the FDA or DEA may have a material adverse effect on our company and the trading price of our common stock. There can be no guarantee or assurance whatsoever that the FDA’s or the DEA’s regulatory concerns about hemp-derived, kratom-derived or other products that Lifted sells will be resolved in our favor. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners because the FDA has not approved Lifted’s products for any medical purpose, or because the FDA or DEA has issued cease and desist letters, or brought lawsuits or other enforcement actions against Lifted, or for other reasons associated with the formulation, packaging, labeling, lab testing, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products

Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for many different reasons, such as: (1) Lifted has not applied to the FDA for any approvals of any of Lifted’s products, and may never do so; (2) The FDA has not approved any of Lifted’s products for any medical purpose, and may never do so; (3) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the FDA for failure to obtain FDA approval of its products, or for Lifted’s packaging, labeling, advertisements and promotions of its products without any FDA approvals. For example, the FDA might take action against Lifted alleging that Lifted has engaged in the promotion of an unapproved drug. The FDA has issued cease and desist letters, filed lawsuits and taken enforcement actions against Lifted and other companies selling intoxicating products that are similar to Lifted’s products; (4) Lifted may be subject to cease and desist letters, lawsuits or other enforcement actions by the DEA alleging that Lifted’s products are illegal; and (5) Investors may file litigation including class action lawsuits against Lifted and/or LFTD Partners for other reasons associated with the formulation, packaging, labeling, lab testing, advertising, promotion, medical claims, ineffectiveness, or other characteristics of Lifted’s products. Defending any lawsuits by investors may cause Lifted and LFTD Partners to expend a great deal of management time and legal fees. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We could be subject to litigation that includes claims under RICO

The Racketeer Influenced Corrupt Organizations Act (“RICO”), which was originally designed to give prosecutors an additional tool to prosecute organized crime, is now sometimes being weaponized against cannabis companies, as Plaintiff’s attorneys sometimes add so-called “RICO” claims to ordinary commercial litigation in the cannabis industry. For example, Lifted and certain executives were sued by the same plaintiff’s attorney in two ordinary commercial lawsuits, and such plaintiff’s attorney chose to add RICO claims to the complaints in those cases. In one case, the judge has dismissed those RICO claims with prejudice. While we flatly deny that our Company has or is engaged in any “racketeering” activities, no assurance or guarantee can be given that RICO claims will not continue to be asserted either by plaintiff’s attorneys or by criminal prosecutors.  The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted, Cannabis Companies, or the hemp-derived, kratom-derived, marijuana, psychoactive and nicotine industries more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception

The hemp-derived, kratom-derived, marijuana, psychoactive and nicotine industries are highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy and quality of the hemp-derived, kratom-derived, marijuana, psychoactive and nicotine products sold to consumers. The perception of the hemp-derived, kratom-derived, marijuana, psychoactive and nicotine products industries, and hemp-derived, kratom-derived, marijuana, psychoactive and nicotine products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention and other publicity (whether or not accurate or with merit) relating to the consumption of hemp-derived, kratom-derived, marijuana, psychoactive or nicotine products, including unexpected safety or efficacy concerns arising with respect to hemp-derived, kratom-derived, marijuana, psychoactive or nicotine products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media or governmental attention or other research findings or publicity will be favorable to the hemp-derived, marijuana, psychoactive or nicotine markets. Adverse future scientific research reports, findings and regulatory proceedings that are, or litigation, media attention or other publicity that is, perceived as less favorable than, or that questions earlier research reports, findings or publicity (whether or not accurate or with merit) may result in a significant reduction in the demand for Lifted’s products. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of hemp-derived, kratom-derived, marijuana, psychoactive or nicotine products, or of Lifted’s products specifically, or associating the consumption of hemp-derived, kratom-derived, marijuana, psychoactive or nicotine products with illness or other negative effects or events, may adversely affect Lifted. This adverse publicity may arise even if the adverse effects associated with hemp-derived, kratom-derived, marijuana, psychoactive or nicotine products resulted from consumers’ failure to use such products legally, appropriately or as directed. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

As cyber threats continue to evolve, Lifted may be required to expand significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Significant disruption to Lifted's IT system or breaches of data security may have a material adverse effect on its business' financial condition and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Cyber incidents or malicious attacks on Lifted's information technology systems could damage our reputation, negatively impact our business, and expose us to litigation risk

Lifted uses computers in substantially all aspects of its business operations. It also uses mobile devices, social networking and other online activities to connect with team members and customers. Lifted relies heavily on various proprietary and third-party information systems. Its reputation for the secure handling of customer and other sensitive information is critical to the success of its business. Like other businesses, Lifted is potentially subject to a range of cyber incidents, including but not limited to state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, data leakage and compromise, wire fraud, phishing incidents and other cyber incidents. Due to such constant evolving nature and methods of security threats, Lifted may not detect cyber incidents and may not be able to quickly or properly respond to cyber incidents, and the cost and operational expense of implementing, maintaining and enhancing protective measures to guard against increasingly complex and sophisticated cyber threats could increase significantly. Lifted's information technology and network infrastructure may be vulnerable to attacks by hackers or breaches during routine operations, such as system upgrades, or during network or hardware failures, or due to employee error, malfeasance, malicious or disruptive software or computer viruses, malicious actions of employees or contractors, power outages, natural disasters, acts of terrorism, breaches with respect to third-party systems or vendors, or other disruptions.

A cybersecurity incident and breach of its information systems could lead to theft, destruction, loss of life, damage to property, environmental issues, misappropriation or release of sensitive and/or confidential information or intellectual property, which could result in business disruption, facility shutdown, negative publicity, violation of privacy laws, loss of customers, partners or suppliers, brand damage, adverse financial and operational results, potential litigation, and additional expenses, including the cost of remediating incidents or improving security measures, increased insurance costs, or ransomware payments; and corruption of data.

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

Cybersecurity attacks, business interruptions and compliance issues experienced by third parties could materially and adversely affect our financial condition, results of operation and cash flows

We rely on relationships with third parties, including suppliers, distributors, contract packers, contractors, cloud data storage and other information technology service providers and other external business partners, for certain functions or for services in support of our operations. These third-party service providers and partners, with whom we may share data, have, and could in the future, experience cybersecurity attacks. Third parties have been, and could in the future, experience challenges complying with laws and regulation, such as data protection requirements, and interruptions to business systems, disruption to operations, and employee failures. While we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures. Furthermore, our management of multiple third party service providers increases our operational complexity. Third parties have and could in the future experience cybersecurity attacks that may involve data we share with them or rely on them to provide to us with respect to timely notification and access to personnel and information concerning an incident, which may complicate our efforts to resolve any issues that arise. As a result, we are subject to the risk that the activities associated with our third party service providers and partners will adversely affect our business, even if the cyber security attack does not directly impact our systems or information. Additionally, these risks are also present in target companies, acquired businesses, joint ventures or companies that we invest in or with whom we partner. Such businesses use separate information systems or have not yet been fully integrated into our information systems. These risks may have a material adverse effect on our Company and the trading price of our common stock.

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

These laws and regulations, as well as changes and new laws and regulations that apply to personal data, subject the Company to, among other things, additional costs and may require changes to our business practices, security systems, policies, and procedures. Any failure by Lifted to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, loss of consumer confidence, and damage to our brand reputation, and which may subject us to government enforcement actions (including fines and injunctions), any of which could have a material adverse effect on our operations, financial performance, business. These risks may have a material adverse effect on our Company and the trading price of our common stock.

An infectious hop latent viroid might adversely affect the availability and cost of our raw materials

It has been reported that experts have sounded an alarm over the global spread of a dangerous and infectious hop latent virus (HpLVd) that is threatening to potentially cause billions of dollars of losses for cannabis and hop growers. If this viroid were to cause significant problems for hemp growers in the US, it might potentially decrease the availability, and increase the cost, of hemp and hemp-derived cannabinoids that are the principal raw materials for many of our products. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted’s sales and operating results may also fluctuate for many other reasons, including due to risks described elsewhere in this section and due to risks and uncertainties associated with the following topics and issues:

•

Issues associated with the legality or safety of products containing hemp-derived cannabinoids, kratom derivatives, marijuana, psychoactive substances, or other consumable products, including nicotine products;

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
•

The outcomes of current and future legal proceedings and claims, which may include significant settlement costs, legal fees, monetary damages or injunctive relief and which could have a material adverse impact on Lifted's operating results, balance sheet and liquidity;

•

Tax laws, rules and regulations, the interpretation of tax laws, rules and regulations such as IRS Code Section 280E, and tax audits and the potential for increased taxes and penalties, which could have a material adverse impact on Lifted's operating results, balance sheet and liquidity

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

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets, as crucial to our business and our success. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Price volatility may adversely affect operations

Lifted’s profitability is sensitive to fluctuations in the costs of raw goods, which may be impacted by changes in availability of supply (which itself depends on other factors such as weather, fuel, equipment, labor costs, raw goods costs, shipping costs, national holidays, and demand), tariffs, taxes, governmental policies, and other market conditions, all of which are factors beyond the control of Lifted. Lifted's operational results are also sensitive to manufacturing costs, and the overall condition of the intoxicating product industry. Price volatility may have a material adverse effect on Lifted's business, financial condition, and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted may sustain losses that cannot be recovered through insurance or other preventative measures

There is no assurance that Lifted will not incur uninsured liabilities and losses, especially in regard to uninsured or uninsurable products, and product recalls. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

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

Significant interruptions in our access to certain supply chains for key inputs such as raw materials, supplies, electricity, water and other utilities may impair our operations

Our business is dependent on a number of key inputs and their related costs, including raw materials, supplies and equipment related to our operations, co-packers, as well as electricity, water and other utilities. Our suppliers, co-packers and customers are dispersed. Governments may regulate or restrict the flow of labor or products, and Lifted’s operations, suppliers, customers and distribution channels could be severely impacted. For examples: China or other nations could regulate or restrict the flow of raw materials and products to the United States; the shipment of raw materials and products by sea and/or air from China and other locations to the United States may be banned, limited, disrupted, delayed or increased in cost; the Chinese New Year celebrations may disrupt or delay shipments of raw materials and products; states in which Lifted operates could impose prohibitions or restrictions on the operation of “non-essential” businesses, and might characterize Lifted as a “non-essential” business. Any significant future governmental-mandated or market-related delay, interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile shipping and energy costs, may curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by power outages, or equipment breakage. Our ability to compete is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts and components. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may be negatively impacted by challenging global economic conditions

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global conditions, including high interest rates, inflation, bankruptcies, layoffs, wars, tariffs, pandemics, civil unrest, and many other factors beyond Lifted’s control. We are unable to predict the likelihood of the occurrence, duration or severity of such global economic conditions and disruptions caused thereby. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations and cash flow. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

We face risks associated with the transportation of our products to consumers in a safe and efficient manner

We depend on fast, cost-effective, and efficient transportation services to distribute our products to distributors, wholesalers and end users. Any prolonged disruption of third-party transportation services may have a material adverse effect on our sales volumes or satisfaction with our services. Rising costs associated with third-party transportation services used by us to ship our products may also adversely impact our profitability, and more generally our business, financial condition and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s inventory may be stolen in transit

Lifted is subject to the potential risk of theft of inventory in transit. This risk, which has already occurred more than once, may result in significant losses of raw goods, finished goods, inventory, or supplies, expose Lifted to additional liability under applicable regulations and to potentially costly litigation or increased expenses relating to the resolution and future prevention of similar thefts, any of which may have an adverse effect on Lifted’s business, financial condition and results of operations. There can be no assurance that this risk can be effectively mitigated via insurance. The foregoing risk may have a material adverse effect on our Company and the trading price of our common stock.

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

Companies and regulators in the marijuana and alcohol industries are often hostile to the hemp-derived products industry, and sometimes use their political strength to seek prohibition, regulation and/or taxation of hemp-derived products including products, such as those containing delta-8-THC and delta-9-THC

Companies and regulators in the marijuana and alcohol industries are often hostile to the hemp-derived products industry, as they witness the growing popularity of hemp-derived products taking sales away from state-licensed marijuana dispensaries, or alcohol sales. They sometimes use their political strength to seek prohibition, stricter regulations and/or additional taxation of hemp-derived products, including for example, products containing delta-8-THC and delta-9-THC. Prohibitions, restrictions and taxes are now imposed on the shipment and/or sale of certain hemp-derived products in many states, and are being considered by other states. These restrictions, prohibitions and taxes may have a material adverse effect on Lifted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Certain events or developments in the cannabis and psychoactive products industries more generally may impact our reputation

Damage to our reputation can result from the actual or perceived occurrence of any number of events, including any negative publicity, whether true or not. As a producer and distributor of hemp-derived and other psychoactive products, there is a risk that our business might attract negative publicity. There is also a risk that the actions of other companies and service providers in the cannabis and psychoactive products industries may negatively affect the reputation of the industries as a whole and thereby negatively impact our reputation. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share negative opinions and views in regards to our activities and the cannabis and psychoactive products industries in general, whether true or not. We do not ultimately have direct control over how we or the cannabis or psychoactive products industries are perceived by others. Reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize on our growth prospects. This may also impact our ability to attract and/or maintain business partners that are not primarily engaged in the cannabis and psychoactive products industries, such as major convenience stores. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Some companies in the cannabis and psychoactive products industries are owned or controlled by people with criminal backgrounds or by people with little regard for compliance with applicable laws, rules and regulations

The cannabis and psychoactive products industries includes people with criminal backgrounds or who operated their cannabis and psychoactive products businesses illegally for many years. In addition, the cannabis and psychoactive products industries include people who seem to have little regard for compliance with all applicable laws, rules and regulations. This has sometimes resulted in a competitive environment in which publicly traded companies are at a relative disadvantage to certain privately held companies. This “unlevel playing field” may have a material adverse effect on Lifted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted cannot accurately predict future sales of particular products, so inventory write-offs occur

The hemp-derived, psychoactive and consumable goods industries are ever-evolving. Lifted cannot accurately predict future sales of particular products that Lifted sells. Some products sell faster than expected, and some products sell slower than expected. And some products sell fast, but then sales unexpectedly drop off quickly. When Lifted overstocks raw goods or finished goods, and the demand for finished goods is not as expected, then Lifted is required to take significant inventory markdowns or write-offs, which reduces profitability. Such inventory markdowns or write-offs are not uncommon. Also, if too many customers access Lifted’s websites within a short period of time due to increased demand, Lifted may experience system interruptions that make its website unavailable or prevent Lifted from efficiently fulfilling orders, which may reduce the volume of goods it sells and the attractiveness of its products and services. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to identify, audit, negotiate, finance or close future acquisitions

A significant component of our growth strategy focuses on acquiring majority equity ownership interests in companies outside of the hemp-derived and psychoactive products industries (“Outside Companies”). One of the challenges we have faced while having merger discussions with Outside Companies is that management of the Outside Companies is apprehensive of merging their companies with Lifted, given the tremendous regulatory challenges that Lifted faces. We generally have pursued a conservative mentality regarding the potential issuance of additional common stock of the Company, and regarding the pricing, term and other conditions of potential borrowings by the Company, so we may not be able to identify, audit, or acquire such equity ownership interests on acceptable terms, if at all. No guarantee or assurance whatsoever can be given that discussions/negotiations with any potential acquisition candidates will result in any letter of intent or definitive acquisition agreement. If we do enter any letter of intent or definitive acquisition agreement, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness or by selling shares of our common stock or convertible preferred stock. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire such equity ownership interests in the future. Target companies may not decide to proceed forward with mergers that are the subject of letters of intent. Failure to acquire such equity ownership interests on acceptable terms, if at all, may have a material adverse effect on our ability to increase assets, revenues and net income, and on the trading price of our common stock. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Cannabis Companies and companies involved in selling products containing psychoactive substances or nicotine are subject to regulatory risks, both nationally and internationally

Lifted and other Cannabis Companies are subject to risks associated with the federal government’s and state and local governments’ evolving regulation of hemp, hemp-derived products, kratom-derived products, marijuana, psychoactive substances, tobacco, nicotine, and other consumable products. We can provide no assurance that one or more federal agencies, such as the FDA or the DEA, or state and local governments, will not attempt to impose rules, regulations, moratoriums, prohibitions, restrictions, limitations, taxes, or other impediments upon Cannabis Companies, and companies involved in selling hemp-derived products, kratom-derived products, marijuana, psychoactive substances, tobacco, nicotine, and other consumable products. For example, the US federal government has enacted a law that makes it more difficult to sell online and ship vape products. In addition, the FDA and certain states have enacted laws and regulations that prohibit or otherwise negatively impact the sale of certain hemp-derived, kratom-derived, psychoactive and nicotine products. Moreover, if Lifted or Cannabis Companies or companies involved in selling hemp-derived products, kratom-derived products, marijuana, psychoactive substances, tobacco, or nicotine expand internationally (of which there is no guarantee that they ever would), we can provide no guarantee or assurance that these companies will be able to comply with all applicable governmental laws and regulations related to the sales of the products. Any failure to comply with all of such rules, regulations, moratoriums, prohibitions, restrictions, limitations, taxes, or other impediments upon Cannabis Companies, and companies involved in selling the aforementioned products, could potentially result in lawsuits, substantial fines and penalties, and/or other negative governmental actions. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted’s sales are dependent upon the sale of hemp-derived, kratom-derived and psychoactive products, which may be restricted or prohibited by the FDA, the DEA or other governmental agencies, laws or regulations

Lifted’s sales are significantly dependent upon the sale of hemp-derived, kratom-derived and psychoactive products. The FDA, the DEA and other federal, state and local governments and agencies may impose laws, rules, regulations and executive orders that effectively prohibit Lifted from selling products containing hemp-derived, kratom-derived or psychoactive products. For example, the DEA has sent a letter saying that delta-9-THCO and delta-8-THCO “do not occur naturally in the cannabis plant and can only be obtained synthetically, and therefore do not fall under the definition of hemp”, and there could be a crackdown by the DEA or other regulatory authorities on products containing delta-9-THCO and/or delta-8-THCO, even though we believe that such products are federally lawful pursuant to the so-called "Farm Bill". Consequently, Lifted’s  future financial prospects are uncertain, and no guarantee or assurance whatsoever can be made that Lifted will be able to continue to pay their financial obligations when they become due and payable in the future. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be forced to record allowances against, or write off, inventories of hemp-derived products, kratom-derived products, marijuana, psychoactive products, and/or nicotine-infused products, and/or the raw goods used in the manufacture of such products, if those products are subject to prohibitions on sales, either nationally or in particular states

Lifted may find it necessary to build and carry significant quantities of inventory, in order to be able to fulfill large orders received from distributors or other customers. If federal, FDA, DEA, and/or state laws and regulations prohibit the sale of certain hemp-derived products, kratom-derived products, marijuana, psychoactive products, and/or nicotine-infused products, then Lifted may find itself holding significant inventories of such products that cannot be sold, or raw goods that cannot be used, and therefore must be written off. Such write offs could be significant.

The Act will most likely negatively impact the pricing of hemp-derived products, the availability and price of raw goods, and production forecasting and sales, which may lead to the recording of inventory allowances against our hemp-derived inventory each quarter end leading up to November 12, 2026. Moreover, any hemp-derived products in inventory on November 12, 2026 (the date by which intoxicating hemp-derived consumable products are banned under the Act) will have to be written off. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

The FDA and the DEA are seriously concerned about many hemp-derived and kratom-derived products and plan to ban certain of them including 7-OH, which could severely reduce Lifted's sales and profits

The FDA and the DEA are seriously concerned about many hemp-derived, kratom-derived and psychoactive products, and plan to ban certain of them including kratom-derived 7-hydroxymitragynine (“7-OH”), which could severely reduce Lifted's sales and profits. The FDA and the DEA appear to believe that certain hemp-derived cannabinoids are drugs, and therefore that the sale of hemp-derived products containing cannabinoids should require FDA and DEA approval. In deference to the FDA and the DEA, various states and municipalities have declared that the sale of certain hemp-derived products are illegal. Separately, on July 29, 2025, during a joint press conference, the U.S. Food and Drug Administration (FDA or the Agency) recommended to the Drug Enforcement Administration (DEA) to classify 7-OH, a concentrated byproduct of the kratom plant, as a Schedule I controlled substance under the Controlled Substances Act (CSA). A classification of 7-OH as a Schedule I controlled substance now appears likely to occur, and could severely reduce Lifted's sales and profits. There can be no guarantee or assurance whatsoever that the FDA’s or the DEA's regulatory concerns about hemp-derived products or other intoxicating products including 7-OH will be resolved favorably for the hemp-derived products industry or other intoxicating products industries. Aggressive law enforcement against the hemp-derived and intoxicating products industries by federal, state or local authorities and agencies may have a material adverse effect upon Lifted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Hemp-derived and kratom-derived products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of hemp-derived products have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that certain hemp-derived products may have significant adverse health impacts upon human beings, especially in regard to potential liver toxicity or liver damage. If the FDA, scientific research and/or clinical studies ultimately demonstrate negative health and/or safety impacts of hemp-derived or kratom-derived products upon consumers, then Lifted’s business may be materially adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Kratom-derived products may be shown to have negative health and/or safety impacts upon consumers

The health and safety impacts of kratom-derived products such as 7-OH have not yet been established via traditional scientific and/or clinical studies. The FDA appears to believe that 7-OH products are potentially harmful and believes that they pose serious health risks. The FDA notes that it has received reports of harmful effects associated with products containing 7-OH. If the FDA, scientific research and/or clinical studies ultimately demonstrate negative health and/or safety impacts of kratom-derived products, such as 7-OH, upon consumers, then Lifted’s business may be materially adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Large competitors have entered the hemp-derived, marijuana, psychoactive and nicotine product industries, and we expect increased competition in the future; Lifted may be unable to compete effectively against larger companies in these industries

More and more major marijuana companies, tobacco companies, chain stores, manufacturers, retailers, alcoholic beverage and other consumer products companies, and distributors, with tremendous financial resources and marketing expertise are competing against Lifted in the hemp-derived, marijuana, psychoactive, and nicotine products industries. We expect increased competition in the future. Lifted may not have the personnel, products, marketing and distribution capabilities, and/or financial resources to compete effectively against such larger companies. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Increases in labor costs could harm Lifted’s business

The U.S. in general, and Bend, Oregon in particular, have experienced very low unemployment, and higher minimum wages, which generally results in rising labor costs and limited access to qualified employment candidates. Such rising labor costs are adversely affecting the expenses of Ablis and Bendistillery, and may adversely affect the expenses of Lifted's business. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Criticism of Lifted’s products and/or criticism or a negative perception of Lifted’s industry, could adversely affect Lifted

Unfavorable reports on the health effects or pricing of Lifted’s products, specific ingredients in Lifted’s products, or product safety concerns, whether generated by scientists, researchers, journalists, consumers, government regulators, industry groups, or on social media may have an adverse effect on Lifted’s business, financial condition and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Changes in consumer preferences may reduce demand for some of Lifted’s products

Lifted’s industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect Lifted. There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake associated with sugar-sweetened beverages and the perceived undesirability of artificial ingredients. Lifted’s future success will depend, in part, upon its continued ability to develop and introduce different and innovative products that appeal to consumers. In order to retain and expand its market share, Lifted must continue to develop and introduce different and innovative products, although there can be no assurance of Lifted’s ability to do so. There is no assurance that consumers will continue to purchase Lifted’s products in the future. If certain finished goods are slow moving, they will be written off. Product lifecycles are uncertain and may never sell. The products Lifted currently market are in varying stages of their product lifecycles, and there can be no assurance that such products will become or remain profitable for Lifted. Lifted may be unable to achieve volume growth through product and packaging initiatives. Lifted may also be unable to penetrate new markets.

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

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel/energy and/or costs of co-packing may harm Lifted’s business

The costs and availability of the raw materials used by Lifted are subject to fluctuations. For certain terpenes, distillate, flavors, raw goods, formulas and other products purchased from third-party suppliers, these suppliers own the proprietary rights to certain of their products. Lifted does not have possession of the list of the ingredients or formulas used in the production of certain of their products and certain of their blended concentrates, and Lifted may be unable to obtain comparable products from alternative suppliers on short notice. Industry-wide shortages of certain products have been, and may from time to time in the future be, encountered, which may interfere with and/or delay production of certain of Lifted’s products.

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

Lifted’s working capital may be inadequate or strained, and the issue may be exacerbated by account receivable collection issues

There has been significant financial stress on Lifted's industry. This stress, in certain cases, has caused distributors to refuse to make up-front payments, or to refuse to make timely payments on purchases, from vendors such as Lifted. Some distributors are apparently so cash-strapped that they are demanding that products be supplied to them on consignment, or to be subject to shelf-stocking fees. This difficult financial environment has strained Lifted’s working capital balance, and has made it increasingly difficult for Lifted to aggressively purchase the larger quantities of raw materials and inventory that are needed to fuel Lifted’s growth. Lifted’s inadequate or strained working capital is exacerbated by account receivable collection issues. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Potential changes in accounting standards or practices and/or taxation or new accounting standards, or changes in the assumptions used in accounting matters, may adversely affect Lifted’s financial results

From time to time, the FASB, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change US GAAP. Future changes in accounting standards or practices may have an impact on Lifted’s financial results. New accounting standards may be issued that change the way Lifted records revenues, expenses, assets and liabilities. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. These changes in accounting standards may adversely affect Lifted reported earnings or results of operations, financial condition and other financial measurers. Increases in direct and indirect income tax rates may affect after-tax income. Equally, increases in indirect taxes (including, but not limited to, environmental taxes pertaining to the disposal of beverage containers and/or indirect taxes on beverages) may affect Lifted’s products’ affordability and reduce Lifted’s sales. Accounting principles related to stock based compensation, inventory, revenue recognition, sales allowances, and income tax provisions, among others, are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes to the accounting rules related to these areas or the interpretation of the rules, or changes in underlying assumptions, estimates or judgments by our management may adversely affect reported financial results and Lifted’s financial position. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Competition from large, well-financed consumer products, marijuana, tobacco, kratom-derived or nicotine product manufacturers or distributors may adversely affect Lifted’s distribution relationships and may hinder development of Lifted’s existing markets, as well as prevent Lifted from expanding its markets

The tobacco, nicotine, hemp, marijuana, kratom-derived and consumer goods industries are highly competitive. Lifted competes with other hemp brands, marijuana, tobacco, nicotine, and other consumer goods companies for consumer acceptance, shelf space in retail outlets, and for the marketing support of distributors and wholesalers, many of whom also distribute or carry their own brands which compete with Lifted’s brands. Some of Lifted’s competitors have substantially greater financial resources than Lifted. Some of Lifted’s competitors place tremendous pressure on independent distributors to not carry competing brands such as Lifted’s.

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

Lifted’s success depends, in part, on the attraction and retention of talented employees, which is not guaranteed

Lifted’s success does and will continue to require the acquisition and retention of highly talented and experienced individuals. Due to the growth in hemp-derived and psychoactive products industries, such individuals and the talent and experience they possess is in high demand. There is no guarantee that Lifted will be able to attract and maintain access to such individuals. The attraction and retention of such individuals may require the Company to offer stock, warrants and/or bonuses as incentives. If Lifted fails to attract, train, motivate and retain talented personnel, Lifted’s business, financial conditions, and operating results may be materially and adversely impacted. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted depends on a limited number of suppliers of raw and packaging materials

Lifted relies upon a limited number of suppliers for raw and packaging materials used to make and package its products. Lifted’s success will depend in part upon its ability to successfully secure such materials from suppliers that are delivered with consistency and at a quality that meets its requirements. The price and availability of these materials are subject to market conditions. Increases in the price of Lifted’s products due to the increase in the cost of raw materials may have a negative effect on Lifted’s business.

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

Third party manufacturers may make decisions adverse to Lifted’s best interests

A portion of Lifted’s sales revenue is dependent on third party manufacturers that Lifted does not control. The majority of these manufacturers’ business comes from producing and/or selling either their own products or competitors’ products. As independent companies, these manufacturers make their own business decisions. They may have the right to determine whether, and to what extent, they manufacture Lifted’s products, Lifted’s competitors’ products and their own products. They may devote more resources to other products or take other actions detrimental to Lifted’s brands. In many cases, they are able to terminate their manufacturing arrangements with Lifted without cause. Lifted may need to increase support for its brands in their territories and may not be able to pass on price increases to them. Lifted’s financial condition may also be adversely affected by conditions beyond Lifted’s control, and Lifted’s business may suffer as a result. Deteriorating economic conditions may negatively impact the financial viability of third party manufacturers. Any of these factors may negatively affect Lifted’s business and financial performance. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Failure of third-party distributors upon which Lifted relies may adversely affect its business

Lifted may rely heavily on third party distributors for the sale of a portion of Lifted’s products to retailers. The loss of a significant distributor may have a material adverse effect on Lifted’s business, financial condition and results of operations. Lifted’s distributors may also provide distribution services to competing brands, as well as larger, national or international brands, and may be to varying degrees influenced by their continued business relationships with other larger companies. Lifted’s independent distributors may be influenced by a large competitor if they rely on that competitor for a significant portion of their sales. There can be no assurance that Lifted’s distributors will continue to effectively market and distribute Lifted’s products. The loss of any distributor or the inability to replace a poorly performing distributor in a timely fashion may have a material adverse effect on Lifted’s business, financial condition and results of operations. Furthermore, no assurance can be given that Lifted will successfully attract new distributors as it increases its presence in its existing markets or expand into new markets. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Disruptions to production at Lifted’s manufacturing and distribution facilities may occur

Disruptions in production at Lifted’s manufacturing facilities may have material adverse effects on Lifted’s business. In addition, disruptions may occur at any of Lifted’s other facilities or those of Lifted’s suppliers or distributors. The disruptions may occur for many reasons, including pandemics, fire, natural disaster, inclement weather, bomb cyclones, water scarcity, manufacturing problems, disease, strikes, transportation or supply interruption, government regulation, cybersecurity attacks or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which may negatively affect Lifted’s business and financial performance. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may be subject to seasonality related to sales of its products

Lifted’s business may be subject to substantial seasonal fluctuations. Lifted’s operating results for any particular quarter may not necessarily be indicative of any other results. If for any reason Lifted’s sales were to be substantially below seasonal norms, then Lifted’s annual revenues and earnings may be materially and adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Violations of these laws or regulations in regard to the manufacture, safety, labeling, consumer age verification, transportation and advertising of Lifted's products may damage its reputation and/or result in regulatory actions with substantial penalties, or lawsuits filed against Lifted. In addition, any significant change in such laws or regulations or their interpretation, or the introduction of higher standards or more stringent laws or regulations, may result in increased compliance costs or capital expenditures. In particular, regulatory focus on the health, safety and marketing of vapes, smokable products, edible/ingestible products, and beverage products is increasing. Certain federal or state regulations or laws affecting the labeling of Lifted’s products, such as California’s “Prop 65,” which requires warnings on any product with substances that the state lists as potentially causing cancer or birth defects, are or may become applicable to Lifted’s products. If a regulatory authority finds that a current or future product, its label, or a production run or facility is not in compliance with the applicable regulations, we may be fined, or the products in question may have to be recalled, removed from the market, reformulated and/or have their packaging changed, which could adversely affect our business, financial condition and results of operations. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Lifted may also incur significant liabilities, if lawsuits or claims result in decisions against Lifted, or litigation costs, regardless of the result. Further, any litigation may cause Lifted’s key employees to expend resources and time normally devoted to the operations of Lifted's business. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

It is difficult and costly for Lifted to protect its proprietary rights

Lifted’s commercial success will depend in part on obtaining and maintaining trademark protection, patent protection, and trade secret protection of its products and brands, as well as successfully defending that intellectual property against third-party challenges, which Lifted might not be able to do. Lifted will only be able to protect its intellectual property related to its trademarks, patents and brands (if any) to the extent that it has rights under valid and enforceable trademarks, patents or trade secrets that cover its products and brands, which it might not have. Changes in either the trademark and patent laws or in interpretations of trademark and patent laws in the U.S. and other countries may diminish the value of Lifted’s intellectual property (if any). Accordingly, Lifted cannot predict the breadth of claims that may be allowed or enforced in its issued trademarks or its issued patents (if any). The degree of future protection for Lifted’s proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect Lifted’s rights or permit Lifted to gain or keep its competitive advantage. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Lifted may face intellectual property infringement claims that may be time-consuming and costly to defend, and could result in loss of significant rights and the assessment of treble damages

From time to time Lifted may face intellectual property infringement, misappropriation, or invalidity/non-infringement claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome may affect Lifted negatively. For example, were a third party to succeed on an infringement claim against Lifted, Lifted may be required to pay substantial damages (including up to treble damages if such infringement were found to be willful). In addition, Lifted may face an injunction, barring it from conducting the allegedly infringing activity. The outcome of the litigation may require Lifted to enter into a license agreement which may not be acceptable, commercially reasonable, or practical terms or Lifted may be precluded from obtaining a license at all. It is also possible that an adverse finding of infringement against Lifted may require it to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible.

Finally, Lifted may initiate claims to assert or defend its own intellectual property against third parties. Any intellectual property litigation, irrespective of whether Lifted is the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and may divert Lifted’s management’s attention from its business and negatively affect Lifted’s operating results or financial condition. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

We will not control businesses in which we own a minority equity ownership interest

We will not control any business in which we own a minority equity ownership interest, such as Ablis and Bendistillery. We can provide no assurance that the owner of the majority equity ownership interest of such business will be able to manage such business successfully. A failure by the controlling owner of a company in which we own a minority equity ownership interest may materially adversely affect our Company. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Under US GAAP, we will not be able to consolidate our financial statements with the financial statements of companies in which we own minority equity ownership interests

US GAAP does not permit the consolidation of our financial statements with the financial statements of companies in which we own minority equity ownership interests and have no substantial influence over the management of the businesses. US GAAP also requires us to record these types of investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. As such, we will not be allowed to consolidate into our financial statements any portion of the revenues, earnings or assets of companies in which we own minority equity ownership interests such as Ablis, and Bendistillery.

As a result of these effects of US GAAP, potential buyers or sellers of our stock may be confused because they may not be able to immediately understand the financial results and the values of the minority ownership interests that we have in certain businesses such as Ablis and Bendistillery, or future businesses. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to exit from minority equity ownership interests

We may not be able to exit from minority equity ownership interests in companies such as Ablis and Bendistillery on acceptable terms, if at all. Because our equity ownership interests in these companies will not allow us to clearly control the management, operations, and direction of the businesses, a potential sale or other exit from such investment may be extremely difficult or impossible to achieve on acceptable terms, if at all. The other owners of equity ownership interests in such businesses may refuse to cooperate with such a sale or exit, or may engage in business practices including but not limited to inflated salaries, stock dilution, obstructionist or delaying tactics, or other behavior that would result in our equity ownership interests having an extremely limited or non-existent market. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

We may not be able to properly brand our Company

In September 2021, we changed the name of our company to “LFTD Partners Inc.” from “Acquired Sales Corp.”, and we changed our ticker symbol to “LSFP” from “AQSP”. On March 15, 2022 we changed our ticker symbol to “LIFD”. Because we may acquire equity ownership interests in many different Cannabis Companies, with a range of products, packaging, names and cultures, we may not be able to properly brand our Company or properly represent all of the companies in which we are invested. Potential acquisition candidates, consumers, and potential investors may have difficulty assimilating all of our diverse business interests, and consequently may not give our common stock a proper valuation. Even if we change the name of our Company to a name that more properly reflects our focus on acquiring equity ownership interests in Cannabis Companies, such a name change may not be embraced by consumers or potential investors. Moreover, no assurances or guarantees may be provided that the Financial Industry Regulatory Authority (“FINRA”) will grant requests for ticker symbol changes, or that such ticker symbol changes will be embraced by consumers or potential investors. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Any future acquisitions we may make that expand our business into new sectors also pose unique risks

Risks associated with entering into a new sector through an acquisition include, but are not limited to: (1) having no or limited experience in such sector; (2) exposure to certain governmental regulations and compliance requirements; (3) difficulties developing, manufacturing, and marketing the products of a newly acquired company; and (4) our lesser familiarity with consumer preferences in the new sector. Entry into new sectors may bring us into competition with new competitors that have potentially a larger, more established market presence. We cannot ensure that our entry into any new sectors will be profitable, and future profitability may be delayed or otherwise materially adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

Law enforcement officials may claim that Lifted's products are contaminated

There is a risk that law enforcement officials may claim that Lifted's products are contaminated with illegal drugs or other harmful substances. This risk may be heightened by some law enforcement officials' belief that hemp-derived, kratom-derived, and other intoxicating products need to be prohibited or heavily regulated, or by some law enforcement officials' use of mobile testing devices that may produce inaccurate and/or misleading test results that allow law enforcement officials to knowingly or unknowingly claim that legitimate products constitute threats to the public's health. For example, in February 2023, the district attorney in Montgomery County, Pennsylvania, held a press conference claiming that heroin and fentanyl had been found in certain hemp-derived cannabinoid-infused products being sold at a local retailer under three product brands, including the "Urb Extrax" brand of hemp-derived delta-8-THC gummies manufactured and sold by a third party unrelated to Lifted. These claims apparently were based upon mobile testing results obtained by Montgomery County law enforcement. However, when these products were later tested by a recognized lab hired by Montgomery County law enforcement, apparently no heroin or fentanyl was detected. Despite the absence of any detectable levels of heroin or fentanyl in these products, the district attorney's allegations made at the press conference were widely reported by various media outlets, and caused great concern among consumers, and possibly caused damage to the companies and product brands involved and/or to the entire hemp-derived products industry. If in the future law enforcement officials were to claim that Lifted's products contain illegal drugs or other harmful contaminants, our Company may be materially adversely affected. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

RISK FACTORS ASSOCIATED WITH THE U.S. MARIJUANA INDUSTRY

At this point in time, our Company does not directly participate in the U.S. marijuana industry and does not "touch the marijuana plant" in the U.S. However, our Company may participate in the U.S. marijuana industry, and is actively considering mergers and acquisitions in the U.S. marijuana industry. Any such merger and acquisition of a Cannabis Company that "touches the marijuana plant" in the U.S. would subject our Company to a large number of significant risks. In anticipation of the potential consummation of such a merger and acquisition, set forth below are descriptions of some of the most significant risks associated with direct participation in the U.S. marijuana industry.

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

RISK FACTORS RELATING TO THE BEVERAGE ALCOHOL BUSINESS

Changes in consumer preferences or public attitudes about alcohol may decrease demand for our beverage alcohol products

According to various news media reports, drinking alcohol is becoming less popular in the U.S., partly due to health concerns, and partly due to the rising popularity of marijuana, hemp-derived products, psychedelics or other psychoactive products, and so-called "mocktails". There is increasing awareness of and concern for health, wellness and nutrition considerations, including concerns regarding caloric intake and the perceived undesirability of artificial ingredients. There are also increasing studies on and concern for the potential adverse consequences from excess consumption of alcohol beverages. Some consumer advocacy groups and others have called for the curtailment of alcohol dissemination and consumption. If general consumer trends lead to a decrease in the demand for Bendistillery’s products or liquor in general, our sales and results of operations in the beverage alcohol segment, or our investment in Bendistillery, may be adversely affected. There is no assurance that the liquor segment will be able to maintain its current sales levels or experience growth in future periods. Further, the alcoholic beverage industry is subject to public concern and political attention over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol. In reaction to these concerns, steps may be taken to restrict advertising, to impose additional cautionary labeling or packaging requirements, or to increase excise or other taxes on beverage alcohol products. Any such developments may have an adverse impact on the financial condition, operating results and cash flows of Bendistillery, which may subsequently lead to an impairment of our investment in Bendistillery. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Alcohol related laws, regulatory measures, or governmental policies could cause Bendistillery to incur material additional costs or liabilities

We own 4.99% of hemp-infused beverage maker Ablis, and of craft distiller Bendistillery. Bendistillery produces and sells alcohol. Federal, state, local, and foreign authorities regulate how companies produce, store, transport, distribute, and sell products containing alcohol and distilled spirits. Some countries and local jurisdictions prohibit or restrict the marketing or sale of distilled spirits in whole or in part. In the United States, at the federal level, the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury regulates the spirits and wine industry with respect to the production, blending, bottling, labeling, sales, advertising, and transportation of beverage alcohol. Similar regulatory regimes exist at the state level and in non-U.S. jurisdictions where Bendistillery sells its products. In addition, beverage alcohol products are subject to customs duties or excise taxation in many countries, including taxation at the federal, state, and local level in the United States. Laws of each nation define distilling and maturation requirements; for example, under U.S. federal and state regulations, bourbon and Tennessee whiskeys must be aged in new charred oak barrels. All authorizations, approvals or permits, if any, of any governmental authority or regulatory body of the United States or of any state are required in connection with the lawful selling of liquor. As 4.99% owner of Bendistillery, we are impacted by the regulatory risks relating to the production and sale of alcohol which is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others.

Changes in laws, regulatory measures, or governmental policies, or the manner in which current ones are interpreted, could cause Bendistillery and target companies to incur material additional costs or liabilities, and jeopardize the growth of its business in any affected market. For instance, federal, state, or local governments may prohibit, impose, or increase limitations on advertising and promotional activities, or times or locations where beverage alcohol may be sold or consumed, or adopt other measures that could limit Bendistillery’s, and target companies’ opportunities to reach consumers or sell products. It is conceivable that television, newspaper, magazine, and/or internet advertising for beverage alcohol products could be limited or banned completely. Increases in regulation of this nature could substantially reduce consumer awareness of the products of Bendistillery and target companies in the affected markets and make the introduction of new products more challenging. If governmental bodies require increased additional product labeling, warning requirements, or otherwise limit the marketing or sale of Bendistillery’s products due to their contents or allegations concerning their potential to cause adverse health effects, or Bendistillery’s marketing of such products, Bendistillery’s sales of alcohol beverages may be adversely affected. The impact of increased taxation on alcohol and distilled spirits may also have additional negative financial impacts on Bendistillery and target companies. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Developments affecting production at Bendistillery’s distillery may negatively impact Bendistillery’s financial results

Adverse changes or developments affecting Bendistillery’s distillery in Bend, Oregon, including, but not limited to, management turnover, fire, power failure, natural disaster, public health crisis, or a material failure of security infrastructure, may reduce or require Bendistillery to entirely suspend operations. Additionally, due to many factors, including seasonality and production schedules of Bendistillery’s various products and packaging, actual production capacity may fluctuate throughout the year and may not reach full working capacity. If Bendistillery experiences contraction in their sales and distilling volumes, the excess capacity and unabsorbed overhead may have an adverse effect on gross margins, operating cash flows and overall financial performance of Bendistillery. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Bendistillery faces substantial competition in the liquor industry and the broader market for alcoholic beverage products which may impact its business and financial results

The market for alcoholic beverage products within the United States is highly competitive due to the increasing number of domestic and international beverage companies with similar pricing and target drinkers, the introduction and expansion of hard seltzers, ready-to-drink canned cocktails, low alcohol-by-volume drinks and no-alcohol alternatives, gains in market share achieved by domestic specialty beers and imported beers, and the acquisition of craft distillers and brewers by larger distillers and brewers. Drinking habits are shifting, and the decline in alcohol consumption means that there are fewer target customers for distillers. We anticipate competition among domestic craft distillers and brewers will also remain strong as existing distillers and breweries build more capacity, expand geographically and add more products, flavors and styles. The continued growth in the sales of hard seltzers, ready-to-drink canned cocktails, low alcohol-by-volume drinks and no-alcohol alternatives, craft-brewed domestic beers and imported beers is expected to increase competition in the market for alcoholic beverages within the United States and, as a result, prices and market share of Bendistillery’s products may fluctuate and possibly decline.

The liquor and beer industry has seen continued consolidation among distillers and brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Due to the increased leverage that these combined operations have in distribution and sales and marketing expenses, the costs to Bendistillery of competing may increase. The potential also exists for these large competitors to increase their influence with their distributors, making it difficult for smaller distillers and brewers to maintain their market presence or enter new markets. The increase in the number and availability of competing products and brands, the costs to compete and potential decrease in distribution support and opportunities may adversely affect Bendistillery’s  business and financial results. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

Alcoholic beverage sales are subject to slowdowns and are seasonal

Bendistillery and target companies are involved in the sale of a variety of distilled alcoholic beverages including vodka, whiskey and gin, and their sales of such beverages are subject to occasional slowdowns and are seasonal. Also, many consumers are reducing or eliminating their alcohol consumption entirely. These factors could adversely affect the value of our ownership interest in those companies, which may materially adversely affect our Company and the trading price of our common stock.

Alcoholic beverage distributors are powerful and control much of the marketplace

Bendistillery and target companies distribute their distilled alcoholic beverages through a limited number of powerful distributors that control much of the marketplace for alcoholic beverages. Shelf space is limited, and distributors prioritize proven volume. On-premise sales have not fully rebounded in some markets post-pandemic. E-commerce and direct-to-consumer opportunities remain restricted or fragmented. In order for Bendistillery to grow, it will be required to maintain such relationships with their distributors and to enter into agreements with additional distributors. No assurance can be given that Bendistillery will be able to maintain its current distribution network or secure additional distributors on terms favorable to Bendistillery. If Bendistillery’s existing distribution agreements are terminated, it may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution. The loss of such distributors, or disruptions to the operations of such distributors, may adversely affect the value of our ownership interest in Bendistillery. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

The Oregon Liquor Control Commission has jurisdiction over our directors, officers and significant shareholders

Due to our minority ownership interest in Bendistillery, the Oregon Liquor Control Commission (“OLCC”) has jurisdiction over our directors, officers and significant shareholders. If the OLCC were to refuse to approve any of our directors, officers or significant shareholders, it may disrupt our management and corporate governance. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

During the year ended December 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

See “ITEM 1A. RISK FACTORS” for more information regarding the Company’s cybersecurity-related risks.

ITEM 2. PROPERTIES

The Company does not lease a corporate headquarters. LFTD Partners’ Chief Executive Officer and its President and Chief Financial Officer reside in Florida, and its Chief Operating Officer resides part time in Wisconsin and part time in Florida. The Company’s executive functions are currently conducted from home office spaces provided by the Chief Executive Officer and the President and Chief Financial Officer. The future location of any corporate office, if established, will depend on a number of factors, including the residence of senior management.

The Company conducts its operating activities through its wholly owned subsidiary, Lifted, at owned and leased facilities located in Kenosha, Wisconsin.

The Company owns one real property in Kenosha, Wisconsin (the “5511 Building”) and leases additional facilities used in its operations (the “Additional Facilities”). The 5511 Building is an 11,238 square foot building located at 5511 95th Avenue, Kenosha, Wisconsin, which was purchased on December 14, 2023 for $1,375,000. The 5511 Building is used for office space, manufacturing and storage. As of December 31, 2025, the 5511 Building is subject to a first priority mortgage in the principal amount of $852,755. The 5511 Building is currently for sale, and if it is sold then the Company will use the net sale proceeds to pay off the mortgage, and plans to consolidate its operations in the Additional Facilities.

The Additional Facilities are located at 8910 58th Place, Suites 100, 600 and 700, Kenosha, Wisconsin and 5732 95th Avenue, Suites 100-300, Kenosha, Wisconsin. Effective February 1, 2026, the Company expanded the 5732 95th Avenue lease to include Suite 400. The Additional Facilities comprise an aggregate of approximately 41,000 square feet of leased space. The leased space located at 8910 58th Place, Suites 100, 600 and 700, Kenosha, Wisconsin is used by the Company for shipping, receiving, packaging and office space. The leased space located at 5732 95th Avenue, Suites 100-400, Kenosha, Wisconsin is used for gummy manufacturing and storage.

Refer to NOTE 10 – LEASES to the Consolidated Financial Statements for additional information regarding the Company’s leased and owned real property. From time to time, the Company also maintains inventory at third-party facilities located throughout the United States.

Management believes that the Company’s facilities are adequate for its current operational requirements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

For more information, please refer to NOTE 12 – LEGAL PROCEEDINGS under the Notes to the Consolidated Financial Statements.

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

Closing Sales Prices (1)

	High	Low
Year Ended December 31, 2025
4th Quarter	$0.30	$0.18
3rd Quarter	$0.39	$0.17
2nd Quarter	$0.40	$0.26
1st Quarter	$0.75	$0.26

Year Ended December 31, 2024
4th Quarter	$0.79	$0.32
3rd Quarter	$1.10	$0.30
2nd Quarter	$1.95	$0.56
1st Quarter	$2.90	$1.80

(1)	The above table sets forth the range of high and low closing sales prices per share of our common stock as reported by Yahoo! Finance for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of January 29, 2026, a total of 14,822,678 shares of LFTD Partners’ common stock were outstanding and there were approximately 719 holders of record of LFTD Partners’ common stock.

Issuance of Deferred Contingent Stock

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the  Deferred Contingent Stock has begun to be issued to the Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned  Deferred Contingent Stock. As of December 31, 2025, 503,000 shares of Deferred Contingent Stock have been issued to Deferred Contingent Stock Recipients, and there were 142,000 shares of Deferred Contingent Stock that are issuable at the direction of the Deferred Contingent Stock Recipients.

Recent Sales of Unregistered Securities

We have not sold any unregistered securities except those already reported in prior quarterly reports.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Annual Report on Form 10-K, references to the “Company,” “LFTD Partners,” “LIFD,” “Lifted,” “Highlandia”, “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

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

Overview

Reference is hereby made to the description of the business of LFTD Partners Inc. in the following section, which is hereby incorporated by reference thereto:

ITEM 1. BUSINESS

Description of the Business of LFTD Partners Inc.

Lifted

Highlandia Inc.

Ablis and Bendistillery

Properties

Manufacturing, Sales and Marketing Agreements

Lifted Purchase of Assets of Oculus CRS, LLC, and Merger With Oculus CHS Management Corp.

Extrax NM Agreement

Manufacturing, Sales and Marketing Agreement With SubCo

Capital Raise

Liquidity and Capital Resources

On February 24, 2020, the Company acquired 100% of the ownership interests of Lifted. All of the Company’s sales are generated by the Company’s wholly owned subsidiary Lifted; LFTD Partners by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery and Ablis. LFTD Partners’ other wholly owned subsidiary, Highlandia Inc., does not generate any sales.

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

The Company has a history of losses as evidenced by the accumulated deficit at December 31, 2025 of $28,839,889. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended
	December 31,
	2025	2024	2023
Net Cash Provided By/(Used In) Operating Activities	$1,321,503	$(960,067)	$638,925
Net Cash Used in Investing Activities	(121,639)	(479,574)	(2,516,955)
Net Cash Provided by/(Used In) Financing Activities	(2,579,688)	(770,951)	3,704,945

Cash Flows From Operating Activities

Net cash provided by operating activities was $1,321,503 during the year ended December 31, 2025; this resulted from a net loss of $24,858,678 decreased by changes in net, non-cash expenses of $27,875,349 and increased by changes in net operating assets and liabilities of $1,695,168. Non-cash expenses are primarily related to Impairment of Goodwill of $23,092,794, Impairment of Investment in Bendistillery of $1,397,200, Provision for Credit Losses – Extrax NM Loans of $421,835, and Impairment of Investment in Ablis of $399,200. Changes in net operating assets and liabilities primarily related to net purchases of inventory totaling $3,016,708.

In comparison, net cash used in operating activities was $960,067 for the year ended December 31, 2024; this resulted from a net loss of $1,857,429 decreased by net, non-cash expenses of $3,861,942 and increased by changes in net operating assets and liabilities of $2,964,580. Non-cash expenses are primarily related to spoiled and written off inventory of $1,550,599, bad debt expense of $1,469,078, and the loss on the Jeeter collaboration of $1,349,467.  Changes in net operating assets and liabilities primarily related to net purchases of inventory totaling $2,552,003.

Net cash provided by operating activities was $638,925 for the year ended December 31, 2023; this resulted from net income of $2,159,007 increased by net, non-cash expenses of $4,328,412 and reduced by changes in net operating assets and liabilities of $5,848,494. Non-cash expenses are primarily related to Deferred Contingent Stock Compensation expense of $2,138,175 and spoiled and written off inventory of $2,056,603. Changes in net operating assets and liabilities primarily related to net purchases of inventory totaling $5,936,752.

Cash Flows From Investing Activities

Net cash used in investing activities was $121,639 during the year ended December 31, 2025, and was due to the purchase of fixed assets.

Net cash used in investing activities was $479,574 during the year ended December 31, 2024. In 2024, Lifted spent $313,763 on purchases of fixed assets and paid $200,000 for the cash portion of the second installment of merger consideration pursuant to the Oculus Merger Agreement.

Net cash used in investing activities was $2,516,955 during the year ended December 31, 2023, of which $1,385,225 was reported used for the purchase of Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin, and of which $789,662 related to net purchases of fixed assets. In 2023, Lifted spent the net amount of $342,068 to purchase the net assets of Oculus CRS, LLC.

Cash Flows From Financing Activities

During the year ended December 31, 2025, net cash used in financing activities was $2,579,688, primarily consisting of payments on the Surety Bank loans of $2,570,033 and payments on the Related Party Note (defined below) of $346,154, offset by proceeds of $350,000 from the Related Party Note. On November 20, 2025, the Company paid off the principal balance of $1,408,894 and accrued interest on the Working Capital Loan, which totaled $1,411,125, with no prepayment penalty (“WCL Payoff”). Following the WCL Payoff, Surety Bank also agreed to immediately waive the covenants of the Business Loan Agreement regarding maintaining a minimum 1.50x debt service coverage ratio, and a $1,000,000 minimum deposit account balance (“Loan Term Changes”). During the year ended December 31, 2025, net cash decreased by $1,379,824, and we had $1,767,123 of unrestricted cash at December 31, 2025.

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

Comparison of the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024

The following table summarizes our Company’s current assets, current liabilities and working capital as of December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Current Assets	$15,691,047	$17,232,023
Current Liabilities	5,162,410	6,388,029
Working Capital	10,528,637	10,843,994

As of December 31, 2025, we had unrestricted cash of $1,767,123; in comparison, as of December 31, 2024, we had unrestricted cash of $2,146,947.

As of December 31, 2025, we reported prepaid expenses of $348,667, primarily consisting of prepaid inventory of $272,968. In comparison, as of December 31, 2024, we reported prepaid expenses of $1,598,654, primarily consisting of prepaid inventory of $1,470,957.

Accounts receivable of $2,531,524, net of $1,269,590 allowance for doubtful accounts, were outstanding as of December 31, 2025. In comparison, accounts receivable of $2,662,841, net of $853,329 allowance for doubtful accounts, were outstanding as of December 31, 2024.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES Accounts Receivable NOTE 3 - RISKS AND UNCERTAINTIES Going Concern

Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Raw Goods	$5,906,501	$5,867,526
Finished Goods	5,051,322	3,448,765
Total Inventory	$10,957,823	$9,316,291

Overhead expenses related to leases, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods. At December 31, 2025, $373,269 of overhead expenses were allocated to finished goods. In comparison, at December 31, 2024, $383,646 of overhead expenses were allocated to finished goods. Finished goods inventory increased by $1,641,532 year-over-year primarily due to a $1,461,476 increase in inventory of non-hemp products.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES Inventory NOTE 3 - RISKS AND UNCERTAINTIES Going Concern

 As of December 31, 2024, our other assets primarily included goodwill of $23,092,794, which was comprised of $22,292,767 of goodwill from the acquisition of Lifted on February 24, 2020 ("Lifted Goodwill"), and $800,027 of goodwill from Lifted’s purchase of nearly all of the assets of Oculus CRS, LLC, and Lifted’s merger with Oculus CHS Management Corp. in April 2023 ("Oculus Goodwill").

On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also bans intoxicating hemp-derived consumable products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. However, the Act in all likelihood will have a devastating impact on the Company and the price of its common stock. The material adverse effects of the Act cannot be overstated.

The Act necessitated the calculation and recording of an impairment charge on the Lifted Goodwill and Oculus Goodwill. As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0.

Also, as of December 31, 2024, our other assets included our investments in hemp-derived beverage and products maker Ablis, and distillers Bendistillery and Bend Spirits, which total $1,896,200. In the second quarter of 2025, Bend Spirits was merged into Bendistillery for operational efficiency.

The Act necessitated the calculation and recording of an impairment of LFTD Partners’ investment in Ablis. On April 30, 2019, LFTD Partners purchased 4.99% of the common stock of Ablis for $399,200. On December 31, 2025, LFTD Partners recorded an impairment charge on its investments in Ablis, reducing the carrying value of LFTD Partners’ investment in Ablis to $0.

Regarding LFTD Partners' investment in Bendistillery: distillers such as Bendistillery are navigating a tougher, more complex environment than they did even a few years ago. Liquor companies today are balancing category decline, stricter rules, and higher costs while trying to stay culturally relevant. Consequently, as of December 31, 2025, LFTD Partners also recorded an impairment charge on its investments in Bendistillery (Bend Spirits had previously merged into Bendistillery in the second quarter of 2025), reducing the carrying value of LFTD Partners’ investment in Bendistillery to $99,800.

Net fixed assets as of December 31, 2025 and December 31, 2024 were $2,273,377 and $2,704,615, respectively; the decrease is driven by $552,877 of depreciation offset by $121,639 of capital expenditures.  The Act is expected to materially reduce or eliminate the utility and marketability of fixed assets used primarily in the manufacture of hemp-derived products. As a result, we may be required to record impairment charges on these assets, and any efforts to sell such assets may result in significant losses due to limited demand or substantial price discounts.

In addition, as of December 31, 2024, our other assets also included restricted cash of $1,000,000. Prior to the Loan Term Changes, we were required by our Business Loan Agreement with Surety Bank to maintain a minimum depository balance of $1,000,000 with Surety Bank for the duration of our Business Loan. The Business Loan matures on December 14, 2028.

If the Act materially reduces our revenue from hemp-derived products, our cash flow may be insufficient to support ongoing operating expenses. In that event, we may be required to sell fixed assets or other assets to generate liquidity, which could occur at unfavorable prices and materially adversely affect our financial condition.

As of December 31, 2025, current liabilities of $5,162,410 primarily consisted of accounts payable and accrued expenses of $3,326,650 and deferred revenue of $1,380,049. In comparison, as of December 31, 2024, current liabilities of $6,388,029 primarily consisted of accounts payable and accrued expenses of $4,867,481, the current portion of the notes payable to Surety Bank of $559,418, and deferred revenue of $674,676. The year-to-date decline in current liabilities was primarily attributable to a year-to-date reduction in our accounts payable and accrued expenses due to the timing of payments to suppliers and other vendors.

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

As of December 31, 2025, non-current liabilities of $1,477,877 consisted of the non-current portion of the loan payable to Surety Bank which totaled $797,597, and operating lease liability of $680,280. The Board of Directors of the Company had authorized management of the Company to apply certain tax refunds expected to be received by the Company, plus certain cash on hand held by the Company, to the partial or full repayment of the Working Capital Loan. Pursuant to this authorization, during the third quarter ended September 30, 2025, the Working Capital Loan was paid down $592,050 using certain tax refunds received by the Company. Then, on November 20, 2025, the remaining principal and accrued interest on the Working Capital Loan (totaling $1,411,125) was paid off.

In comparison, at December 31, 2024, non-current liabilities of $3,727,360 consisted of the non-current portion of the loans payable to Surety Bank which totaled $2,789,372, and operating lease liability of $937,988.

In prior years, the Company’s payables have been greater than its cash on hand. Prior to the Company’s acquisition of Lifted, the Company had inconsistent income-generating ability and was therefore reliant on raising money from loans or stock sales. The Company had an accumulated deficit of $28,839,889 and $3,967,708 as of December 31, 2025 and 2024, respectively.

Comparison of Operations During the Years Ended December 31, 2025, 2024, and 2023

During the year ended December 31, 2025, the Company recognized net sales of $36,920,799. During the years ended December 31, 2024 and 2023, the Company recognized net sales of $37,325,228 and $51,610,562, respectively. Reasons for the decrease in year-over-year net sales, include, but are not limited to: prohibition of, or tighter regulation of, intoxicating hemp-derived and kratom-derived products has been adopted or proposed in many states that are significant markets for Lifted, such as in Florida, Texas, Illinois and California; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers more than what Lifted is willing to pay (if anything), for valuable shelf space.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES Revenue License Fee NOTE 3 - RISKS AND UNCERTAINTIES Going Concern

During the year ended December 31, 2025, Lifted has launched certain initiatives in order to attempt to increase net sales and decrease operating expenses, including: laying off certain employees and independent contractors in Kenosha and Durango; restructuring its sales team; consolidating operations; developing the marketing and distribution networks of hemp-free brands including Rebel Energy Gummy, Mielos, and other brands and products; and increasing spending on marketing and advertising, and digital marketing.

Cost of Goods Sold

Cost of Goods Sold amounted to $24,300,144 during the year ended December 31, 2025, compared to $24,570,399 and $31,906,278 during the years ended December 31, 2024 and 2023, respectively.

Lifted's industry, and customer preferences, are constantly and quickly evolving. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. This exposes Lifted to the risk that it will need to write off obsolete raw goods and slow-moving finished goods, causing an increase in cost of goods sold.

During the year ended December 31, 2025, $1,017,103 of obsolete and spoiled inventory was written off, net of a $185,781 reversal of packaging previously written off.

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

During the year ended December 31, 2023, $2,056,603 of obsolete and spoiled inventory was written off, primarily driven by the write-offs in the third and fourth quarters of 2023. During the quarter ended December 31, 2023, $1,285,248 of obsolete and spoiled inventory, which related primarily to $570,778 worth of raw goods packaging and vapes, and $497,811 of finished goods, such as amanita mushroom gummies, and slow-moving hemp-infused gummies manufactured by third-party suppliers prior to the commencement of Lifted’s in-house gummy manufacturing operations in Kenosha, Wisconsin. And during the quarter ended September 30, 2023, $597,098 of obsolete and spoiled inventory, which related primarily to $489,022 of expired HHC-infused gummies, was written off. Nearly all of these expired gummies were manufactured by third-party suppliers prior to the commencement of Lifted’s in-house gummy manufacturing operations in Kenosha, Wisconsin. Management believes that these expired gummies were manufactured pursuant to formulations and manufacturing protocols that were of lower quality than Lifted’s in-house gummy products, and sold more slowly due to the relative lack of consumer excitement for HHC-infused gummies.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES Inventory Cost of Goods Sold NOTE 3 - RISKS AND UNCERTAINTIES Going Concern

Settlement With Vape Device Manufacturer

On December 30, 2022, Lifted was able to reach an agreement for the forgiveness of $630,000 of payables owed to its third-party disposable vape device manufacturer. The agreement also includes credits to Lifted against future purchases from the device manufacturer totaling $370,047. The credit was to be provided by the manufacturer at the rate of $46,255.87 per quarter beginning with the first quarter of 2023 and continuing for the next six consecutive quarters, with a final quarterly credit of $46,255.91 for the fourth quarter of 2024. The agreement was a result of the vape manufacturer agreeing to share a portion of the Company’s prior $2,313,902 write-off of certain 2 mL disposable vapes that were written off due to clogging issues. The payable forgiveness resulted in a net $485,496 improvement to the cost of goods sold and accrued liabilities sections of the Company’s consolidated statements of operations as of December 30, 2022. The $370,047 in credits had been booked as an asset as of December 30, 2022 and was recognized as other income amortized quarterly by December 31, 2024.

Segment Disclosures

Reference is hereby made to the disclosures above in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Segment Disclosures

Operating Expenses

Operating expenses include accounts such as payroll expense, deferred contingent stock expense, company-wide management bonus pool, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commission and royalty expense, and other operating expenses.

Deferred Contingent Stock

No stock compensation expense was recognized during the years ended December 31, 2025 and December 31, 2024. During the first quarter of 2023, the Company recognized a net loss after ten straight quarters of profitability, solely because of the impact of a one-time, non-cash stock compensation expense of $2,138,175, which, for the year ended December 31, 2023, was $1,666,155 on an after-tax basis. At the closing of the acquisition of Lifted in February 2020, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company (the “Deferred Contingent Stock Recipients”), as an employee retention incentive. Now that certain conditions and requirements have been met, the Deferred Contingent Stock vested on February 24, 2023, and on this date, in accordance with US GAAP, the Company expensed the value of the vested Deferred Contingent Stock. This one-time, non-cash charge reduced net income for the year ended December 31, 2023 from $3,825,162 to $2,159,007. But for this charge, our Company would have reported a basic and fully diluted EPS of $0.26 and $0.23, respectively, for the year ended December 31, 2023. As of December 31, 2025 and as December 31, 2024, 503,000 shares of Deferred Contingent Stock have been issued to the Deferred Contingent Stock Recipients and there were 142,000 shares of Deferred Contingent Stock that are issuable at the direction of the Deferred Contingent Stock Recipients.

Payroll Expense

Payroll expenses include sales commissions paid to independent contractors. If the Act materially reduces demand for our hemp-derived products, we may be required to reduce our workforce and terminate relationships with independent contractors. Such actions could disrupt our operations, result in restructuring costs, and adversely affect our ability to operate or pursue future business opportunities. During the year ended December 31, 2025, the Company reported payroll expenses of $4,757,465. In March 2025, an Employee Retention Tax Credit (“ERC”) of $22,357 related to the second quarter of 2020 was recovered. The $22,357 ERC is accounted for as a reduction in payroll expenses in the first quarter of 2025.

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

During the year ended December 31, 2024, the Company reported payroll expenses of $5,840,846. Lifted’s former CSO, who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941, and was paid in May 2024. For the year ended December 31, 2024, the bonus earned by the CSO was $191,273.

During the second half of 2024, Lifted has, and is continuing to, selectively pare its payroll expense in order to conserve working capital and increase its profit margins. Employee and independent contractor headcount has decreased from approximately 166 as of December 31, 2023 to 148 as of December 31, 2024, to approximately 100 as of December 31, 2025.

During the year ended December 31, 2023, the Company reported payroll expenses of $7,476,955. The Company recognized bonus expense related to the bonus earned by the CSO of $526,535 in the fourth quarter of 2023.

Company-Wide Management Bonus Pool

During the years ended December 31, 2025 and 2024, there was no reported Company-Wide Management Bonus Pool expense. During the year ended December 31, 2023, the Company expensed and paid $233,332 to certain members of the management team of Lifted; however, none of this $233,332 went to GJacobs, WJacobs or NWarrender. This $233,332, along with the $233,336 Company-Wide Management Bonus Pool expense paid to certain members of the management team of Lifted (again excluding GJacobs, WJacobs or NWarrender) in the fourth quarter of 2022 will be deducted from future company-wide management bonus pools on a dollar-for-dollar basis.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily relate to marketing campaigns, trade shows, digital marketing, and promotional products. Lifted has been engaging with third party specialists to increase its presence in the direct-to-consumer space. Direct-to-consumer sales have increased year-over-year from 2023 to 2025. During the year ended December 31, 2025, the Company incurred $1,985,021 of advertising and marketing expenses. In comparison, during the years ended December 31, 2024 and 2023, the Company incurred $1,155,067 and $951,266 of advertising and marketing expenses, respectively.

Provision for Credit Losses – Extrax NM Loans

Reference is hereby made to the disclosures above in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                License Fee

Bad Debt Expense

Bad debt expense of $558,522 was recognized during the year ended December 31, 2025, compared to bad debt expense of $1,469,078 and $353,162 during the years ended December 31, 2024 and 2023, respectively.

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

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Collaboration Commission and Royalty Expense

For the years ended December 31, 2025, 2024 and 2023, the Company reported collaboration commission and royalty expense of $74,791, $692,971 and $1,733,800, respectively. The change in collaboration commission and royalty expense primarily stems from decreased sales of the products covered by respective collaborations. Lifted has been de-emphasizing its collaboration efforts with outside brands due to the collaborations’ lack of traction in sales. As of December 31, 2025, the only Manufacturing, Sales and Marketing Agreement (“Agreement”) still in effect was the Diamond Agreement. The Jeeter Agreement had been terminated on January 1, 2024. On or about April 28, 2025, Lifted and Cali mutually agreed to terminate the Cali Agreement and all agreements, obligations and responsibilities of the parties thereunder, as of January 1, 2025. On December 17, 2025, Lifted and SubCo mutually agreed to terminate their Agreement.

Other Operating Expenses

Other operating expenses include, for example, software expenses, travel, insurance expense, rent expense, repairs and maintenance, state license and filing fees, excise and sales tax expense, health benefits, warehouse and lab expenses below the Company’s capitalization threshold, and other expenses.

Other operating expenses were $2,276,941 during the year ended December 31, 2025, compared to $2,607,704 during the year ended December 31, 2024, and $2,541,263 during the year ended December 31, 2023. The premiums of certain insurance policies that the Company has had in place have typically been based on the Company’s revenue; as such, these policies are costly for the Company.

Other Income or Expenses

During the year ended December 31, 2025, net non-operating Other Expenses of $25,339,062 were primarily driven by the Impairment of Goodwill of $23,092,794, Impairment of Investment in Bendistillery of $1,397,200, Impairment of Investment in Ablis of $399,200, and Theft Expense of $350,000. Reference is hereby made to the disclosures above in the following section, which are hereby incorporated by reference thereto:

NOTE 4 – THE COMPANY’S INVESTMENTS

                                The Company’s Investment in Lifted

                                The Company’s Investments in Ablis and Bendistillery

NOTE 6 – THEFT OF INVENTORY

Also included in net non-operating Other Expenses of for the year ended December 31, 2025 was Loss From Inventory Theft of $108,072. In July 2025, $335,460 worth of finished goods were stolen off of Lifted’s third-party shipper's truck just after leaving Lifted's co-packer's facility in Orange County, California. The thieves were apprehended by authorities, and Lifted filed an insurance claim with the shipping company's insurance company. Lifted’s co-packer credited Lifted $40,000. On November 6, 2025, Lifted executed a Property Damage-Liability Release with the insurance carrier of the shipping company, in exchange for the insurance company paying $250,000. Also included in Loss From Inventory Theft for the year ended December 31, 2025 is $11,507 worth of finished goods that were stolen in September 2025 in transit to a customer. Lifted has filed an insurance claim with the shipping company's insurance company, but it is an unknown how much, if any, of the stolen product will be reimbursed by the insurance company.

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

Net Income or Loss

During the year ended December 31, 2025, the Company reported a net loss of $24,858,678. During the year ended December 31, 2024, the Company reported a net loss of $1,857,429. During the year ended December 31, 2023, the Company reported net income of $2,159,007.

Prior to the Loan Term Changes, the Business Loan required that Borrower maintained a minimum 1.50x DSCR based on Borrower's annual corporate tax return. The DSCR was to be tested annually, beginning with the 2023 return. The DSCR was to be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. Borrower met the DSCR requirement contained in the Business Loan for the year ended December 31, 2023. Surety Bank agreed to waive any claim of default based on Borrower’s 2024 DSCR.

Off-Balance Sheet Arrangements

As of reported period end, the Company has no off-balance sheet arrangements.

Comparison of Operations for the Quarters Ended December 31, 2025 and September 30, 2025

LFTD PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,	September 30,
	2025	2025
Net Sales	$8,414,871	$9,056,742
Cost of Goods Sold	5,415,498	4,899,247
Gross Profit	2,999,373	4,157,495
Operating Expenses
Payroll Expense	1,092,074	1,169,117
Professional Fees	212,223	132,424
Bank Charges and Merchant Fees	162,859	159,042
Advertising and Marketing	611,003	426,573
Provision for Credit Losses – Extrax NM Loans	421,835	-
Bad Debt (Recovery)/Expense	(106,164)	418,918
Depreciation and Amortization	60,836	62,161
Collab Commission and Royalty Expense	(31,948)	33,899
Other Operating Expenses	538,212	442,570
Total Operating Expenses	2,960,930	2,844,704
Income From Operations	38,443	1,312,791
Other Income/(Expenses)
Impairment of Investment in Ablis	(399,200)	-
Impairment of Investment in Bendistillery	(1,397,200)	-
Impairment of Goodwill	(23,092,794)	-
Interest Income	13,650	23,695
Interest Expense	(55,647)	(73,481)
(Loss)/Recovery From Inventory Theft	250,000	(358,072)
Settlement Income	55,912	-
Debt Financing Expenses	(2,803)	(32,803)
Penalties	(5,098)	(1,316)
Gain on Forgiveness of Debt	4,597	-
Total Other Income/(Expenses)	(24,628,583)	(441,977)
Income/(Loss) Before Provision for Income Taxes	(24,590,140)	870,814
Benefit/(Provision) for Income Taxes	(330,803)	(236,557)
Net Income/(Loss)	$(24,920,943)	$634,257
Less: Accrued Preferred Stock Dividends	(3,403)	(3,403)
Net Income/(Loss) Attributable to Common Stockholders	$(24,924,346)	$630,854

Earnings/(Loss) Per Common Share Attributable to Common Stockholders
Basic	$(1.68)	$0.04
Diluted	$(1.68)	$0.04

Weighted average number of common shares outstanding
Basic	14,822,678	14,822,678
Diluted	14,822,678	14,964,678

Comparison of Operations for the Quarters Ended December 31, 2025 and December 31, 2024

LFTD PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2025	2024
Net Sales	$8,414,871	$8,479,605
Cost of Goods Sold	5,415,498	6,420,952
Gross Profit	2,999,373	2,058,653
Operating Expenses
Payroll Expenses	1,092,074	1,408,312
Professional Fees	212,223	195,378
Bank Charges and Merchant Fees	162,859	134,414
Advertising and Marketing	611,003	317,605
Provision for Credit Losses – Extrax NM Loans	421,835	-
Bad Debt (Recovery)/Expense	(106,164)	(835,820)
Depreciation and Amortization	60,836	62,265
Collab Commission and Royalty Expense	(31,948)	103,100
Other Operating Expenses	538,212	601,081
Total Operating Expenses	2,960,930	1,986,335
Income From Operations	38,443	72,318
Other Income/(Expenses)
Impairment of Investment in Ablis	(399,200)	-
Impairment of Investment in Bendistillery	(1,397,200)	-
Impairment of Goodwill	(23,092,794)	-
Interest Income	13,650	27,853
Interest Expense	(55,647)	(85,279)
Dividend Income	-	1,193
(Loss)/Recovery From Inventory Theft	250,000	-
Settlement Income	55,912	-
Settlement Costs	-	(2,000)
Debt Financing Expenses	(2,803)	(2,803)
Penalties	(5,098)	(4,935)
Gain/(Loss) on Disposal of Fixed Assets	-	(2,423)
Gain on Forgiveness of Debt	4,597	-
Total Other Income/(Expenses)	(24,628,583)	(68,394)
Income/(Loss) Before Provision for Income Taxes	(24,590,140)	3,924
Provision for Income Taxes	(330,803)	(2,738)
Net Income/(Loss)	$(24,920,943)	$1,186
Less: Accrued Preferred Stock Dividends	(3,403)	(3,400)
Net Income/(Loss) Attributable to Common Stockholders	$(24,924,346)	$(2,214)

Earnings/(Loss) Per Common Share Attributable to Common Stockholders
Basic	$(1.68)	$(0.00)
Diluted	$(1.68)	$(0.00)

Weighted average number of common shares outstanding
Basic	14,822,678	14,822,678
Diluted	14,822,678	14,964,678

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are discussed in NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES of the consolidated financial statements accompanying this Annual Report on Form 10-K.

The preparation of the Company’s consolidated financial statements requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

Inventory

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Inventory

Goodwill Impairment

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounting for Goodwill

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

Revenue

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Revenue

License Fee

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Tax Provision

Please refer to NOTE 14 – INCOME TAXES for more information about the Company’s tax provision.

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

Impact of Pandemics and Inflation

The COVID-19 pandemic caused significant disruption to global supply chains, labor markets, and commercial activity, including adverse impacts on Lifted’s operations through workforce interruptions, supply constraints, and limitations affecting distributors and customers. Lifted received federal assistance under the Economic Injury Disaster Loan and Paycheck Protection Program during that period. While the Company’s revenues for the years ended December 31, 2025, 2024 and 2023 were not materially impacted by COVID-19, broader economic effects—including inflation, higher interest rates, supply chain volatility, and changes in consumer spending—have contributed to an uncertain operating environment. Future public health events, including potential new variants or other pandemics, could negatively affect the Company’s business, including through workforce disruptions, reduced customer demand, delayed customer payments, supply chain interruptions, banking system instability, or increased costs. Inflationary pressures and elevated interest rates may also increase operating expenses and financing costs and affect consumer purchasing behavior. The Company continues to monitor economic and public health developments and may adjust operations, product strategy, and capital allocation as conditions evolve.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by ITEM 8. is located beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2025.

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

During December 2025, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of December 31, 2025 was not effective. Management identified the following material weaknesses as of December 31, 2025:

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

(2)

We have enhanced the use of specialist involvement in complex, non-routine, and technical areas of accounting, valuation, new accounting standards adoption, and tax matters. These specialists include the licensed, external certified public accountant referred to above, a third-party tax firm, and a valuation firm.

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

100

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors and Committees of the Board

The following table sets forth certain information regarding our current Directors and Executive Officers as of March 1, 2026:

Name	Age	Position
Gerard M. Jacobs, J.D.	70	Chairman of the Board, Chief Executive Officer and Secretary
Nicholas S. Warrender	36	Vice Chairman of the Board and Chief Operating Officer
Vincent J. Mesolella	76	Lead Outside Director
Joshua A. Bloom, MD	69	Director
Sharial Howard	44	Director
James S. Jacobs, MD	72	Director
William C. “Jake” Jacobs, CPA	37	Director, President, Chief Financial Officer and Treasurer
Richard E. Morrissy	71	Director
Kevin J. Rocio	62	Director

Our Directors serve in such capacity until the next annual meeting of our shareholders and until their successors have been elected and qualified.

Gerard M. Jacobs, J.D., age 70, is Chairman of our Board of Directors, Chief Executive Officer and Secretary of the Company. Mr. Jacobs has been a private investor since 2006. In 2001, Mr. Jacobs took control of CGI Holding Corporation, and served as its Chief Executive Officer and member of its board of directors until 2006. Under Mr. Jacobs’ guidance, CGI Holding Corporation changed its name to Think Partnership Inc., made 15 acquisitions primarily of businesses involved in online marketing and advertising, and succeeded in having its common stock listed on the American Stock Exchange. Previously, in 1995, Mr. Jacobs took control of General Parametrics Corporation, a NASDAQ company, and served as its Chief Executive Officer and member of its board of directors until 1999. Under Mr. Jacobs’ guidance, General Parametrics changed its name to Metal Management Inc., made 37 acquisitions primarily of businesses involved in scrap metal recycling, and succeeded in building one of the largest scrap metal recycling companies in the world. Mr. Jacobs has also served as the lead outside director for America’s Car-Mart, Inc. (NASDAQ: CRMT) and Patient Home Monitoring Corp. (Toronto: PHM). Mr. Jacobs received a law degree from the University of Chicago Law School, which he attended as a Weymouth Kirkland Law Scholar, in 1978; and an A.B from Harvard College, in 1976, where he was elected to Phi Beta Kappa. Mr. Jacobs’ brother, James S. Jacobs, M.D., is also a member of our board of directors. Mr. Jacobs’ son, William C. Jacobs, is also a member of our board of directors, and is also our President and Chief Financial Officer and Treasurer. We believe that Mr. Jacobs’ experience serving as the Chief Executive Officer of three publicly traded companies and as a director of two other publicly traded companies, his work as an investment banker and as an attorney, and his intelligence and educational background, qualifies him to serve as a director of the Company.

Nicholas S. Warrender, age 36, is Vice Chairman of our Board of Directors and Chief Operating Officer of the Company. Nicholas S. Warrender founded Lifted in 2015 and has served as CEO since. Nicholas S. Warrender is an expert in brand design and development and has a degree in Communications with a focus on Business and Cinematography from Carthage College. Previously, Nicholas S. Warrender was a recruited high school basketball player and successful rapper, performing music shows at prestigious clubs, such as the Viper Room. Nicholas S. Warrender’s mother, Laurie Warrender, is also an employee of Lifted. We believe that Mr. Warrender’s experience as the founder and CEO of Lifted qualifies him to serve as a director of the Company.

Vincent J. Mesolella, age 76, is Lead Outside Director of our Board of Directors and has been a member of our board of directors since October 2010. He has served for many years as the Chairman of the Narragansett Bay Commission, Providence, Rhode Island, one of the largest wastewater treatment utilities in the U.S. Mr. Mesolella also served for over twenty years as a member of the Rhode Island House of Representatives, including serving as the Majority Whip. Mr. Mesolella is the founder, President and Chief Executive Officer of MVJ Realty, LLC, a diversified real estate investment firm. Mr. Mesolella has served on the board of directors of Think Partnership Inc., an American Stock Exchange company. Mr. Mesolella has raised a great deal of money for charities including the Make-A-Wish Foundation. Mr. Mesolella resides in Rhode Island. We believe that Vincent J. Mesolella’s experience serving as a director of two publicly traded companies including service as Chairman of the Audit Committee of both, his work as a developer and business owner, his experience as an elected public official, his Chairmanship of a major wastewater treatment organization that has been nationally recognized for its excellence, his intelligence and educational background, and his familiarity with the real estate industry, qualifies him to serve as a director of the Company.

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

Sharial Howard, age 44, has been a member of our board of directors since August 2024. Ms. Howard is a Senior Real Estate Professional with @properties Christie’s International Real Estate in the Chicago/Chicagoland area where she practices residential and commercial real estate. She has a 15-year real estate law background composed of 5 years in residential real estate law and 10 years in commercial real estate law. She holds the Accredited Buyer Representative Designation and is a Certified Pricing Strategy Advisor and Certified Real Estate Negotiation Expert. She is a member of the Chicago Association of REALTORS®, Illinois REALTORS® and the National Association of REALTORS® and has been featured in CS Magazine, Crain’s Chicago Business Magazine, Chicago Real Producers Magazine and N’Digo Magazine for her contributions in the real estate industry. Ms. Howard is a proud graduate of the University of Illinois at Urbana-Champaign. We believe that Ms. Howard's intelligence and educational background qualifies her to serve as a director of the Company.

James S. Jacobs, M.D., age 72, has been a member of our board of directors since July 2007. Prior to his retirement in 2024, he was a Physician in the Department of Radiation Oncology, at St. Joseph Hospital in Denver, Colorado. He was previously the Resident Physician in Radiation Oncology at Rush Medical Center in Chicago, Illinois. Dr. Jacobs did a residency in Radiation Oncology at Rush Medical Center in Chicago, Illinois and an internal medicine internship and residency at the University of Colorado Medical Center in Denver, Colorado. Dr. Jacobs received a BA in Neuroscience from Amherst College in Amherst, Massachusetts in 1976. We believe that Dr. Jacobs’ experience serving as a director of the Company since 2007, and his intelligence and educational background, qualifies him to serve as a director of the Company.

William C. “Jake” Jacobs, CPA, age 37, is President, Chief Financial Officer and Treasurer of the Company, and has been a member of our board of directors since December 2024. Effective as of February 27, 2019, the Board appointed Mr. Jacobs, the son of our Company’s Chief Executive Officer Gerard M. Jacobs, to serve as the President, Chief Financial Officer and Treasurer of the Company. Prior to becoming President, Chief Financial Officer and Treasurer of the Company, Mr. Jacobs served as an independent contractor for the Company for the past several years. Previously, Mr. Jacobs worked in the Assurance Division of Ernst & Young (doing business as EY), auditing both publicly traded and privately held companies. Mr. Jacobs graduated from the University of Southern California, with a double major in Accounting and Business Administration with a concentration in Finance. In both 2024 and 2015, Mr. Jacobs won the Gold Medal at the United States of America Snowboard and Freeski Association (USASA) National Championships in the Boardercross Snowboard Men’s event, in the Master (30-39) and Senior (23-29) divisions, respectively. We believe that Mr. Jacobs’ experience serving as an officer of the Company since 2019, and his intelligence and educational background, qualifies him to serve as a director of the Company.

Richard E. Morrissy, age 71, has been a member of our board of directors since July 2007. From August 2016 through September 2023, Mr. Morrissy worked at the UIC Department of Medicine’s Section of Infectious Disease in a research clinic called Project WISH as Clinical Coordinator in Regulatory Affairs. Previously, Mr. Morrissy was the Senior Research Specialist at the Department of Surgery – CS within the UIC College of Medicine. Mr. Morrissy was a project coordinator for the School of Pharmacy. His duties included serving as project coordinator on four clinical trial research projects funded by the National Institutes of Health’s National Cancer Institute. The School of Pharmacy projects have involved multiple research projects utilizing Lycopene in restoring DNA damage in men’s prostates. The project at UIC’s internationally acclaimed Occupational Therapy School involved the setup and running of focus groups with impaired individuals to create a movement and activity computer survey for the World Health Organization. During his tenure, Mr. Morrissy managed clinical research trials including the submission of institutional review board documents and grant proposals, recruitment of subjects and data management and storage. He also designed and led focus groups, designed and critiqued research surveys, and edited manuscripts and scientific journals. Mr. Morrissy received a B.A. in History from Western Illinois University in 1976. We believe that Mr. Morrissy’s experience serving as a director of the Company since 2007, and his intelligence and educational background, qualifies him to serve as a director of the Company.

Kevin J. Rocio, age 62, has been a member of our board of directors since February 2020. Mr. Rocio is a seasoned award-winning real estate professional, including commercial, residential, finance and development. Mr. Rocio is a graduate of Elmhurst College and an immediate past board member of the Albany Park Community Center. In 2014, Mr. Rocio was accepted into the CCIM (Certified Commercial Investment Member) Institute, a recognized group of experts in the commercial and investment real estate industry. Most recent accolades received by Mr. Rocio include: the Chicago Defenders “Men of Excellence Award”, the Chicago Association of REALTORS Commercial Award, and the National Association of Realtors “National Commercial Award.” We believe that Mr. Rocio’s experience as a business owner qualifies him to serve as a director of the Company.

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

Former Director Robert T. Warrender II, who passed away in December 2024, is the father of Nicholas S. Warrender, Vice Chairman of the Board and Chief Operating Officer, and the CEO of Lifted. Robert T. Warrender II was also an employee of Lifted.

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

Board Meetings

Due to the current size and scope of our operations and size and geographic diversity of our Board of Directors, much of the Board’s decision making is made through telephone calls and intermittent informal meetings; when formalization is necessary, the Board conducts formal meetings or acts by written consent. During the year ended December 31, 2025, we held only telephonic Board Meetings and there were no in-person Board Meetings attended by all directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Upon the Company’s acquisition of Lifted on February 24, 2020, GJacobs, WJacobs, and NWarrender began serving in full-time executive roles pursuant to multi-year Executive Employment Agreements. Prior to the acquisition, GJacobs served on a part-time basis and was compensated primarily with equity, and both GJacobs and WJacobs received consulting fees through February 2020. Effective January 1, 2022, base salaries for GJacobs, WJacobs, and NWarrender were increased from $100,000 to $250,000 annually pursuant to an Omnibus Agreement. In January 2023, NWarrender’s base salary was further increased to $500,000 annually in recognition of expanded responsibilities. Executives are eligible to participate in a Company-wide management bonus pool tied to EBITDA performance and receive standard employee benefits, including health insurance and reimbursement of business expenses. The Company has not provided retirement, severance, or change-of-control benefits to these executives. The Omnibus Agreement and subsequent amendment addressed prior deferred compensation obligations, bonus payments, retention incentives, and amendments to existing merger-related and compensation agreements. Deferred compensation and agreed bonuses were paid in accordance with those agreements, including retention bonuses paid in December 2022. Management believes executive compensation arrangements are structured to align incentives with Company performance and long-term shareholder value.

Summary Table - Compensation of Executives

Name	Year	Gross Fees Paid in Cash ($)	Bonus Paid in Cash ($)	Stock awards ($)	Option/Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs, Chairman and CEO	2025	$76,923	$-	$-	$-	$-	$-	$-	$76,923	(A)
	2024	$250,000	$-	$-	$-	$-	$-	$-	$250,000

William C. "Jake" Jacobs, Director,	2025	$76,923	$-	$-	$-	$-	$-	$-	$76,923	(A)
President and CFO	2024	$250,000	$-	$-	$-	$-	$-	$-	$250,000

Nicholas S. Warrender,	2025	$500,000	$-	$-	$-	$-	$-	$-	$500,000
Vice Chairman and COO	2024	$500,000	$-	$-	$-	$-	$-	$-	$500,000

Notes

(A)

GJacobs and WJacobs voluntarily waived all payments of salary that otherwise would be due and payable to them under their employment agreements with LFTD Partners from April 22, 2025 through December 31, 2025, and all such payments of salary were allocated and applied to the repayment of the principal of the Related Party Note (defined below), on a dollar-for-dollar basis.

Director Compensation

The Company compensates its non-employee directors through cash director fees. Directors who also serve as executive officers do not receive separate compensation for service on the Board and are compensated pursuant to their respective Executive Employment Agreements. The Company does not currently provide equity awards, non-equity incentive plan compensation, deferred compensation, or retirement benefits to directors in their capacity as directors. Director compensation for the fiscal years ended December 31, 2025 and 2024 is set forth in the table below.

Summary Table - Compensation of Directors

Name	Year	Director Fees Paid in Cash ($)	Gross Fees Paid in Cash ($)	Bonus Paid in Cash ($)	Stock awards ($)	Option/Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gerard M. Jacobs,	2025	$-	$76,923	$-	$-	$-	$-	$-	$-	$76,923	(A)
Chairman and CEO	2024	$-	$250,000	$-	$-	$-	$-	$-	$-	$250,000	(A)

Nicholas S. Warrender,	2025	$-	$500,000	$-	$-	$-	$-	$-	$-	$500,000	(A)
Vice Chairman and COO	2024	$-	$500,000	$-	$-	$-	$-	$-	$-	$500,000	(A)

Vincent J. Mesolella,	2025	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
Lead Outside Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

Joshua A. Bloom,	2025	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
MD, Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

Sharial Howard,	2025	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
Director	2024	$8,000	$-	$-	$-	$-	$-	$-	$-	$8,000	(B)

James S. Jacobs,	2025	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
MD, Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

William C. "Jake" Jacobs,	2025	$-	$76,923	$-	$-	$-	$-	$-	$-	$76,923	(A)
Director, President and CFO	2024	$-	$250,000	$-	$-	$-	$-	$-	$-	$250,000	(A)

Richard E. Morrissy,	2025	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

Kevin J. Rocio,	2025	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000
Director	2024	$16,000	$-	$-	$-	$-	$-	$-	$-	$16,000

Robert T. Warrender II,	2025	$-	$-	$-	$-	$-	$-	$-	$-	$-
Director	2024	$-	$60,000	$-	$-	$-	$-	$-	$-	$60,000	(C)

Notes

(A)

Please refer to the section above “Executive Compensation” for information about GJacobs’, NWarrender’s, and WJacobs’ compensation during the presented years. Note: none of GJacobs’, NWarrender’s, and WJacobs’ compensation is considered compensation for serving as a member of the board of directors of the Company. GJacobs, NWarrender and WJacobs have entered into employment agreements with the Company.

(B)	Ms. Sharial Howard was appointed to the Board of Directors on August 20, 2024, and during each of the third and fourth quarters of 2024, Ms. Howard was paid a $4,000 director fee.
(C)

During the year ended December 31, 2024, Mr. Warrender was paid a gross salary of $60,000. Note: this compensation is not considered compensation for serving as a member of the board of directors of the Company.

Pursuant to the Omnibus Agreement, commencing on March 31, 2022, each of the non-officer members of the board of directors of the Company began receiving a quarterly fee of $4,000 from the Company.

In the future, it is possible that other directors may serve us in another capacity and may receive compensation from us in connection with that service.

Outstanding Equity Awards

There were no equity awards for GJacobs, WJacobs, or NWarrender outstanding as of December 31, 2025.

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

Common shares of stock outstanding as of December 31, 2025:	14,822,678
Fully diluted shares outstanding as of December 31, 2025:	15,254,678

Name	Number of Series A Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Series B Preferred Stock Shares Owned	Beneficial Ownership Percentage	Number of Common Stock Shares Owned or Controlled	Beneficial Ownership Percentage out of the Common Shares of Stock Outstanding as of December 31, 2025	Options/ Warrants Owned	Overall Voting Power	Overall Voting Power (%) out of Fully Diluted Shares as of December 31, 2025
(1) Nicholas S. Warrender	-	-	-	-	3,900,455	26.31%	-	3,900,455	25.57%
(2) ZIE Partners LLC	-	-	-	-	2,500,000	16.87%	-	2,500,000	16.39%
(3) Gerard M. Jacobs	-	-	-	-	1,063,448	7.17%	-	1,063,448	6.97%
(4) Vincent J. Mesolella	-	-	-	-	537,862	3.63%	-	537,862	3.53%
(5) William C. "Jake" Jacobs, CPA	-	-	-	-	400,000	2.70%	-	400,000	2.62%
(6) Roberti Jacobs Family Trust	-	-	-	-	181,623	1.23%	-	181,623	1.19%
(7) James S. Jacobs, M.D.	-	-	-	-	79,500	0.54%	-	79,500	0.52%
(8) Joshua A. Bloom, M.D.	-	-	-	-	55,000	0.37%	-	55,000	0.36%
(9) Richard E. Morrissy	-	-	-	-	30,000	0.20%	-	30,000	0.20%
(10) Miss Mimi Corporation	-	-	-	-	100,000	0.67%	-	100,000	0.66%
(11) Kevin J. Rocio	-	-	-	-	-	0.00%	-	0	0.00%
(12) Sharial Howard	-	-	-	-	-	0.00%	-	0	0.00%
Total of All Officers, Directors, and Affiliates as a group	-	-	-	-	8,566,265	57.79%	0	8,566,265	56.16%
Total of All Officers and Directors as a group	-	-	-	-	6,066,265	40.93%	0	6,066,265	39.77%

(1)	The address for Mr. Nicholas S. Warrender is 5511 95th Avenue, Kenosha, WI 53144. Mr. Warrender owns 3,900,455 shares of LFTD Partners’ common stock.
(2)	The address for ZIE Partners LLC is 14155 Pine Island Drive, Jacksonville, FL 32224. ZIE Partners LLC owns 2,500,000 shares of LFTD Partners' common stock.
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

(4)	The address for Mr. Vincent J. Mesolella is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Mesolella has voting control over 537,862 shares of the Company’s common stock.
(5)	The address of Mr. William C. “Jake” Jacobs is 14155 Pine Island Drive, Jacksonville, FL 32224. Mr. Jacobs owns 400,000 shares of common stock of the Company.
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

None.

Option Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes transactions since January 1, 2025 to which we have been a party and, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officer, or beneficial holders of more than 5% of our voting securities, or their affiliates or immediate family members, had or will have a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties. Compensation arrangements for our directors and named executive officers are described in ITEM 11. EXECUTIVE COMPENSATION.

Listing Agreement with @properties

On July 21, 2025, Lifted (the “Company” or “Seller”) entered into an exclusive right-to-sell listing contract (the “Listing Agreement”) with @properties (the “Firm”) in connection with the proposed sale of the Company’s 5511 Building. The Company’s listing agents under the Listing Agreement are Kevin Rocio, a member of the Company’s Board of Directors, and Jake Hansen, each affiliated with the Firm. Pursuant to the Listing Agreement, the Firm has the exclusive right to sell the 5511 Building during the term of the agreement. The term commenced on July 21, 2025 and continues through the earlier of (i) midnight on July 21, 2026 or (ii) the conveyance of the entire 5511 Building. The Firm is entitled to a commission equal to 3% of the sale price of the 5511 Building; and the  commission is deemed earned if, during the term of the Listing Agreement (1) the Company sells all or any part of the 5511 Building; (2) the Company grants an option to purchase all or any part of the 5511 Building that is subsequently exercised; (3) the Company exchanges all or any portion of the 5511 Building; or (4) a transaction occurs resulting in an effective change in ownership or control of all or any part of the 5511 Building. Once earned, the commission is due and payable in full at closing.

Because Mr. Rocio serves as a director of the Company and is affiliated with the Firm, the Listing Agreement constitutes a related person transaction under Item 404(a) of Regulation S-K. The amount of compensation payable to the Firm will depend on the ultimate sale price of the 5511 Building. As of the date of this report, no commission has been earned or paid. The Company’s Board of Directors reviewed and approved the Listing Agreement. The Company believes the commission rate and terms of the Listing Agreement are consistent with prevailing market rates for comparable commercial real estate brokerage services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 16, 2018, the Company engaged Fruci & Associates II, PLLC (“Fruci”) as the Company’s independent registered public accounting firm.

Mr. Vincent J. Mesolella, the Company’s Audit Committee Chairman, signs an engagement letter with Fruci before Fruci performs any audit or review services for the Company. Fruci was approved to provide audit and review services for the Company for the years ended December 31, 2025 and 2024.

The following describes the audit fees, audit-related fees, tax fees, and all other fees for professional services provided by Fruci:

For the year ended December 31, 2025:	For the year ended December 31, 2024:
Audit Fees: $136,517	Audit Fees: $210,029
Audit-Related Fees: $0	Audit-Related Fees: $0
Tax Fees: $3,500	Tax Fees: $8,000
All Other Fees: $0	All Other Fees: $0

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under ITEM 8. of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

10.53	Compensation Agreement between Acquired Sales Corp., Gerard M. Jacobs and William C. "Jake" Jacobs dated as of June 19, 2019
10.58	Lease Agreement - 5511 95th Avenue, Kenosha, WI 53144
10.61	Lease Agreement - 8920 58th Place, Suite 850, Kenosha, WI 53144
10.62	Lease Agreement - 8910 58th Place, Suites 600 and 700, Kenosha, WI 53144
10.67	Omnibus Agreement dated December 30, 2021 between LFTD Partners Inc. Nicholas S. Warrender, 95th Holdings, LLC, Gerard M. Jacobs and William C. “Jake” Jacobs
10.68	Amended Omnibus Agreement dated February 14, 2022 between LFTD Partners Inc. Nicholas S. Warrender, Gerard M. Jacobs and William C. “Jake” Jacobs
10.69	Lease Agreement - 9560 58th Place, Suite 360, Kenosha, WI 53144
10.70	Acceleration Agreement
10.71	Commercial Sublease – 2701-09 West Fulton PH, Chicago, IL 60612
10.72	Lease Agreement - 5732 95th Ave, Suites 200 and 300, Kenosha, WI 53144
10.72.1	Manufacturing, Sales and Marketing Agreement – Cali Sweets, LLC
10.73	Manufacturing, Sales and Marketing Agreement – Diamond Supply Co.
10.74	Agreement and Plan of Merger - Oculus CHS Management Corp.
10.75	Hagan Sanchez Employment Agreement
10.76	Chase Sanchez Employment Agreement
10.77	Assignment and Assumption of Lease and Landlord Consent and Lease Agreement – Aztec New Mexico
10.78	Manufacturing, Sales and Marketing Agreement – DreamFields Brands Inc. d/b/a Jeeter
10.79	Finders Agreement – Florence Mirsky
10.80	Credit Agreement
10.81	Promissory Note ($3,000,000 Loan)
10.82	Security Agreement
10.83	Collateral Assignment Agreement
10.84	Pledge Agreement
10.85	Business Loan Agreement
10.86	Promissory Note ($910,000 Loan)
10.87	Mortgage
10.88	Assignment of Rents, Leases, and Security Deposits
10.89	Lease of 789 Tech Center Drive, Unit C, Durango, Colorado 81301
10.90	Second Amendment to Lease of 8910 58th Place, Suites 600 and 700, Kenosha, Wisconsin 53144
10.91	Jeeter Termination Agreement
10.65	Letter of Intent – TMD Ventures, LLC
10.66	Letter of Intent – Sustainable Growers, LLC, Buckbee Seed Co
10.67	Letter of Intent – Sustainable Properties, LLC – Real Property Purchase
10.68	Letter of Intent – Sustainable Innovations Inc. (SI) and certain subsidiaries
10.69	Letter of Intent – Boards of Directors and Executives
99.1	Letter from LFTD Partners Inc. dated April 11, 2025, terminating Letters of Intent with Sustainable parties.
10.92	Third Amendment to Lease Agreement - 5732 95th Avenue, Suite 400, Kenosha, Wisconsin 53144
10.93	Fourth Amendment to Lease Agreement - 5732 95th Avenue, Suite 400, Kenosha, Wisconsin 53144

This Form 10-K	March 31, 2026
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

_____________

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

Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerard M. Jacobs
Gerard M. Jacobs, Chief Executive Officer and Director
Principal Executive Officer
Date: March 31, 2026

/s/ William C. “Jake” Jacobs, CPA
William C. “Jake” Jacobs, CPA, Director, President, Chief Financial Officer and Treasurer
Principal Financial Officer
Date: March 31, 2026

/s/ Nicholas S. Warrender
Nicholas S. Warrender
Chief Operating Officer and Director
Date: March 31, 2026

/s/ Vincent J. Mesolella
Vincent J. Mesolella
Director
Date: March 31, 2026

/s/ Joshua A. Bloom, M.D.
Joshua A. Bloom, M.D.
Director
Date: March 31, 2026

/s/ Sharial Howard
Sharial Howard
Director
Date: March 31, 2026

/s/ James S. Jacobs, M.D.
James S. Jacobs, M.D.
Director
Date: March 31, 2026

/s/ Richard E. Morrissy
Richard E. Morrissy
Director
Date: March 31, 2026

/s/ Kevin J. Rocio
Kevin J. Rocio
Director
Date: March 31, 2026

LFTD PARTNERS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LFTD Partners Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LFTD Partners Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Allowance Valuation – Refer to Note 2 to the financial statements.

The valuation of the inventory allowance was identified as a critical audit matter due to the significant judgment and subjectivity involved in determining that inventory is appropriately measured at the lower of cost or net realizable value. During the year, new federal regulations were enacted restricting the sale of certain hemp derived products, increasing the uncertainty that inventory costs presented at year end are fully realizable. Auditing this area involved a high degree of auditor judgment, particularly in evaluating management’s assumptions regarding future demand and the anticipated effects of regulatory changes.

How the Critical Account Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s inventory valuation allowance consisted of the following, among others:

1.	Evaluate management’s qualitative analysis of the impact of newly passed federal legislation on potential impairment of inventory.
2.	Evaluate management’s assumptions by comparing them to analytical procedures, testing of subsequent activity, and inquiries of individuals outside of the management and accounting staff.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2018.

Spokane, Washington

March 31, 2026

LFTD PARTNERS INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and Cash Equivalents	$1,767,123	$2,146,947
Prepaid Expenses	348,667	1,598,654
Accounts Receivable, net of allowance of $1,269,590 in 2025 and $853,329 in 2024	2,531,524	2,662,841
Inventory	10,957,823	9,316,291
Income Tax Receivable	-	682,347
Current Portion of Settlement Asset and Receivables	24,910	460,500
Receivable Loans from Extrax NM - Current	-	364,443
Other Current Assets	61,000	-
Total Current Assets	15,691,047	17,232,023
Restricted Cash	-	1,000,000
Goodwill	-	23,092,794
Investment in Ablis	-	399,200
Investment in Bendistillery	99,800	1,497,000
Net Deferred Tax Asset	269,802	515,134
Fixed Assets, less accumulated depreciation of $1,608,543 in 2025 and $1,055,666 in 2024	2,273,377	2,704,615
Security and State Licensing Deposits and Bonds	50,183	59,630
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $457,742 in 2025 and $226,646 in 2024	888,339	1,119,434
Total Assets	$19,272,548	$47,619,830
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	$257,708	$224,460
Deferred Revenue	1,380,049	674,676
Income Tax Payable	155,184	-
Collab Commissions and Royalties Payable	-	37,342
Accounts Payable and Accrued Expenses	3,326,650	4,867,481
Accounts Payable - Related Party	5,304	1,190
Note Payable - Related Party	3,846	-
Preferred Stock Dividends Payable	7,124	7,124
Notes Payable to Surety Bank	22,282	559,418
Interest Payable to Surety Bank	4,264	16,336
Total Current Liabilities	5,162,410	6,388,029
Non-Current Liabilities
Operating Lease Liability	680,280	937,988
Notes Payable to Surety Bank	797,597	2,789,372
Total Non-Current Liabilities	1,477,877	3,727,360
Total Liabilities	6,640,288	10,115,389
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and: 2,500 shares issued and outstanding at December 31, 2025 2,500 shares issued and outstanding at December 31, 2024	3	3
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and: 40,000 shares issued and outstanding at December 31, 2025 40,000 shares issued and outstanding at December 31, 2024	40	40
Common Stock, $0.001 par value; 100,000,000 shares authorized, and: 14,822,678 shares issued and outstanding at December 31, 2025 14,822,678 shares issued and outstanding at December 31, 2024	14,823	14,823
Additional Paid-in Capital	40,986,553	40,986,553
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at December 31, 2025 and December 31, 2024	470,730	470,730
Accumulated Deficit	(28,839,889)	(3,967,708)
Total Shareholders' Equity	12,632,260	37,504,441
Total Liabilities and Shareholders' Equity	$19,272,548	$47,619,830

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the Years Ended
	December 31,
	2025	2024	2023
Net Sales	$36,920,799	$37,325,228	$51,610,562
Cost of Goods Sold	24,300,144	24,570,399	31,906,278
Gross Profit	12,620,655	12,754,829	19,704,284
Operating Expenses
Payroll Expense	4,757,465	5,840,846	7,476,955
Deferred Contingent Stock Expense	-	-	2,138,175
Company-Wide Management Bonus Pool	-	-	233,332
Professional Fees	780,331	973,460	1,088,035
Bank Charges and Merchant Fees	604,767	570,545	595,285
Advertising and Marketing	1,985,021	1,155,067	951,266
Provision for Credit Losses – Extrax NM Loans	421,835	-	-
Bad Debt Expense	558,522	1,469,078	353,162
Depreciation and Amortization	247,774	218,622	182,822
Collab Commission and Royalty Expense	74,791	692,971	1,733,800
Other Operating Expenses	2,276,941	2,607,704	2,541,263
Total Operating Expenses	11,707,447	13,528,293	17,294,095
Income/(Loss) From Operations	913,208	(773,464)	2,410,189
Other Income/(Expenses)
Impairment of Investment in Ablis	(399,200)	-	-
Impairment of Investment in Bendistillery	(1,397,200)	-	-
Impairment of Goodwill	(23,092,794)	-	-
Gain on Lease Modification	-	9,622	-
Interest Income	89,327	149,433	44,630
Interest Expense	(286,595)	(356,909)	(110,517)
Dividend Income	-	4,772	3,579
(Loss)/Recovery From Inventory Theft	(108,072)	-	-
Theft Expense	(350,000)	-	-
Settlement Income	233,412	10,000	506,211
Settlement Costs	-	(2,000)	-
Debt Financing Expenses	(41,121)	(11,152)	(60,548)
Penalties	(8,097)	(5,854)	(36,472)
Gain/(Loss) on Disposal of Fixed Assets	-	(50,714)	-
Loss on Jeeter Collab	-	(1,349,467)	-
Loss on Deposits	(5,000)	(6,121)	-
Gain on Forgiveness of Debt	26,278	-	-
Total Other Income/(Expenses)	(25,339,062)	(1,608,390)	346,883
Income/(Loss) Before Provision for Income Taxes	(24,425,854)	(2,381,854)	2,757,072
Benefit/(Provision) for Income Taxes	(432,824)	524,425	(598,065)
Net Income/(Loss)	$(24,858,678)	$(1,857,429)	$2,159,007
Less: Accrued Preferred Stock Dividends	(13,502)	(13,498)	(17,051)
Net Income/(Loss) Attributable to Common Stockholders	$(24,872,180)	$(1,870,927)	$2,141,956

Earnings/(Loss) Per Common Share Attributable to Common Stockholders
Basic	$(1.68)	$(0.13)	$0.15
Diluted	$(1.68)	$(0.13)	$0.13

Weighted average number of common shares outstanding:
Basic	14,822,678	14,802,689	14,555,279
Diluted	14,822,678	14,802,689	16,439,477

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(AUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Deferred Contingent Stock	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	Equity
Balance, December 31, 2022	44,500	$45	14,102,578	$14,103	38,762,260	$-	$(4,238,735)	$34,537,671
Issuance of 410,000 of the total 645,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipients			410,000	410	1,358,740	779,025		2,138,175
Series A Preferred Stock dividend payable							(3,329)	(3,329)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(141,742)	(141,742)
Balance, March 31, 2023	44,500	$45	14,512,578	$14,513	$40,121,000	$779,025	$(4,385,286)	$36,529,296
Series A Preferred Stock dividend payable							(3,366)	(3,366)
Series B Preferred Stock dividend payable							(1,497)	(1,497)
Payment of the first installment of Merger Consideration (the issuance of 100 shares of common stock) pursuant to the Oculus Merger Agreement, on April 28, 2023			100	0.10	208.90			209
Net Income							1,659,461	1,659,461
Balance, June 30, 2023	44,500	$45	14,512,678	$14,513	$40,121,209	$779,025	$(2,730,688)	$38,184,103
Series A Preferred Stock dividend payable							(2,466)	(2,466)
Series B Preferred Stock dividend payable							(1,512)	(1,512)
Conversion of 2,000 shares of Series A Preferred Stock held by a non-affiliate into 200,000 shares of common stock, on August 4, 2023	(2,000)	(2)	200,000	200	(198)			-
Issuance of 93,000 shares of Deferred Contingent Stock related to the acquisition of Lifted, of which shares began being issued on February 24, 2023 upon direction by the Deferred Contingent Stock Recipient			93,000	93	308,202	(308,295)		-
Net Income							617,648	617,648
Balance, September 30, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,117,018)	$38,797,773
Series A Preferred Stock dividend payable							(1,890)	(1,890)
Series B Preferred Stock dividend payable							(1,512)	(1,512)
Net Income							23,640	23,640
Balance, December 31, 2023	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(2,096,780)	$38,818,011
Series A Preferred Stock dividend payable							(1,862)	(1,862)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(1,141,004)	(1,141,004)
Balance, March 31, 2024	42,500	$43	14,805,678	$14,806	$40,429,213	$470,730	$(3,241,142)	$37,673,649
Series A Preferred Stock dividend payable							(1,858)	(1,858)
Series B Preferred Stock dividend payable							(1,495)	(1,495)
Common stock buybacks and immediate cancellations between April 2, 2024 and April 9, 2024			(143,000)	(143)	(240,097)			(240,240)
Payment of the stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024			160,000	160	799,840			800,000
Net Loss							(523,212)	(523,212)
Balance, June 30, 2024	42,500	$43	14,822,678	$14,823	$40,988,956	$470,730	$(3,767,706)	$37,706,844
Series A Preferred Stock dividend payable							(1,889)	(1,889)
Series B Preferred Stock dividend payable							(1,499)	(1,499)
Excise taxes payable on common stock buybacks					(2,402)			(2,402)
Net Loss							(194,399)	(194,399)
Balance, September 30, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,965,493)	37,506,655
Series A Preferred Stock dividend payable							(1,891)	(1,891)
Series B Preferred Stock dividend payable							(1,509)	(1,509)
Net Income							1,186	1,186
Balance, December 31, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,967,708)	37,504,441
Series A Preferred Stock dividend payable							(1,851)	(1,851)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(303,042)	(303,042)
Balance, March 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,274,080)	37,198,068
Series A Preferred Stock dividend payable							(1,870)	(1,870)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(268,950)	(268,950)
Balance, June 30, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	(4,546,395)	36,925,753
Series A Preferred Stock dividend payable							(1,890)	(1,890)
Series B Preferred Stock dividend payable							(1,513)	(1,513)
Net Income							634,257	634,257
Balance, September 30, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	(3,915,542)	37,556,607
Series A Preferred Stock dividend payable							(1,890)	(1,890)
Series B Preferred Stock dividend payable							(1,512)	(1,512)
Net Loss							(24,920,943)	(24,920,943)
Balance, December 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(28,839,889)	12,632,260

The accompanying notes are an integral part of these consolidated financial statements.

LFTD PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the Years Ended
	December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net Income/(Loss)	$(24,858,678)	$(1,857,429)	$2,159,007
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities
Deferred Contingent Stock Compensation Expense	-	-	2,138,175
Impairment of Investment in Ablis	399,200	-	-
Impairment of Investment in Bendistillery	1,397,200	-	-
Impairment of Goodwill	23,092,794	-	-
Provision for Credit Losses – Extrax NM Loans	421,835	-	-
Sales Allowance	45,982	(531,582)	(316,382)
Spoiled and Written Off Inventory	1,017,103	1,550,599	2,056,603
Bad Debt Expense	558,522	1,469,078	353,162
Depreciation and Amortization	552,877	520,631	425,614
Loss/(Gain) on Lease Modification	-	(9,622)	-
Loss From Inventory Theft	358,072	-	-
Settlement Income	(233,412)	(10,000)	(506,211)
Debt Financing Expenses	41,121	11,152	60,548
Loss on Disposal of Fixed Assets	-	50,714	-
Loss on Jeeter Collab	-	1,349,467	-
Loss on Deposits	5,000	6,121	-
Gain on Forgiveness of Debt	(26,278)	-	-
Deferred Income Taxes	245,332	(544,616)	116,904
Effect on Cash of Changes in Operating Assets and Liabilities
Prepaid Expenses	1,249,987	684,546	(841,000)
Accounts Receivable	(473,188)	(10,926)	(1,483,181)
Inventory	(3,016,708)	(2,552,003)	(5,936,752)
Change in Right Of Use Asset	231,095	210,151	165,945
Change in Receivable Loans from Extrax NM	(57,392)	(364,443)	-
Other Assets	(56,553)	(19,666)	19,292
Income Tax Receivable and Payable, net	837,531	(22,970)	(737,018)
Management Bonuses Payable	-	-	-
Company-wide Management Bonus Pool	-	-	-
Interest Receivable	-	-	-
Collab Commissions and Royalties Payable	(37,342)	(111,022)	572,838
Deferred Revenue	705,373	438,785	(358,195)
Accounts Payable and Accrued Expenses	(1,526,626)	(1,310,873)	2,586,730
Accounts Payable and Interest Payable to Related Parties	4,114	(5,151)	1,710
Change in Settlement Asset and Receivables	669,002	262,697	233,450
Change in Finance and Operating Lease Liabilities	(224,460)	(163,705)	(72,311)
Net Cash Provided By/(Used In) Operating Activities	1,321,503	(960,067)	638,925
Cash Flows From Investing Activities
Net Cash Paid as Part of the Oculus Transaction	-	(200,000)	(342,068)
Purchase of Headquarters Building	-	-	(1,385,225)
Purchases of Fixed Assets	(121,639)	(313,763)	(789,662)
Proceeds from Disposal of Fixed Assets	-	34,189	-
Net Cash Used in Investing Activities	(121,639)	(479,574)	(2,516,955)
Cash Flows From Financing Activities
Proceeds from Related Party Note	350,000	-	-
Payments on Related Party Note	(346,154)	-	-
Proceeds from Surety Bank Loans	-	-	3,910,000
Payments on Surety Bank Loans	(2,570,033)	(517,213)	-
Payments of Dividends to Preferred Stockholders	(13,502)	(13,498)	(20,961)
Payment of Debt Financing Costs	-	-	(115,697)
Purchase of Shares of Common Stock	-	(240,240)	-
Payments on Finance Lease Liability	-	-	(68,396)
Net Cash Provided by/(Used In) Financing Activities	(2,579,688)	(770,951)	3,704,945
Net Increase/(Decrease) in Cash	(1,379,824)	(2,210,592)	1,826,916
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	3,146,947	5,357,539	3,530,623
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,767,123	$3,146,947	$5,357,539

	For the Years Ended
	December 31,
	2025	2024	2023
Supplemental Cash Flow Information
Cash Paid For Interest	$298,668	$359,373	$91,717
Cash Paid/(Received) For Income Taxes	(679,457)	31,693	1,167,028

Non-Cash Activities
Right-of-Use assets acquired from inception of Operating Leases	$-	$830,297	$296,209
Issuance of stock component of the second installment of Merger Consideration (the issuance of 160,000 shares of common stock) pursuant to the Oculus Merger Agreement, on May 13, 2024	-	800,000	-
Conversion of Series A and Series B Preferred Stock to Common Stock	-	-	200

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	$1,767,123	$2,146,947	$4,357,539
Restricted Cash	-	1,000,000	1,000,000
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$1,767,123	$3,146,947	$5,357,539

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

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made, d/b/a Urb Finest Flowers and d/b/a LM Nutra, Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand (www.urb.shop) and other brands, hemp-free health and wellness gummies under its Mielos brand (www.mielos.com), and hemp-free energy gummies under its Rebel Energy Gummy brand (www.RebelEnergyGummy.com). Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) hemp-derived products. Lifted also manufactures and sells hemp-derived and non-hemp-derived products to private label clients, and licenses the Urb brand name to Extrax NM LLC in New Mexico for use on marijuana products. LFTD Partners Inc. also owns 4.99% of hemp-derived beverage and products maker Ablis (www.Ablis.shop), and of craft distiller Bendistillery, Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com), both located in Bend, Oregon.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The accompanying audited consolidated financial statements include the accounts of LFTD Partners and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been included in the accompanying audited consolidated financial statements and consist of only normal recurring adjustments, except as disclosed herein. As part of the consolidation, all intercompany transactions are eliminated. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation.

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

Restricted Cash – The Company considers cash balances that are legally restricted as to withdrawal or usage to be restricted cash. Prior to the Loan Term Changes, the Company’s Business Loan Agreement with Surety Bank required the Company to maintain a $1,000,000 minimum deposit balance with the bank for the life of the Business Loan, which matures on December 14, 2028 (the “Minimum Deposit Balance”). Failure to maintain the Minimum Deposit Balance would have constituted an event of default under the Business Loan Agreement. The Company did not report any restricted cash as of December 31, 2025. As of December 31, 2024, the Company reported $1,000,000 of its deposit account balance with Surety Bank as restricted cash, which is classified as a non-current asset in the Consolidated Balance Sheets.

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

The Company’s Investments in Ablis and Bendistillery

The Company’s investments in Ablis and Bendistillery are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company owns less than 20% of the equity ownership of each of these entities and has no substantial influence over the management of the businesses. In accordance with US GAAP, the Company does not consolidate its financial statements with those of Ablis and Bendistillery.

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

The qualitative assessments at the end of first, second and third quarters are done via conference calls with the management teams of Ablis and Bendistillery. The qualitative assessment at the end of the fourth quarter relating to these entities also includes review of their respective financial statements that have been reviewed by a third-party accounting firm. At that time, the Company performs an annual impairment assessment. The reviewed financial statements of these companies are not audited, and the Company is not active in the management of these companies, and except for these companies’ quarterly meetings with the management of the Company, the Company’s assessment of these companies is inherently limited to infrequent and relatively brief conversations with officers of these companies and to reviews of those reviewed financial statements.

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

Accounting Standards Update 2025-05 (“Update”) to ASC Topic 326 is effective for periods beginning after December 15, 2025. The amendments in this Update provide a practical expedient under which an entity assumes that current conditions as of the balance sheet date do not change for the remaining life of the current trade receivables, thereby eliminating the requirement to identify, analyze, and document macroeconomic data as part of developing a reasonable and supportable forecast when estimating expected credit losses.

LFTD Partners elects the practical expedient, starting with its financial statements for the year ended December 31, 2025, to assume balance sheet date conditions do not change for the remaining life of current trade receivables.

In performing its CECL Model Analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. Accounts receivable of $2,181,524, net of $1,269,590 allowance for doubtful accounts, were outstanding at December 31, 2025. In comparison, accounts receivable of $2,358,823, net of $853,329 allowance for doubtful accounts, were outstanding at December 31, 2024.

The Company records an allowance for sales for estimated future discounts and refunds related to products sold prior to the reporting period end that are expected to be credited or refunded to customers. The allowance represents management’s estimate of consideration to which the Company does not expect to be entitled and is recorded as a reduction of net sales. Sales allowances of $350,000 and $304,018 were reported as of December 31, 2025 and December 31, 2024, respectively.

Adjustments to the allowance for sales, whether increases or decreases, are recorded as adjustments to net sales in the Consolidated Statements of Operations, with a corresponding adjustment to the Return Liability within current liabilities on the Consolidated Balance Sheets. In prior periods, the allowance was presented as a contra accounts receivable account; however, the Company has reclassified the balance to a Return Liability to more appropriately reflect the nature of the obligation under ASC 606.

A primary impetus for the need of a sales allowance is because the regulatory landscape at the municipal, state and federal levels in which Lifted operates is unstable and unpredictable. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Moreover, sometimes in the past, when employees of federal, state and local regulatory agencies and/or law enforcement have made statements and/or issue correspondence that claim or imply that certain products that Lifted sells are unsafe or illegal, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, have triggered confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently have resulted in returns of our products. On a case-by-case basis, the Company has credited or refunded the customer for returns. In many cases, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. In anticipation of making discretionary concessions and issuing credits for certain returned products, management records a sales allowance.

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

Customer Concentration Risk – As of December 31, 2025, and 2024, three customers each represented more than 10% of gross accounts receivable.

Inventory – Inventory is valued at the lower of average cost or market value (net realizable value). The net realizable value of inventory represents the estimated selling price for inventory in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, and expected future selling price the Company expects to realize by selling the inventory. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance.

Inventory consisted of the following at December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Raw Goods	$5,906,501	$5,867,526
Finished Goods	5,051,322	3,448,765
Total Inventory	$10,957,823	$9,316,291

Overhead expenses related to leases, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods. At December 31, 2025, $373,269 of overhead expenses were allocated to finished goods. In comparison, at December 31, 2024, $383,646 of overhead expenses were allocated to finished goods.

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

During each of the fiscal quarters leading up to November 12, 2026, management will carefully consider the value of hemp-derived finished goods and raw goods that are in Lifted’s inventory, relative to recent sales and market demand and the regulatory landscape, in order to make a determination if hemp-related product inventory write-offs or if an inventory allowance over hemp-derived products is necessary. It is unknown to management what the demand for hemp products will be through November 12, 2026. No allowance was taken against Lifted's hemp-derived inventory as of December 31, 2025; management believes that such an action would be premature.

Events that might trigger the need for an inventory reserve include, but are not limited to:

-Sustained decline in sales of particular products;

-Adverse regulatory developments with increased certainty;

-Significant increases in inventory aging or obsolescence; and

-Observable deterioration in customer demand.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

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

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                Inventory

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

On December 30, 2022, Lifted was able to reach an agreement for the forgiveness of $630,000 of payables owed to its third-party disposable vape device manufacturer. The agreement also includes credits to Lifted against future purchases from the device manufacturer totaling $370,047. The credit was to be provided by the manufacturer at the rate of $46,255.87 per quarter beginning with the first quarter of 2023 and continuing for the next six consecutive quarters, with a final quarterly credit of $46,255.91 for the fourth quarter of 2024. The agreement is a result of the vape manufacturer agreeing to share a portion of the Company’s prior $2,313,902 write-off of certain 2 mL disposable vapes that were written off due to clogging issues.

The payable forgiveness resulted in a net $485,496 improvement to the cost of goods sold and accrued liabilities sections of the Company’s consolidated statements of operations as of December 30, 2022. The $370,047 in credits had been booked as an asset as of December 30, 2022 and was recognized as other income amortized quarterly by December 31, 2024.

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

As described in NOTE 16 – SUBSEQUENT EVENTS, effective as of February 1, 2026 (the “Expansion Date #2”), the lease of the space located at 5732 95th Ave., Suites 100, 200 and 300, Kenosha, WI 53144 was amended (the “Third Amendment to the 5732 Lease”) to expand the square footage of the leased space to include an additional 2,700 square feet of space located at 5732 95th Avenue, Suite 400, Kenosha, Wisconsin 53144 (the “Expansion Area #2”). This space is currently being used for storage. Under the Third Amendment to the 5732 Lease, Tenant is required to remit an additional security deposit of $3,547.00 to the landlord for a total security deposit of $8,735.67. Pursuant to a fourth amendment to the lease of the space located at 5732 95th Ave., Suites 100-400, Kenosha, WI 53144 (the “Fourth Amendment to the 5732 Lease”), the Termination Date of Expansion Area #2 is February 29, 2028, which is consistent with the Termination Date of the lease of the space located at 5732 95th Ave., Suites 100-300, Kenosha, WI 53144.

Revenue – The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. The majority of the Company’s sales are of branded products to distributors, wholesalers, and end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. The majority of the Company’s sales are to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. Distributors primarily sell Lifted’s products to vape and smoke shops, stores specializing in hemp-derived products, convenience stores, health food stores, and other outlets. Lifted extends terms selectively to certain distributors and wholesalers. End consumers do not have payment terms; end consumers pay at the time of purchase.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

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

In July 2025, the Parties agreed:

a)	That Extrax would not remit 50% of its monthly gross revenue to Lifted, starting with April 2025;
b)	Lifted would not make any more loans to Extrax; and
c)	For any future purchase of inventory from Lifted, Extrax would pay Lifted in full upon receipt of an invoice from Lifted (“July Agreement”)

Then, as of September 30, 2025, Lifted and ENM signed an Agreement pursuant to which ENM has acknowledged that it owes Lifted a total $421,835 in loans, and is obligated to pay Lifted a total of $102,686 in invoices; provided that the Agreement acknowledges that the repayment dates for those loans and invoices are uncertain, and that Lifted and ENM intend to restructure their deal no later than December 31, 2025, in a writing to be mutually agreed upon by Bobby Hallock on behalf of ENM and by Nicholas S. Warrender (“NWarrender”) on behalf of Lifted, so that, among other things, such loans and invoices are to be repaid by Extrax to Lifted over time using just Lifted’s share of the free cash flow generated by ENM’s operations under such restructured deal.

Because no restructuring of the deal occurred by December 31, 2025, and because the loans receivable from ENM are subject to allowance considerations under ASC 326, the Company determined that an allowance against the outstanding loans (“Provision for Credit Losses – Extrax NM Loans”) was necessary as of December 31, 2025.

As such, as of December 31, 2025, the loans receivable from ENM (a non-current asset) total $421,835, and a Provision for Credit Losses – Extrax NM Loans for the same amount is recorded. As of December 31, 2024, the loans receivable from ENM (a current asset) total $364,443; no allowance had been recorded as of December 31, 2024. The loans are non-interest bearing.

No License Fee was reported during the twelve months ended December 31, 2025. $280,814 of License Fee was reported during the twelve months ended December 31, 2024; no License Fee was reported during the twelve months ended December 31, 2023.

ENM also owed Lifted a total of $102,686 of invoices as of December 31, 2025 and $153,333 of invoices as of December 31, 2024; there is an allowance recorded against the $102,686 of receivable invoices as of December 31, 2025, because they are all older than 90 days, and the Company’s policy is to record an allowance for doubtful accounts for accounts receivable older than 90 days. No allowance was reported against the $153,333 of invoices receivable as of December 31, 2024 because they were not older than 90 days.

Deferred Revenue – Amounts received from a customer before the purchased product is shipped to the customer are treated as deferred revenue. If cash is not received, an accounts receivable is recognized for the invoiced order, but revenue is not recognized until the order is fully shipped.

At December 31, 2025, total deferred revenue was $1,380,049, all of which is expected to be recognized as revenue in 2026. At December 31, 2024, total deferred revenue was $674,676, the majority of which was recognized as revenue in 2025. Deposits from customers on unfulfilled orders totaled $393,501 as of December 31, 2025, and $334,091 as of December 31, 2024.

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

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Year Ended
	December 31,
Type of Sale	2025		2024		2023
Raw Goods	$608,560	2%	$1,004,939	3%	$180,743	0%
Private Label Clients	2,033,970	6%	3,219,428	9%	1,500,344	3%
Wholesalers	5,210,455	14%	9,548,862	26%	10,730,095	21%
Distributors	24,736,141	67%	19,929,802	53%	36,724,597	71%
End Consumers	4,331,674	12%	3,622,197	10%	2,474,784	5%
Net Sales	$36,920,799	100%	$37,325,228	100%	$51,610,562	100%

	For the Year Ended
	December 31,
Product Type	2025		2024		2023
Vapes	$4,983,961	13%	$16,364,961	44%	$27,048,471	52%
Edibles	29,629,207	80%	15,890,826	43%	15,125,799	29%
Flower	1,082,462	3%	1,572,919	4%	5,193,884	10%
Cartridges	1,153,145	3%	3,263,221	9%	4,135,941	8%
Apparel and Accessories	72,024	0%	233,302	1%	106,467	0%
Net Sales	$36,920,799	100%	$37,325,228	100%	$51,610,562	100%

	For the Year Ended
	December 31,
Hemp vs Non-Hemp Product Sales	2025		2024		2023
Hemp products	$19,099,388	52%	$35,049,148	94%	$48,064,790	93%
Non-hemp products	17,821,411	48%	2,276,080	6%	3,545,772	7%
Net Sales	$36,920,799	100%	$37,325,228	100%	$51,610,562	100%

	For the Year Ended
	December 31,
Geographic Market	2025		2024		2023
United States	$36,918,946	100%	$37,325,228	100%	$51,610,562	100%
International	1,853	0%	0	0%	0	0%
Net Sales	$36,920,799	100%	$37,325,228	100%	$51,610,562	100%

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

Cost of goods sold amounted to $24,300,144, $24,570,399 and $31,906,278 during the years ended December 31, 2025, 2024, and 2023, respectively. $1,017,103, $1,550,599 and $2,056,603 of cost of goods sold relates to spoiled and obsolete inventory written off during the years ended December 31, 2025, 2024 and 2023, respectively.

Operating Expenses – Operating expenses include accounts such as payroll expenses, deferred stock compensation expense, the company-wide management bonus pool, management bonuses, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, depreciation and amortization, collaboration commissions and royalties expense, and other operating expenses. Total operating expenses were $11,707,447 for the year ended December 31, 2025, compared to $13,528,293 for the year ended December 31, 2024, and $17,294,095 for the year ended December 31, 2023.

The Company’s reported bad debt expense stems from the Company’s CECL Model analysis, which is described above, in the Accounts Receivable section. As described in ITEM 1A. RISK FACTORS, the delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. As described in the Accounts Receivable section above, the Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share.

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

Earnings/(Loss) Per Common Share Attributable to Common Stockholders – Basic earnings/(loss) per common share attributable to common stockholders is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per common share attributable to common stockholders is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants, convertible preferred stock and any issuable Deferred Contingent Stock are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings/(loss) per common share for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended
	December 31,
	2025	2024	2023
Net Income/(Loss)	$(24,858,678)	$(1,857,429)	$2,159,007
Less: Accrued Preferred Stock Dividends	(13,502)	(13,498)	(17,051)
Net Income/(Loss) Attributable to Common Stockholders	$(24,872,180)	$(1,870,927)	$2,141,956

Weighted average number of common shares outstanding
Basic	14,822,678	14,802,689	14,555,279
Diluted	14,822,678	14,802,689	16,439,477

Earnings/(Loss) Per Common Share Attributable to Common Stockholders
Basic	$(1.68)	$(0.13)	0.15
Diluted	$(1.68)	$(0.13)	0.13

Included in the December 31, 2023 diluted EPS calculation was the minimum number of shares of common stock (160,000) that would eventually be issued pursuant to the Oculus Merger Agreement.

Recent Accounting Pronouncements – On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024, and as such the guidance was adopted by the Company in its 2025 year-end financial statements. Refer to NOTE 14 – INCOME TAXES for more information.

In addition, in November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact, if any, that the updated standard will have on the consolidated financial statements.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05 to Financial Instruments – Credit Losses (Topic 326) (“Update”). The amendments in this Update provide a practical expedient under which an entity assumes that current conditions as of the balance sheet date do not change for the remaining life of the current trade receivables, thereby eliminating the requirement to identify, analyze, and document macroeconomic data as part of developing a reasonable and supportable forecast when estimating expected credit losses. LFTD Partners elects the practical expedient, starting with its financial statements for the year ended December 31, 2025, to assume balance sheet date conditions do not change for the remaining life of current trade receivables.

Advertising and Marketing Expenses – Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily relate to marketing campaigns, trade shows, digital marketing, and promotional products. Lifted has been engaging with third party specialists to increase its presence in the direct-to-consumer space. During the year ended December 31, 2025, the Company incurred $1,985,021 of advertising and marketing expenses. In comparison, during the years ended December 31, 2024 and December 31, 2023, the Company incurred $1,155,067 and  $951,266 of advertising and marketing expenses.

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

As described in NOTE 16 – SUBSEQUENT EVENTS, effective as of February 1, 2026 (the “Expansion Date #2”), the lease of the space located at 5732 95th Ave., Suites 100-300, Kenosha, WI 53144 was amended (the “Third Amendment to the 5732 Lease”) to expand the square footage of the leased space to include an additional 2,700 square feet of space located at 5732 95th Avenue, Suite 400, Kenosha, Wisconsin 53144 (the “Expansion Area #2”). This space is currently being used for storage. Pursuant to a fourth amendment to the lease of the space located at 5732 95th Ave., Suites 100-400, Kenosha, WI 53144 (the “Fourth Amendment to the 5732 Lease”), the Termination Date of Expansion Area #2 is February 29, 2028, which is consistent with the Termination Date of the lease of the space located at 5732 95th Ave., Suites 100-300, Kenosha, WI 53144.

Accounting for Goodwill – Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisitions is attributable to the value of the potential expanded market opportunity with new customers.

Goodwill is not amortized.  Goodwill is tested at least annually for impairment at the report unit level. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount.

Impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. However, an entity shall consider the related income tax effect from any tax deductible goodwill, if applicable, when measuring the goodwill impairment loss.

An entity may first assess qualitative factors, to determine whether it is necessary to perform the quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).

An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill.

An entity has an unconditional option to bypass the qualitative assessment described in the preceding paragraph for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, an entity shall assess relevant events and circumstances. Examples of such events and circumstances include the following:

a.

Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets

b.

Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development

c.	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows
d.	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods
e.	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation
f.

Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit

g.	If applicable, a sustained decrease in share price (considered in both absolute terms and relative to peers).

If, after assessing the totality of events or circumstances such as those described in the preceding paragraph, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

If, after assessing the totality of events or circumstances such as those described previously, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform the quantitative goodwill impairment test.

The examples included above are not all-inclusive, and an entity shall consider other relevant events and circumstances that affect the fair value or carrying amount of a reporting unit in determining whether to perform the quantitative goodwill impairment test. An entity shall consider the extent to which each of the adverse events and circumstances identified could affect the comparison of a reporting unit's fair value with its carrying amount. An entity should place more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. An entity also should consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity has a recent fair value calculation for a reporting unit, it also should include as a factor in its consideration the difference between the fair value and the carrying amount in reaching its conclusion about whether to perform the quantitative goodwill impairment test.

An entity shall evaluate, on the basis of the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. None of the individual examples of events and circumstances included above are intended to represent standalone events or circumstances that necessarily require an entity to perform the quantitative goodwill impairment test. Also, the existence of positive and mitigating events and circumstances is not intended to represent a rebuttable presumption that an entity should not perform the quantitative goodwill impairment test.

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill.  The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. In estimating the fair value of a reporting unit, a valuation technique based on multiples of earnings or revenue or a similar performance measure may be used if that technique is consistent with the objective of measuring fair value. Use of multiples of earnings or revenue in determining the fair value of a reporting unit may be appropriate, for example, when the fair value of an entity that has comparable operations and economic characteristics is observable and the relevant multiples of the comparable entity are known. Conversely, use of multiples would not be appropriate in situations in which the operations or activities of an entity for which the multiples are known are not of a comparable nature, scope, or size as the reporting unit for which fair value is being estimated.

If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, an entity shall consider the income tax effect from any tax deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss.

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

Goodwill impairment charges on the Lifted Goodwill and Oculus Goodwill were recorded as of December 31, 2025; reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $28,839,889 as of December 31, 2025. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The Company’s investments in Ablis and Bendistillery made the Company a minority owner of these companies. As a minority owner, the Company is not able to recognize any portion of Ablis’ or Bendistillery’s revenues or earnings in the Company’s financial statements. The Company monitors its investments in Ablis and Bendistillery and from time to time will evaluate whether there has been a potential impairment of value, which there was as of December 31, 2025. Refer to the following sections for more information about the impairment charges recorded against the Company’s investments in Ablis and Bendistillery as of December 31, 2025:

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

The Company currently is making payments of interest and principal on its loan from Surety Bank, and is accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. As extensively discussed in this document, the Company is subject to a wide variety of Risk Factors including substantial legal and regulatory risks. You should carefully consider the risks outlined in ITEM 1A. RISK FACTORS, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Cautionary Note Regarding Forward-Looking Statements”, “SUMMARY OF RISK FACTORS”, and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. These matters cumulatively raise substantial doubt about the Company’s ability to continue as a going concern.

The legal and regulatory risks facing the Company’s business are particularly acute at this point in time, in at least the following respects:

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

1)

The elimination of half or more of Lifted’s sales. Sales of hemp-derived products made up approximately 52% of Lifted’s sales during the year ended December 31, 2025; thus, the Act could eliminate approximately half or more of the Company’s revenue;

2)

Goodwill impairment charges. As a result of LFTD Partners' acquisition of Lifted, LFTD Partners recognized goodwill of $22,292,767 ("Lifted Goodwill"). As a result of Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., LFTD Partners recognized goodwill of $800,027 ("Oculus Goodwill"). The Act necessitated the calculation and recording of an impairment charge on the Lifted Goodwill and Oculus Goodwill. As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0.

3)

An investment impairment charge. The Act necessitated the calculation and recording of an impairment of LFTD Partners’ investment in hemp-derived beverage and products maker Ablis. On April 30, 2019, LFTD Partners purchased 4.99% of the common stock of Ablis for $399,200. As of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Ablis, reducing the carrying value of the investment to $0.

4)

Significant write offs of inventory. The Act will most likely negatively impact the pricing of hemp-derived products, the availability and price of raw goods, and production forecasting and sales, which may lead to the recording of inventory allowances against, or write offs of, our hemp-derived inventory each quarter end leading up to November 12, 2026. Moreover, any hemp-derived products in inventory on November 12, 2026 will have to be written off.

5)

Significant write offs of accounts receivable. The Act will have a material adverse effect on the wholesalers and distributors that sell our products. In turn, these wholesalers and distributors may disregard their payment terms and not pay us for the product that they have purchased, causing us to have to correspondingly increase our allowance for doubtful accounts, and eventually writing off the accounts receivable.

6)

Impairments of, or losses on the disposition of, hemp-related fixed assets. The Act is expected to materially reduce or eliminate the utility and marketability of fixed assets used primarily in the manufacture of hemp-derived products. As a result, we may be required to record impairment charges on these assets, and any efforts to sell such assets may result in significant losses due to limited demand or substantial price discounts.

7)

Sales of fixed or other assets to fund ongoing operations. If the Act materially reduces our revenue from hemp-derived products, our cash flow may be insufficient to support ongoing operating expenses. In that event, we may be required to sell fixed assets or other assets to generate liquidity, which could occur at unfavorable prices and materially adversely affect our financial condition.

8)

Workforce reductions and termination of contractor relationships. If the Act materially reduces demand for our hemp-derived products, we may be required to reduce our workforce and terminate relationships with independent contractors. Such actions could disrupt our operations, result in restructuring costs, and adversely affect our ability to operate or pursue future business opportunities.

9)

Reduced interest in our Company and in our common stock from investors, potential financing sources, and potential merger candidates. Just the passing of the Act has significantly reduced interest in our Company and in our common stock from investors, potential financing sources, and potential merger candidates, because the Act calls into question our Company’s short-term and long-term financial and operational viability, growth prospects, liquidity, and potential for listing on a national stock exchange; and if the Act is not replaced, impacted or amended by subsequent acts of Congress prior to November 12, 2026, then these negative impacts on our Company and our common stock are likely to even further intensify.

Additional factors that could materially adversely affect the Company’s future operating results include, but are not limited to: other changes to federal laws and regulations; any new rule proposed by the federal Drug Enforcement Administration that might attempt to classify certain hemp-derived products as controlled substances; and any other federal or state laws and regulations prohibiting or restricting hemp-derived, kratom-derived, nicotine or other psychoactive products and/or vaping.

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

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

As a result of LFTD Partners' acquisition of Lifted, LFTD Partners recognized goodwill of $22,292,767 ("Lifted Goodwill"). As a result of Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., LFTD Partners recognized goodwill of $800,027 ("Oculus Goodwill"). At December 31, 2025, the Company performed its annual goodwill impairment assessment, and determined that an impairment was necessary.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

The Act necessitated the calculation and recording of an impairment charge on the Lifted Goodwill and Oculus Goodwill. As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0. In its goodwill impairment analysis, the Company took both an income approach and market approach to determining the fair value of the reporting unit.

The Company’s Investments in Ablis and Bendistillery

On April 30, 2019, the Company purchased 4.99% of the common stock of each of Ablis Holding Company, Bendistillery, Inc., and Bend Spirits, Inc. for an aggregate purchase price of $1,896,200. In the second quarter of 2025, Bend Spirits was merged into Bendistillery for operational efficiency.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

The Act necessitated the calculation and recording of an impairment of LFTD Partners’ investment in Ablis. On April 30, 2019, LFTD Partners purchased 4.99% of the common stock of Ablis for $399,200. As of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Ablis, reducing the carrying value of LFTD Partners’ investment in Ablis to $0.

Regarding LFTD Partners investment in Bendistillery: distillers such as Bendistillery are navigating a tougher, more complex environment than they did even a few years ago. Liquor companies today are balancing category decline, stricter rules, and higher costs while trying to stay culturally relevant. Consequently, as of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Bendistillery, reducing the carrying value of LFTD Partners’ investment in Bendistillery to $99,800.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

	December 31,
Asset Class	2025	2024
Building	$805,545	$805,545
Land	430,754	430,754
Machinery & Equipment	1,566,661	1,454,958
Furniture & Fixtures	138,184	138,184
Computer Equipment	21,510	18,979
Building & Leasehold Improvements	640,499	633,094
Vehicles	64,309	64,309
Trade Show Booths	214,457	214,457
Sub-total:	$3,881,920	$3,760,281

Less: Accumulated Depreciation	(1,608,543)	(1,055,666)
	$2,273,377	$2,704,615

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense.

Depreciation expense related to machinery and equipment and depreciation expense related to the 5511 Building, totaling $305,104 for the year ended December 31, 2025, was allocated as overhead to finished goods as of December 31, 2025. After this allocation, depreciation expense of $247,774 was recognized during the year ended December 31, 2025.

Depreciation expense related to machinery and equipment and depreciation expense related to the 5511 Building, totaling $302,009 for the year ended December 31, 2024, was allocated as overhead to finished goods as of December 31, 2024. After this allocation, depreciation expense of $218,622 was recognized during the year ended December 31, 2024.

Depreciation expense related to machinery and equipment, totaling $218,882 for the year ended December 31, 2023, was allocated as overhead to finished goods as of December 31, 2023. After this allocation, depreciation expense of $166,330 was recognized during the year ended December 31, 2024.

NOTE 6 – THEFT OF INVENTORY

Included in net non-operating Other Expenses of for the year ended December 31, 2025 was Loss From Inventory Theft of $108,072. In July 2025, $335,460 worth of finished goods were stolen off of Lifted’s third-party shipper's truck just after leaving Lifted's co-packer's facility in Orange County, California. The thieves were apprehended by authorities, and Lifted filed an insurance claim with the shipping company's insurance company. Lifted’s co-packer credited Lifted $40,000. On November 6, 2025, Lifted executed a Property Damage-Liability Release with the insurance carrier of the shipping company, in exchange for the insurance company paying $250,000. Also included in Loss From Inventory Theft for the year ended December 31, 2025 is $11,507 worth of finished goods that were stolen in September 2025 in transit to a customer. Lifted has filed an insurance claim with the shipping company's insurance company, but it is an unknown how much, if any, of the stolen product will be reimbursed by the insurance company.

NOTE 7 – INTANGIBLE ASSETS, NET

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Combinations

Accounting for Goodwill

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

NOTE 8 – RELATED PARTY TRANSACTIONS

Ablis

During the year ended December 31, 2025, Lifted sold $5,038 worth of finished goods to Ablis.

Compensation of Executives and Directors

Please refer to the section ITEM 11. EXECUTIVE COMPENSATION for executive and director compensation information.

Robert T. Warrender II

In January 2022, Lifted hired Mr. Robert T. Warrender II, NWarrender’s father, as an employee, with a salary of $60,000 per year; Mr. Warrender served as an employee until his passing in December 2024. Mr. Warrender also served as a Director of LFTD Partners Inc. As of December 31, 2025 and December 31, 2024, $0 and $1,190 in expense reimbursements were accrued as payable to Mr. Warrender, respectively.

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

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest (the “Working Capital Loan”), and (2) a $910,000 loan at 10% fixed annual interest, the net proceeds of which were used by Lifted to pay a portion of the $1,375,000 purchase price of the 5511 Building (the “Building Loan”). Prior to the WCL Payoff (defined below), the two loans had been cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted, in favor of Surety Bank.

Then, on November 20, 2025, Borrower paid off the principal balance and accrued interest on the Working Capital Loan, which totaled $1,411,125, with no prepayment penalty (“WCL Payoff”). Following the WCL Payoff, Lender also agreed to immediately waive the covenants of the Business Loan Agreement regarding maintaining a minimum 1.50x debt service coverage ratio, and a $1,000,000 minimum deposit account balance (“Loan Term Changes”).

Prior to the WCL Payoff, the Board of Directors of the Company had authorized management of the Company to explore a sale of the 5511 Building, and, if the 5511 Building is sold, to apply the net proceeds of such sale, firstly to the full repayment of the Building Loan, and secondly to the partial repayment of the Working Capital Loan. Simultaneously with such authorization, the Board of Directors of the Company had authorized management of the Company to apply certain tax refunds expected to be received by the Company, plus certain cash on hand held by the Company, to the partial or full repayment of the Working Capital Loan. Pursuant to this authorization, during the third quarter ended September 30, 2025, the Working Capital Loan was paid down $592,050 using certain tax refunds received by the Company. Then, on November 20, 2025, the remaining principal and accrued interest on the Working Capital Loan (totaling $1,411,125) was paid off.

Laurie Warrender

On December 30, 2024, Laurie Warrender, NWarrender’s mother, was hired as an employee of Lifted, as a consultant and advisor to NWarrender, with a salary of $5,000 per month. As of December 31, 2025, the Company reported expense reimbursements payable to Ms. Warrender totaling $5,304. There were no expense reimbursements payable to Laurie Warrender as of December 31, 2024.

Mystic Foods LLC

During the year ended December 31, 2025, Lifted purchased $1,260 worth of food for a Lifted function from Mystic Foods LLC, a company owned by NWarrender’s brother.

William C. “Jake” Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through December 31, 2025, and also through December 31, 2024, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

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

Listing Contract

On July 21, 2025, Lifted (“Seller”) entered into a listing contract with @properties (the “Firm”). The Seller’s listing agents with @properties are Seller’s director Kevin Rocio and Jake Hansen. The listing contract gives the Firm the exclusive right to sell the 5511 Building. The term of the contract is from July 21, 2025 up to the earlier of midnight on July 21, 2026, or the conveyance of the entire 5511 Building. The Firm’s commission shall be 3% of the sale price. Seller shall pay the Firm’s commission, which shall be earned, if, during the term of the listing: (1) Seller sells all or any part of the 5511 Building; (2) Seller grants an option to purchase all or any part of the 5511 Building which is subsequently exercised; (3) Seller exchanges all or any part of the 5511 Building; or (4) A transaction occurs which causes an effective change in ownership or control of all or any party of the 5511 Building. Once earned, the Firm’s commission is due and payable in full at the closing.

NOTE 9 – SHAREHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

Issuance of Series A Convertible Preferred Stock

The Company has authorized 400,000 shares of its Series A Convertible Preferred Stock, each convertible into 100 shares of common stock. The Series A Preferred Stock accrues cumulative dividends at 3% annually and has no voting rights. The shares are voluntarily convertible by the holder and are subject to mandatory conversion at the Company’s option upon the satisfaction of specified trading price and volume thresholds. As of December 31, 2025 and 2024, 63,650 shares of Series A Preferred Stock had previously been converted into 6,365,000 shares of common stock. No additional conversions occurred during 2025 or 2024. As of December 31, 2025 and 2024, 2,500 shares remain outstanding, convertible into 250,000 shares of common stock. Accrued dividends payable were $5,328 at both December 31, 2025 and 2024. Cash dividends paid totaled $7,500 in each of 2025 and 2024, and $14,961 in 2023.

Issuance of Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of its Series B Convertible Preferred Stock, each convertible into one share of common stock. The Series B Preferred Stock accrues cumulative dividends at 3% annually and has no voting rights. The shares are voluntarily convertible by the holder and are subject to mandatory conversion at the Company’s option upon the satisfaction of specified trading price and volume thresholds. As of December 31, 2025 and 2024, 60,000 shares of Series B Preferred Stock had previously been converted into 60,000 shares of common stock. No additional conversions occurred during 2025 or 2024. As of December 31, 2025 and 2024, 40,000 shares remain outstanding, convertible into 40,000 shares of common stock.

Share-Based Compensation

In connection with the acquisition of Lifted, 645,000 shares of unregistered common stock were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to individuals identified at closing. Beginning February 24, 2023, shares were issued to recipients as the applicable conditions were satisfied. Due to the restricted nature and limited marketability of the Company’s common stock, third-party valuation firms were engaged to determine appropriate discounts for financial reporting and tax purposes using the Finnerty Protective Put Model. For financial reporting purposes, a 22% discount for lack of marketability was applied to the 645,000 shares as of February 24, 2023, resulting in recognition of $2,138,175 of stock-based compensation expense. For tax reporting purposes, discounts ranging from 23% to 31% were applied to shares issued during 2023, and a 27% discount was applied to the 93,000 shares issued on September 21, 2023. As of December 31, 2025, 142,000 shares of Deferred Contingent Stock remained issuable upon recipient instruction and were included in diluted earnings per share calculations. The same number of issuable shares was included in diluted EPS at December 31, 2024 and 2023.

Options and Warrants

As of December 31, 2025, the Company did not have any options or warrants outstanding.

As of December 31, 2024, in addition to our outstanding common stock, we had outstanding warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which were vested and none of which were included in the December 31, 2024 diluted EPS calculation; all of these warrants expired in the first quarter of 2025.

In comparison, as of December 31, 2023, in addition to our outstanding common stock, we had outstanding (a) options to purchase 1,076,698 shares of common stock at $2.00 per share, (b) warrants to purchase 155,500 shares of common stock at $1.00 per share, (c) rights to purchase warrants to purchase 100,000 shares of common stock at $1.85 per share, and (d) warrants to purchase 2,280,000 shares of common stock at $5.00 per share, all of which were vested as of December 31, 2023.

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

The following is a summary of share-based compensation, stock option and warrant activity as of December 31, 2025 and changes during the year then ended:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Exercisable Warrant Outstanding, December 31, 2024	2,280,000	$5.00	0.15	$-
Warrants That Expired During Q1 2025	(2,280,000)
Exercisable Option and Warrant Outstanding, December 31, 2025	0	$-	0	$-
Outstanding Options and Warrants, December 31, 2025	0	$-	0	$-

NOTE 10 – LEASES

Lease and Purchase of 5511 95th Avenue

On December 18, 2020, the Company’s wholly owned subsidiary, Lifted, entered into a five-year triple-net lease, effective January 1, 2021, for approximately 11,238 square feet located at 5511 95th Avenue, Kenosha, Wisconsin (the “5511 Building”). The landlord, 95th Holdings, LLC, was an entity owned by Nicholas S. Warrender, the Company’s Vice Chairman and Chief Operating Officer, and the transaction was therefore considered a related-party transaction.

The lease provided for annual base rent beginning at approximately $68,889 in 2021, subject to 2% annual increases, plus taxes and operating expenses. The parties agreed that Lifted would purchase the property for a fixed price of $1,375,000. In connection with that agreement, the lease was accounted for as a finance lease and subsequently modified to reflect the fixed purchase obligation.

On December 14, 2023, Lifted purchased the 5511 Building for $1,375,000 in cash. Upon acquisition, the Company derecognized the related finance lease right-of-use asset and lease liability and recorded the property as land and building on the Consolidated Balance Sheet.

Lease of 8920 58th Place, Suite 850, Kenosha, Wisconsin

On September 23, 2021, Lifted entered into a lease agreement for approximately 5,000 square feet of office and warehouse space located at 8920 58th Place, Suite 850, Kenosha, Wisconsin. The lease commenced on October 1, 2021 and had an initial three-year term. The property was subsequently sold, and the successor landlord assumed the lease. The lease provided for base rent beginning at approximately $2,396 per month, subject to annual increases of 3%, plus Lifted’s proportionate share of real estate taxes and operating expenses. The facility was used for sales offices, finished goods storage, and shipping operations. The lease was accounted for as an operating lease.

The lease was terminated effective March 31, 2024 in connection with amendments to the Company’s other 58th Place lease arrangements.

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

Lease of Space Located at 9560 58th Place, Suite 360, Kenosha, Wisconsin 53144

On May 31, 2022, Lifted entered into a lease for approximately 6,132 square feet of office and manufacturing space located at 9560 58th Place, Suite 360, Kenosha, Wisconsin. The lease commenced on July 1, 2022 and had an initial five-year term ending June 30, 2027. The property was subsequently sold, and the successor landlord assumed the lease. The lease provided for initial base rent of approximately $5,493 per month, subject to scheduled annual increases, plus Lifted’s proportionate share of real estate taxes and operating expenses. The lease was accounted for as an operating lease. The lease was terminated effective March 31, 2024 in connection with amendments to the Company’s other 58th Place lease arrangements. Refer to NOTE 10 – LEASES for additional information regarding the Company’s lease commitments.

Lease of Space Located at 5732 95th Avenue, Suites 100-400, Kenosha, Wisconsin 53144

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

Third and Fourth Amendments to the 5732 Lease

As described in NOTE 16 – SUBSEQUENT EVENTS, effective as of February 1, 2026 (the “Expansion Date #2”), the 5732 Lease was amended (the "Third Amendment to the 5732 Lease”) to expand the square footage of the leased space to include an additional 2,700 square feet of space located at 5732 95th Avenue, Suite 400, Kenosha, Wisconsin 53144 (the “Expansion Area #2”). This space is currently being used for storage.

Commencing on the Expansion Date #2, the base monthly rent for the Expansion Area #2 is:

Date	Base Monthly Rent
February 1, 2026 - February 28, 2026	$0.00
March 1, 2026 – February 28, 2027	$2,214.00
March 1, 2027 – February 29, 2028	$2,304.00
March 1, 2028 – February 28, 2029	$2,396.25

Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. Ladi is currently in receipt of $5,188.67 as security deposit for the 5732 Lease. Under the Third Amendment to the 5732 Lease, Tenant is required to remit an additional security deposit of $3,547.00 to Ladi for a total security deposit of $8,735.67.

Pursuant to a fourth amendment to the lease of the space located at 5732 95th Ave., Suites 100-400, Kenosha, WI 53144 (the “Fourth Amendment to the 5732 Lease”), the Termination Date of Expansion Area #2 is February 29, 2028, which is consistent with the Termination Date of the lease of the space located at 5732 95th Ave., Suites 100-300, Kenosha, WI 53144.

The 5732 Lease, the First Amendment to the 5732 Lease, the Third Amendment to the 5732 Lease and the Fourth Amendment to the 5732 Lease are accounted for as a single operating lease.

Lease of Space Located at 16178 US Hwy 550, Aztec, New Mexico

In connection with the Oculus merger, Lifted assumed a lease for approximately 4,800 square feet of office and operational space, including a fenced parking area, located at 16178 US Hwy 550, Aztec, New Mexico. The lease commenced on December 1, 2022, had an initial one-year term ending November 30, 2023, and continued on a month-to-month basis thereafter until termination. Base rent was $3,850 per month, payable in advance, and Lifted was responsible for taxes, insurance, and certain maintenance costs. The lease was accounted for as an operating lease and was terminated on May 7, 2024.

Lease of Space Located at 789 Tech Center Drive, Unit C, Durango, Colorado 81301

On February 27, 2024, Lifted entered into a lease for approximately 2,205 square feet of office, manufacturing, and warehouse space located at 789 Tech Center Drive, Unit C, Durango, Colorado. The initial term commenced March 1, 2024 and ended February 28, 2025. Base rent during the initial term was $30,000 annually ($2,500 per month), and Lifted paid a $5,000 security deposit. Lifted was also responsible for its proportionate share of taxes and operating costs. Because the initial term was twelve months, the lease was not recorded on the Consolidated Balance Sheet, and lease expense was recognized on a straight-line basis over the lease term. Following expiration of the initial term, the lease continued on a month-to-month basis beginning March 1, 2025. Lifted vacated the premises and terminated the lease on or before May 1, 2025.

Third Party Facilities

From time to time, the Company maintains inventory at third party facilities around the USA.

Lease Tables

The following table is the maturity analysis of the Company’s operating leases as of the reported period end:

	Finance	Operating
2026	-	337,567
2027	-	348,411
2028	-	294,626
2029	-	119,967
Thereafter	-	-
Total	-	1,100,572
Less: Present value discount	-	(162,583)
Lease liability	$-	$937,988

Weighted Average Discount Rate

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history and the riskiness of the industries in which the Company operates.

	December 31, 2025	December 31, 2024
Weighted Average remaining lease term (years)	3.23	4.20
Weighted Average Discount rate	9.68%	9.65%

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Twelve Months Ended December 31,
Lease Cost:	2025	2024	2023
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-	$41,226
Interest on lease liabilities	-	-	85,873
Operating lease expense	333,697	305,587	210,626
Total	$333,697	$305,587	$337,725

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	December 31, 2025
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $457,742	Non-Current Assets	$888,339

Liability	Balance Sheet Line	December 31, 2025
Operating Lease Liabilities	Current Liabilities	$257,708
	Non-Current Liabilities	680,280

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

NOTE 11 – CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

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

Lifted’s former CSO, who worked for Lifted from July 1, 2021 through April 30, 2024, had been hired to develop and implement certain important strategies to assist Lifted’s efforts to increase its production, fulfillment and sales capabilities. The CSO’s two-year agreement with Lifted entitled the CSO to be paid an annual salary of $180,000 plus a bonus equal to 5% of total net sales for Lifted in excess of $6,000,000 per quarter. The CSO’s final bonus, for April 2024, was $27,941, and was paid in May 2024.

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

Lifted currently is involved in two pending lawsuits, as the defendant:

(1)

Hernandez v Lifted Liquids – Plaintiffs have sued the Company as representatives of a putative class action case in the United States District Court for the Northern District of Illinois. The Complaint alleges that Plaintiffs bought the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those products was underreported. The Complaint alleges that the Company fraudulently misrepresented the nature of the products, breached an implied warranty, and was unjustly enriched. The Parties have engaged in settlement discussions to resolve the matter without the need to incur further expenses and attorney’s fees. As described in NOTE 16 – SUBSEQUENT EVENTS, on February 12, 2026, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit with prejudice. In the settlement agreement, the parties acknowledged that there has been no evidence that any of Lifted’s officers, directors, employees or agents acted improperly or was engaged in any deceptive conduct.

(2)

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff had filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought 3-4 of the Company’s products, that some of the Company’s products exceeded legal limitations for hemp, and that all of the Defendants misrepresented the nature of the products. In his Amended Complaint, plaintiff asserted seven causes of action including civil RICO claims and alleged the existence of 1,000 “John Doe” defendants. The Company contended that this lawsuit was without merit and is vigorously defending the action. On February 6, 2025, the Court ordered that the RICO claims were dismissed with prejudice, and the other claims were also dismissed. The Court noted that the RICO claims were “borderline frivolous”. The Court further dismissed all claims against the individual defendants. On March 6, 2025, Plaintiff filed a second amended complaint alleging that the Company misrepresented various products. The Company filed a motion to dismiss the amended complaint. As described in NOTE 16 – SUBSEQUENT EVENTS, on February 23, 2026, the court orally announced that it was granting the motion to dismiss and dismissed the case with prejudice. On March 30, 2026, Plaintiff filed a notice of appeal.

Lifted Liquids, Inc. v. Asad Awawdeh and Habib Cash and Carry SD, Inc.

The Company filed an action seeking to recover approximately $98,000 in damages resulting from Defendants’ failure to pay for product they ordered. The matter was filed in California. The Company has received a judgment by default and is considering enforcement action.

Lifted Liquids, Inc. v RanCo, LLC

On September 9, 2025, the Company had filed an action to recover approximately $354,000 in damages resulting from Defendant’s failure to pay for products. The matter had been filed in Federal Court in California. On October 31, 2025, the matter was voluntarily dismissed without prejudice.

Settlement Agreement with Former Insurance Carrier

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool expense during the years ended December 31, 2025 and 2024.

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Year Ended
	December 31,
	2025	2024	2023
Current
Domestic-Federal	$126,792	$(2,207)	$547,506
Domestic-State	35,474	10,335	(117,495)
Franchise taxes	25,226	12,063	51,150
Foreign	-	-	-
	187,492	20,191	481,161
Deferred
Domestic-Federal	164,675	(432,740)	90,482
Domestic-State	80,656	(111,876)	26,422
Foreign	-	-	-
	245,332	(544,616)	116,904
Total Provision/(Benefit) for Income Taxes	$432,824	$(524,425)	$598,065

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Year Ended
	December 31,
	2025	2024	2023

Domestic-Federal	$(5,134,727)	$(502,723)	$568,244
State taxes, net of federal benefit	(1,240,516)	(130,141)	143,498
Non-deductible expenses	6,077,138	70,450	145,095
Franchise taxes	25,226	12,063	51,150
Revision of prior years' provision to return filing	7,068	26,253	(316,097)
Change in estimated future income tax rates	43,366	(13,129)	116,289
Change in valuation allowance	664,657	13,382	(112,536)
Other	(9,389)	(581)	2,423
Total Provision/(Benefit) for Income Taxes	$432,824	$(524,425)	$598,065

Deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
	2025	2024
Deferred Tax Assets:
Operating Loss Carry forwards	$8,169	$434,921
Stock-Based Compensation	2,742,007	2,780,165
Sales Allowances	91,257	80,371
Provision for Credit Losses – Extrax NM Loans	109,987	-
Accrued Related Party Expenses	1,383	315
Interest Carryforward	65,675	54,790
Allowance for Doubtful Accounts	331,026	225,588
Lease Liabilities	16,205	14,676
Investment Impairments	468,384	-
Less: Valuation allowance	(3,320,378)	(2,655,721)
Total Deferred Tax Assets	513,715	935,105

Deferred Tax Liabilities:
Depreciation & Amortization	(243,913)	(419,971)
Total Deferred Tax Liabilities	(243,913)	(419,971)

Net Deferred Tax Assets/(Liabilities)	$269,802	$515,134

Annual Rate Reconciliation Disclosure for ASU 2023-09:

	For the Year Ended December 31, 2025
	Amount	Percent

U.S. Federal Statutory Tax Rate	$(5,129,429)	21%
State and Local Income Taxes, Net of Federal Income Tax Effect *	(1,239,236)	5%
Foreign Tax Effects	-	0%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	0%
Effect of Cross-Border Tax Laws	-	0%
Tax Credits	-	0%
Changes in Valuation Allowance	664,657	-3%
Nontaxable or Nondeductible Items		0%
Goodwill impairment	6,021,090	-25%
Lobbying expenses	44,981	0%
Meals and entertainment expenses	8,956	0%
Penalties	2,111	0%
Changes in Unrecognized Tax Benefits	-	0%
Other Adjustments		0%
Domestic franchise taxes included in provision for income taxes	25,226	0%
Change in estimated state effective tax rates	43,366	0%
Revision of prior years' deferred tax assets	11,340	0%
Revision of prior years' estimated tax liability	(4,271)	0%
Other	(15,966)	0%
Effective Tax Rate	$432,824	-2%

 __________

*State taxes in Illinois and Wisconsin in 2025 made up the majority (greater than 50%) of the tax effect in this category.

Income Taxes Paid Disclosure for ASU 2023-09:

For the Year Ended December 31, 2025
Net Income Taxes Paid/(Received) by Jurisdiction

Domestic-Federal	$(379,430)
Domestic-State:
Wisconsin	(209,741)
Illinois	(59,635)
Other	(30,652)
Foreign	-
Total Net Income Taxes Paid/(Received)	$(679,457)

NOTE 15 – DEBT

On December 14, 2023, LFTD Partners and Lifted (together the “Borrower”), jointly borrowed a total of $3,910,000 from Surety Bank, of DeLand, Florida (“Lender”).

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest (“Working Capital Loan”), and (2) a $910,000 loan at 10% fixed annual interest (the “Business Loan”), the net proceeds of which were used by Lifted to pay a portion of the $1,375,000 purchase price of Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”). Prior to the WCL Payoff, the two loans had been cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted, in favor of Surety Bank.

On November 20, 2025, Borrower paid off the principal balance and accrued interest on the Working Capital Loan, which totaled $1,411,125, with no prepayment penalty (“WCL Payoff”). Following the WCL Payoff, Lender also agreed to immediately waive the covenants of the Business Loan Agreement regarding maintaining a minimum 1.50x debt service coverage ratio, and a $1,000,000 minimum deposit account balance (“Loan Term Changes”).

The Working Capital Loan had been evidenced by a credit agreement, promissory note, security agreement, collateral assignment agreement, and pledge agreement. The Working Capital Loan was to mature on December 14, 2028, and was subject to prepayment penalties declining from 3% to 1% over three years and includes restrictive covenants prohibiting, without lender consent, additional liens, changes in Lifted’s ownership, mergers, stock buybacks, and other actions. The Working Capital Loan had been secured by all of the Company’s business personal property and intellectual property and included a cross-default with the Business Loan.

The Business Loan bears interest at a fixed annual rate of 10%, and prior to the Loan Term Changes, required a minimum 1.50x debt service coverage ratio (waived for 2024), as well as maintaining a $1,000,000 minimum deposit balance with the lender for the life of the Business Loan, which matures on December 14, 2028.

As of December 31, 2025, the Business Loan is secured by a first priority mortgage on the 5511 Building, along with a first priority security interest on all furniture, equipment, inventory, intangibles and fixtures, and other collateral, and also contains late payment penalties.

Prior to the WCL Payoff and Loan Term Changes, any default under these agreements could have resulted in the lender seizing the pledged collateral, including equity in key subsidiaries, intellectual property, and real estate, which could have a catastrophic impact on the Company.

The following presents the Working Capital Loan and Business Loan in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Working Capital Loan	$-	$2,509,838
Real Estate Loan	852,755	882,950
Total principal amount	852,755	3,392,788
Less: Unamortized debt financing costs	(32,876)	(43,997)
Less: Current portion of Surety Bank notes	(22,282)	(559,418)
Non-Current portion of Surety Bank notes	$797,597	$2,789,372

The following represents aggregate payments due on the Business Loan as of December 31, 2025:

2026	118,332
2027	118,332
2028	860,088
Thereafter	-
Total	1,096,751
Less: Interest portion	(243,996)
Total principal amount	$852,755

NOTE 16 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Annual Report on Form 10-K and has noted the following subsequent events for disclosure purposes:

Third and Fourth Amendments to the 5732 Lease

Effective as of February 1, 2026 (the “Expansion Date #2”), the 5732 Lease was amended (the "Third Amendment to the 5732 Lease”) to expand the square footage of the leased space to include an additional 2,700 square feet of space located at 5732 95th Avenue, Suite 400, Kenosha, Wisconsin 53144 (the “Expansion Area #2”). This space is currently being used for storage.

Commencing on the Expansion Date #2, the base monthly rent for the Expansion Area #2 is:

Date	Base Monthly Rent
February 1, 2026 - February 28, 2026	$0.00
March 1, 2026 – February 28, 2027	$2,214.00
March 1, 2027 – February 29, 2028	$2,304.00
March 1, 2028 – February 28, 2029	$2,396.25

Lifted is also responsible for paying its proportionate share of real estate taxes and other operating costs. Ladi is currently in receipt of $5,188.67 as security deposit for the 5732 Lease. Under the Third Amendment to the 5732 Lease, Tenant is required to remit an additional security deposit of $3,547.00 to Ladi for a total security deposit of $8,735.67.

Pursuant to a fourth amendment to the lease of the space located at 5732 95th Ave., Suites 100-400, Kenosha, WI 53144 (the “Fourth Amendment to the 5732 Lease”), the Termination Date of Expansion Area #2 is February 29, 2028, which is consistent with the Termination Date of the lease of the space located at 5732 95th Ave., Suites 100-300, Kenosha, WI 53144.

The 5732 Lease, the First Amendment to the 5732 Lease, the Third Amendment to the 5732 Lease and the Fourth Amendment to the 5732 Lease are accounted for as a single operating lease.

Settlement Agreement with Sergio Hernandez and Josue Hernandez

On February 12, 2026, the parties settled the litigation and agreed to mutual releases and dismissal of the Hernandez v Lifted Liquids lawsuit with prejudice in exchange for Lifted paying $100,000 over time, with the final payment of $10,000 due on or before August 31, 2026. In the settlement agreement, the parties acknowledged that there has been no evidence that any of Lifted’s officers, directors, employees or agents acted improperly or was engaged in any deceptive conduct.

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC

On February 23, 2026, the court orally announced that it was granting the motion to dismiss and dismissed the case with prejudice. On March 30, 2026, Plaintiff filed a notice of appeal.

