Form 10-Q
period 2026-03-31
LFTD PARTNERS INC.
filed 2026-05-15
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2026, there were 14,822,678 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

2

PART I — FINANCIAL INFORMATION

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “LFTD Partners” refer to LFTD Partners Inc. together with its wholly owned subsidiaries Lifted Liquids, Inc. d/b/a Lifted Made (“Lifted”), d/b/a Urb Finest Flowers (“Urb”), d/b/a Highlandia, d/b/a LM Nutra and Highlandia Inc.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks and uncertainties include, without limitation, the risk factors described in sections “SUMMARY OF RISK FACTORS”, “ITEM 1A. RISK FACTORS”, and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC on April 1, 2026, and within this Quarterly Report on Form 10-Q sections “ITEM 1A. RISK FACTORS” and “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, and the consolidated financial statements and the related notes included elsewhere, and in our other SEC public filings, which can be read at www.sec.gov. These matters cumulatively raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, these forward-looking statements are not guarantees or promises of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. As a result, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements.

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

3

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in our 2025 Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. We undertake no obligation to further update any such statement, or the risk factors described in sections “SUMMARY OF RISK FACTORS”, “ITEM 1A. RISK FACTORS”, and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the related notes included elsewhere in our 2025 Form 10-K, and within this Quarterly Report on Form 10-Q sections “ITEM 1A. RISK FACTORS” and “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, and the consolidated financial statements and the related notes included elsewhere, and in our other SEC public filings, which can be read at www.sec.gov, to reflect new information, the occurrence of future events or circumstances or otherwise. None of the statements contained herein have been approved by the Food and Drug Administration, and none of the products manufactured or sold by the Company are intended to diagnose, treat, cure or prevent any disease.

4

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,091,129	$1,767,123
Prepaid Expenses	356,953	348,667
Accounts Receivable, net of allowance of $1,523,796 in 2026 and $1,269,590 in 2025	2,246,020	2,531,524
Inventory, net of Inventory Reserve of $5,061,673 in 2026 and $0 in 2025	5,530,519	10,957,823
Current Portion of Settlement Asset and Receivables	25,000	24,910
Other Current Assets	14,428	61,000
Total Current Assets	10,264,049	15,691,047
Investment in Bendistillery	99,800	99,800
Net Deferred Tax Asset	1,060,993	269,802
Fixed Assets, less accumulated depreciation of $1,747,815 in 2026 and $1,608,543 in 2025, and less accumulated impairment of hemp-specific fixed assets of $143,421 in 2026 and $0 in 2025	2,099,491	2,273,377
Security and State Licensing Deposits and Bonds	53,830	50,183
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $522,956 in 2026 and $457,742 in 2025	873,216	888,339
Total Assets	$14,451,380	$19,272,548
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	$290,357	$257,708
Deferred Revenue	373,311	1,380,049
Income Tax Payable	385,852	155,184
Accounts Payable and Accrued Expenses	3,449,351	3,326,650
Accounts Payable - Related Party	891	5,304
Note Payable - Related Party	-	3,846
Preferred Stock Dividends Payable	7,453	7,124
Notes Payable to Surety Bank	31,040	22,282
Interest Payable to Surety Bank	4,222	4,264
Total Current Liabilities	4,542,477	5,162,410
Non-Current Liabilities
Operating Lease Liability	635,213	680,280
Notes Payable to Surety Bank	804,706	797,597
Total Non-Current Liabilities	1,439,919	1,477,877
Total Liabilities	5,982,395	6,640,288
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	3
2,500 shares issued and outstanding at March 31, 2026
2,500 shares issued and outstanding at December 31, 2025
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at March 31, 2026
40,000 shares issued and outstanding at December 31, 2025
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,823	14,823
14,822,678 shares issued and outstanding at March 31, 2026
14,822,678 shares issued and outstanding at December 31, 2025
Additional Paid-in Capital	40,986,553	40,986,553
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at March 31, 2026 and December 31, 2025	470,730	470,730
Accumulated Deficit	(33,003,164)	(28,839,889)
Total Shareholders' Equity	8,468,984	12,632,260
Total Liabilities and Shareholders' Equity	$14,451,380	$19,272,548

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

F - 1

LFTD PARTNERS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Net Sales	$9,158,206	$9,123,850
Cost of Goods Sold	10,864,286	6,906,457
Gross Profit	(1,706,080)	2,217,393
Operating Expenses
Payroll Expense	1,318,781	1,299,570
Professional Fees	83,002	303,304
Bank Charges and Merchant Fees	157,116	150,508
Advertising and Marketing	341,401	415,572
Bad Debt (Recovery)/Expense	249,206	(403,869)
Impairment of Hemp-Specific Fixed Assets	143,421	-
Depreciation and Amortization	62,890	62,265
Collab Commission and Royalty Expense	-	67,098
Other Operating Expenses	503,364	651,331
Total Operating Expenses	2,859,181	2,545,779
Loss From Operations	(4,565,261)	(328,386)
Other Income/(Expenses)
Interest Income	7,948	32,884
Interest Expense	(21,216)	(79,993)
Settlement Costs	(100,000)	-
Debt Financing Expenses	(24,192)	(2,742)
Penalties	(1,500)	(13)
Gain/(Loss) on Disposal of Fixed Assets	(10,876)	-
Loss on Deposits	-	(4,500)
Total Other Income/(Expenses)	(149,836)	(54,364)
Loss Before Provision for Income Taxes	(4,715,097)	(382,750)
Benefit/(Provision) for Income Taxes	555,148	79,708
Net Loss	$(4,159,949)	$(303,042)
Less: Accrued Preferred Stock Dividends	(3,327)	(3,331)
Net Loss Attributable to Common Stockholders	$(4,163,276)	$(306,373)

Earnings/(Loss) Per Common Share Attributable to Common Stockholders
Basic	$(0.28)	$(0.02)
Diluted	$(0.28)	$(0.02)

Weighted average number of common shares outstanding
Basic	14,822,678	14,822,678
Diluted	14,822,678	14,822,678

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

F - 2

LFTD PARTNERS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

						Deferred
						Contingent
	Preferred Stock		Common Stock		Additional Paid-in	Stock to be	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, December 31, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,967,708)	37,504,441
Series A Preferred Stock dividend payable							(1,851)	(1,851)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(303,042)	(303,042)
Balance, March 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,274,080)	37,198,068

Balance, December 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	(28,839,889)	12,632,260
Series A Preferred Stock dividend payable							(1,849)	(1,849)
Series B Preferred Stock dividend payable							(1,478)	(1,478)
Net Loss							(4,159,949)	(4,159,949)
Balance, March 31, 2026	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(33,003,164)	8,468,984

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

F - 3

LFTD PARTNERS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities
Net Income/(Loss)	$(4,159,949)	$(303,042)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities
Spoiled and Written Off Inventory	89,104	464,521
Inventory Reserve Expense (Allowance)	5,061,673	-
Bad Debt Expense	249,206	(403,869)
Impairment of Hemp-Specific Fixed Assets	143,421	-
Depreciation and Amortization	139,272	139,632
Debt Financing Expenses	24,192	2,742
Loss on Disposal of Fixed Assets	10,876	-
Loss on Deposits	-	4,500
Deferred Income Taxes	(791,191)	(77,543)
Effect on Cash of Changes in Operating Assets and Liabilities
Prepaid Expenses	(8,286)	697,243
Accounts Receivable	36,298	(225,149)
Inventory	276,527	(936,542)
Change in Right Of Use Asset	15,123	55,804
Other Assets	42,925	(67,084)
Income Tax Receivable and Payable, net	230,668	(6,777)
Collab Commissions and Royalties Payable	-	(21,020)
Deferred Revenue	(1,006,738)	91,539
Accounts Payable and Accrued Expenses	122,660	862,783
Accounts Payable and Interest Payable to Related Parties	(4,414)	3,158
Change in Settlement Asset and Receivables	(90)	123,500
Change in Operating Lease Liabilities	(12,419)	(52,645)
Net Cash Provided By Operating Activities	458,860	351,751
Cash Flows From Investing Activities
Purchases of Fixed Assets	(119,682)	(77,147)
Net Cash Used in Investing Activities	(119,682)	(77,147)
Cash Flows From Financing Activities
Payments on Related Party Note	(3,846)	-
Payments on Surety Bank Loans	(8,325)	(138,589)
Payments of Dividends to Preferred Stockholders	(3,000)	(3,000)
Net Cash Used In Financing Activities	(15,171)	(141,590)
Net Increase/(Decrease) in Cash	324,006	133,015
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,767,123	3,146,947
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,091,129	$3,279,962

	For the Three Months Ended
	March 31,
	2026	2025
Supplemental Cash Flow Information
Cash Paid For Interest	$21,258	$80,653
Cash Paid/(Received) For Income Taxes	(280)	696

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	$2,091,129	$2,279,962
Restricted Cash	-	1,000,000
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$2,091,129	$3,279,962

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

F - 4

LFTD PARTNERS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.

LFTD Partners Inc., Jacksonville, Florida, was organized under the laws of the State of Nevada on January 2, 1986. We were a former shell company, primarily engaged in identifying, structuring, and seeking to execute acquisitions of all or a portion of one or more operating businesses. Between 2011 and 2013, we acquired and operated several businesses linked to the defense industry. In 2018, we shifted focus to the cannabis industry where we have operated since. Shares of the Company’s common stock are listed for trading on the OTCQB Venture Market under the symbol “LIFD”.

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made, d/b/a Urb Finest Flowers, d/b/a Highlandia and d/b/a LM Nutra, Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand (www.urb.shop) and other brands, hemp-derived beverages under the Highlandia brand (www.Highlandia.com), and hemp-free health and wellness gummies under its Mielos brand (www.mielos.com). Lifted is the worldwide, exclusive manufacturer and seller of Diamond Supply Co. (www.DiamondSupplyCo.com) hemp-derived products. Lifted also manufactures and sells hemp-derived and non-hemp-derived products to private label clients, and licenses the Urb brand name to Extrax NM LLC in New Mexico for use on marijuana products. LFTD Partners Inc. also owns 4.99% of hemp-derived beverage and products maker Ablis (www.Ablis.shop), and of craft distiller Bendistillery, Inc. d/b/a Crater Lake Spirits (www.CraterLakeSpirits.com), both located in Bend, Oregon.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The accompanying unaudited interim consolidated financial statements include the accounts of LFTD Partners and its wholly owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with US GAAP, have been condensed or omitted in accordance with SEC rules and regulations. As part of the consolidation, all intercompany transactions have been eliminated. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited consolidated financial statements. Actual results could differ from these estimates.

Use of Estimates – The preparation of financial statements in conformity with US GAAP typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include, but are not limited to, the inventory reserve (allowance), allowance for doubtful accounts, sales allowance, estimated useful lives of property, plant and equipment, and valuation allowance on deferred income tax assets.

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

F - 5

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

Accounting for Investments

The Company’s Investment in Lifted

The financial statements of LFTD Partners are consolidated with Lifted’s, since Lifted is a wholly-owned subsidiary of LFTD Partners.

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

The Act (defined below) necessitated the calculation and recording of an impairment of LFTD Partners’ investment in Ablis. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

F - 6

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

Regarding LFTD Partners investment in Bendistillery: for a number of reasons, as of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Bendistillery, reducing the carrying value of LFTD Partners’ investment in Bendistillery to $99,800. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

Prepaid Expenses– Prepaid expenses relate primarily to advance payments made for purchases of inventory; prepaid inventory is reclassified as inventory when the purchased items are received by the Company. Other expenses, such as prepaid commercial property insurance and prepaid health and dental insurance, among others, are also recognized as prepaid expenses when advance payments are made for services that will be performed in periods subsequent to the balance sheet date. Prepaids for these other expenses are recognized as expenses ratably over the applicable service period.

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

F - 7

LFTD Partners elects the practical expedient, starting with its financial statements for the year ended December 31, 2025, to assume balance sheet date conditions do not change for the remaining life of current trade receivables.

In performing its CECL Model Analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. Accounts receivable of $2,246,020, net of $1,523,796 allowance for doubtful accounts, were outstanding at March 31, 2026. In comparison, accounts receivable of $2,531,524, net of $1,269,590 allowance for doubtful accounts, were outstanding at December 31, 2025.

The Company records an allowance for sales for estimated future discounts and refunds related to products sold prior to the reporting period end that are expected to be credited or refunded to customers. The allowance represents management’s estimate of consideration to which the Company does not expect to be entitled and is recorded as a reduction of net sales. A sales allowance of $350,000 was reported as of March 31, 2026 and as of December 31, 2025.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Moreover, sometimes in the past, when employees of federal, state and local regulatory agencies and/or law enforcement have made statements and/or issue correspondence that claim or imply that certain products that Lifted sells are unsafe or illegal, or should be banned, these statements and correspondence, and industry publications and/or news media coverage of such statements and correspondence, have triggered confusion, uncertainty or alarm among the distributors, retailers and consumers who purchase our products, and consequently have resulted in returns of our products. On a case-by-case basis, the Company has credited or refunded the customer for returns. In many cases, the Company has been able to re-sell the returned products to other distributors, retailers and consumers. In anticipation of making discretionary concessions and issuing credits for certain returned products, management records a sales allowance.

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

F - 8

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

Customer Concentration Risk – During each of the quarters ended March 31, 2026 and 2025, two customers represented more than 10% of gross accounts receivable.

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

Inventory consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Raw Goods	$5,615,146	$5,906,501
Finished Goods	4,977,046	5,051,322
Inventory Reserve (Allowance)	(5,061,673)	-
Total Inventory	$5,530,519	$10,957,823

Overhead expenses related to leases, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods. At March 31, 2026, $388,105 of overhead expenses were allocated to finished goods. In comparison, at December 31, 2025, $373,269 of overhead expenses were allocated to finished goods.

Inventory Reserve (Allowance)

Under US GAAP, an inventory reserve (allowance) is recorded to ensure inventory is not carried on the balance sheet at more than its recoverable value. Events that might trigger the need for an inventory reserve include, but are not limited to:

-Sustained decline in sales of particular products;

-Adverse regulatory developments with increased certainty;

-Significant increases in inventory aging or obsolescence; and

-Observable deterioration in customer demand.

A total inventory reserve of $5,061,673 was recorded against Lifted’s hemp-derived and kratom-derived 7-hydroxymitragynine (“7-OH”) inventory as of March 31, 2026.

Regarding Lifted’s inventory reserve against its hemp-derived inventory: on November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also bans intoxicating hemp-derived consumable products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. It is unknown to management what the demand for hemp products will be through November 12, 2026. An inventory reserve of $4,720,659 was taken against Lifted's hemp-derived inventory as of March 31, 2026. No inventory reserve was taken against Lifted's hemp-derived inventory as of December 31, 2025; at the time, management believed that such an action would be premature. During each of the fiscal quarters leading up to November 12, 2026, management will carefully consider the quantity of hemp-derived raw goods and finished goods that are in Lifted’s inventory relative to historical hemp-derived raw goods usage or finished goods sales data, respectively, while also considering expected market demand, the current regulatory landscape, and potentially other factors, to decide if an inventory reserve over its hemp-derived raw goods and/or finished goods is necessary.

Regarding Lifted’s inventory reserve against its 7-OH inventory: a federal ban may occur, as the FDA and the DEA have expressed concerns regarding 7-OH products, and the FDA has recommended federal scheduling of such products. If enacted, a ban on products containing 7-OH could materially reduce the Company’s revenue, potentially by approximately half or more. Accordingly, an inventory reserve of $341,014 was recorded against Lifted’s 7-OH inventory as of March 31, 2026. The Company continues to monitor regulatory developments related to 7-OH.

F - 9

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

Spoiled and obsolete inventory that is written off is a component of cost of goods sold. $89,104 and $464,521 of written off inventory is included in cost of goods sold for the quarters ended March 31, 2026 and 2025, respectively. The process of determining obsolete or spoiled inventory involves:

1)	Identifying raw goods that would no longer be used in the manufacture of finished goods;
2)	Identifying expired raw goods;
3)	Identifying finished goods that would no longer be sold or that are slow moving;
4)	Identifying finished goods that are expired; and
5)	Valuing and expensing raw and finished goods that would no longer be sold.

Inventory reserve (allowance) expense is also a component of cost of goods sold. $5,061,673 and $0 of inventory reserve expense is included in cost of goods sold for the quarters ended March 31, 2026 and 2025, respectively. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

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

During the first quarter of 2026, management compared Lifted’s undiscounted cash flow through mid-November 2026 (November 12, 2026 is when the national hemp ban goes into effect under the Act), based on Lifted’s first quarter hemp-derived product sales; based on this analysis, the undiscounted cash flow for 2026 is less than the carrying value of the hemp-specific fixed assets as of March 31, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. It is also unknown what hemp sales will be closer to November 12, 2026. The hemp-specific fixed assets may be sold, but it is unknown for what price. Thus, for conservatism, as of March 31, 2026, management recorded a 50% impairment charge against the net book value of Lifted’s hemp-specific fixed assets; the recognized impairment charge totaled $143,421. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Fixed Assets

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

F - 10

Preparation of estimated expected future cash flows is inherently subjective and is based on management’s best estimate of assumptions concerning expected future conditions. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Revenue – The Company recognizes revenue in accordance with ASC 606. The majority of the Company’s sales are of branded products to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. Distributors primarily sell Lifted’s products to vape and smoke shops, stores specializing in hemp-derived products, convenience stores, health food stores, and other outlets. Lifted extends terms selectively to certain distributors and wholesalers. End consumers do not have payment terms; end consumers pay at the time of purchase.

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

F - 11

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

Because no restructuring of the deal occurred by December 31, 2025, and because the loans receivable from ENM are subject to allowance considerations under ASC 326, the Company determined that an allowance against the outstanding loans (“Provision for Credit Losses – Extrax NM Loans”) was necessary as of December 31, 2025. As such, as of December 31, 2025, the loans receivable from ENM (a non-current asset) total $421,835, and a Provision for Credit Losses – Extrax NM Loans for the same amount is recorded. The loans are non-interest bearing.

No License Fee was reported during the three months ended March 31, 2026 or 2025.

ENM also owed Lifted a total of $102,686 of invoices as of March 31, 2026 and December 31, 2025; there is an allowance recorded against the $102,686 of receivable invoices as of March 31, 2026 and as of December 31, 2025, because they were all older than 90 days, and the Company’s policy is to record an allowance for doubtful accounts for accounts receivable older than 90 days.

Segment Disclosures

The financial statements of LFTD Partners are consolidated with Lifted’s, since Lifted is a wholly owned subsidiary of LFTD Partners. All of the Company’s sales are generated by the Company’s wholly owned subsidiary Lifted; LFTD Partners as an entity by itself generates no sales.

Pursuant to ASC 280-10-50-1: “an operating segment is a component of a public entity that has all of the following characteristics:

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

Based on the similarities and shared resources of our production and related product portfolio, the Company views its operations and manages its business as one operating and one reporting segment. The Company’s CODM is NWarrender. Due to the rapidly evolving nature of the Company’s industry, NWarrender leads the Company’s efforts to launch new products to stay ahead of trends, find new sales channels, and modify sales strategies. Consumer demands, changes to regulations, proposed legislation, resource needs for Lifted’s collaborations with third parties, and new product opportunities are some of the factors that are considered by NWarrender when determining how to allocate the Company’s resources for operations and business development.

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended
	March 31,
Type of Sale	2026		2025
Raw Goods	$247,848	3%	$-	0%
Private Label Clients	787,191	9%	189,106	2%
Wholesalers	1,126,957	12%	1,867,824	20%
Distributors	5,784,032	63%	6,029,058	66%
End Consumers	1,212,178	13%	1,037,862	11%
Net Sales	$9,158,206	100%	$9,123,850	100%

F - 12

	For the Three Months Ended
	March 31,
Product Type	2026		2025
Beverage	$158,480	2%	$-	0%
Vapes	621,879	7%	2,079,868	23%
Edibles	7,946,857	87%	6,235,929	68%
Flower	291,182	3%	317,994	3%
Cartridges	129,758	1%	468,315	5%
Other	10,051	0%	21,744	0%
Net Sales	$9,158,206	100%	$9,123,850	100%

	For the Three Months Ended
	March 31,
Hemp vs Non-Hemp Product Sales	2026		2025
Hemp products	$4,881,897	53%	$5,697,643	62%
Non-hemp products	4,276,309	47%	3,426,207	38%
Net Sales	$9,158,206	100%	$9,123,850	100%

	For the Three Months Ended
	March 31,
Geographic Market	2026		2025
United States	$9,158,206	100%	$9,123,850	100%
International	0	0%	0	0%
Net Sales	$9,158,206	100%	$9,123,850	100%

Deferred Revenue – Amounts received from a customer before the purchased product is shipped to the customer are treated as deferred revenue. If cash is not received, an accounts receivable is recognized for the invoiced order, but revenue is not recognized until the order is fully shipped.

At March 31, 2026, total deferred revenue was $373,311, all of which is expected to be recognized as revenue in 2026. At December 31, 2025, total deferred revenue was $1,380,049, all of which was recognized as revenue in the first quarter of 2026. Deposits from customers on unfulfilled orders totaled $209,549 and $393,501 as of March 31, 2026 and December 31, 2025.

Earnings/(Loss) Per Common Share Attributable to Common Stockholders – Basic earnings/(loss) per common share attributable to common stockholders is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per common share attributable to common stockholders is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants, convertible preferred stock and any issuable Deferred Contingent Stock are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings/(loss) per common share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Net Income/(Loss)	$(4,159,949)	$(303,042)
Less: Accrued Preferred Stock Dividends	(3,327)	(3,331)
Net Income/(Loss) Attributable to Common Stockholders	$(4,163,276)	$(306,373)

Weighted average number of common shares outstanding
Basic	14,822,678	14,822,678
Diluted	14,822,678	14,822,678

Earnings/(Loss) Per Common Share Attributable to Common Stockholders
Basic	$(0.28)	$(0.02)
Diluted	$(0.28)	$(0.02)

F - 13

Recent Accounting Pronouncements – On December 14, 2023, the FASB issued a final standard on improvements to income tax disclosures, ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities, the new requirements became effective for annual periods beginning after December 15, 2024, and as such the guidance was adopted by the Company in its 2025 year-end financial statements.

In addition, in November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact, if any, that the updated standard will have on the consolidated financial statements.

On November 27, 2023, the FASB issued ASU 2023-07-Segment Reporting. The new guidance was issued primarily to provide financial statement users with more disaggregated expense information about a public entity’s reportable segments. The guidance was adopted by the Company in its 2024 year-end financial statements. Refer to the section Segment Disclosures above.

In July 2025, the FASB issued Accounting Standards Update 2025-05 to Financial Instruments – Credit Losses (Topic 326) (“Update”). The amendments in this Update provide a practical expedient under which an entity assumes that current conditions as of the balance sheet date do not change for the remaining life of the current trade receivables, thereby eliminating the requirement to identify, analyze, and document macroeconomic data as part of developing a reasonable and supportable forecast when estimating expected credit losses. LFTD Partners elected the practical expedient, starting with its financial statements for the year ended December 31, 2025, to assume balance sheet date conditions do not change for the remaining life of current trade receivables.

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

F - 14

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

F - 15

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

Goodwill impairment charges on the Lifted Goodwill (defined below) and Oculus Goodwill (defined below) were recorded as of December 31, 2025; reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern–The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $33,003,164 as of March 31, 2026. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company's financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

F - 16

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

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

The Company currently is making payments of interest and principal on its loan from Surety Bank, and is accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. As extensively discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), in this Quarterly Report on Form 10-Q, and in the Company’s other SEC filings, the Company is subject to a wide variety of Risk Factors including substantial legal and regulatory risks.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

F - 17

PART I — FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

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

1)

The elimination of half or more of Lifted’s sales. Sales of hemp-derived products made up approximately 53% of Lifted’s sales during the quarter ended March 31, 2026 and 52% of Lifted’s sales during the year ended December 31, 2025; thus, the Act could eliminate approximately half or more of the Company’s revenue;

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

4)

Inventory reserve (allowance) against, or significant write offs of, inventory. The Act will most likely negatively impact the pricing of hemp-derived products, the availability and price of raw goods, and production forecasting and sales, which may lead to the recording of an inventory reserve (allowance) against, or write offs of, our hemp-derived inventory each quarter end leading up to November 12, 2026. Moreover, any hemp-derived products in inventory on November 12, 2026 will have to be written off. An allowance of $4,720,659 was taken against Lifted's hemp-derived inventory as of March 31, 2026.

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

6)

Impairments of, or losses on the disposition of, hemp-related fixed assets. The Act is expected to materially reduce or eliminate the utility and marketability of fixed assets used primarily in the manufacture of hemp-derived products. As a result, we may be required to record impairment charges on these assets, and any efforts to sell such assets may result in significant losses due to limited demand or substantial price discounts. During the three months ended March 31, 2026, an impairment of hemp-specific fixed assets of $143,421 was recognized.

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

F - 18

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

On July 29, 2025, during a joint press conference, the FDA announced that it had recommended to the DEA that 7-hydroxymitragynine (“7-OH”), a concentrated derivative of the kratom plant, be classified as a Schedule I controlled substance under the Controlled Substances Act (the “CSA”). The DEA is currently reviewing the FDA’s recommendation and developing the administrative record in connection with a potential scheduling action.

If the DEA proceeds through the standard rulemaking process, it would be required to publish a proposed rule in the Federal Register, provide an opportunity for public comment, and subsequently issue a final rule. The timing of any such action is uncertain. Alternatively, the DEA has authority under the CSA to issue a temporary emergency scheduling order if it determines that 7-OH presents an imminent hazard to public safety. Such an order would become effective upon publication and remain in effect for up to two years, subject to possible extension.

There can be no assurance that the FDA’s or the DEA’s regulatory concerns regarding 7-OH or related products will be resolved in a manner favorable to the Company or the broader hemp-derived or intoxicating products industries. If enacted, a ban or scheduling of products containing 7-OH could materially reduce the Company’s revenue, potentially by approximately half or more.

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

F - 19

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

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	March 31, 2026	December 31, 2025
Building	$805,545	$805,545
Land	430,754	430,754
Machinery & Equipment, net of accumulated impairment on hemp-specific fixed assets of $84,878 in 2026 and $0 in 2025	1,520,717	1,566,661
Furniture & Fixtures	138,184	138,184
Computer Equipment	21,510	21,510
Building & Leasehold Improvements	629,624	640,499
Vehicles	95,401	64,309
Trade Show Booths, net of accumulated impairment on hemp-specific fixed assets of $58,543 in 2026 and $0 in 2025	205,571	214,457
Sub-total:	$3,847,307	$3,881,920

Less: Accumulated Depreciation	(1,747,815)	(1,608,543)
	$2,099,491	$2,273,377

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

As of March 31, 2026, management recorded a 50% impairment charge against the net book value of Lifted’s hemp-specific fixed assets; the recognized impairment charge totaled $143,421.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Fixed Assets

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense. Depreciation expense related to machinery and equipment and depreciation expense related to Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”) totaling $76,382 for the quarter ended March 31, 2026, was allocated as overhead to finished goods as of March 31, 2026. After this allocation, depreciation expense of $62,890 was recognized during the quarter ended March 31, 2026.

Comparatively, depreciation expense related to machinery and equipment and depreciation expense related to the 5511 Building, totaling $77,367 for the quarter ended March 31, 2025 was allocated as overhead to finished goods as of March 31, 2025. After this allocation, depreciation expense of $62,265 was recognized during the quarter ended March 31, 2025.

F - 20

NOTE 6 – RESERVED

NOTE 7 – INTANGIBLE ASSETS, NET

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Combinations

Accounting for Goodwill

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

F - 21

NOTE 8 – RELATED PARTY TRANSACTIONS

Ablis

During the quarter ended March 31, 2026, Lifted did not sell any products to Ablis. In comparison, during the quarter ended March 31, 2025, Lifted sold Ablis $5,038 worth of finished goods.

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

Lease and Purchase of 5511 95th Avenue, Kenosha, Wisconsin 53144

Toward the end of 2020, NWarrender, through his assigned entity 95th Holdings, LLC ("Holdings"), purchased the building located at 5511 95th Avenue, Kenosha, Wisconsin 53144 (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to variation based on a formula agreed upon by the parties. Pursuant to the Omnibus Agreement with NWarrender on December 30, 2021, Lifted was obligated to purchase the 5511 Building from Holdings on or before December 31, 2022 for a fixed purchase price of $1,375,000.

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

F - 22

Laurie Warrender

On December 30, 2024, Laurie Warrender, NWarrender’s mother, was hired as an employee of Lifted, as a consultant and advisor to NWarrender, with a salary of $5,000 per month. As of March 31, 2026 and December 31, 2025, the Company reported expense reimbursements payable to Ms. Warrender totaling $891 and $5,304, respectively.

William Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through March 31, 2026 and 2025, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

Related Party Note

On April 1, 2025, the Company converted $350,000 of its cash into USD Coin (USDC), a digital stablecoin pegged to the U.S. dollar. Shortly thereafter, the digital wallet containing the USDC was compromised by an unauthorized and unknown third party, resulting in the theft of the full amount. The Company promptly reported the incident to the U.S. Federal Bureau of Investigation and continues to cooperate fully in the ongoing investigation. The Company's outside law firm is also advising the Company regarding the matter. At this time, the Company is doubtful whether any of the stolen funds will be recovered. On April 22, 2025, the Company borrowed $350,000 from Beachin Company, an affiliate of the Company’s CEO and CFO (the “Related Party Note”). The $350,000 loan does not bear interest, and was repaid by the Company using funds that otherwise would have been paid to the Company’s CEO and CFO in the form of salary or bonuses pursuant to their employment agreements with the Company.

Listing Contract

On July 21, 2025, Lifted (“Seller”) entered into a listing contract with @properties (the “Firm”). The Seller’s listing agents with @properties are Seller’s director Kevin Rocio and Jake Hansen. The listing contract gives the Firm the exclusive right to sell the 5511 Building. The term of the contract is from July 21, 2025 up to the earlier of midnight on July 21, 2026, or the conveyance of the entire 5511 Building. The Firm’s commission shall be 3% of the sale price. Seller shall pay the Firm’s commission, which shall be earned, if, during the term of the listing: (1) Seller sells all or any part of the 5511 Building; (2) Seller grants an option to purchase all or any part of the 5511 Building which is subsequently exercised; (3) Seller exchanges all or any part of the 5511 Building; or (4) A transaction occurs which causes an effective change in ownership or control of all or any party of the 5511 Building. Once earned, the Firm’s commission is due and payable in full at the closing. The 5511 Building is being actively marketed by the Firm. The sale of the 5511 Building may occur in the future, but the current circumstances do not provide enough information to allow management to opine on the probability of a sale occurring within one year, or at what price.

NOTE 9 – SHAREHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

Issuance of Series A Convertible Preferred Stock

The Company has authorized 400,000 shares of its Series A Convertible Preferred Stock, each convertible into 100 shares of common stock. The Series A Preferred Stock accrues cumulative dividends at 3% annually and has no voting rights. The shares are voluntarily convertible by the holder and are subject to mandatory conversion at the Company’s option upon the satisfaction of specified trading price and volume thresholds. As of March 31, 2026 and December 31, 2025, 63,650 shares of Series A Preferred Stock had previously been converted into 6,365,000 shares of common stock. No additional conversions occurred during the quarter ended March 31, 2026, or during 2025. As of March 31, 2026 and December 31, 2025, 2,500 shares remain outstanding, convertible into 250,000 shares of common stock. Accrued dividends payable were $4,177 as of March 31, 2026, and $5,328 at December 31, 2025. Cash dividends paid totaled $3,000 during each of the quarters ended March 31, 2026 and March 31, 2025.

F - 23

Issuance of Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of its Series B Convertible Preferred Stock, each convertible into one share of common stock. The Series B Preferred Stock accrues cumulative dividends at 3% annually and has no voting rights. The shares are voluntarily convertible by the holder and are subject to mandatory conversion at the Company’s option upon the satisfaction of specified trading price and volume thresholds. As of March 31, 2026 and December 31, 2025, 60,000 shares of Series B Preferred Stock had previously been converted into 60,000 shares of common stock. No additional conversions occurred during the quarter ended March 31, 2026, or during 2025. As of March 31, 2026 and December 31, 2025, 40,000 shares remain outstanding, convertible into 40,000 shares of common stock. Accrued dividends payable were $3,275 as of March 31, 2026, and $1,796 at December 31, 2025.

Share-Based Compensation

In connection with the acquisition of Lifted, 645,000 shares of unregistered common stock were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to individuals identified at closing. Beginning February 24, 2023, shares were issued to recipients as the applicable conditions were satisfied. Due to the restricted nature and limited marketability of the Company’s common stock, third-party valuation firms were engaged to determine appropriate discounts for financial reporting and tax purposes using the Finnerty Protective Put Model. For financial reporting purposes, a 22% discount for lack of marketability was applied to the 645,000 shares as of February 24, 2023, resulting in recognition of $2,138,175 of stock-based compensation expense. For tax reporting purposes, discounts ranging from 23% to 31% were applied to shares issued during 2023, and a 27% discount was applied to the 93,000 shares issued on September 21, 2023. As of March 31, 2026 and 2025, 142,000 shares of Deferred Contingent Stock remained issuable upon recipient instruction.

Options and Warrants

As of March 31, 2026 and December 31, 2025, the Company did not have any options or warrants outstanding.

Other Agreements

In connection with the Company’s acquisition of Lifted (the “Lifted Merger”), pursuant to the Lifted Merger Agreement, the Company entered into several material agreements with CEO Gerard M. Jacobs (“GJacobs”), COO Nicholas S. Warrender (“NWarrender”) and President and CFO William Jacobs (“WJacobs”).

Registration Rights Agreement

Pursuant to a Registration Rights Agreement, NWarrender was granted demand and piggyback registration rights with respect to the 3,900,455 shares of the Company’s common stock received as stock consideration in connection with the Company’s acquisition of Lifted. Subject to certain limitations, NWarrender may request registration of all or a portion of such shares beginning on the 120th day following the merger closing. The Company is required to file a registration statement within ten days of receiving such a request but may defer the filing or effectiveness for up to 180 days under specified circumstances. The registration rights terminate when no registrable shares remain outstanding.

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

F - 24

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

The Company currently has operating leases for its leased facilities located at 8910 58th Place, Suites 100, 600 and 700, Kenosha, WI 53144 and 5732 95th Avenue, Suites 100-400, Kenosha, WI 53144. These facilities are used for manufacturing, packaging, storage and office space in Kenosha, Wisconsin. The Company has paid security deposits for these leases. From time to time, the Company maintains inventory at third party facilities around the USA.

The following table is the maturity analysis of the Company’s operating leases as of the reported period end:

	Finance	Operating
2026	-	274,649
2027	-	375,879
2028	-	299,234
2029	-	119,967
Thereafter	-	-
Total	-	1,069,730
Less: Present value discount	-	(144,160)
Lease liability	$-	$925,570

Weighted Average Discount Rate

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history and the riskiness of the industries in which the Company operates.

	March 31, 2026	December 31, 2025
Weighted Average remaining lease term (years)	3.09	3.23
Weighted Average Discount rate	9.69%	9.68%

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended March 31,
Lease Cost:	2026	2025
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expense	87,762	83,424
Total	$87,762	$83,424

F - 25

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	March 31, 2026
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $522,956	Non-Current Assets	$873,216

Liability	Balance Sheet Line	March 31, 2026
Operating Lease Liabilities	Current Liabilities	$290,357
	Non-Current Liabilities	635,213

Allocation of a Portion of Lease Expense to Finished Goods

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

Company-Wide Management Bonus Pool

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 13 – COMPANY-WIDE MANAGEMENT BONUS POOL

Other Contingent Contractual Obligations and Commercial Commitments

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 8 – RELATED PARTY TRANSACTIONS.

F - 26

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

Lifted currently is involved in one pending lawsuit, as the plaintiff:

(1)

Lifted Liquids, Inc. v RanCo, LLC

On September 9, 2025, the Company had filed an action to recover approximately $354,000 in damages resulting from Defendant’s failure to pay for products. The matter had been filed in Federal Court in California. On October 31, 2025, the matter was voluntarily dismissed without prejudice. On April 2, 2026, the complaint was refiled.

Settlement Agreement with Sergio Hernandez and Josue Hernandez

Plaintiffs had sued the Company as representatives of a putative class action case in the United States District Court for the Northern District of Illinois. The Complaint alleges that Plaintiffs bought the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those products was underreported. The Complaint alleges that the Company fraudulently misrepresented the nature of the products, breached an implied warranty, and was unjustly enriched. The Parties have engaged in settlement discussions to resolve the matter without the need to incur further expenses and attorney’s fees. On February 12, 2026, the parties settled the litigation and agreed to mutual releases and dismissal of the lawsuit with prejudice. In the settlement agreement, the parties acknowledged that there has been no evidence that any of Lifted’s officers, directors, employees or agents acted improperly or was engaged in any deceptive conduct. On February 12, 2026, the parties settled the litigation and agreed to mutual releases and dismissal of the Hernandez v Lifted Liquids lawsuit with prejudice in exchange for Lifted paying $100,000 over time, with the final payment of $10,000 due on or before August 31, 2026. In the settlement agreement, the parties acknowledged that there has been no evidence that any of Lifted’s officers, directors, employees or agents acted improperly or was engaged in any deceptive conduct.

Lifted Liquids, Inc. v. Asad Awawdeh and Habib Cash and Carry SD, Inc.

The Company filed an action seeking to recover approximately $98,000 in damages resulting from Defendants’ failure to pay for product they ordered. The matter was filed in California. The Company has received a judgment by default and is considering enforcement action.

F - 27

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

F - 28

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool expense during the quarters ended March 31, 2026 or March 31, 2025.

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

F - 29

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

Significant components on the Company’s income tax provision (benefit) for continuing operations is as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Current
Domestic-Federal	$176,781	$(4,338)
Domestic-State	53,607	(1,742)
Franchise taxes	5,654	3,915
Foreign	-	-
	236,042	(2,165)
Deferred
Domestic-Federal	(622,704)	(66,368)
Domestic-State	(168,486)	(11,175)
Foreign	-	-
	(791,191)	(77,543)
Total Provision/(Benefit) for Income Taxes	$(555,148)	$(79,708)

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Three Months Ended
	March 31,
	2026	2025

Domestic-Federal	$(991,358)	$(81,200)
State taxes, net of federal benefit	(268,587)	(19,995)
Non-deductible expenses	12,909	18,484
Franchise taxes	5,654	3,915
Revision of prior years' provision to return filing	-	(6,079)
Change in estimated future income tax rates	(119,424)	31,800
Change in valuation allowance	773,057	(26,633)
Other	32,601	-
Total Provision/(Benefit) for Income Taxes	$(555,148)	$(79,708)

F - 30

Deferred tax assets and liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
Deferred Tax Assets:
Operating Loss Carry forwards	$1,767	$8,169
Stock-Based Compensation	2,806,792	2,742,007
Sales Allowances	93,413	91,257
Provision for Credit Losses – Extrax NM Loans	112,586	109,987
Inventory Reserve (Allowance)	1,350,935	-
Accrued Related Party Expenses	238	1,383
Interest Carryforward	-	65,675
Allowance for Doubtful Accounts	406,693	331,026
Lease Liabilities	17,309	16,205
Accumulated Impairment of Hemp-Specific Fixed Assets	38,278	0
Investment Impairments	479,450	468,384
Less: Valuation allowance	(4,093,435)	(3,320,378)
Total Deferred Tax Assets	1,214,026	513,715

Deferred Tax Liabilities:
Depreciation & Amortization	(153,033)	(243,913)
Total Deferred Tax Liabilities	(153,033)	(243,913)

Net Deferred Tax Assets/(Liabilities)	$1,060,993	$269,802

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

F - 31

The Business Loan bears interest at a fixed annual rate of 10%, and prior to the Loan Term Changes, required a minimum 1.50x debt service coverage ratio (waived for 2024), as well as maintaining a $1,000,000 minimum deposit balance with the lender for the life of the Business Loan, which matures on December 14, 2028.

As of March 31, 2026 and December 31, 2025, the Business Loan is secured by a first priority mortgage on the 5511 Building, along with a first priority security interest on all furniture, equipment, inventory, intangibles and fixtures, and other collateral, and also contains late payment penalties.

Prior to the WCL Payoff and Loan Term Changes, any default under these agreements could have resulted in the lender seizing the pledged collateral, including equity in key subsidiaries, intellectual property, and real estate, which could have a catastrophic impact on the Company.

The following presents the Business Loan in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Business Loan	$844,430	$852,755
Total principal amount	844,430	852,755
Less: Unamortized debt financing costs	(8,684)	(32,876)
Less: Current portion of Surety Bank note	(31,040)	(22,282)
Non-Current portion of Surety Bank note	$804,706	$797,597

The following represents aggregate payments due on the Business Loan as of March 31, 2026:

2026	$88,749
2027	118,332
2028	860,088
Thereafter	-
Total	1,067,168
Less: Interest portion	(222,739)
Total principal amount	$844,430

NOTE 16 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q.

F - 32

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “LFTD Partners,” “LIFD,” “Lifted,” “Highlandia”, “we,” “our” or “us” refer to LFTD Partners Inc. and Lifted, unless the context otherwise indicates.

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

The Company has a history of losses as evidenced by the accumulated deficit at March 31, 2026 of $33,003,164. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net Cash Provided By Operating Activities	$458,860	$351,751
Net Cash Used in Investing Activities	(119,682)	(77,147)
Net Cash Used In Financing Activities	(15,171)	(141,590)

Cash Flows From Operating Activities

Net cash provided by operating activities was $458,860 for the three months ended March 31, 2026; this resulted from a net loss of $4,159,949 decreased by changes in net, non-cash expenses of $4,926,553 and increased by changes in net operating assets and liabilities of $307,744. Non-cash expenses are primarily related to Inventory Reserve Expense (Allowance) of $5,061,673. Changes in net operating assets and liabilities primarily related to $1,006,738 of deferred revenue.

In comparison, net cash provided by operating activities was $351,751 for the three months ended March 31, 2025; this resulted from a net loss of $303,042 decreased by net, non-cash expenses of $129,983 and changes in net operating assets of $524,810. Non-cash expenses are primarily related to spoiled and written off inventory of $464,521.

Cash Flows From Investing Activities

Net cash used in investing activities was $119,682 and $77,147 during the quarters ended March 31, 2026 and 2025, respectively, driven by the purchase of fixed assets in both periods.

Cash Flows From Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities was $15,171, primarily consisting of payments on the Surety Bank loan of $8,325 and payments on the Related Party Note (defined below) of $3,846. In comparison, during the quarter ended March 31, 2025, net cash used in financing activities was $141,590, consisting of payments on the Surety Bank loans of $138,589, and payments of preferred stock dividends totaling $3,000.

During the quarter ended March 31, 2026, net cash increased by $324,006, and we had $2,091,129 of unrestricted cash at March 31, 2026. During the quarter ended March 31, 2025, net cash increased by $133,015 and we had $2,279,962 of unrestricted cash and $1,000,000 of restricted cash at March 31, 2025.

Comparison of the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025

The following table summarizes our Company’s current assets, current liabilities and working capital as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Current Assets	$10,264,049	$15,691,047
Current Liabilities	4,542,477	5,162,410
Working Capital	5,721,572	10,528,637

As of March 31, 2026 and December 31, 2025, we had unrestricted cash of $2,091,129 and $1,767,123, respectively.

As of March 31, 2026, we reported prepaid expenses of $356,953, primarily consisting of prepaid inventory of $278,181. In comparison, as of December 31, 2025, we reported prepaid expenses of $348,667, primarily consisting of prepaid inventory of $272,968.

Accounts receivable of $2,246,020, net of $1,523,796 allowance for doubtful accounts, were outstanding as of March 31, 2026. In comparison, accounts receivable of $2,531,524, net of $1,269,590 allowance for doubtful accounts, were outstanding as of December 31, 2025.

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Raw Goods	$5,615,146	$5,906,501
Finished Goods	4,977,046	5,051,322
Inventory Reserve (Allowance)	(5,061,673)	-
Total Inventory	$5,530,519	$10,957,823

Overhead expenses related to leases, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods. At March 31, 2026, $388,105 of overhead expenses were allocated to finished goods. At December 31, 2025, $373,269 of overhead expenses were allocated to finished goods. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

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

Prior to December 31, 2025, our other assets included our investments in hemp-derived beverage and products maker Ablis, and distillers Bendistillery and Bend Spirits, which total $1,896,200. In the second quarter of 2025, Bend Spirits was merged into Bendistillery for operational efficiency.

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

Net fixed assets as of March 31, 2026 and December 31, 2025 were $2,099,491 and $2,273,377, respectively; the decrease is driven primarily by $139,272 of depreciation offset by $119,682 of capital expenditures.  The Act is expected to materially reduce or eliminate the utility and marketability of fixed assets used primarily in the manufacture of hemp-derived products. As of March 31, 2026, management recorded a 50% impairment charge against the net book value of Lifted’s hemp-specific fixed assets; the recognized impairment charge totaled $143,421. We may be required to record additional impairment charges on these hemp-derived assets, and any efforts to sell such assets may result in significant losses due to limited demand or substantial price discounts.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Fixed Assets

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

As of March 31, 2026, current liabilities of $4,542,477 primarily consisted of accounts payable and accrued expenses of $3,449,351. In comparison, as of December 31, 2025, current liabilities of $5,162,410 primarily consisted of accounts payable and accrued expenses of $3,326,650 and deferred revenue of $1,380,049. The quarter-to-date decline in current liabilities was primarily attributable to the recognition of deferred revenue from December 31, 2025 as revenue as of March 31, 2026.

As of March 31, 2026, non-current liabilities of $1,439,919 consisted of the non-current portion of the loan payable to Surety Bank of $804,706 and operating lease liability of $635,213. In comparison, as of December 31, 2025, non-current liabilities of $1,477,877 consisted of the non-current portion of the loan payable to Surety Bank of $797,597, and operating lease liability of $680,280.

In prior years, the Company’s payables have been greater than its cash on hand. Prior to the Company’s acquisition of Lifted, the Company had inconsistent income-generating ability and was therefore reliant on raising money from loans or stock sales. The Company had an accumulated deficit of $33,003,164 and $28,839,889 as of March 31, 2026 and December 31, 2025, respectively.

Comparison of Operations for the Three Months Ended March 31, 2026 to March 31, 2025

During the three months ended March 31, 2026, the Company recognized net sales of $9,158,206. In comparison, during the three months ended March 31, 2025, the Company recognized net sales of $9,123,850. Some of the business challenges that we face include, but are not limited to: prohibition of, or tighter regulation of, intoxicating hemp-derived and kratom-derived products has been adopted or proposed in many states that are significant markets for Lifted, such as in Florida, Texas, Illinois, Missouri and California; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers more than what Lifted is willing to pay (if anything), for valuable shelf space. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Revenue

License Fee

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

During the year ended December 31, 2025, Lifted has launched certain initiatives in order to attempt to increase net sales and decrease operating expenses, including: laying off certain employees and independent contractors in Kenosha and Durango; restructuring its sales team; consolidating operations; developing the marketing of Lifted’s brands and products; and increasing spending on marketing and advertising, and digital marketing.

Cost of Goods Sold

Cost of Goods Sold amounted to $10,864,286 during the three months ended March 31, 2026, compared to $6,906,457 during the three months ended March 31, 2025.

Lifted's industry, and customer preferences, are constantly and quickly evolving. The regulatory landscape at the municipal, state and federal levels in which Lifted operates is unstable and unpredictable. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. These factors may cause Lifted to record a significant inventory reserve (allowance) against its inventory. Lifted may also have to record significant write offs of obsolete raw goods and slow-moving finished goods, causing an increase in cost of goods sold. An inventory reserve of $4,720,659 was taken against Lifted's hemp-derived inventory as of March 31, 2026. No inventory reserve was taken against Lifted's hemp-derived inventory as of December 31, 2025. An inventory reserve of $341,014 was recorded against Lifted’s 7-OH inventory as of March 31, 2026. During the quarters ended March 31, 2026 and 2025, $89,104 and $464,521 of obsolete and spoiled inventory was written off, respectively. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES Inventory Cost of Goods Sold NOTE 3 - RISKS AND UNCERTAINTIES Going Concern

Segment Disclosures

Reference is hereby made to the disclosures above in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Segment Disclosures

Operating Expenses

Operating expenses include accounts such as payroll expense, deferred contingent stock expense, company-wide management bonus pool, professional fees, bank charges and merchant fees, advertising and marketing, bad debt expense, impairment of hemp-specific fixed assets, depreciation and amortization, collaboration commission and royalty expense, and other operating expenses. Total operating expenses increased to $2,859,181 for the quarter ended March 31, 2026, up from $2,545,779 during the quarter ended March 31, 2025.

Payroll Expense

Payroll Expense includes sales commissions paid to independent contractors. If the Act materially reduces demand for our hemp-derived products, or if products containing 7-OH are banned, we may be required to reduce our workforce and terminate relationships with independent contractors. Such actions could disrupt our operations, result in restructuring costs, and adversely affect our ability to operate or pursue future business opportunities. During the quarter ended March 31, 2026, the Company reported $1,318,781 of payroll expenses. In comparison, during the quarter ended March 31, 2025, the Company reported $1,299,570 of payroll expenses. In March 2025, an Employee Retention Tax Credit (“ERC”) of $22,357 related to the second quarter of 2020 was recovered. The $22,357 ERC is accounted for as a reduction in payroll expenses in the first quarter of 2025.

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

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily relate to marketing campaigns, trade shows, digital marketing, and promotional expenses. Lifted has been engaging with third party specialists to increase its presence in the direct-to-consumer space. During the quarters ended March 31, 2026 and 2025, the Company incurred $341,401 and $415,572 in advertising and marketing expenses.

Provision for Credit Losses – Extrax NM Loans

Reference is hereby made to the disclosures above in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

License Fee

Bad Debt Expense

The Company reported bad debt expense of $249,206 during the quarter ended March 31, 2026. In comparison, the Company reported a benefit from bad debt recovery of $403,869 during the quarter ended March 31, 2025. Bad debt expense stems from the change in the Company’s allowance for doubtful accounts, which stems from the Company’s CECL Model analysis. The delay in Lifted’s receipt of payments from certain customers—primarily distributors—have increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for purchased product (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management speculates that some Slow Paying Customers may be slow-paying Lifted because of their own sales collection issues, which may in part be caused by the regulatory uncertainty over our industry. The Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Collaboration Commission and Royalty Expense

During the quarters ended March 31, 2026 and 2025, the Company reported collaboration commission and royalty expense of $0 and $67,098, respectively. The change in collaboration commission and royalty expense primarily stems from decreased sales of the products covered by respective collaborations. Lifted has been de-emphasizing its collaboration efforts with outside brands due to the collaborations’ lack of traction in sales. As of March 31, 2026 and as of December 31, 2025, the only Manufacturing, Sales and Marketing Agreement still in effect was the Diamond Agreement.

Other Operating Expenses

Other operating expenses include, for example, software expenses, travel, insurance expense, rent expense, repairs and maintenance, state license and filing fees, excise and sales tax expense, health benefits, warehouse and lab expenses below the Company’s capitalization threshold, and other expenses. Other operating expenses were $503,364 during the three months ended March 31, 2026, compared to $651,331 during the three months ended March 31, 2025.

Other Income or Expenses

During the quarter ended March 31, 2026, net non-operating Other Expenses of $149,836 were primarily driven by Settlement Costs of $100,000. In comparison, during the quarter ended March 31, 2025, net non-operating Other Expenses of $54,364 were primarily driven by interest expense of $79,993, offset by interest income of $32,884.

Net Loss

Net loss for the quarter ended March 31, 2026 was $4,159,949, compared to a net loss for the quarter ended March 31, 2025 of $303,042.

Prior to the Loan Term Changes, the Business Loan required that Borrower maintained a minimum 1.50x Debt Service Coverage Ratio (“DSCR”) based on Borrower's annual corporate tax return. The DSCR was to be tested annually, beginning with the 2023 return. The DSCR was to be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. Borrower met the DSCR requirement contained in the Business Loan for the year ended December 31, 2023. Surety Bank agreed to waive any claim of default based on Borrower’s 2024 DSCR.

Off-Balance Sheet Arrangements

As of reported period end, the Company had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2026.

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

During March 2026, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of March 31, 2026 was not effective. Management identified the following material weaknesses as of March 31, 2026:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Description of Legal Proceedings

Lifted currently is involved in two pending lawsuits, one as the defendant, and one as the plaintiff. Please refer to NOTE 12 – LEGAL PROCEEDINGS for more information.

ITEM 1A. RISK FACTORS

The Risk Factors identified under the sections “SUMMARY OF RISK FACTORS”, “ITEM 1A. RISK FACTORS”, and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC on April 1, 2026, continue to represent the most significant risks to the Company’s future results of operations and financial conditions, without further modification or amendment. Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is hereby made to the disclosures above in the following sections, which are hereby incorporated by reference thereto:

NOTE 9 – SHAREHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

Issuance of Series A Convertible Preferred Stock

Issuance of Series B Convertible Preferred Stock

Share-Based Compensation

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None; not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(c) of Regulation S-K.

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

LFTD Partners Inc.

Dated: May 14, 2026	By:	/s/ Gerard M. Jacobs
Gerard M. Jacobs
Chief Executive Officer

