Form 10-Q
period 2026-06-30
LFTD PARTNERS INC.
filed 2026-08-14
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52520

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2026, there were 14,822,678 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

2

PART I — FINANCIAL INFORMATION

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “LFTD Partners” refer to LFTD Partners Inc. together with its wholly owned subsidiary Lifted Liquids, Inc. d/b/a Lifted Made (“Lifted”), d/b/a Urb Finest Flowers (“Urb”), d/b/a Highlandia and d/b/a LM Nutra.

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

3

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,504,297	$1,767,123
Prepaid Expenses	175,237	348,667
Accounts Receivable, net of allowance of $1,207,367 in 2026 and $1,269,590 in 2025	2,915,373	2,531,524
Inventory, net of allowance of $6,596,096 in 2026 and $0 in 2025	3,459,768	10,957,823
Current Portion of Settlement Asset and Receivables	25,000	24,910
Assets Held for Sale	1,294,211	-
Other Current Assets	5,939	61,000
Total Current Assets	9,379,826	15,691,047
Investment in Bendistillery	-	99,800
Net Deferred Tax Asset	1,145,302	269,802
Fixed Assets, less accumulated depreciation of $1,304,885 in 2026 and $1,608,543 in 2025	643,021	2,273,377
Security and State Licensing Deposits and Bonds	53,830	50,183
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $591,243 in 2026 and $457,742 in 2025	804,929	888,339
Total Assets	$12,026,907	$19,272,548
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	$300,219	$257,708
Deferred Revenue	335,984	1,380,049
Income Tax Payable	206,754	155,184
Accounts Payable and Accrued Expenses	2,757,476	3,326,650
Accounts Payable - Related Party	4,962	5,304
Note Payable - Related Party	-	3,846
Preferred Stock Dividends Payable	6,318	7,124
Notes Payable to Surety Bank	31,923	22,282
Interest Payable to Surety Bank	3,949	4,264
Total Current Liabilities	3,647,586	5,162,410
Non-Current Liabilities
Operating Lease Liability	555,444	680,280
Note Payable to Surety Bank	796,551	797,597
Total Non-Current Liabilities	1,351,994	1,477,877
Total Liabilities	4,999,580	6,640,288
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and: 2,500 shares issued and outstanding at June 30, 2026 2,500 shares issued and outstanding at December 31, 2025	3	3
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and: 40,000 shares issued and outstanding at June 30, 2026 40,000 shares issued and outstanding at December 31, 2025	40	40
Common Stock, $0.001 par value; 100,000,000 shares authorized, and: 14,822,678 shares issued and outstanding at June 30, 2026 14,822,678 shares issued and outstanding at December 31, 2025	14,823	14,823
Additional Paid-in Capital	40,986,553	40,986,553
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at June 30, 2026 and December 31, 2025	470,730	470,730
Accumulated Deficit	(34,444,821)	(28,839,889)
Total Shareholders' Equity	7,027,327	12,632,260
Total Liabilities and Shareholders' Equity	$12,026,907	$19,272,548

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Sales	$8,705,194	$10,325,336	$17,863,400	$19,449,186
Cost of Goods Sold	8,053,961	7,078,942	18,918,247	13,985,399
Gross Profit	651,233	3,246,394	(1,054,847)	5,463,787
Operating Expenses
Payroll Expense	1,092,119	1,196,704	2,410,900	2,496,274
Professional Fees	133,612	132,380	216,614	435,684
Bank Charges and Merchant Fees	132,453	132,358	289,569	282,866
Advertising and Marketing	490,770	531,873	832,171	947,445
Bad Debt (Recovery)/Expense	(249,829)	649,637	(623)	245,768
Impairment of Hemp-Specific Fixed Assets	64,628	-	208,049	-
Depreciation and Amortization	47,047	62,512	109,937	124,777
Collab Commission and Royalty Expense	-	5,742	-	72,840
Other Operating Expenses	467,588	644,828	970,952	1,296,159
Total Operating Expenses	2,178,388	3,356,034	5,037,569	5,901,813
Loss From Operations	(1,527,155)	(109,640)	(6,092,416)	(438,026)
Other Income/(Expenses)
Impairment of Investment in Bendistillery	(99,800)	-	(99,800)	-
Interest Income	7,916	19,098	15,864	51,982
Interest Expense	(21,760)	(77,474)	(42,976)	(157,467)
Theft Expense	-	(350,000)	-	(350,000)
Settlement Income	-	177,500	-	177,500
Settlement Costs	-	-	(100,000)	-
Debt Financing Expenses	(799)	(2,773)	(24,991)	(5,515)
Penalties	(2,104)	(1,670)	(3,604)	(1,683)
Gain/(Loss) on Disposal of Fixed Assets	(1,250)	-	(12,126)	-
Loss on Deposits	-	(500)	-	(5,000)
Gain on Forgiveness of Debt	-	21,681	-	21,681
Total Other Income/(Expenses)	(117,797)	(214,138)	(267,633)	(268,502)
Loss Before Provision for Income Taxes	(1,644,952)	(323,778)	(6,360,049)	(706,528)
Benefit/(Provision) for Income Taxes	206,662	54,828	761,810	134,536
Net Loss	$(1,438,290)	$(268,950)	$(5,598,239)	$(571,992)
Less: Accrued Preferred Stock Dividends	(3,367)	(3,366)	(6,694)	(6,697)
Net Loss Attributable to Common Stockholders	$(1,441,657)	$(272,316)	$(5,604,933)	$(578,689)

Earnings/(Loss) Per Common Share Attributable to Common Stockholders
Basic	$(0.10)	$(0.02)	$(0.38)	$(0.04)
Diluted	$(0.10)	$(0.02)	$(0.38)	$(0.04)

Weighted average number of common shares outstanding
Basic	14,822,678	14,822,678	14,822,678	14,822,678
Diluted	14,822,678	14,822,678	14,822,678	14,822,678

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

					Additional	Deferred		Total
	Preferred Stock		Common Stock		Paid-in	Contingent Stock	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	to be Issued	Deficit	Equity
Balance, December 31, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,967,708)	37,504,441
Series A Preferred Stock dividend payable							(1,851)	(1,851)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(303,042)	(303,042)
Balance, March 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,274,080)	37,198,068
Series A Preferred Stock dividend payable							(1,870)	(1,870)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(268,950)	(268,950)
Balance, June 30, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	(4,546,395)	36,925,753

Balance, December 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	(28,839,889)	12,632,260
Series A Preferred Stock dividend payable							(1,849)	(1,849)
Series B Preferred Stock dividend payable							(1,478)	(1,478)
Net Loss							(4,159,949)	(4,159,949)
Balance, March 31, 2026	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(33,003,164)	8,468,984
Series A Preferred Stock dividend payable							(1,871)	(1,871)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(1,438,290)	(1,438,290)
Balance, June 30, 2026	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(34,444,821)	7,027,327

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities
Net Loss	$(5,598,239)	$(571,992)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities
Impairment of Investment in Bendistillery	99,800	-
Sales Allowance	-	45,982
Spoiled and Written Off Inventory	296,378	780,929
Inventory Reserve Expense (Allowance)	6,596,096	-
Bad Debt Expense	(623)	245,768
Impairment of Hemp-Specific Fixed Assets	208,049	-
Depreciation and Amortization	254,967	278,724
Settlement Income	-	(177,500)
Debt Financing Expenses	24,991	5,515
Loss on Disposal of Fixed Assets	12,126	-
Loss on Deposits	-	5,000
Gain on Forgiveness of Debt	-	(21,681)
Deferred Income Taxes	(875,499)	(134,926)
Effect on Cash of Changes in Operating Assets and Liabilities
Prepaid Expenses	173,430	731,609
Accounts Receivable	(383,226)	(1,940,529)
Inventory	605,582	(1,124,034)
Change in Right Of Use Asset	83,410	112,885
Other Assets	51,414	(52,946)
Income Tax Receivable and Payable, net	51,570	(5,202)
Collab Commissions and Royalties Payable	-	(35,829)
Deferred Revenue	(1,044,065)	991,997
Accounts Payable and Accrued Expenses	(569,488)	539,395
Accounts Payable and Interest Payable to Related Parties	(342)	(749)
Change in Settlement Asset and Receivables	(90)	522,295
Change in Operating Lease Liabilities	(82,326)	(108,568)
Net Cash Provided By/(Used in) Operating Activities	(96,085)	86,143
Cash Flows From Investing Activities
Purchases of Fixed Assets	(138,998)	(84,551)
Net Cash Used in Investing Activities	(138,998)	(84,551)
Cash Flows From Financing Activities
Proceeds from Related Party Note	-	350,000
Payments on Related Party Note	(3,846)	(96,154)
Payments on Surety Bank Loans	(16,396)	(278,833)
Payments of Dividends to Preferred Stockholders	(7,500)	(7,500)
Net Cash Used In Financing Activities	(27,743)	(32,487)
Net Increase/(Decrease) in Cash	(262,826)	(30,895)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,767,123	3,146,947
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,504,297	$3,116,052

	For the Six Months Ended
	June 30,
	2026	2025
Supplemental Cash Flow Information
Cash Paid For Interest	$43,290	$159,629
Cash Paid/(Received) For Income Taxes	54,288	(5,563)

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	$1,504,297	$2,116,052
Restricted Cash	-	1,000,000
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$1,504,297	$3,116,052

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

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made, d/b/a Urb Finest Flowers, d/b/a Highlandia and d/b/a LM Nutra, Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its award-winning Urb Finest Flowers (“Urb”) brand (www.urb.shop) and other brands, hemp-derived beverages under the Highlandia brand (www.Highlandia.com), and hemp-free health and wellness gummies under its Mielos brand (www.mielos.com). Lifted also has plans to manufacture and sell hemp-free gummies in multiple flavors under a new brand. Lifted also manufactures and sells hemp-derived and hemp-free products to private label clients, and licenses the Urb brand name to Extrax NM LLC in New Mexico for use on marijuana products. LFTD Partners also owns a 4.99% non-controlling equity interest in hemp-derived beverage and products maker Ablis (www.Ablis.shop), and in craft distiller Bendistillery, Inc. (www.Bendistillery.com), both located in Bend, Oregon.

LFTD Partners is completely dependent upon revenue from Lifted to stay in business and to remain solvent. If Lifted’s revenue were to be seriously disrupted, LFTD Partners would face severe financial difficulties including a potential bankruptcy.

At this point in time, both of Lifted’s two major lines of business – intoxicating hemp-derived products and kratom-derived 7-OH and other products (collectively “7-OH”) – are at severe risk of serious disruption and potential elimination.

Pursuant to a federal law enacted in November 2025, intoxicating hemp-derived products are scheduled to become federally illegal as of November 12, 2026, unless that law is repealed, amended or delayed. And even if that federal law is repealed, amended or delayed, numerous states have enacted laws restricting or prohibiting sales of intoxicating hemp-derived products.

Pursuant to federal regulations that are in the process of being enacted by the U.S. Drug Enforcement Administration, products that include 7-OH above a defined threshold either will temporarily become federally illegal as a controlled substance or will be otherwise restricted.

These federal legislative and regulatory attacks on intoxicating hemp-derived products and 7-OH products threaten to eliminate Lifted’s two major lines of business during the second half of 2026. Lifted has already experienced slowing sales activity and slower collection of accounts receivable in response to regulatory uncertainty and changing market conditions and has taken steps to reduce its remaining inventory of certain affected products. If Lifted’s two major lines of business are eliminated, then Lifted’s operating results, liquidity, and cash flows would be materially adversely affected.

Under those circumstances, Lifted could experience significant liquidity constraints that could impair its ability to satisfy payroll, debt service, accounts payable, rent, insurance, taxes, professional fees, and other operating obligations as they become due. If the Company is unable to offset these revenue declines through cost reductions, asset sales, financing transactions, or diversification initiatives, management believes that the Company could become insolvent and may be required to seek protection under applicable bankruptcy laws.

The management and board of directors of Lifted and LFTD Partners are acutely aware of these very serious risks, and have responded in several ways:

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. Management has implemented, and continues to evaluate, several initiatives intended to preserve liquidity, reduce operating costs, monetize assets, and diversify the Company’s operations; however, there can be no assurance that these initiatives will be completed successfully or will be sufficient to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern:

(1)

During 2026, Lifted has streamlined its operations by laying off a large number of employees and independent contractors. Lifted’s total workforce, including both employees and independent contractors, at one time was close to 200 people, but has been streamlined via layoffs down to approximately 77 people. Significant additional layoffs are highly likely if either or both of Lifted’ two major lines of business are seriously disrupted or eliminated. Such layoffs are highly likely to include people with valuable skills, experience and relationships without which Lifted’s future operations and revenues would be materially adversely affected.

(2)

On July 22, 2026, Lifted entered into a binding agreement to sell its real property located at 5511 95th Avenue, Kenosha, Wisconsin for a purchase price of $1,500,000. The transaction is subject to customary closing conditions and is expected to close on September 16, 2026. If the transaction is completed, Lifted expects to use the net sale proceeds to repay the outstanding mortgage loan with Surety Bank, including the $836,358 principal balance as of June 30, 2026, accrued interest, and any applicable prepayment penalty. The remaining proceeds are expected to be added to Lifted’s working capital.

(3)

Faced with these very serious risks to Lifted’s two major lines of business, LFTD Partners perceives an urgent need to diversify Lifted’s and LFTD Partners’ business away from intoxicating hemp-derived products and 7-OH products.

a.

In the case of Lifted, the management of Lifted plans to manufacture and sell hemp-free gummies in multiple flavors under a new brand, and is exploring the possibility of manufacturing and selling, or purchasing and re-selling, other hemp-free and kratom-free products that may appeal to consumers whose access to intoxicating hemp-derived products and to 7-OH products have been reduced or eliminated as described above.

b.

In the case of LFTD Partners, in June 2026, the Board of Directors of the Company voted unanimously to authorize the CEO of the Company to identify, negotiate and sign contracts to acquire multifamily housing properties and/or laundromats, and in that connection to hire investment bankers and raise capital to support those acquisitions. Pursuant to that resolution, the CEO of the Company, working in conjunction with our President and CFO, have been conducting due diligence investigations of many apartment buildings and laundromats, and have made written and oral offers pursuant to which newly formed subsidiaries of the Company would acquire multiple apartment buildings along the East Coast of Florida. To date, none of these offers have resulted in any legally binding agreements, but these efforts are continuing. No guarantee or assurance can be given that any apartment buildings or laundromats will be acquired by the Company, nor on any particular pricing, terms and conditions.

It is unclear at this point in time how much debt and/or equity can be dedicated or raised by the Company for acquisitions of apartment buildings or laundromats. The Company has engaged, and is continuing to engage, in discussions with certain banks, investment banks and other potential sources of capital for this purpose. No guarantee or assurance can be given that the Company’s capital raising efforts to purchase apartment buildings and/or laundromats will be successful. The Company’s challenges in raising capital relate to several factors, including: potential investors’ and lenders’ skepticism regarding the future of Lifted’s intoxicating hemp-derived and 7-OH products; the fact that the Company’s common stock is not currently traded on NASDAQ or on another national exchange; and the low trading volume of the Company’s stock on the OTCQB Venture Market. Also, the Company’s limited cash on hand and Lifted’s need to devote its limited cash on hand to its expansion opportunities in the hemp-derived THC beverages industry, the hemp-free gummies industry, and other new consumer products have made acquisitions of apartment buildings that require significant equity components of the purchase price difficult. Consequently, the Company is focusing a significant portion of its due diligence efforts on properties that include seller financing or assumable debt.

If and when the Company is successful in acquiring one or more apartment buildings and/or laundromats, the CEO of the Company has been authorized by our Board of Directors to implement a change in the Company’s name and trading ticker symbol, in order to highlight the Company’s diversification away from intoxicating hemp-derived and 7-OH products. Again, no guarantee or assurance can be given that this diversification can or will be accomplished, nor on any particular timetable.

Our principal headquarters are located at 14155 Pine Island Drive, Jacksonville, Florida 32224. Our telephone number is (847) 915-2446. Our corporate website address is www.LFTDPartners.com.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements – The accompanying unaudited interim consolidated financial statements include the accounts of LFTD Partners and its wholly owned subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with US GAAP, have been condensed or omitted in accordance with SEC rules and regulations. As part of the consolidation, all intercompany transactions have been eliminated. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain previously reported amounts have been reclassified between line items to conform to the current period presentation. Results of interim periods should not be considered indicative of the results for the full year. These unaudited interim consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited consolidated financial statements. Actual results could differ from these estimates.

Use of Estimates – The preparation of financial statements in conformity with US GAAP typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include, but are not limited to, the inventory reserve (allowance), allowance for doubtful accounts, sales allowance, estimated useful lives of fixed assets, impairment of fixed assets, impairment of investments, and valuation allowance on deferred income tax assets.

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

Level 1 –Quoted prices in active markets for identical assets or liabilities.

Level 2 –Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Accounting for Investments

The Company’s Investment in Lifted

The financial statements of LFTD Partners are consolidated with Lifted’s, since Lifted is a wholly owned subsidiary of LFTD Partners.

The Act (defined below) necessitated the calculation and recording of an impairment charge on the Lifted Goodwill (defined below) and Oculus Goodwill (defined below). Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

The Act (defined below) necessitated the calculation and recording of an impairment of LFTD Partners’ investment in Ablis, from $399,200 to $0 as of December 31, 2025. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

Regarding LFTD Partners investment in Bendistillery: for a number of reasons, as of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Bendistillery, reducing the carrying value of LFTD Partners’ investment in Bendistillery to $99,800. Then, due primarily to regulatory challenges faced by Bendistillery, as of June 30, 2026, LFTD Partners recorded an impairment charge on its remaining investment in Bendistillery, reducing the carrying value of its investment in Bendistillery to $0. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

In performing its CECL Model Analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. Accounts receivable of $2,915,373, net of $1,207,367 allowance for doubtful accounts, were outstanding at June 30, 2026. In comparison, accounts receivable of $2,531,524, net of $1,269,590 allowance for doubtful accounts, were outstanding at December 31, 2025.

The Company records an allowance for sales for estimated future discounts and refunds related to products sold prior to the reporting period end that are expected to be credited or refunded to customers. The allowance represents management’s estimate of consideration to which the Company does not expect to be entitled and is recorded as a reduction of net sales. A sales allowance of $350,000 was reported as of June 30, 2026 and as of December 31, 2025.

Adjustments to the allowance for sales, whether increases or decreases, are recorded as adjustments to net sales in the Consolidated Statements of Operations, with a corresponding adjustment to the Return Liability within Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets. In periods prior to December 31, 2025, the allowance was presented as a contra accounts receivable account; however, the Company has reclassified the balance to a Return Liability to more appropriately reflect the nature of the obligation under ASC 606.

A primary impetus for the need of a sales allowance is because the regulatory landscape at the municipal, state and federal levels in which Lifted operates is unstable and unpredictable. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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
2)

The Company shipped the wrong item to the customer. In this case, the Company will allow the customer to keep, at no cost to the customer, the item that was mistakenly shipped to the customer. The Company will also ship the correct product to the customer, at no cost to the customer.

3)

The customer ordered the wrong product. In this case, the customer, at his/her own expense, must ship the mistakenly ordered product back to the Company, and the Company will ship the correct product to the customer.

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

Customer Concentration Risk – As of June 30, 2026 and 2025, one and two customers represented more than 10% of gross accounts receivable, respectively.

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

Inventory consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Raw Goods	$5,422,051	$5,906,501
Finished Goods	4,633,813	5,051,322
Inventory Reserve (Allowance)	(6,596,096)	-
Total Inventory	$3,459,768	$10,957,823

Overhead expenses related to leases, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods. At June 30, 2026, $345,325 of overhead expenses were allocated to finished goods. In comparison, at December 31, 2025, $373,269 of overhead expenses were allocated to finished goods.

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

A total inventory reserve of $6,596,096 was recorded against Lifted’s inventory as of June 30, 2026; of which, $5,007,427 was recorded against its hemp-derived or hemp-related inventory, $1,434,458 was recorded against its kratom-derived or kratom-related inventory, and $154,211 was recorded against other inventory unrelated to hemp or kratom.

Regarding Lifted’s inventory reserve against its hemp-derived inventory: on November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026” (the “Act”), which makes continuing appropriations and extensions for fiscal year 2026, and which also bans intoxicating hemp-derived products nationally on November 12, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. It is unknown to management what the demand for hemp products will be through November 12, 2026. An inventory reserve of $5,007,427 was taken against Lifted’s hemp-derived inventory as of June 30, 2026. No inventory reserve was taken against Lifted’s hemp-derived inventory as of December 31, 2025; at the time, management believed that such an action would be premature. During each of the fiscal quarters leading up to November 12, 2026, management will carefully consider the quantity of hemp-derived raw goods and finished goods that are in Lifted’s inventory relative to historical hemp-derived raw goods usage or finished goods sales data, respectively, while also considering expected market demand, the current regulatory landscape, and potentially other factors, to decide if an inventory reserve over its hemp-derived raw goods and/or finished goods is necessary.

Regarding Lifted’s inventory reserve against its kratom-derived inventory: Schedule I placement or other significant federal regulatory restrictions may occur, as the FDA and the DEA have expressed concerns regarding products containing 7-hydroxymitragynine (“7-OH”). In July 2026, the Department of Health and Human Services (“HHS”) initiated a Request for Information regarding proposed scheduling thresholds for 7-OH, and the DEA issued two notices of intent to issue temporary scheduling orders, which were published in the Federal Register. The first proposal would temporarily place 7-OH into Schedule I when present above specified concentration or dosage thresholds in botanical kratom and certain processed products. The second would place mitragynine pseudoindoxyl, MGM-15, and MGM-16 into Schedule I without concentration thresholds. If finalized, these proposals could materially restrict or prohibit the manufacture, distribution, and sale of certain kratom-derived products sold by the Company and materially reduce the Company’s revenue, potentially by approximately half or more. Based on these developments, the Company recorded an inventory reserve of $1,434,458 against its kratom-derived inventory as of June 30, 2026. The Company continues to monitor these regulatory developments and will evaluate their impact as the rulemaking process progresses.

Regarding Lifted’s inventory reserve of $154,211 against its other inventory unrelated to hemp or kratom: management booked a reserve against raw goods with an expiration date on or before July 31, 2026. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Cost of Goods Sold – Cost of goods sold primarily consist of the costs of raw goods utilized in the manufacture of products, direct labor, co-packing fees, freight and shipping charges, and certain quality control costs, such as lab testing costs.

Spoiled and obsolete inventory that is written off is a component of cost of goods sold. During the quarters ended June 30, 2026 and 2025, $207,274 and $316,408, respectively, of obsolete and spoiled inventory was written off. During the six months ended June 30, 2026, and 2025, $296,378 and $780,929 of obsolete and spoiled inventory was written off, respectively.

The process of determining obsolete or spoiled inventory involves:

1)	Identifying raw goods that would no longer be used in the manufacture of finished goods;
2)	Identifying expired and unusable raw goods;
3)	Identifying finished goods that would no longer be sold or that are slow moving;
4)	Identifying finished goods that are expired or that will expire within a month after reported period end; and
5)	Valuing and expensing raw and finished goods that would no longer be sold.

Inventory reserve (allowance) expense is also a component of cost of goods sold. $1,534,423 and $0 of inventory reserve expense is included in cost of goods sold for the quarters ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, and 2025, $6,596,096 and $0 of inventory reserve (allowance) expense was reported, respectively.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Inventory

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Fixed Assets – Fixed assets are recorded and stated at cost. Fixed assets that cost less than $2,500 are expensed, and fixed assets that cost $2,500 or more are capitalized. Depreciation of Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”), machinery and equipment, furniture and fixtures, building improvements, leasehold improvements, computer equipment, vehicles and trade show booths, is based on the asset’s estimated useful life and is calculated using the straight-line method. Normal repairs and maintenance costs are expensed as incurred. Expenditures that materially increase values or extend useful lives are capitalized. The related costs and accumulated depreciation of disposed assets are eliminated and any resulting gain or loss on disposition is included in net income.

Management regularly reviews property and equipment and other long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Fair value is determined using valuation techniques appropriate under the circumstances and consistent with ASC 820. Estimates of future cash flows and fair value involve significant management judgment and are based on information available at the time the estimates are made.

During the first quarter of 2026, management compared Lifted’s undiscounted cash flows through mid-November 2026 (November 12, 2026 is when the national hemp ban goes into effect under the Act), based on Lifted’s first quarter hemp-derived product sales; based on this analysis, the undiscounted cash flow for 2026 is less than the carrying value of the hemp-specific fixed assets as of March 31, 2026. It is unknown to the Company whether or not the sections of the Act that impact the hemp industry will ultimately go into effect on November 12, 2026, or if those sections will be replaced, impacted or amended by subsequent acts of Congress. It is also unknown what hemp sales will be closer to November 12, 2026. The hemp-specific fixed assets may be sold, but it is unknown for what price. Thus, as of March 31, 2026, management recorded an impairment charge of $143,421 against Lifted’s hemp-specific fixed assets.

Similarly, during the second quarter of 2026, management updated its impairment analysis using current information available as of June 30, 2026, including revised estimates of the undiscounted future cash flows expected to be generated by the Company’s hemp-specific fixed assets through November 12, 2026. Based on this updated analysis and continued uncertainty regarding the future use and recoverability of these assets, management concluded that an additional impairment charge was warranted. Accordingly, the Company recognized an additional impairment charge of $64,628 during the second quarter of 2026, bringing the cumulative impairment recognized on hemp-specific fixed assets to $208,049 as of June 30, 2026. The Company may be required to record additional impairment charges on its hemp-derived assets, and any efforts to sell such assets may result in significant losses due to limited demand or substantial price discounts.

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Assets Held for Sale – The Company classifies a long-lived asset or disposal group as held for sale in the period in which all applicable criteria under ASC 360 are met. Assets classified as held for sale are presented separately from property and equipment and measured at the lower of their carrying amount or fair value less cost to sell. Depreciation ceases upon classification as held for sale. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

              NOTE 6 - ASSETS HELD FOR SALE

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

The Company excludes from revenues all taxes assessed by a governmental authority that are imposed on the sale of its products and collected from customers. Discounts and rebates provided to customers are recorded as a reduction to gross sales. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

No License Fee was reported during the six months ended June 30, 2026 or 2025.

ENM also owed Lifted a total of $102,686 of invoices as of June 30, 2026 and December 31, 2025; there is an allowance recorded against the $102,686 of receivable invoices as of June 30, 2026 and as of December 31, 2025, because they were all older than 90 days, and the Company’s policy is to record an allowance for doubtful accounts for accounts receivable older than 90 days.

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

Based on the similarities and shared resources of our production and related product portfolio, the Company views its operations and manages its business as one operating and one reporting segment. The Company’s CODM is NWarrender. Due to the rapidly evolving nature of the Company’s industry, NWarrender leads the Company’s efforts to launch new products to stay ahead of trends, find new sales channels, and modify sales strategies. Consumer demands, changes to regulations, proposed legislation, resource needs for Lifted’s various brands, new product and diversification opportunities are some of the factors that are considered by NWarrender when determining how to allocate the Company’s resources for operations and business development.

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Type of Sale	2026		2025		2026		2025
Net sales of raw materials to customers	$78,297	1%	$141,537	1%	$326,145	2%	$141,537	1%
Net sales of products to private label clients	360,824	4%	301,020	3%	1,148,016	6%	490,126	3%
Net sales of products to wholesalers	961,794	11%	1,425,985	14%	2,088,751	12%	3,293,809	17%
Net sales of products to distributors	6,101,547	70%	7,390,299	72%	11,885,579	67%	13,419,356	69%
Net sales of products to end consumers	1,202,731	14%	1,066,496	10%	2,414,909	14%	2,104,358	11%
Net Sales	$8,705,194	100%	$10,325,336	100%	$17,863,400	100%	$19,449,186	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Product Type	2026		2025		2026		2025
Beverage	$167,177	2%	$-	0%	$325,656	2%	$-	0%
Vapes	613,263	7%	1,164,611	11%	1,235,142	7%	3,244,479	17%
Edibles	7,540,503	87%	8,610,540	83%	15,487,359	87%	14,846,470	76%
Flower	216,365	2%	238,253	2%	507,546	3%	556,247	3%
Cartridges	160,805	2%	298,161	3%	290,563	2%	766,476	4%
Apparel and Accessories	7,082	0%	13,770	0%	17,133	0%	35,514	0%
Net Sales	$8,705,194	100%	$10,325,336	100%	$17,863,400	100%	$19,449,186	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Hemp vs Non-Hemp Product Sales	2026		2025		2026		2025
Net sales of hemp products	$3,843,914	44%	$4,409,808	43%	$8,725,811	49%	$10,107,451	52%
Net sales of non-hemp products	4,861,280	56%	5,915,528	57%	9,137,589	51%	9,341,735	48%
Net Sales	$8,705,194	100%	$10,325,336	100%	$17,863,400	100%	$19,449,186	100%

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Geographic Market	2026		2025		2026		2025
United States	$8,705,194	100%	$10,325,336	100%	$17,863,400	100%	$19,449,186	100%
International	0	0%	0	0%	0	0%	0	0%
Net Sales	$8,705,194	100%	$10,325,336	100%	$17,863,400	100%	$19,449,186	100%

Deferred Revenue – Amounts received from a customer before the purchased product is shipped to the customer are treated as deferred revenue. If cash is not received, an accounts receivable is recognized for the invoiced order, but revenue is not recognized until the order is fully shipped.

At June 30, 2026, total deferred revenue was $335,984, all of which is expected to be recognized as revenue in 2026. At December 31, 2025, total deferred revenue was $1,380,049, all of which was recognized as revenue in the first quarter of 2026. Deposits from customers on unfulfilled orders totaled $166,540 and $393,501 as of June 30, 2026 and December 31, 2025, respectively.

Earnings/(Loss) Per Common Share Attributable to Common Stockholders – Basic earnings/(loss) per common share attributable to common stockholders is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per common share attributable to common stockholders is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants, convertible preferred stock and any issuable Deferred Contingent Stock are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings/(loss) per common share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2026	2025		2026	2025
Net Loss	$(1,438,290)	$(268,950)	Net Loss	$(5,598,239)	$(571,992)
Less: Accrued Preferred Stock Dividends	(3,367)	(3,366)	Less: Accrued Preferred Stock Dividends	(6,694)	(6,697)
Net Loss Attributable to Common Stockholders	$(1,441,657)	$(272,316)	Net Loss Attributable to Common Stockholders	$(5,604,933)	$(578,689)

Weighted average number of common shares outstanding			Weighted average number of common shares outstanding
Basic	14,822,678	14,822,678	Basic	14,822,678	14,822,678
Diluted	14,822,678	14,822,678	Diluted	14,822,678	14,822,678

Loss Per Common Share Attributable to Common Stockholders			Loss Per Common Share Attributable to Common Stockholders
Basic	$(0.10)	$(0.02)	Basic	$(0.38)	$(0.04)
Diluted	$(0.10)	$(0.02)	Diluted	$(0.38)	$(0.04)

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

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements.

Reclassifications – Some items from the prior period have been reclassified within the financial statements to conform with the current presentation. These reclassifications had no effect on previously reported net income (loss), total assets, total liabilities, or stockholders’ equity.

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

The examples included above are not all-inclusive, and an entity shall consider other relevant events and circumstances that affect the fair value or carrying amount of a reporting unit in determining whether to perform the quantitative goodwill impairment test. An entity shall consider the extent to which each of the adverse events and circumstances identified could affect the comparison of a reporting unit’s fair value with its carrying amount. An entity should place more weight on the events and circumstances that most affect a reporting unit’s fair value or the carrying amount of its net assets. An entity also should consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity has a recent fair value calculation for a reporting unit, it also should include as a factor in its consideration the difference between the fair value and the carrying amount in reaching its conclusion about whether to perform the quantitative goodwill impairment test.

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

Goodwill impairment charges on the Lifted Goodwill (defined below) and Oculus Goodwill (defined below) were recorded as of December 31, 2025; reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern – The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $34,444,821 as of June 30, 2026. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses, the Company’s financial obligations under its loan agreements with Surety Bank, and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The Company’s investments in Ablis and Bendistillery made the Company a minority owner of these companies. As a minority owner, the Company is not able to recognize any portion of Ablis’ or Bendistillery’s revenues or earnings in the Company’s financial statements. The Company monitors its investments in Ablis and Bendistillery and from time to time will evaluate whether there has been a potential impairment of value, which there was as of December 31, 2025 and as of June 30, 2026. Reference is made to the following section for more information about the impairment charges recorded against the Company’s investments in Ablis and Bendistillery as of December 31, 2025 and June 30, 2026:

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

The Company currently is making payments of interest and principal on its loan from Surety Bank, and is accruing and paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. As extensively discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), in this Quarterly Report on Form 10-Q, and in the Company’s other SEC filings, the Company is subject to a wide variety of Risk Factors including substantial legal and regulatory risks. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

1)

The elimination of half or more of Lifted’s sales. Sales of hemp-derived products made up approximately 44% and 49% of Lifted’s sales during the three and six months ended June 30, 2026, respectively, and 52% of Lifted’s sales during the year ended December 31, 2025; thus, the Act could eliminate approximately half or more of the Company’s revenue;

2)

Goodwill impairment charges. As a result of LFTD Partners’ acquisition of Lifted, LFTD Partners recognized goodwill of $22,292,767 (“Lifted Goodwill”). As a result of Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., LFTD Partners recognized goodwill of $800,027 (“Oculus Goodwill”). The Act necessitated the calculation and recording of an impairment charge on the Lifted Goodwill and Oculus Goodwill. As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0.

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

4)

Inventory reserve (allowance) against, or significant write offs of, inventory. The Act will most likely negatively impact the pricing of hemp-derived products, the availability and price of raw goods, and production forecasting and sales, which may lead to the recording of an inventory reserve (allowance) against, or write offs of, our hemp-derived inventory each quarter end leading up to November 12, 2026. Moreover, any hemp-derived products in inventory on November 12, 2026 will have to be written off. An allowance of $5,007,427 was taken against Lifted’s hemp-derived inventory as of June 30, 2026.

F-20

5)

Significant write offs of accounts receivable. The Act will have a material adverse effect on the wholesalers and distributors that sell our products. In turn, these wholesalers and distributors may disregard their payment terms and not pay us for the product that they have purchased, causing us to have to correspondingly increase our allowance for doubtful accounts, and eventually write off the accounts receivable.

6)

Impairments of, or losses on the disposition of, hemp-related fixed assets. The Act is expected to materially reduce or eliminate the utility and marketability of fixed assets used primarily in the manufacture of hemp-derived products. As a result, we may be required to record impairment charges on these assets, and any efforts to sell such assets may result in significant losses due to limited demand or substantial price discounts. During the three and six months ended June 30, 2026, impairments of hemp-specific fixed assets of $64,628 and $208,049, respectively, were recognized.

7)

Sales of fixed or other assets to fund ongoing operations. If the Act materially reduces our revenue from hemp-derived products, our cash flow may be insufficient to support ongoing operating expenses. In that event, we may be required to sell fixed assets or other assets to generate liquidity, which could occur at unfavorable prices and materially adversely affect our financial condition.

8)

Workforce reductions and termination of contractor relationships. If the Act materially reduces demand for our hemp-derived products, we may be required to reduce our workforce and terminate relationships with independent contractors. Such actions could disrupt our operations, result in restructuring costs, and adversely affect our ability to operate or pursue future business opportunities. On June 30, 2026, Lifted announced a strategic restructuring to reduce its operating costs as part of its ongoing efforts to align its cost structure with the evolving regulatory environment affecting portions of the hemp-derived and kratom-derived products. As part of this initiative, between June 12-26, 2026, Lifted reduced its workforce from approximately 100 employees and independent contractors to 77. The restructuring is expected to reduce Lifted’s future operating expenses by approximately $736,000 per year.

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

On July 29, 2025, during a joint press conference, the FDA announced that it had recommended to the DEA that 7-hydroxymitragynine (“7-OH”), a concentrated alkaloid derived from the kratom plant, be classified as a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Since that time, the FDA and the DEA have continued to express concerns regarding products containing 7-OH. In July 2026, HHS initiated a Request for Information regarding proposed scheduling thresholds for 7-OH, and the DEA issued two notices of intent to issue temporary scheduling orders, which were published in the Federal Register. The first proposal would temporarily place 7-OH into Schedule I when present above specified concentration or dosage thresholds in botanical kratom and certain processed products. The second would place mitragynine pseudoindoxyl, MGM-15, and MGM-16 into Schedule I without concentration thresholds. Under the standard rulemaking process, the DEA generally would publish a proposed rule, provide an opportunity for public comment, and subsequently issue a final rule. Alternatively, the CSA authorizes the DEA to issue a temporary scheduling order if it determines that 7-OH presents an imminent hazard to public safety, which could become effective upon publication in the Federal Register and generally remain in effect for up to two years, subject to extension while permanent scheduling proceedings are pending. If either proposal is finalized, or if the DEA issues a temporary scheduling order, the manufacture, distribution, and sale of certain kratom-derived products sold by the Company could be materially restricted or prohibited, which could materially reduce the Company’s revenue, potentially by approximately half or more. Based on these developments, the Company recorded an inventory reserve of $1,434,458 against its kratom-derived inventory as of June 30, 2026. The Company continues to monitor these regulatory developments and will evaluate their impact as the rulemaking process progresses.

There can be no assurance that the regulatory positions of the FDA, HHS, or the DEA regarding 7-OH or related kratom-derived compounds will be resolved in a manner favorable to the Company. Any Schedule I placement or other significant federal restrictions applicable to products sold by the Company could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows.

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

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

As a result of LFTD Partners’ acquisition of Lifted, LFTD Partners recognized goodwill of $22,292,767 (“Lifted Goodwill”). As a result of Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., LFTD Partners recognized goodwill of $800,027 (“Oculus Goodwill”). At December 31, 2025, the Company performed its annual goodwill impairment assessment, and determined that an impairment was necessary. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

Regarding LFTD Partners investment in Bendistillery: distillers such as Bendistillery are navigating a tougher, more complex environment than they did even a few years ago. Liquor companies today are balancing category decline, stricter rules, and higher costs while trying to stay culturally relevant. Consequently, as of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Bendistillery, reducing the carrying value of LFTD Partners’ investment in Bendistillery to $99,800. Then, due to various challenges faced by Bendistillery, as of June 30, 2026, LFTD Partners recorded another impairment charge on its investment in Bendistillery, reducing the carrying value of its investment to $0.

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment consist of the following:

Asset Class	June 30, 2026	December 31, 2025
Building	$-	$805,545
Land	-	430,754
Machinery & Equipment, net of accumulated impairment on hemp-specific fixed assets of $99,948 in 2026 and $0 in 2025	1,459,626	1,566,661
Furniture & Fixtures	138,184	138,184
Computer Equipment	21,510	21,510
Building & Leasehold Improvements	184,704	640,499
Vehicles	95,401	64,309
Trade Show Booths, net of accumulated impairment on hemp-specific fixed assets of $108,101 in 2026 and $0 in 2025	48,481	214,457
Sub-total:	$1,947,906	$3,881,920

Less: Accumulated Depreciation	(1,304,885)	(1,608,543)
	$643,021	$2,273,377

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

The Company recognized an impairment charge of $64,628 against its hemp-specific fixed assets during the second quarter of 2026, bringing the cumulative impairment recognized on hemp-specific fixed assets to $208,049 as of June 30, 2026. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Fixed Assets

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense. Depreciation expense related to machinery and equipment and depreciation expense related to Lifted’s main operations building located at 5511 95th Avenue, Kenosha, Wisconsin (“5511 Building”) totaling $68,648 and $145,030 for the three and six months ended June 30, 2026, was allocated as overhead to finished goods as of June 30, 2026. After this allocation, depreciation expense of $47,047 and $109,937 was recognized during the three and six months ended June 30, 2026.

Comparatively, depreciation expense related to machinery and equipment and depreciation expense related to 5511 Building totaling $76,581 and $153,948 for the three and six months ended June 30, 2025, was allocated as overhead to finished goods as of June 30, 2025. After this allocation, depreciation expense of $62,512 and $124,777 was recognized during the three and six months ended June 30, 2025.

NOTE 6 – ASSETS HELD FOR SALE

On June 16, 2026, the Board of Directors authorized management, as part of the Company’s downsizing and cash-conservation plan, to proceed with a plan to sell Lifted’s real property located at 5511 95th Avenue, Kenosha, Wisconsin. As of that date, the property was available for immediate sale in its present condition and was being actively marketed at a price management considered reasonable in relation to its fair value. Based on the Board’s authorization, the active marketing efforts, management’s intent to accept a reasonable offer, and the absence of any known circumstances indicating that a sale could not be completed within one year, management concluded that the sale was probable and that all criteria in ASC 360-10-45-9 were met on June 16, 2026. This conclusion was subsequently corroborated by the binding purchase agreement executed on July 22, 2026, for a sale price of $1,500,000, with closing expected on September 16, 2026, subject to customary closing conditions. Accordingly, the property was classified as held for sale effective June 16, 2026 and measured at the lower of its carrying amount or fair value less cost to sell.

Assets held for sale consisted of the following as of June 30, 2026:

Assets held for sale at June 30, 2026	Carrying amount
Building, net	$752,186
Land	430,754
Building improvements, net	111,271
Total assets held for sale	$1,294,211

The property’s estimated fair value less cost to sell was approximately $1,445,000, based on the $1,500,000 contract price less estimated broker commissions and other closing costs. Because fair value less cost to sell exceeded the property’s carrying amount, no impairment loss was recognized.

NOTE 7 – INTANGIBLE ASSETS, NET

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Combinations

Accounting for Goodwill

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

NOTE 8 – RELATED PARTY TRANSACTIONS

Ablis

During the three and six months ended June 30, 2026, Lifted sold $4,215 and $4,215 worth of finished goods to Ablis In comparison, during the three and six months ended June 30, 2025, Lifted sold $0 and $5,038 worth of finished goods to Ablis.

Outside Director Fees

Each of the Company’s outside directors, including Mr. Vincent Mesolella, Dr. Joshua Bloom, Ms. Sharial Howard, Dr. James Jacobs, and Mr. Kevin Rocio, receive quarterly director fees of $4,000. Prior to his resignation from the Company’s Board of Directors on June 14, 2026, Mr. Richard Morrissy also received a quarterly director fee of $4,000. Dr. Jacobs is the brother of CEO Gerard M. Jacobs (“GJacobs”) and the uncle of President and CFO William Jacobs (“WJacobs”).

Lease and Purchase of 5511 95th Avenue, Kenosha, Wisconsin 53144

Toward the end of 2020, NWarrender, through his assigned entity 95th Holdings, LLC (“Holdings”), purchased the building located at 5511 95th Avenue, Kenosha, Wisconsin 53144 (“5511 Building”) that was immediately leased to us to conduct our expanded operations. The 5511 Building includes office, laboratory and warehouse space. As part of the lease agreement with Holdings, the parties agreed that Lifted would eventually purchase the 5511 Building. The purchase price for the 5511 Building was originally subject to variation based on a formula agreed upon by the parties. Pursuant to the Omnibus Agreement with NWarrender on December 30, 2021, Lifted was obligated to purchase the 5511 Building from Holdings on or before December 31, 2022 for a fixed purchase price of $1,375,000.

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

The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest (the “Working Capital Loan”), and (2) a $910,000 loan at 10% fixed annual interest (the “Business Loan”), the net proceeds of which were used by Lifted to pay a portion of the $1,375,000 purchase price of the 5511 Building. Prior to the WCL Payoff (defined below), the two loans had been cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted, in favor of Surety Bank.

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

Prior to the WCL Payoff, the Board of Directors of the Company had authorized management of the Company to explore a sale of the 5511 Building, and, if the 5511 Building is sold, to apply the net proceeds of such sale, firstly to the full repayment of the Business Loan, and secondly to the partial repayment of the Working Capital Loan. Simultaneously with such authorization, the Board of Directors of the Company had authorized management of the Company to apply certain tax refunds expected to be received by the Company, plus certain cash on hand held by the Company, to the partial or full repayment of the Working Capital Loan. Pursuant to this authorization, during the third quarter ended September 30, 2025, the Working Capital Loan was paid down $592,050 using certain tax refunds received by the Company. Then, on November 20, 2025, the remaining principal and accrued interest on the Working Capital Loan (totaling $1,411,125) was paid off.

Laurie Warrender

On December 30, 2024, Laurie Warrender, NWarrender’s mother, was hired as an employee of Lifted, as a consultant and advisor to NWarrender, with a salary of $5,000 per month. As of June 30, 2026 and December 31, 2025, the Company reported expense reimbursements payable to Ms. Warrender totaling $4,962 and $5,304, respectively.

William Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through June 30, 2026 and December 31, 2025, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

Related Party Note

On April 1, 2025, the Company converted $350,000 of its cash into USD Coin (USDC), a digital stablecoin pegged to the U.S. dollar. Shortly thereafter, the digital wallet containing the USDC was compromised by an unauthorized and unknown third party, resulting in the theft of the full amount. The Company promptly reported the incident to the U.S. Federal Bureau of Investigation and continues to cooperate fully in the ongoing investigation. The Company’s outside law firm is also advising the Company regarding the matter. At this time, the Company is doubtful whether any of the stolen funds will be recovered. On April 22, 2025, the Company borrowed $350,000 from Beachin Company, an affiliate of the Company’s CEO and CFO (the “Related Party Note”). The $350,000 loan did not bear interest, and was repaid by the Company using funds that otherwise would have been paid to the Company’s CEO and CFO in the form of salary or bonuses pursuant to their employment agreements with the Company.

Agreement to Sell Real Property

On July 22, 2026, Lifted entered into a binding agreement to sell its real property located at 5511 95th Avenue, Kenosha, Wisconsin for a purchase price of $1,500,000. The transaction is subject to customary closing conditions and is expected to close on September 16, 2026. Lifted’s listing agents with @properties are the Company’s director Kevin Rocio and Jake Hansen and Lifted expects to pay a commission of 3% of the sale price to Lifted’s listing agents. If the transaction is completed, Lifted expects to use the net sale proceeds to repay the outstanding mortgage loan with Surety Bank, including the $836,358 principal balance as of June 30, 2026, accrued interest, and any applicable prepayment penalty. The remaining proceeds are expected to be added to Lifted’s working capital. As discussed in NOTE 6 – ASSETS HELD FOR SALE, the property was classified as held for sale as of June 30, 2026 at a carrying amount of $1,294,211, and no impairment loss was recognized.

NOTE 9 – SHAREHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

Issuance of Series A Convertible Preferred Stock

The Company has authorized 400,000 shares of its Series A Convertible Preferred Stock, each convertible into 100 shares of common stock. The Series A Preferred Stock accrues cumulative dividends at 3% annually and has no voting rights. The shares are voluntarily convertible by the holder and are subject to mandatory conversion at the Company’s option upon the satisfaction of specified trading price and volume thresholds. As of June 30, 2026 and December 31, 2025, 63,650 shares of Series A Preferred Stock had previously been converted into 6,365,000 shares of common stock. No conversions occurred during the three or six months ended June 30, 2026, or 2025. As of June 30, 2026 and December 31, 2025, 2,500 shares remain outstanding, convertible into 250,000 shares of common stock. Accrued dividends payable were $1,547 as of June 30, 2026, and $5,328 at December 31, 2025. Cash dividends paid totaled $4,500 and $7,500 during each of the three and six months ended June 30, 2026. In comparison, during the three and six months ended June 30, 2025, a total of $4,500 and $7,500, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

Issuance of Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of its Series B Convertible Preferred Stock, each convertible into one share of common stock. The Series B Preferred Stock accrues cumulative dividends at 3% annually and has no voting rights. The shares are voluntarily convertible by the holder and are subject to mandatory conversion at the Company’s option upon the satisfaction of specified trading price and volume thresholds. As of June 30, 2026 and December 31, 2025, 60,000 shares of Series B Preferred Stock had previously been converted into 60,000 shares of common stock. No conversions occurred during the three or six months ended June 30, 2026, or 2025. As of June 30, 2026 and December 31, 2025, 40,000 shares remain outstanding, convertible into 40,000 shares of common stock. Accrued dividends payable were $4,771 as of June 30, 2026, and $1,796 at December 31, 2025. During the three and six months ended June 30, 2026 and 2025, no cash dividends were paid to the Series B Convertible Preferred Stock holders.

Share-Based Compensation

In connection with the acquisition of Lifted, 645,000 shares of unregistered common stock were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to individuals identified at closing. Beginning February 24, 2023, shares were issued to recipients as the applicable conditions were satisfied. Due to the restricted nature and limited marketability of the Company’s common stock, third-party valuation firms were engaged to determine appropriate discounts for financial reporting and tax purposes using the Finnerty Protective Put Model. For financial reporting purposes, a 22% discount for lack of marketability was applied to the 645,000 shares as of February 24, 2023, resulting in recognition of $2,138,175 of stock-based compensation expense. For tax reporting purposes, discounts ranging from 23% to 31% were applied to shares issued during 2023, and a 27% discount was applied to the 93,000 shares issued on September 21, 2023. As of June 30, 2026 and 2025, 142,000 shares of Deferred Contingent Stock remained issuable upon recipient instruction.

Options and Warrants

As of June 30, 2026 and December 31, 2025, the Company did not have any options or warrants outstanding.

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

The following table is the maturity analysis of the Company’s operating leases as of the reported period end:

	Finance	Operating
2026	-	183,099
2027	-	375,879
2028	-	299,234
2029	-	119,967
Thereafter	-	-
Total	-	978,180
Less: Present value discount	-	(122,517)
Lease liability	$-	$855,663

Weighted Average Discount Rate

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history and the riskiness of the industries in which the Company operates.

	June 30, 2026	December 31, 2025
Weighted Average remaining lease term (years)	2.69	3.23
Weighted Average Discount rate	9.61%	9.68%

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended June 30,
Lease Cost:	2026	2025
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expense	89,930	83,424
Total	$89,930	$83,424

	For the Six Months Ended June 30,
Lease Cost:	2026	2025
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expense	177,692	166,849
Total	$177,692	$166,849

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	June 30, 2026
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $591,243	Non-Current Assets	$804,929

Liability	Balance Sheet Line	June 30, 2026
Operating Lease Liabilities	Current Liabilities	$300,219
	Non-Current Liabilities	555,444

Allocation of a Portion of Lease Expense to Finished Goods

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

Compensation of Lifted’s Chief Strategy Officer

Lifted entered into an agreement with its Chief Strategy Officer (the “CSO”), effective as of April 1, 2025, pursuant to which, in addition to his base compensation of $10,000 every two weeks plus health insurance coverage, the CSO receives (1) a royalty on certain gummies manufactured by Lifted of between $0.005 and $0.01, and (2) certain quarterly and annual bonuses based upon Lifted’s quarterly and annual collected revenues on certain sales exceeding targets of $9,000,000 and $58,000,000, respectively. No bonuses were earned during the six months ended June 30, 2026 or 2025.

Company-Wide Management Bonus Pool

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 13 – COMPANY-WIDE MANAGEMENT BONUS POOL

Other Contingent Contractual Obligations and Commercial Commitments

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

Lifted currently is involved in one pending lawsuit, as the defendant:

(1)

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff had filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought 3-4 of the Company’s products, that some of the Company’s products exceeded legal limitations for hemp, and that all of the Defendants misrepresented the nature of the products. In his Amended Complaint, plaintiff asserted seven causes of action including civil RICO claims and alleged the existence of 1,000 “John Doe” defendants. The Company contended that this lawsuit was without merit and is vigorously defending the action. On February 6, 2025, the Court ordered that the RICO claims were dismissed with prejudice, and the other claims were also dismissed. The Court noted that the RICO claims were “borderline frivolous”. The Court further dismissed all claims against the individual defendants. On March 6, 2025, Plaintiff filed a second amended complaint alleging that the Company misrepresented various products. The Company filed a motion to dismiss the amended complaint. On February 23, 2026, the court orally announced that it was granting the motion to dismiss and dismissed the case with prejudice. On March 30, 2026, Plaintiff filed a notice of appeal and the briefing has been completed and the parties are waiting for oral argument.

Lifted currently is involved in five pending lawsuits, as the plaintiff:

(1)	Lifted Liquids, Inc. v RanCo, LLC

On September 9, 2025, the Company had filed an action to recover approximately $354,000 in damages resulting from Defendant’s failure to pay for products. The matter had been filed in Federal Court in California. On October 31, 2025, the matter was voluntarily dismissed without prejudice. On April 2, 2026, the complaint was refiled and the Company has moved for a default judgment based on Defendant’s failure to respond.

(2)	Lifted Liquids, Inc. v. Buckbee Seed Company LLC

On May 29, 2026, Lifted Liquids, Inc. filed a complaint against Buckbee Seed Company LLC in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois, alleging breach of contract arising from Defendant’s failure to pay for products purchased from Lifted. The complaint seeks recovery of approximately $29,397 in unpaid invoices, together with applicable interest, costs, and other relief deemed appropriate by the Court. Defendant has been served but has not appeared in the action. The Company intends to file a motion for default judgment.

(3)	MoHemp Trade Association, Lifted Liquids, Inc. and MNG 2005, Inc. vs. Mike Kehoe, Catherine Hanaway and Sarah Wilson

On July 16, 2026, the Company, together with the MoHemp Trade Association and MNG 2005, Inc., filed a lawsuit in the United States District Court for the Western District of Missouri against Missouri Governor Mike Kehoe, Attorney General Catherine Hanaway, and Sarah Wilson, Director of the Missouri Department of Health and Senior Services, challenging the constitutionality and enforceability of Missouri House Bill 2641. The complaint alleges, among other things, that certain provisions of the statute are preempted by federal law, violate the Dormant Commerce Clause, and are unconstitutionally vague under the Due Process Clause. The plaintiffs seek declaratory and injunctive relief to prevent enforcement of the challenged provisions before they become effective. The litigation is in its preliminary stages, and the Company is unable to predict the ultimate outcome or reasonably estimate any potential loss or recovery associated with the matter.

(4)	Delta Beverages, Inc., et al. v. Canepa, et al.

As described in NOTE 16 – SUBSEQUENT EVENTS, on July 30, 2026, Lifted and other parties filed an action in the United States District Court for the Northern District of Ohio challenging the constitutionality of certain provisions of Ohio Senate Bill 56. The complaint seeks declaratory and injunctive relief, and the plaintiffs simultaneously moved for a temporary restraining order to prohibit enforcement of the challenged provisions during the pendency of the litigation. The litigation is in its preliminary stages, and the Company is unable to predict the ultimate outcome.

(5)	Monti, et al. v. Garcia, et al.

As described in NOTE 16 – SUBSEQUENT EVENTS, on July 31, 2026, Lifted, together with Thomas Monti and The Happy Cactus Apothecary LLC, filed a complaint in the United States District Court for the Southern District of Texas challenging the legality of certain reinstated Schedule I definitions adopted by the Texas Department of State Health Services relating to hemp-derived cannabinoids. The complaint seeks declaratory and injunctive relief, alleging, among other things, that the challenged definitions are preempted by federal law and violate the Due Process and Commerce Clauses of the United States Constitution. Concurrent with the complaint, the plaintiffs filed an emergency motion for a temporary restraining order and expedited preliminary injunction seeking to enjoin enforcement of the challenged definitions while the litigation is pending. The litigation is in its preliminary stages, and the Company is unable to predict the ultimate outcome.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool expense during the three and six months ended June 30, 2026 or 2025.

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

Significant components of the Company’s income tax provision (benefit) for continuing operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Current
Domestic-Federal	$(124,650)	$(4,710)	$52,131	$(9,048)
Domestic-State	119	25	53,727	(1,717)
Franchise taxes	2,176	7,240	7,831	11,155
Foreign	-	-	-	-
	(122,354)	2,555	113,689	390
Deferred
Domestic-Federal	(39,593)	(51,493)	(662,298)	(117,861)
Domestic-State	(44,715)	(5,890)	(213,201)	(17,065)
Foreign	-	-	-	-
	(84,308)	(57,383)	(875,499)	(134,926)
Total Provision/(Benefit) for Income Taxes	$(206,662)	$(54,828)	$(761,810)	$(134,536)

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Domestic-Federal	$(345,897)	$(69,514)	$(1,337,255)	$(150,713)
State taxes, net of federal benefit	(95,691)	(15,176)	(364,278)	(35,171)
Non-deductible expenses	11,366	10,931	24,275	29,416
Franchise taxes	2,176	7,240	7,831	11,155
Revision of prior years' deferred taxes	(49,129)	6,649	(49,129)	570
Change in estimated future income tax rates	32,398	32,224	(87,026)	64,024
Change in valuation allowance	272,864	(27,182)	1,045,921	(53,815)
Other	(34,749)	(1)	(2,148)	(1)
Total Provision/(Benefit) for Income Taxes	$(206,662)	$(54,828)	$(761,810)	$(134,536)

Deferred tax assets and liabilities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
Deferred Tax Assets:
Operating Loss Carry forwards	$1,560	$8,169
Stock-Based Compensation	2,810,058	2,742,007
Sales Allowances	93,522	91,257
Provision for Credit Losses Extrax NM Loans	112,717	109,987
Inventory Reserve (Allowance)	1,762,513	-
Accrued Related Party Expenses	2,651	1,383
Interest Carryforward	-	65,675
Allowance for Doubtful Accounts	322,616	331,026
Lease Liabilities	16,898	16,205
Investment Impairments	506,675	468,384
Fixed Asset Impairments	55,592	-
Less: Valuation allowance	(4,366,299)	(3,320,378)
Total Deferred Tax Assets	1,318,504	513,715

Deferred Tax Liabilities:
Depreciation & Amortization	(173,202)	(243,913)
Total Deferred Tax Liabilities	(173,202)	(243,913)

Net Deferred Tax Assets/(Liabilities)	$1,145,302	$269,802

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

As of June 30, 2026 and December 31, 2025, the Business Loan is secured by a first priority mortgage on the 5511 Building, along with a first priority security interest on all furniture, equipment, inventory, intangibles and fixtures, and other collateral, and also contains late payment penalties.

Prior to the WCL Payoff and Loan Term Changes, any default under these agreements could have resulted in the lender seizing the pledged collateral, including equity in key subsidiaries, intellectual property, and real estate, which could have a catastrophic impact on the Company.

The following presents the Business Loan in the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Business Loan	$836,358	$852,755
Total principal amount	836,358	852,755
Less: Unamortized debt financing costs	(7,885)	(32,876)
Less: Current portion of Surety Bank note	(31,923)	(22,282)
Non-Current portion of Surety Bank note	$796,551	$797,597

The following represents aggregate payments due on the Business Loan as of June 30, 2026:

2026	$59,166
2027	118,332
2028	860,088
Thereafter	-
Total	1,037,586
Less: Interest portion	(201,227)
Total principal amount	$836,358

NOTE 16 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q.

Monti, et al. v. Garcia, et al.

On July 31, 2026, Lifted, together with Thomas Monti and The Happy Cactus Apothecary LLC, filed a complaint in the United States District Court for the Southern District of Texas challenging the legality of certain reinstated Schedule I definitions adopted by the Texas Department of State Health Services relating to hemp-derived cannabinoids. The complaint seeks declaratory and injunctive relief, alleging, among other things, that the challenged definitions are preempted by federal law and violate the Due Process and Commerce Clauses of the United States Constitution. Concurrent with the complaint, the plaintiffs filed an emergency motion for a temporary restraining order and expedited preliminary injunction seeking to enjoin enforcement of the challenged definitions while the litigation is pending. The litigation is in its preliminary stages, and the Company is unable to predict the ultimate outcome.

Delta Beverages, Inc., et al. v. Canepa, et al.

On July 30, 2026, Lifted and other parties filed an action in the United States District Court for the Northern District of Ohio challenging the constitutionality of certain provisions of Ohio Senate Bill 56. The complaint seeks declaratory and injunctive relief, and the plaintiffs simultaneously moved for a temporary restraining order to prohibit enforcement of the challenged provisions during the pendency of the litigation. The litigation is in its preliminary stages, and the Company is unable to predict the ultimate outcome.

Federal Regulatory Actions Affecting Kratom-Derived Products

On July 29, 2025, during a joint press conference, the FDA announced that it had recommended to the DEA that 7-hydroxymitragynine (“7-OH”), a concentrated alkaloid derived from the kratom plant, be classified as a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Since that time, the FDA and the DEA have continued to express concerns regarding products containing 7-OH. In July 2026, HHS initiated a Request for Information regarding proposed scheduling thresholds for 7-OH, and the DEA issued two notices of intent to issue temporary scheduling orders, which were published in the Federal Register. The first proposal would temporarily place 7-OH into Schedule I when present above specified concentration or dosage thresholds in botanical kratom and certain processed products. The second would place mitragynine pseudoindoxyl, MGM-15, and MGM-16 into Schedule I without concentration thresholds. Under the standard rulemaking process, the DEA generally would publish a proposed rule, provide an opportunity for public comment, and subsequently issue a final rule. Alternatively, the CSA authorizes the DEA to issue a temporary scheduling order if it determines that 7-OH presents an imminent hazard to public safety, which could become effective upon publication in the Federal Register and generally remain in effect for up to two years, subject to extension while permanent scheduling proceedings are pending. If either proposal is finalized, or if the DEA issues a temporary scheduling order, the manufacture, distribution, and sale of certain kratom-derived products sold by the Company could be materially restricted or prohibited, which could materially reduce the Company’s revenue, potentially by approximately half or more. Based on these developments, the Company recorded an inventory reserve of $1,434,458 against its kratom-derived inventory as of June 30, 2026. The Company continues to monitor these regulatory developments and will evaluate their impact as the rulemaking process progresses. There can be no assurance that the regulatory positions of the FDA, HHS, or the DEA regarding 7-OH or related kratom-derived compounds will be resolved in a manner favorable to the Company. Any Schedule I placement or other significant federal restrictions applicable to products sold by the Company could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows.

Agreement to Sell Real Property

On July 22, 2026, Lifted entered into a binding agreement to sell its real property located at 5511 95th Avenue, Kenosha, Wisconsin for a purchase price of $1,500,000. The transaction is subject to customary closing conditions and is expected to close on September 16, 2026. If the transaction is completed, Lifted expects to use the net sale proceeds to repay the outstanding mortgage loan with Surety Bank, including the $836,358 principal balance as of June 30, 2026, accrued interest, and any applicable prepayment penalty. The remaining proceeds are expected to be added to Lifted’s working capital. As discussed in NOTE 6 – ASSETS HELD FOR SALE, the property was classified as held for sale as of June 30, 2026 at a carrying amount of $1,294,211, and no impairment loss was recognized.

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

Cautionary Note Regarding Forward-Looking Statements

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Overview

The legal and regulatory risks facing the Company’s business are particularly acute at this point in time. In particular, reference is hereby made to the description of the business of LFTD Partners Inc., and to risks and uncertainties therewith, in the following sections, which are hereby incorporated by reference thereto:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Liquidity and Capital Resources

On February 24, 2020, the Company acquired 100% of the ownership interests of Lifted. All of the Company’s sales are generated by the Company’s wholly owned subsidiary Lifted; LFTD Partners by itself generates no sales. We also do not recognize any revenue or earnings from our investments in Bendistillery and Ablis. Prior to its dissolution in May 2026, LFTD Partners’ other wholly owned subsidiary, Highlandia Inc., did not generate any sales.

The Company’s cash needs for working capital, capital expenditures, growth opportunities, the payments of Series A and Series B Preferred Stock dividends, its financial obligations under its loan agreements with Surety Bank, and other obligations, are expected to be met with current cash on hand and cash flows provided by operating activities.

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

The Company has a history of losses as evidenced by the accumulated deficit at June 30, 2026 of $34,444,821. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Net Cash Provided By/(Used in) Operating Activities	$(96,085)	$86,143
Net Cash Used in Investing Activities	(138,998)	(84,551)
Net Cash Used In Financing Activities	(27,743)	(32,487)

Cash Flows From Operating Activities

Net cash used in operating activities was $96,085 for the six months ended June 30, 2026, consisting of a net loss of $5,598,239, offset by net non-cash expenses of $6,616,285, with net changes in operating assets and liabilities using cash of $1,114,131. Non-cash expenses primarily related to inventory reserve expense (allowance) of $6,596,096. Changes in operating assets and liabilities primarily related to a $1,044,065 decrease in deferred revenue.

In comparison, net cash provided by operating activities was $86,143 for the six months ended June 30, 2025, consisting of a net loss of $571,992, offset by net non-cash expenses of $1,027,812, with net changes in operating assets and liabilities using cash of $369,677. Non-cash expenses primarily related to spoiled and written-off inventory of $780,929.

Cash Flows From Investing Activities

Net cash used in investing activities was $138,998 and $84,551 during the six months ended June 30, 2026 and 2025, respectively, driven by the purchase of fixed assets in both periods.

Cash Flows From Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities was $27,743, primarily consisting of payments on the Surety Bank loan of $16,396 and payments of dividends to holders of preferred stock of $7,500. In comparison, during the six months ended June 30, 2025, net cash used in financing activities was $32,487, primarily consisting of proceeds of $350,000 from the Related Party Note (defined below), offset by payments on the Surety Bank loans of $278,833, and payments on the Related Party Note of $96,154.

During the six months ended June 30, 2026, net cash decreased by $262,826, and we had $1,504,297 of unrestricted cash at June 30, 2026. During the six months ended June 30, 2025, net cash decreased by $30,895, and we had $2,116,052 of unrestricted cash at June 30, 2025.

Comparison of the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025

The following table summarizes our Company’s current assets, current liabilities and working capital as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Current Assets	$9,379,826	$15,691,047
Current Liabilities	3,647,586	5,162,410
Working Capital	5,732,240	10,528,637

As of June 30, 2026 and December 31, 2025, we reported cash and cash equivalents of $1,504,297 and $1,767,123, respectively.

As of June 30, 2026, we reported prepaid expenses of $175,237, primarily consisting of prepaid inventory of $106,338. In comparison, as of December 31, 2025, we reported prepaid expenses of $348,667, primarily consisting of prepaid inventory of $272,968.

Accounts receivable of $2,915,373, net of $1,207,367 allowance for doubtful accounts, were outstanding as of June 30, 2026. In comparison, accounts receivable of $2,531,524, net of $1,269,590 allowance for doubtful accounts, were outstanding as of December 31, 2025.

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Inventory is valued at the lower of average cost or market value (net realizable value). Inventory consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Raw Goods	$5,422,051	$5,906,501
Finished Goods	4,633,813	5,051,322
Inventory Reserve (Allowance)	(6,596,096)	-
Total Inventory	$3,459,768	$10,957,823

Overhead expenses related to leases, utilities, insurance, and indirect labor are allocated to finished goods based on the estimated percentage cost toward the finished goods. Depreciation expense related to certain machinery and equipment is also allocated to finished goods. At June 30, 2026, $345,325 of overhead expenses were allocated to finished goods. At December 31, 2025, $373,269 of overhead expenses were allocated to finished goods.

A total inventory reserve (allowance) of $6,596,096 was recorded against Lifted’s inventory as of June 30, 2026; of which, $5,007,427 was recorded against its hemp-derived or hemp-related inventory, $1,434,458 was recorded against its kratom-derived or kratom-related inventory, and $154,211 was recorded against other inventory unrelated to hemp or kratom.

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Inventory

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

The Act necessitated the calculation and recording of an impairment charge on the Lifted Goodwill and Oculus Goodwill. As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

The Company recorded impairment charges against its investments in Ablis and Bendistillery and wrote down its investment in Ablis to $0 and its investment in Bendistillery to $99,800, as of December 31, 2025. Then, as of June 30, 2026, the Company recorded another impairment charge on its investment in Bendistillery, reducing the carrying value of its investment to $0. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

Net fixed assets as of June 30, 2026 and December 31, 2025 were $643,021 and $2,273,377, respectively. In addition, as of June 30, 2026, the Company classified the 5511 Building, related building improvements and land, with an aggregate carrying amount of $1,294,211, as assets held for sale. The combined carrying amount of net fixed assets and assets held for sale was $1,937,232 as of June 30, 2026. Excluding the reclassification, the decrease was driven primarily by impairments of hemp-specific fixed assets totaling $208,049, and $254,967 of depreciation, partially offset by $138,998 of capital expenditures. The Act is expected to materially reduce or eliminate the utility and marketability of fixed assets used primarily in the manufacture of hemp-derived products, which is why the impairments were recorded. If the Act materially reduces our revenue from hemp-derived products, our cash flow may be insufficient to support ongoing operating expenses. In that event, we may be required to sell fixed assets or other assets to generate liquidity, which could occur at unfavorable prices and materially adversely affect our financial condition. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Fixed Assets

Assets Held for Sale

NOTE 6 – ASSETS HELD FOR SALE

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

As of June 30, 2026, current liabilities of $3,647,586 primarily consisted of accounts payable and accrued expenses of $2,757,476. In comparison, as of December 31, 2025, current liabilities of $5,162,410 primarily consisted of accounts payable and accrued expenses of $3,326,650 and deferred revenue of $1,380,049.

As of June 30, 2026, non-current liabilities of $1,351,994 consisted of the non-current portion of the loan payable to Surety Bank of $796,551 and operating lease liability of $555,444. In comparison, as of December 31, 2025, non-current liabilities of $1,477,877 consisted of the non-current portion of the loan payable to Surety Bank of $797,597, and operating lease liability of $680,280.

In prior years, the Company’s payables have been greater than its cash on hand. Prior to the Company’s acquisition of Lifted, the Company had inconsistent income-generating ability and was therefore reliant on raising money from loans or stock sales. The Company had an accumulated deficit of $34,444,821 and $28,839,889 as of June 30, 2026 and December 31, 2025, respectively.

Comparison of Operations for the Three and Six Months Ended June 30, 2026 to June 30, 2025

Net sales during the three and six months ended June 30, 2026 were $8,705,194 and $17,863,400, respectively, compared to net sales during the three and six months ended June 30, 2025 of $10,325,336 and $19,449,186, respectively. Some of the business challenges that we face include, but are not limited to: the adoption or proposal of federal and state legislation and regulations that prohibit or more tightly regulate intoxicating hemp-derived and kratom-derived products, including in significant markets for Lifted, such as in Florida, Texas, Illinois, Missouri and California; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers more than what Lifted is willing to pay (if anything), for valuable shelf space. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

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

On June 30, 2026, Lifted announced a strategic restructuring to reduce its operating costs as part of its ongoing efforts to align its cost structure with the evolving regulatory environment affecting portions of the hemp-derived and kratom-derived products. As part of this initiative, between June 12-26, 2026, Lifted reduced its workforce from approximately 100 employees and independent contractors to 77. The restructuring is expected to reduce Lifted’s future operating expenses by approximately $736,000 per year. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Cost of Goods Sold

Cost of goods sold during the three and six months ended June 30, 2026 was $8,053,961 and $18,918,247, respectively, compared to cost of goods sold during the three and six months ended June 30, 2025 of $7,078,942 and $13,985,399, respectively.

Lifted’s industry, and customer preferences, are constantly and quickly evolving. The regulatory landscape at the municipal, state and federal levels in which Lifted operates is unstable and unpredictable. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production. These factors have caused Lifted to record a significant inventory reserve (allowance) against its inventory. A total inventory reserve of $6,596,096 was recorded against Lifted’s inventory as of June 30, 2026; of which, $5,007,427 was recorded against its hemp-derived or hemp-related inventory, $1,434,458 was recorded against its kratom-derived or kratom-related inventory, and $154,211 was recorded against other inventory unrelated to hemp or kratom.

No inventory reserve was taken against Lifted’s hemp-derived inventory as of December 31, 2025. Write offs of inventory during the three and six months ended June 30, 2026 were $207,274 and $296,378, respectively, compared to write offs of inventory during the three and six months ended June 30, 2025 of $316,408 and $780,929, respectively. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Inventory

Cost of Goods Sold

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Segment Disclosures

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Segment Disclosures

Operating Expenses

Operating expenses include accounts such as payroll expense, professional fees, bank charges and merchant fees, advertising and marketing, bad debt (recovery)/expense, impairment of hemp-specific fixed assets, depreciation and amortization, collaboration commission and royalty expense, and other operating expenses. Total operating expenses during the three months ended June 30, 2026 were $2,178,388 compared to $3,356,034 during the three months ended June 30, 2025. This $1,177,646 decline was primarily due to an $899,466 reduction in bad debt expense, and a $177,240 reduction in other operating expense.

Total operating expenses during the six months ended June 30, 2026 were $5,037,569, compared to $5,901,813 during the six months ended June 30, 2025. This $864,244 decline was primarily due to a $325,207 reduction in other operating expense, a $246,391 reduction in bad debt expense, and a $219,070 reduction in professional fees.

Payroll Expense

Payroll Expense includes sales commissions paid to independent contractors. If the Act materially reduces demand for our hemp-derived products, or if kratom-derived products are classified as a Schedule I controlled substance under the Controlled Substances Act (“CSA”), we may be required to reduce our workforce and terminate relationships with independent contractors. Such actions could disrupt our operations, result in restructuring costs, and adversely affect our ability to operate or pursue future business opportunities.

Payroll expense during the three and six months ended June 30, 2026 was $1,092,119 and $2,410,900, respectively, compared to payroll expense during the three and six months ended June 30, 2025 of $1,196,704 and $2,496,274, respectively. In March 2025, an Employee Retention Tax Credit (“ERC”) of $22,357 related to the second quarter of 2020 was recovered. The $22,357 ERC was accounted for as a reduction in payroll expenses in the first quarter of 2025.

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

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily relate to marketing campaigns, trade shows, digital marketing, and promotional expenses. Lifted has been engaging with third party specialists to increase its presence in the direct-to-consumer space. Advertising and marketing expenses during the three and six months ended June 30, 2026 were $490,770 and $832,171, respectively, compared to advertising and marketing expenses during the three and six months ended June 30, 2025 of $531,873 and $947,445, respectively.

Provision for Credit Losses – Extrax NM Loans

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

License Fee

Bad Debt (Recovery)/Expense

Bad debt recovery during the three and six months ended June 30, 2026 was $249,829 and $623, respectively, compared to bad debt expense during the three and six months ended June 30, 2025 of $649,637 and $245,768, respectively. Bad debt expense stems from the change in the Company’s allowance for doubtful accounts, which stems from the Company’s CECL Model analysis. The delay in Lifted’s receipt of payments from certain customers – primarily distributors – has increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for products purchased (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management believes that some Slow Paying Customers may be delaying payments to Lifted because of their own accounts receivable collection issues, which may in part be caused by the regulatory uncertainty over the industries in which Lifted participates. The Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Collaboration Commission and Royalty Expense

Collaboration commission and royalty expense during the three and six months ended June 30, 2026 was $0, compared to collaboration commission and royalty expense during the three and six months ended June 30, 2025 of $5,742 and $72,840, respectively. The change in collaboration commission and royalty expense primarily stems from decreased sales of the products covered by respective collaborations. Lifted has been de-emphasizing its collaboration efforts with outside brands due to the collaborations’ lack of traction in sales. As of June 30, 2026 and as of December 31, 2025, the only Manufacturing, Sales and Marketing Agreement still in effect was the Diamond Agreement.

Other Operating Expenses

Other operating expenses include, for example, software expenses, travel, insurance expense, rent expense, repairs and maintenance, state license and filing fees, excise and sales tax expense, health benefits, warehouse and lab expenses below the Company’s capitalization threshold, and other expenses.

Other operating expenses during the three months ended June 30, 2026 were $467,588 compared to $644,828 during the three months ended June 30, 2025.  This $177,240 decline was primarily due to a $173,938 reduction in warehouse and lab expense.

Other operating expenses during the six months ended June 30, 2026 were $970,952, compared to $1,296,159 during the six months ended June 30, 2025.  This $325,207 decline was primarily due to a $154,397 reduction in warehouse and lab expense, a $38,222 reduction in excise and sale tax expense, and a $33,161 reduction in insurance expense.

Other Income/(Expenses)

Other expenses during the three and six months ended June 30, 2026 were $117,797 and $267,633, respectively, compared to other expenses during the three and six months ended June 30, 2025 of $214,138 and $268,502, respectively. During the quarter ended June 30, 2026, Other Expenses primarily consisted of the $99,800 impairment of the Company’s investment in Bendistillery. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

During the six months ended June 30, 2026, Other Expenses primarily consisted of the $99,800 impairment of the Company’s investment in Bendistillery and settlement costs of $100,000. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 12 – LEGAL PROCEEDINGS

Settlement Agreement with Sergio Hernandez and Josue Hernandez

During the quarter ended June 30, 2025, Other Expenses of $214,138 primarily consisted of theft expense of $350,000 and interest expense of $77,474 offset by settlement income of $177,500 and interest income of $19,098. During the six months ended June 30, 2025, Other Expenses of $268,502 primarily consisted of theft expense of $350,000 and interest expense of $157,467 offset by settlement income of $177,500 and interest income of $51,982.

Net Loss

Net loss during the three and six months ended June 30, 2026 was $1,438,290 and $5,598,239, respectively, compared to net loss during the three and six months ended June 30, 2025 of $268,950 and $571,992, respectively. Prior to the Loan Term Changes, the Business Loan required that Borrower maintained a minimum 1.50x Debt Service Coverage Ratio (“DSCR”) based on Borrower’s annual corporate tax return. The DSCR was to be tested annually, beginning with the 2023 return. The DSCR was to be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. Borrower met the DSCR requirement contained in the Business Loan for the year ended December 31, 2023. Surety Bank agreed to waive any claim of default based on Borrower’s 2024 DSCR.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2026.

(b) Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. “Internal Control Over Financial Reporting” is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

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

During June 2026, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of June 30, 2026 was not effective. Management identified the following material weaknesses as of June 30, 2026:

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

(2)

We have enhanced the use of specialist involvement in complex, non-routine, and technical areas of accounting, valuation, new accounting standards adoption, and tax matters. These specialists include the licensed, external certified public accountant referred to above, a tax firm, and a valuation firm.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Description of Legal Proceedings

Lifted currently is involved in six pending legal proceedings, one as the defendant, and five as the plaintiff. Please refer to NOTE 12 – LEGAL PROCEEDINGS for more information.

ITEM 1A. RISK FACTORS

The Risk Factors identified under the sections “SUMMARY OF RISK FACTORS”, “ITEM 1A. RISK FACTORS”, and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC on April 1, 2026, and in our subsequent quarterly filings on Form 10-Q, continue to represent the most significant risks to the Company’s future results of operations and financial condition, without further modification or amendment. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 9 – SHAREHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

Issuance of Series A Convertible Preferred Stock

Issuance of Series B Convertible Preferred Stock

Share-Based Compensation

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None; not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

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

LFTD Partners Inc.

Date: August 14, 2026	/s/ Gerard M. Jacobs
By: Gerard M. Jacobs
Chief Executive Officer

