Form 10-Q
period 2026-09-30
LFTD PARTNERS INC.
filed 2026-11-13
CIK 1391135

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2026, there were 14,822,678 shares of the registrant’s common stock outstanding.

LFTD PARTNERS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

3

ITEM 1. FINANCIAL STATEMENTS

LFTD PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,485,987	$1,767,123
Prepaid Expenses, net of Prepaid Inventory Allowance on Hemp or Hemp-Related Goods of $253,586	105,742	348,667
Accounts Receivable, net of allowance of $2,062,481 in 2026 and $1,269,590 in 2025	1,839,757	2,531,524
Inventory, net of allowance of $5,062,613 in 2026 and $0 in 2025	2,363,988	10,957,823
Current Portion of Settlement Asset and Receivables, net of allowance of $25,000 in 2026 and $0 in 2025	135	24,910
Other Current Assets	6,393	61,000
Total Current Assets	6,802,002	15,691,047
Investment in Bendistillery	-	99,800
Net Deferred Tax Asset	129,591	269,802
Fixed Assets, less accumulated depreciation of $1,369,708 in 2026 and $1,608,543 in 2025	598,017	2,273,377
Security and State Licensing Deposits and Bonds	53,830	50,183
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $661,177 in 2026 and $457,742 in 2025	734,994	888,339
Intangible Assets	5,023	-
Total Assets	$8,323,457	$19,272,548
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Operating Lease Liability	$310,315	$257,708
Deferred Revenue	493,155	1,380,049
Income Tax Payable	9,362	155,184
Accounts Payable and Accrued Expenses	3,346,624	3,326,650
Accounts Payable - Related Party	510	5,304
Note Payable - Related Party	-	3,846
Preferred Stock Dividends Payable	5,221	7,124
Note Payable to Surety Bank	-	22,282
Interest Payable to Surety Bank	-	4,264
Total Current Liabilities	4,165,187	5,162,410
Non-Current Liabilities
Operating Lease Liability	473,794	680,280
Note Payable to Surety Bank	-	797,597
Total Non-Current Liabilities	473,794	1,477,877
Total Liabilities	4,638,981	6,640,288
Commitments and Contingencies	-	-
Shareholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 total shares authorized; out of which two Series of Preferred Stock are authorized and outstanding, as follows:
Series A Convertible Preferred Stock: 400,000 shares authorized, and:	3	3
2,500 shares issued and outstanding at September 30, 2026
2,500 shares issued and outstanding at December 31, 2025
Series B Convertible Preferred Stock: 5,000,000 shares authorized, and:	40	40
40,000 shares issued and outstanding at September 30, 2026
40,000 shares issued and outstanding at December 31, 2025
Common Stock, $0.001 par value; 100,000,000 shares authorized, and:	14,823	14,823
14,822,678 shares issued and outstanding at September 30, 2026
14,822,678 shares issued and outstanding at December 31, 2025
Additional Paid-in Capital	40,986,553	40,986,553
142,000 shares of Deferred Contingent Stock issuable upon instruction by the respective Deferred Contingent Stock Recipients at September 30, 2026 and December 31, 2025	470,730	470,730
Accumulated Deficit	(37,787,673)	(28,839,889)
Total Shareholders' Equity	3,684,475	12,632,260
Total Liabilities and Shareholders' Equity	$8,323,457	$19,272,548

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Sales	$4,808,812	$9,056,742	$22,672,212	$28,505,928
Cost of Goods Sold	4,166,954	4,899,247	23,085,201	18,884,646
Gross Profit	641,858	4,157,495	(412,989)	9,621,282
Operating Expenses
Payroll Expense	1,070,534	1,169,117	3,481,434	3,665,391
Professional Fees	137,817	132,424	354,431	568,108
Bank Charges and Merchant Fees	134,025	159,042	423,594	441,908
Advertising and Marketing	578,284	426,573	1,410,455	1,374,018
Provision for Credit Losses – Settlement Receivables	25,000	-	25,000	-
Bad Debt Expense	864,376	418,918	863,753	664,686
Impairment of Hemp-Specific Fixed Assets	-	-	208,049	-
Depreciation and Amortization	22,299	62,161	132,236	186,938
Collab Commission and Royalty Expense	-	33,899	-	106,739
Other Operating Expenses	443,363	442,570	1,414,315	1,738,729
Total Operating Expenses	3,275,698	2,844,704	8,313,267	8,746,517
Income/(Loss) From Operations	(2,633,840)	1,312,791	(8,726,256)	874,765
Other Income/(Expenses)
Impairment of Investment in Bendistillery	-	-	(99,800)	-
Interest Income	6,930	23,695	22,794	75,677
Interest Expense	(20,837)	(73,481)	(63,813)	(230,948)
Loss From Inventory Theft	-	(358,072)	-	(358,072)
Theft Expense	-	-	-	(350,000)
Settlement Income	-	-	-	177,500
Settlement Costs	-	-	(100,000)	-
Debt Financing Expenses	(799)	(32,803)	(25,790)	(38,318)
Loss on Debt Extinguishment	(16,209)	-	(16,209)	-
Penalties	(1,023)	(1,316)	(4,627)	(2,999)
Gain/(Loss) on Disposal of Assets Held for Sale and Other Fixed Assets	143,468	-	131,342	-
Loss on Deposits	-	-	-	(5,000)
Gain on Forgiveness of Debt	-	-	-	21,681
Total Other Income/(Expenses)	111,530	(441,977)	(156,103)	(710,479)
Income/(Loss) Before Provision for Income Taxes	(2,522,310)	870,814	(8,882,359)	164,286
Benefit/(Provision) for Income Taxes	(817,139)	(236,557)	(55,329)	(102,021)
Net Income/(Loss)	$(3,339,449)	$634,257	$(8,937,688)	$62,265
Less: Accrued Preferred Stock Dividends	(3,403)	(3,403)	(10,097)	(10,099)
Net Income/(Loss) Attributable to Common Stockholders	$(3,342,852)	$630,854	$(8,947,785)	$52,166

Earnings/(Loss) Per Common Share Attributable to Common Stockholders
Basic	$(0.23)	$0.04	$(0.60)	$0.00
Diluted	$(0.23)	$0.04	$(0.60)	$0.00

Weighted average number of common shares outstanding
Basic	14,822,678	14,822,678	14,822,678	14,822,678
Diluted	14,822,678	14,964,678	14,822,678	14,964,678

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

					Additional	Deferred Contingent Stock		Total
	Preferred Stock		Common Stock		Paid-in	to be	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance, December 31, 2024	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,967,708)	$37,504,441
Series A Preferred Stock dividend payable							(1,851)	(1,851)
Series B Preferred Stock dividend payable							(1,480)	(1,480)
Net Loss							(303,042)	(303,042)
Balance, March 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,274,080)	$37,198,068
Series A Preferred Stock dividend payable							(1,870)	(1,870)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(268,950)	(268,950)
Balance, June 30, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(4,546,395)	$36,925,753
Series A Preferred Stock dividend payable							(1,890)	(1,890)
Series B Preferred Stock dividend payable							(1,513)	(1,513)
Net Income							634,257	634,257
Balance, September 30, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(3,915,542)	$37,556,607

Balance, December 31, 2025	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(28,839,889)	$12,632,260
Series A Preferred Stock dividend payable							(1,849)	(1,849)
Series B Preferred Stock dividend payable							(1,478)	(1,478)
Net Loss							(4,159,949)	(4,159,949)
Balance, March 31, 2026	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(33,003,164)	$8,468,984
Series A Preferred Stock dividend payable							(1,871)	(1,871)
Series B Preferred Stock dividend payable							(1,496)	(1,496)
Net Loss							(1,438,290)	(1,438,290)
Balance, June 30, 2026	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(34,444,821)	$7,027,327
Series A Preferred Stock dividend payable							(1,890)	(1,890)
Series B Preferred Stock dividend payable							(1,513)	(1,513)
Net Loss							(3,339,449)	(3,339,449)
Balance, September 30, 2026	42,500	$43	14,822,678	$14,823	$40,986,553	$470,730	$(37,787,673)	$3,684,475

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

LFTD PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities
Net Income/(Loss)	$(8,937,688)	$62,265
Adjustments to Reconcile Net Income/(Loss) to Net Cash Provided by/(Used in) Operating Activities
Impairment of Investment in Bendistillery	99,800	-
Provision for Credit Losses – Settlement Receivables	25,000	-
Sales Allowance	-	45,982
Spoiled and Written Off Inventory	2,356,706	769,104
Inventory Reserve Expense	5,316,198	-
Bad Debt Expense	863,753	664,686
Impairment of Hemp-Specific Fixed Assets	208,049	-
Depreciation and Amortization	336,182	416,196
Loss From Inventory Theft	-	358,072
Settlement Income	-	(177,500)
Debt Financing Expenses	25,790	38,318
Loss on Debt Extinguishment	16,209	-
Loss/(Gain) on Disposal of Assets Held for Sale and Other Fixed Assets	(131,342)	-
Loss on Deposits	-	5,000
Gain on Forgiveness of Debt	-	(21,681)
Deferred Income Taxes	140,211	(52,539)
Effect on Cash of Changes in Operating Assets and Liabilities
Prepaid Expenses	242,925	1,339,432
Accounts Receivable	(171,986)	(659,929)
Inventory	920,931	(1,888,260)
Change in Right Of Use Asset	153,344	171,305
Change in Receivable Loans from Extrax NM	-	(57,392)
Other Assets	(10,040)	4,447
Income Tax Receivable and Payable, net	(145,822)	796,389
Collab Commissions and Royalties Payable	-	(36,288)
Deferred Revenue	(886,894)	217,873
Accounts Payable and Accrued Expenses	15,711	(1,657,457)
Accounts Payable and Interest Payable to Related Parties	(4,794)	904
Change in Settlement Asset and Receivables	(225)	612,090
Change in Operating Lease Liabilities	(153,880)	(165,829)
Net Cash Provided By Operating Activities	278,139	785,188
Cash Flows From Investing Activities
Purchases of Fixed Assets	(125,032)	(87,082)
Proceeds from Sale of Assets Held for Sale and Other Fixed Assets, Net of Selling Costs	1,448,503	-
Purchase of Intangible Asset	(5,023)
Net Cash Provided by/(Used in) Investing Activities	1,318,448	(87,082)
Cash Flows From Financing Activities
Proceeds from Related Party Note	-	350,000
Payments on Related Party Note	(3,846)	(211,538)
Payments on Surety Bank Loans	(861,878)	(1,050,849)
Payments of Dividends to Preferred Stockholders	(12,000)	(12,002)
Net Cash Used In Financing Activities	(877,723)	(924,389)
Net Increase/(Decrease) in Cash	718,864	(226,283)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,767,123	3,146,947
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,485,987	$2,920,664

	For the Nine Months Ended
	September 30,
	2026	2025
Supplemental Cash Flow Information
Cash Paid For Interest	$68,077	$236,440
Cash Paid/(Received) For Income Taxes	54,288	(670,333)

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets
Cash and Cash Equivalents	$2,485,987	$1,920,664
Restricted Cash	-	1,000,000
Total Cash, Cash Equivalents and Restricted Cash at End of Period	$2,485,987	$2,920,664

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

LFTD Partners is the parent corporation of Lifted Liquids, Inc. d/b/a Lifted Made, d/b/a Urb Finest Flowers, d/b/a Highlandia and d/b/a LM Nutra, Kenosha, Wisconsin (“Lifted Made” or “Lifted”), which manufactures and sells hemp-derived and other psychoactive products under its Urb Finest Flowers (“Urb”) brand (www.urb.shop) and other brands, hemp-derived beverages under the Highlandia brand (www.Highlandia.com), and hemp-free health and wellness gummies under its Mielos brand (www.mielos.com). Lifted also has plans to manufacture and sell hemp-free gummies in multiple flavors under a new brand. Lifted also manufactures and sells hemp-derived and hemp-free products to private label clients, and licenses the Urb brand name to Extrax NM LLC in New Mexico for use on marijuana products. LFTD Partners also owns a 4.99% non-controlling equity interest in hemp-derived beverage and products maker Ablis (www.Ablis.shop), and in craft distiller Bendistillery, Inc. (www.Bendistillery.com), both located in Bend, Oregon.

LFTD Partners is completely dependent upon revenue from Lifted to stay in business and to remain solvent. If Lifted’s revenue were to be seriously disrupted, LFTD Partners would face severe financial difficulties including a potential bankruptcy.

At this point in time, Lifted’s remaining major line of business—intoxicating hemp-derived products—is at severe risk of serious disruption and potential elimination. During the third quarter of 2026, Lifted discontinued its other former major line of business—products containing kratom-derived 7-hydroxymitragynine, MGM-15, and other kratom-derived compounds (collectively, “7-OH”).

In November 2025, Section 781 of Public Law 119-37 enacted changes to the federal definition of hemp (the “Federal Hemp Restrictions”) that would cause many intoxicating hemp-derived products to no longer qualify as hemp and instead be treated as marijuana under federal law. These changes include restrictions on intermediate and final hemp-derived cannabinoid products containing cannabinoids that “are not capable of being naturally produced by a Cannabis sativa L. plant”; a total THC limit of 0.3% on a dry weight basis, including THCA; a limit of 0.4 milligrams per container of final hemp-derived cannabinoid products for the combined total of THC and other cannabinoids with similar effects; and restrictions on products containing cannabinoids that can occur naturally in the cannabis plant but “were synthesized or manufactured outside the plant.”

These changes were originally scheduled to take effect on November 12, 2026. On September 2, 2026, the President signed into law H.R. 6500, the “Continuing Appropriations and Extensions Act, 2027,” enacted as Public Law 119-103. Section 2019 of that law postponed, until December 11, 2026, the application of the 0.3% total THC limit, including THCA; the 0.4-milligram per-container limit for final hemp-derived cannabinoid products; and the exclusion from the definition of hemp of intermediate and final hemp-derived cannabinoid products containing cannabinoids that the cannabis plant can naturally produce but that “were synthesized or manufactured outside the plant.” However, the exclusion of intermediate and final hemp-derived cannabinoid products containing cannabinoids that cannot naturally be produced by the cannabis plant remains scheduled to take effect on November 12, 2026, at which time those products would no longer qualify as hemp and would instead be treated as marijuana under federal law. Even if the Federal Hemp Restrictions are further delayed, modified or repealed, numerous states have enacted laws restricting or prohibiting sales of intoxicating hemp-derived products.

Pursuant to a temporary scheduling order issued by the U.S. Drug Enforcement Administration (“DEA”) and published in the Federal Register on August 26, 2026, mitragynine pseudoindoxyl, MGM-15 and MGM-16, including certain related forms, were temporarily placed in Schedule I of the Controlled Substances Act, effective August 26, 2026. On October 14, 2026, the DEA published a new notice of intent proposing to temporarily place 7-hydroxymitragynine and mitragynine pseudoindoxyl in Schedule I when either substance alone, or their combined amount when both are present, exceeds specified thresholds. As of the date of this report, the proposed temporary scheduling order had not been issued, and the August 26, 2026 temporary scheduling order remained in effect.

In July 2026, in response to federal regulatory developments and uncertainty affecting 7-OH, Lifted ceased all sales of 7-OH, relinquished all ownership, possession and control of its remaining 7-OH inventory to a third party, and wrote off that inventory against the previously recorded inventory reserve.

The Federal Hemp Restrictions also threaten to materially disrupt or eliminate Lifted’s remaining major line of business. Lifted has experienced slowing sales activity and slower collection of accounts receivable in response to regulatory uncertainty and changing market conditions and has reduced its remaining inventory of certain affected hemp-derived products. If Lifted’s remaining major line of business is materially disrupted or eliminated, Lifted’s operating results, liquidity and cash flows would be materially adversely affected. Consequently, Lifted could experience significant liquidity constraints that could impair its ability to satisfy payroll, debt service, accounts payable, rent, insurance, taxes, professional fees, and other operating obligations as they become due. If the Company is unable to offset these revenue declines through cost reductions, asset sales, financing transactions, or diversification initiatives, management believes that the Company could become insolvent and may be required to seek protection under applicable bankruptcy laws.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. To address these conditions, management and the boards of directors of Lifted and LFTD Partners have implemented, and continue to evaluate, the following initiatives to preserve liquidity, reduce operating costs, monetize assets and diversify the Company’s operations, although there can be no assurance that these initiatives will be completed successfully or will be sufficient to alleviate the substantial doubt regarding the Company’s ability to continue as a going concern:

(1)

During 2026, Lifted reduced its workforce, including employees and independent contractors, from nearly 200 at its peak to approximately 68 as of the date of this report. Significant additional workforce reductions may be necessary if Lifted’s remaining major line of business is seriously disrupted or eliminated. Such reductions could involve personnel with valuable skills, experience and relationships, which could materially adversely affect Lifted’s future operations and revenues.

(2)

On July 22, 2026, Lifted entered into a binding agreement to sell its real property located at 5511 95th Avenue, Kenosha, Wisconsin for a purchase price of $1,500,000. The sale closed on September 29, 2026. At closing, Lifted used $841,110 of the sale proceeds to satisfy the Business Loan, consisting of all outstanding principal and accrued interest and a $9,100 prepayment penalty. Upon payment, the Business Loan was satisfied in full and terminated, and Surety Bank’s first-priority mortgage on the property was released. The Company has no remaining bank debt outstanding. The remaining net sale proceeds were added to Lifted’s working capital.

(3)

Given the discontinuation of Lifted’s 7-OH business and the serious regulatory risks confronting its remaining major line of business, LFTD Partners believes there is an urgent need for Lifted and LFTD Partners to diversify away from intoxicating hemp-derived products and 7-OH.

a.

In the case of Lifted, management plans to manufacture and sell hemp-free gummies in multiple flavors under a new brand and is exploring the possibility of manufacturing and selling, or purchasing and reselling, other hemp-free and kratom-free products that may appeal to consumers whose access to intoxicating hemp-derived products and 7-OH has been reduced or eliminated as described above.

b.

In the case of LFTD Partners, in June 2026, the Board of Directors of the Company voted unanimously to authorize the CEO of the Company to identify, negotiate and sign contracts to acquire multifamily housing properties and/or laundromats, and in that connection to hire investment bankers and raise capital to support those acquisitions. Pursuant to that resolution, the CEO of the Company, working in conjunction with our President and CFO, have conducted due diligence investigations of many apartment buildings and laundromats, and have made written and oral offers pursuant to which newly formed subsidiaries of the Company would acquire multiple apartment buildings along the East Coast of Florida. To date, none of these offers have resulted in any legally binding agreements, but these efforts are continuing. No guarantee or assurance can be given that any apartment buildings or laundromats will be acquired by the Company, nor on any particular pricing, terms and conditions.

It is unclear at this point in time how much debt and/or equity can be dedicated or raised by the Company for acquisitions of apartment buildings or laundromats. The Company has engaged, and is continuing to engage, in discussions with certain banks, investment banks and other potential sources of capital for this purpose. No guarantee or assurance can be given that the Company’s capital raising efforts to purchase apartment buildings and/or laundromats will be successful. The Company’s challenges in raising capital relate to several factors, including: potential investors’ and lenders’ concerns regarding the future of Lifted’s intoxicating hemp-derived business and the discontinuation of its 7-OH business; the fact that the Company’s common stock is not currently traded on NASDAQ or on another national exchange; and the low trading volume of the Company’s stock on the OTCQB Venture Market. Also, because the Company has limited cash and Lifted must devote available capital to expansion opportunities in hemp-derived THC beverages, hemp-free gummies and other new consumer products, it has been difficult to pursue apartment-building acquisitions requiring significant equity contributions. Consequently, the Company is focusing a significant portion of its due diligence efforts on properties that include seller financing or assumable debt.

If and when the Company is successful in acquiring one or more apartment buildings and/or laundromats, the CEO of the Company has been authorized by our Board of Directors to implement a change in the Company’s name and trading ticker symbol, in order to highlight the Company’s diversification away from its historical reliance on intoxicating hemp-derived products and 7-OH. There can be no assurance that the Company will successfully diversify or do so within any particular timeframe.

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

Use of Estimates – The preparation of financial statements in conformity with US GAAP typically requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions. Key estimates in these financial statements include, but are not limited to, inventory allowance, prepaid inventory allowance, allowance for doubtful accounts, sales allowance, estimated useful lives of fixed assets, impairment of fixed assets, impairment of investments, and valuation allowance on deferred income tax assets.

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

The Federal Hemp Restrictions (described in NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.) necessitated the calculation and recording of an impairment charge on the Lifted Goodwill (defined below) and Oculus Goodwill (defined below). Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

The Federal Hemp Restrictions necessitated the calculation and recording of an impairment of LFTD Partners’ investment in Ablis, from $399,200 to $0 as of December 31, 2025. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

Prepaid Expenses – Prepaid expenses relate primarily to advance payments made for purchases of inventory; prepaid inventory is reclassified as inventory when the purchased items are received by the Company. Other expenses, such as prepaid health and dental insurance, among others, are also recognized as prepaid expenses when advance payments are made for services that will be performed in periods subsequent to the balance sheet date. Prepaids for these other expenses are recognized as expenses ratably over the applicable service period. Due to uncertainty regarding when certain hemp-related items will be received and, for raw materials, the additional time required to convert those materials into finished goods before the applicable Federal Hemp Restrictions take effect, management recorded an allowance against hemp-related prepaid inventory as of September 30, 2026. The allowance reflects management’s estimate of amounts that may not be recoverable through the receipt, production and sale of the related products before the applicable restrictions take effect.

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

In performing its CECL Model Analysis, management calculates the ratio of write offs to sales made to wholesalers and distributors for the trailing three-year period (the “Bad Debt Loss Rate”). The Bad Debt Loss Rate is then multiplied by sales made to wholesalers and distributors during the trailing twelve months (the “Bad Debt Calc”). The Bad Debt Calc is compared to the total accounts receivable that is older than 90 days as of reported period end; for conservatism, whichever is larger is considered the Allowance for Doubtful Accounts as of reported period end. The Company’s position is that the Company’s conservative approach toward the treatment of Allowance for Doubtful Accounts provides sufficient coverage in relation to potential credit losses from outstanding invoice write-offs. Accounts receivable of $1,839,757, net of $2,062,481 allowance for doubtful accounts, were outstanding at September 30, 2026. In comparison, accounts receivable of $2,531,524, net of $1,269,590 allowance for doubtful accounts, were outstanding at December 31, 2025.

The Company records an allowance for sales for estimated future discounts and refunds related to products sold prior to the reporting period end that are expected to be credited or refunded to customers. The allowance represents management’s estimate of consideration to which the Company does not expect to be entitled and is recorded as a reduction of net sales. A sales allowance of $700,000 and $350,000 was reported as of September 30, 2026 and December 31, 2025, respectively.

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

Customer Concentration Risk – As of each September 30, 2026 and 2025, one customer represented more than 10% of gross accounts receivable.

Inventory – Inventory is stated at the lower of cost and net realizable value. Cost of raw materials is determined using an average-cost method. Cost of finished goods is determined using bill-of-material calculations that include raw material and labor costs, together with allocated manufacturing overhead. Net realizable value represents the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The determination of net realizable value requires significant judgment and is based on information available at the measurement date, expected business plans and market conditions, including anticipated shrinkage, inventory age, future demand, expected selling prices, and the regulatory environment and related challenges affecting the industries in which the Company operates.

As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. Inventory consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Raw Goods	$4,061,828	$5,906,501
Finished Goods	3,364,773	5,051,322
Inventory Allowance	(5,062,613)	-
Total Inventory	$2,363,988	$10,957,823

Certain overhead costs, including facility leases, utilities, insurance, indirect labor and depreciation on certain machinery and equipment, are allocated to finished goods based on the estimated percentage cost toward the finished goods. Finished goods inventory included allocated overhead costs of $299,866 and $373,269 as of September 30, 2026 and December 31, 2025, respectively.

Inventory Allowance

The Company records an inventory allowance when the carrying value of inventory exceeds its estimated net realizable value. In determining the appropriate allowance, management considers, among other factors, historical and current sales, months’ supply of inventory, expected customer demand, expected production needs, historical raw material usage, inventory aging and expiration dates, obsolescence, expected selling prices, and regulatory developments affecting the Company’s products.

As of September 30, 2026, Lifted’s total inventory allowance was $5,062,613, consisting of $4,991,182 related to hemp-derived or hemp-related inventory and $71,431 related to other inventory. No inventory reserve was recorded against Lifted’s hemp-derived inventory as of December 31, 2025 because, based on the information then available, management believed that recording such a reserve would have been premature.

Regarding Lifted’s hemp-derived inventory, federal legislation enacted in November 2025 will cause many intoxicating hemp-derived products to no longer qualify as hemp and instead be treated as marijuana under federal law. Subsequent legislation postponed, until December 11, 2026, the application of certain restrictions, including new THC limits and restrictions on products containing cannabinoids that can naturally be produced by the cannabis plant but were synthesized or manufactured outside the plant. However, restrictions on products containing cannabinoids that cannot naturally be produced by the cannabis plant remain scheduled to take effect on November 12, 2026. Numerous states also restrict or prohibit sales of intoxicating hemp-derived products. Management considered these regulatory developments, together with expected demand, historical sales and usage, expected production needs, inventory aging and expiration dates, and other relevant factors, in determining the reserve recorded against Lifted’s hemp-derived inventory as of September 30, 2026. The Company cannot predict whether the federal restrictions will take effect as scheduled or will be delayed, modified or repealed, or what demand for hemp-derived products will be during the fourth quarter of 2026.

Regarding Lifted’s kratom-derived inventory, regulatory developments affecting 7-hydroxymitragynine and related kratom-derived products caused the Company to record an inventory allowance of $341,014 as of March 31, 2026 and to increase the allowance to a $1,434,458 inventory reserve as of June 30, 2026. In July 2026, Lifted ceased all sales of 7-OH, relinquished all ownership, possession and control of its remaining 7-OH inventory to a third party, and wrote off that inventory against the previously recorded inventory allowance. Accordingly, as of September 30, 2026, Lifted held no 7-OH inventory and no related inventory reserve remained. For more information, reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC.

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Cost of Goods Sold – Cost of goods sold primarily consists of the costs of raw goods utilized in the manufacture of products, direct labor, co-packing fees, freight and shipping charges, and certain quality control costs, such as lab testing costs.

Spoiled and obsolete inventory that is written off is a component of cost of goods sold. During the quarter ended September 30, 2026, $2,060,328 of obsolete and spoiled inventory was written off. During the quarter ended September 30, 2025, the Company recognized a net benefit of $11,826 related to the write off of obsolete and spoiled inventory as a result of the reversal of a write off of $185,781 of certain packaging in the second quarter of 2025; the second quarter 2025 write off was reversed in the third quarter of 2025 because the packaging was expected to be used in production. During the nine months ended September 30, 2026, and 2025, $2,356,706 and $769,104 of obsolete and spoiled inventory was written off, respectively.

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

Inventory reserve expense is a component of cost of goods sold. During the three months ended September 30, 2026, inventory reserve activity resulted in a net credit to cost of goods sold of $1,279,897. During the three months ended September 30, 2025, there was no inventory reserve activity. During the nine months ended September 30, 2026 and 2025, $5,316,198 and $0 of inventory reserve expense was reported, respectively.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Inventory

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Fixed Assets – Fixed assets (property and equipment) are stated at cost. Fixed assets costing less than $2,500 are expensed as incurred, while fixed assets costing $2,500 or more are capitalized. Depreciation of machinery and equipment, furniture and fixtures, building improvements, leasehold improvements, computer equipment, vehicles and trade show booths is calculated using the straight-line method over the assets’ estimated useful lives. Prior to its classification as held for sale on June 16, 2026, Lifted’s former main operations building located at 5511 95th Avenue, Kenosha, Wisconsin (the “5511 Building”) was depreciated on the same basis. Depreciation of the 5511 Building ceased upon its classification as held for sale, and the building was sold on September 29, 2026. Normal repairs and maintenance are expensed as incurred, while expenditures that materially increase an asset’s value or extend its useful life are capitalized. Upon disposition of an asset, its cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in net income.

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

During the first quarter of 2026, management performed an ASC 360 recoverability test of Lifted’s hemp-specific fixed assets by comparing their carrying amount as of March 31, 2026 to projected undiscounted cash flows through mid-November 2026. The cash flow projection was based on first-quarter 2026 results annualized through mid-November and assumed that Lifted’s hemp-derived product sales would cease beginning November 12, 2026, which was the scheduled effective date of the Federal Hemp Restrictions at the time of the analysis. The projected undiscounted cash flows were less than the carrying amount of the hemp-specific fixed assets. At the time of the analysis, management could not predict whether the Federal Hemp Restrictions would take effect as scheduled or would be delayed, modified or repealed, the level of future demand for hemp-derived products, or the proceeds that might be realized from a sale of the affected assets. Given these uncertainties, management recorded an impairment charge equal to 50% of the net book value of the hemp-specific fixed assets, or $143,421, as of March 31, 2026.

During the second quarter of 2026, management performed an updated ASC 360 recoverability test of Lifted’s hemp-specific fixed assets using information available as of June 30, 2026. The cash flow projection was based on results for the six months ended June 30, 2026 annualized through mid-November and assumed that Lifted’s hemp-derived product sales would cease beginning November 12, 2026, which was the scheduled effective date of the Federal Hemp Restrictions at the time of the analysis. The projected undiscounted cash flows were less than the carrying amount of the hemp-specific fixed assets. Based on the updated analysis, the Company fully impaired certain hemp-specific fixed assets and recognized an additional impairment charge of $64,628 during the second quarter of 2026. Following this charge, a pre-roll machine (the “Pre-Roll Machine”) with a carrying amount of approximately $59,266 was the only hemp-specific fixed asset with a remaining positive carrying amount. The cumulative impairment recognized on hemp-specific fixed assets was $208,049 as of June 30, 2026.

On September 2, 2026, H.R. 6500 was enacted as Public Law 119-103, postponing until December 11, 2026 certain Federal Hemp Restrictions, including new THC limits and restrictions on intermediate and final hemp-derived cannabinoid products containing cannabinoids that can naturally be produced by the cannabis plant but were synthesized or manufactured outside the plant. Restrictions on products containing cannabinoids that cannot naturally be produced by the cannabis plant remain scheduled to take effect on November 12, 2026.

As of September 30, 2026, after giving effect to the impairment charges recognized during the first and second quarters of 2026 and depreciation recorded during the third quarter, the Pre-Roll Machine, with a carrying amount of approximately $51,535, was the only hemp-specific fixed asset with a remaining positive carrying amount. Management estimated that the machine could be sold for an amount exceeding its carrying amount. Accordingly, the Company did not recognize an additional impairment charge during the third quarter of 2026.

The Company may be required to record additional impairment charges on its hemp-specific fixed assets, and any efforts to sell such assets may result in significant losses due to limited demand or substantial price discounts. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

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

NOTE 6 - ASSETS HELD FOR SALE

Revenue – The Company recognizes revenue in accordance with ASC 606. The majority of the Company’s sales are of branded products to distributors, followed by the Company’s sales to wholesalers, and then the Company’s sales to end consumers. A minority of the Company’s sales are of raw goods to manufacturers, distributors and wholesalers. Distributors primarily sell Lifted’s products to vape and smoke shops, stores specializing in hemp-derived products, convenience stores, health food stores, and other outlets. Lifted extends terms selectively to certain distributors and wholesalers. End consumers do not have payment terms and pay at the time of purchase. During the three months ended September 30, 2026, no customer accounted for more than 10% of the Company’s revenue. One customer accounted for more than 10% of the Company’s revenue during each of the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025. Typically, the Company’s revenue is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. Control is generally transferred when the Company’s products are either shipped or delivered based on the terms contained within the underlying contracts or agreements. If the shipping terms on a sale are FOB destination, the revenue is deferred until the product reaches its destination.

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

No License Fee was reported during the nine months ended September 30, 2026 or 2025.

ENM also owed Lifted a total of $105,244 and $102,686 of invoices as of September 30, 2026 and December 31, 2025, respectively. There is an allowance recorded against the $102,686 of receivable invoices as of September 30, 2026 and December 31, 2025, respectively, because they were all older than 90 days, and the Company’s policy is to record an allowance for doubtful accounts for accounts receivable older than 90 days.

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

Based on the similarities and shared resources of our production and related product portfolio, the Company views its operations and manages its business as one operating and one reporting segment. The Company’s CODM is NWarrender. Due to the rapidly evolving nature of the Company’s industry, NWarrender leads the Company’s efforts to launch new products to stay ahead of trends, find new sales channels, and modify sales strategies. Consumer demands, changes to regulations, proposed legislation, regulatory developments, resource needs for Lifted’s various brands, new product and diversification opportunities are some of the factors that are considered by NWarrender when determining how to allocate the Company’s resources for operations and business development.

The primary financial metrics reviewed by the CODM are revenue, cash, accounts receivable, inventory, cost of goods sold and operating expenses, as presented in the consolidated financial statements. Other segment items include interest income and expense, debt-related expenses, gains on fixed assets, and income tax benefit or provision, as presented in the consolidated statement of operations; these items are included in arriving at total segment net income/(loss) but are not the primary measures the CODM uses to evaluate operations or allocate resources. Since the Company has only one reportable segment, the segment amounts agree to the corresponding consolidated financial statement amounts.

Shown below are tables showing the approximate disaggregation of historical revenue:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Revenue Category	2026		2025		2026		2025
Net sales of raw materials to customers	$42,791	1%	$67,644	1%	$368,936	2%	$209,180	1%
Net sales of products to private label clients	380,929	8%	388,916	4%	1,528,944	7%	879,042	3%
Net sales of products to wholesalers	530,870	11%	1,131,999	12%	2,619,621	12%	4,425,808	16%
Net sales of products to distributors	3,051,710	63%	6,431,051	71%	14,937,289	66%	19,850,408	70%
Net sales of products to end consumers	802,512	17%	1,037,132	11%	3,217,421	14%	3,141,490	11%
Net Revenue	$4,808,812	100%	$9,056,742	100%	$22,672,212	100%	$28,505,928	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Product Type	2026		2025		2026		2025
Beverage	$163,945	3%	$-	0%	$489,601	2%	$-	0%
Vapes	637,552	13%	986,450	11%	1,872,694	8%	4,230,929	15%
Edibles	3,698,829	77%	7,549,197	83%	19,186,189	85%	22,395,667	79%
Flower	133,424	3%	275,139	3%	640,970	3%	831,386	3%
Cartridges	108,839	2%	240,525	3%	399,403	2%	1,007,001	4%
Other	66,223	1%	5,430	0%	83,356	0%	40,944	0%
Net Sales	$4,808,812	100%	$9,056,742	100%	$22,672,212	100%	$28,505,928	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Hemp vs Non-Hemp Product Sales	2026		2025		2026		2025
Hemp products	$2,919,323	61%	$4,292,084	47%	$11,645,133	51%	$14,399,535	51%
Non-hemp products	1,889,489	39%	4,764,658	53%	11,027,079	49%	14,106,393	49%
Net Sales	$4,808,812	100%	$9,056,742	100%	$22,672,212	100%	$28,505,928	100%

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Geographic Market	2026		2025		2026		2025
United States	$4,808,812	100%	$9,054,889	100%	$22,672,212	100%	$28,504,075	100%
International	-	0%	1,853	0%	$-	0%	1,853	0%
Net Sales	$4,808,812	100%	$9,056,742	100%	$22,672,212	100%	$28,505,928	100%

Deferred Revenue – Deferred revenue consists of amounts received or invoiced for product orders before shipment and unrecognized compensation related to certain other services. For product sales, amounts received before shipment are recorded as deferred revenue. If payment has not been received, the Company records an accounts receivable for the invoiced amount but does not recognize revenue until the order is fully shipped. Compensation related to other services is recognized as revenue when earned under the applicable contractual arrangements. Any such compensation that has not yet been earned is recorded as deferred revenue.

At September 30, 2026, total deferred revenue was $493,155, consisting of $476,060 related to unfulfilled product orders, and $17,094 of unearned compensation related to certain other services. All deferred revenue as of September 30, 2026 is expected to be recognized as revenue in 2026. At December 31, 2025, total deferred revenue was $1,380,049, all of which related to unfulfilled product orders, and was recognized as revenue in the first quarter of 2026. Deposits from customers on unfulfilled product orders totaled $61,241 and $393,501 as of September 30, 2026 and December 31, 2025, respectively.

The decrease in deferred revenue from December 31, 2025 to September 30, 2026 was primarily attributable to the fulfillment of orders that were unfulfilled at December 31, 2025 and recognition of the related revenue during the nine months ended September 30, 2026, partially offset by new orders and other amounts for which the applicable revenue recognition criteria had not been satisfied as of September 30, 2026.

Earnings/(Loss) Per Common Share Attributable to Common Stockholders – Basic earnings/(loss) per common share attributable to common stockholders is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per common share attributable to common stockholders is calculated by dividing net income/(loss), less accrued preferred stock dividends, by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. When dilutive, the incremental potential common shares issuable upon exercise of stock options and warrants, convertible preferred stock and any issuable Deferred Contingent Stock are determined by the treasury stock method. The following table summarizes the calculations of basic and diluted earnings/(loss) per common share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2026	2025		2026	2025
Net Income/(Loss)	$(3,339,449)	$634,257	Net Income/(Loss)	$(8,937,688)	$62,265
Less: Accrued Preferred Stock Dividends	(3,403)	(3,403)	Less: Accrued Preferred Stock Dividends	(10,097)	(10,099)
Net Income/(Loss) Attributable to Common Stockholders	$(3,342,852)	$630,854	Net Income/(Loss) Attributable to Common Stockholders	$(8,947,785)	$52,166

Weighted average number of common shares outstanding			Weighted average number of common shares outstanding
Basic	14,822,678	14,822,678	Basic	14,822,678	14,822,678
Diluted	14,822,678	14,964,678	Diluted	14,822,678	14,964,678

Earnings/(Loss) Per Common Share Attributable to Common Stockholders			Earnings/(Loss) Per Common Share Attributable to Common Stockholders
Basic	$(0.23)	$0.04	Basic	$(0.60)	$0.00
Diluted	$(0.23)	$0.04	Diluted	$(0.60)	$0.00

Recent Accounting Pronouncements – In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments establish a probable-to-complete recognition threshold for capitalizing internal-use software costs, incorporate website-development-cost guidance into Subtopic 350-40, and supersede Subtopic 350-50. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company early adopted ASU 2025-06 effective January 1, 2026 using the prospective transition method. Accordingly, the amended guidance is applied to new software and website-development costs incurred on or after January 1, 2026, including costs associated with projects in progress on that date. The adoption did not result in an adjustment to beginning retained earnings or any change to amounts recognized in the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements – The Company has no off-balance sheet arrangements.

Reclassifications – Some items from the prior period have been reclassified within the financial statements to conform with the current presentation. These reclassifications had no effect on previously reported net income/(loss), total assets, total liabilities, or stockholders’ equity.

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

a.

Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

b.

Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development;

c.	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;
d.	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;
e.	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation;
f.

Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

The Company currently has one revenue-generating subsidiary, Lifted. Prior to the acquisition of Lifted on February 24, 2020, the Company had no sources of revenue, and the Company had a history of recurring losses, which has resulted in an accumulated deficit of $37,787,673 as of September 30, 2026. Bankruptcy of the Company at some point in the future is a possibility. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If and to the extent that the revenue generated by Lifted is not adequate to pay the Company’s operating expenses and the dividends accruing on its preferred stock, then Company management plans to sustain the Company as a going concern by taking the following actions: (1) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (2) completing private placements of the Company’s common stock and/or preferred stock. Management believes that by taking these actions, the Company will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurances or guarantees whatsoever that the Company will be successful in consummating such actions on acceptable terms, if at all, and these plans are not considered sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern. Moreover, any such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

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

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

The Company currently is paying dividends on outstanding Series A Preferred Stock and Series B Preferred Stock at the rate of 3% per year, among other ongoing financial obligations. Prior to the Business Loan Payoff, the Company was also making payments of interest and principal on its Business Loan. As extensively discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), in this Quarterly Report on Form 10-Q, and in the Company’s other SEC filings, the Company is subject to a wide variety of Risk Factors including substantial legal and regulatory risks. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

PART I — FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

The legal and regulatory risks facing the Company’s business are particularly acute at this point in time, in at least the following respects:

On November 12, 2025, President Trump signed into law H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026,” enacted as Public Law 119-37. Section 781 of that law enacted the Federal Hemp Restrictions described in NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC. The Company cannot predict whether those restrictions will take effect as scheduled or will be delayed, modified or repealed. Then, on September 2, 2026, President Trump signed into law H.R. 6500, the “Continuing Appropriations and Extensions Act, 2027,” enacted as Public Law 119-103. Section 2019 of that law postponed until December 11, 2026 certain Federal Hemp Restrictions, including new THC limits and restrictions on intermediate and final hemp-derived cannabinoid products containing cannabinoids that can naturally be produced by the cannabis plant but were synthesized or manufactured outside the plant. However, restrictions on intermediate and final hemp-derived cannabinoid products containing cannabinoids that cannot naturally be produced by the cannabis plant remain scheduled to take effect on November 12, 2026. Unless further delayed, modified or repealed, these restrictions are expected to materially adversely affect the Company’s business and financial condition and the price of the Company’s common stock. Certain effects of the Federal Hemp Restrictions have already been reflected in the Company’s financial statements, while others may arise as the applicable restrictions take effect, as described below:

1)

The elimination of half or more of Lifted’s sales. Sales of hemp-derived products made up approximately 61% and 51% of Lifted’s sales during the three and nine months ended September 30, 2026, respectively, and 52% of Lifted’s sales during the year ended December 31, 2025; thus, the Federal Hemp Restrictions could eliminate approximately half or more of the Company’s revenue;

2)

Goodwill impairment charges. As a result of LFTD Partners’ acquisition of Lifted, LFTD Partners recognized goodwill of $22,292,767 (“Lifted Goodwill”). As a result of Lifted’s purchase of assets of hemp-derived products maker Oculus CRS, LLC, and merger with Oculus CHS Management Corp., LFTD Partners recognized goodwill of $800,027 (“Oculus Goodwill”). The Federal Hemp Restrictions necessitated the calculation and recording of an impairment charge on the Lifted Goodwill and Oculus Goodwill. As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0.

3)

An investment impairment charge. The Federal Hemp Restrictions necessitated the calculation and recording of an impairment of LFTD Partners’ investment in hemp-derived beverage and products maker Ablis. On April 30, 2019, LFTD Partners purchased 4.99% of the common stock of Ablis for $399,200. As of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Ablis, reducing the carrying value of the investment to $0.

4)

Inventory allowance against, or significant write offs of, inventory. The Federal Hemp Restrictions will most likely negatively impact the pricing of hemp-derived products, the availability and price of raw goods, and production forecasting and sales, which may lead to the recording of an inventory allowance against, or write offs of, our hemp-derived inventory each quarter end leading up to the applicable effective dates of the Federal Hemp Restrictions. Beginning November 12, 2026, intermediate and final hemp-derived cannabinoid products containing cannabinoids that cannot naturally be produced by the cannabis plant are scheduled to no longer qualify as hemp and instead be treated as marijuana under federal law. Additional restrictions, including new THC limits and restrictions on products containing cannabinoids that can naturally be produced by the cannabis plant but were synthesized or manufactured outside the plant, are scheduled to take effect on December 11, 2026. These restrictions may render affected inventory unsaleable or reduce its recoverable value, potentially requiring additional inventory reserves or write-offs. An inventory allowance of $4,991,182 was recorded against Lifted’s hemp-derived inventory as of September 30, 2026.

5)

Allowance against prepaid inventory. Due to uncertainty regarding when certain hemp-related items will be received and, for raw materials, the additional time required to convert those materials into finished goods before the applicable Federal Hemp Restrictions take effect, management recorded an allowance against hemp-related prepaid inventory as of September 30, 2026. The allowance reflects management’s estimate of amounts that may not be recoverable through the receipt, production and sale of the related products before the applicable restrictions take effect.

F-22

6)

Significant write offs of accounts receivable. The Federal Hemp Restrictions will have a material adverse effect on the wholesalers and distributors that sell our products. In turn, these wholesalers and distributors may disregard their payment terms and not pay us for the product that they have purchased, causing us to have to correspondingly increase our allowance for doubtful accounts, and eventually write off the accounts receivable.

7)

Impairments of, or losses on the disposition of, hemp-related fixed assets. The Federal Hemp Restrictions are expected to materially reduce or eliminate the utility and marketability of fixed assets used primarily in the manufacture of hemp-derived products. As a result, we may be required to record impairment charges on these assets, and any efforts to sell such assets may result in significant losses due to limited demand or substantial price discounts. During the three and nine months ended September 30, 2026, impairments of hemp-specific fixed assets of $0 and $208,049, respectively, were recognized.

8)

Sales of fixed or other assets to fund ongoing operations. If the Federal Hemp Restrictions materially reduce our revenue from hemp-derived products, our cash flow may be insufficient to support ongoing operating expenses. In that event, we may be required to sell fixed assets or other assets to generate liquidity, which could occur at unfavorable prices and materially adversely affect our financial condition.

9)

Workforce reductions and termination of contractor relationships. If the Federal Hemp Restrictions materially reduce demand for our hemp-derived products, we may be required to reduce our workforce and terminate relationships with independent contractors. Such actions could disrupt our operations, result in restructuring costs, and adversely affect our ability to operate or pursue future business opportunities. On June 30, 2026, Lifted announced a strategic restructuring to reduce its operating costs as part of its ongoing efforts to align its cost structure with the evolving regulatory environment affecting portions of the hemp-derived and kratom-derived products. As part of this initiative, between June 12-26, 2026, Lifted reduced its workforce from approximately 100 employees and independent contractors to 77. At the time, the restructuring was expected to reduce Lifted’s future operating expenses by approximately $736,000 per year. As of the date of this report, the Company’s workforce is approximately 68.

10)

Reduced interest in our Company and in our common stock from investors, potential financing sources, and potential merger candidates. Just the enactment of the Federal Hemp Restrictions has significantly reduced interest in our Company and in our common stock from investors, potential financing sources, and potential merger candidates, because the Federal Hemp Restrictions call into question our Company’s short-term and long-term financial and operational viability, growth prospects, liquidity, and potential for listing on a national stock exchange. If the applicable Federal Hemp Restrictions take effect as scheduled on November 12, 2026 and December 11, 2026 without further delay, modification or repeal, these adverse effects on investor interest, access to financing, potential merger opportunities and the market price of the Company’s common stock could further intensify.

Additional factors that could materially adversely affect the Company’s future operating results include, but are not limited to: other changes to federal laws and regulations; any new rule proposed by the federal Drug Enforcement Administration that might attempt to classify certain hemp-derived products as controlled substances; and any other federal or state laws and regulations prohibiting or restricting hemp-derived, kratom-derived, or other psychoactive products and/or vaping.

On July 29, 2025, during a joint press conference, the FDA announced that it had recommended to the DEA that 7-hydroxymitragynine, a concentrated alkaloid derived from the kratom plant (and one of the kratom-derived compounds included within the previously defined term “7-OH”), be classified as a Schedule I controlled substance under the Controlled Substances Act (“CSA”). Since that time, the FDA and the DEA have continued to express concerns regarding products containing 7-hydroxymitragynine. In July 2026, HHS initiated a Request for Information regarding proposed scheduling thresholds for 7-hydroxymitragynine, and the DEA issued two notices of intent to issue temporary scheduling orders, which were published in the Federal Register. The first proposal would temporarily place 7-hydroxymitragynine into Schedule I when present above specified concentration or dosage thresholds in botanical kratom and certain processed products. The second would place mitragynine pseudoindoxyl, MGM-15, and MGM-16 into Schedule I without concentration thresholds. Under the standard rulemaking process, the DEA generally would publish a proposed rule, provide an opportunity for public comment, and subsequently issue a final rule. Alternatively, the CSA authorizes the DEA to issue a temporary scheduling order if it determines that a substance presents an imminent hazard to public safety, which could become effective upon publication in the Federal Register and generally remain in effect for up to two years, subject to extension while permanent scheduling proceedings are pending. Based on these developments, the Company recorded an inventory reserve of $1,434,458 against its kratom-derived inventory as of June 30, 2026.

Pursuant to a temporary scheduling order issued by the U.S. Drug Enforcement Administration (“DEA”) and published in the Federal Register on August 26, 2026, mitragynine pseudoindoxyl, MGM-15 and MGM-16, including certain related forms, were temporarily placed in Schedule I of the Controlled Substances Act, effective August 26, 2026. On October 14, 2026, the DEA published a new notice of intent proposing to temporarily place 7-hydroxymitragynine and mitragynine pseudoindoxyl in Schedule I when either substance alone, or their combined amount when both are present, exceeds specified thresholds. As of the date of this report, the proposed temporary scheduling order had not been issued, and the August 26, 2026 temporary scheduling order remained in effect.

In July 2026, in response to federal regulatory developments and uncertainty affecting 7-OH, Lifted ceased all sales of 7-OH, relinquished all ownership, possession and control of its remaining 7-OH inventory to a third party, and wrote off that inventory against the previously recorded inventory reserve.

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

No assurance or guarantee whatsoever can be given that the cash flows or net income of the Company’s wholly owned subsidiary Lifted will be sufficient to enable the Company to pay all of its operating expenses, dividends on its preferred stock, future company-wide management bonus pool payments, and other financial obligations.

As a result of all of the foregoing described factors, there is substantial doubt that the Company will be able to continue as a going concern.

Risks Associated With the Use of Artificial Intelligence

Our use of artificial intelligence technologies could result in errors in our operations, tax filings, or financial reporting, or expose confidential information. We have begun using artificial intelligence (“AI”) tools to assist personnel with certain business activities. AI-generated information may be inaccurate, incomplete, outdated, or presented with unwarranted confidence. If our personnel rely on such information without adequate review, we could make errors in product development, production planning, quality-related decisions, marketing materials, customer communications, or our assessment of laws and regulations applicable to our products. Such errors could result in production delays, mislabeled or noncompliant products, customer or regulatory claims, recalls, increased costs, or damage to our brands.

AI tools may also be used to assist with accounting and tax research, analyses, estimates, the preparation and review of tax returns and supporting workpapers, and the preparation of financial reports and other disclosures. These activities require professional judgment and verification of underlying facts, calculations, and applicable requirements. An error that is not identified through our review processes could result in an incorrect tax return or tax position, additional taxes, interest or penalties, a misstatement in our financial statements, or an inaccurate or untimely disclosure. Such an error could also require amended tax returns, a correction or restatement of our financial statements, or additional expense to investigate and remediate the issue.

In addition, entering Company, employee, customer, supplier, or other confidential information into third-party AI tools could result in its unauthorized use or disclosure. AI-generated materials may also give rise to intellectual property, privacy, or other legal claims. We may not be able to identify every error or prevent every improper use of these tools. Any of these events could materially adversely affect our business, financial condition, results of operations, or reputation. The foregoing risks may have a material adverse effect on our Company and the trading price of our common stock.

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

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

The Federal Hemp Restrictions necessitated the calculation and recording of an impairment charge on the Lifted Goodwill and Oculus Goodwill. As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0. In its goodwill impairment analysis, the Company took both an income approach and market approach to determining the fair value of the reporting unit.

The Company’s Investments in Ablis and Bendistillery

On April 30, 2019, the Company purchased 4.99% of the common stock of each of Ablis Holding Company, Bendistillery, Inc., and Bend Spirits, Inc. for an aggregate purchase price of $1,896,200. In the second quarter of 2025, Bend Spirits was merged into Bendistillery for operational efficiency.

The Federal Hemp Restrictions necessitated the calculation and recording of an impairment of LFTD Partners’ investment in Ablis. On April 30, 2019, LFTD Partners purchased 4.99% of the common stock of Ablis for $399,200. As of December 31, 2025, LFTD Partners recorded an impairment charge on its investment in Ablis, reducing the carrying value of LFTD Partners’ investment in Ablis to $0.

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

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment (Fixed Assets) consist of the following:

Asset Class	September 30, 2026	December 31, 2025
Building	$-	$805,545
Land	-	430,754
Machinery & Equipment, net of accumulated impairment on hemp-specific fixed assets of $99,948 in 2026 and $0 in 2025	1,444,338	1,566,661
Furniture & Fixtures	132,196	138,184
Computer Equipment	26,884	21,510
Building & Leasehold Improvements	220,425	640,499
Vehicles	95,401	64,309
Trade Show Booths, net of accumulated impairment on hemp-specific fixed assets of $108,101 in 2026 and $0 in 2025	48,481	214,457
Sub-total:	$1,967,725	$3,881,920

Less: Accumulated Depreciation	(1,369,708)	(1,608,543)
	$598,017	$2,273,377

The useful lives of the Company’s property and equipment by asset class are as follows:

Asset Class	Estimated Useful Life
Building	39 years
Land	Indefinite
Machinery & Equipment	60 months
Building Improvements	60 months
Leasehold Improvements	The shorter of the length of the lease or 60 months
Trade Show Booths	36 months
Vehicles	60 months
Computer Equipment	60 months
Furniture & Fixtures	60 months

Hemp-Specific Impairment Charges

The Company recognized impairment charges of $143,421 and $64,628 against its hemp-specific fixed assets during the first and second quarters of 2026, respectively, bringing the cumulative impairment recognized on hemp-specific fixed assets to $208,049 as of June 30, 2026. No impairment charge on hemp-specific fixed assets was recognized during the three months ended September 30, 2026. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Fixed Assets

NOTE 3 – RISKS AND UNCERTAINTIES

Going Concern

In the Consolidated Statements of Operations, depreciation expense is consolidated with amortization expense. Depreciation expense related to machinery and equipment and depreciation expense related to the 5511 Building totaling $58,916 and $203,946 for the three and nine months ended September 30, 2026, was allocated as overhead to finished goods as of September 30, 2026. After this allocation, depreciation expense of $22,299 and $132,236 was recognized during the three and nine months ended September 30, 2026.

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

NOTE 6 – ASSETS HELD FOR SALE

Sale of 5511 Building

On June 16, 2026, the Board of Directors authorized management, as part of the Company’s downsizing and cash-conservation plan, to proceed with a plan to sell the 5511 Building. As of that date, the property was available for immediate sale in its present condition and was being actively marketed at a price management considered reasonable in relation to its fair value. Based on the Board’s authorization, the active marketing efforts, management’s intent to accept a reasonable offer, and the absence of any known circumstances indicating that a sale could not be completed within one year, management concluded that the sale was probable and that all criteria in ASC 360-10-45-9 were met on June 16, 2026. This conclusion was subsequently corroborated by the binding purchase agreement executed on July 22, 2026, for a sale price of $1,500,000, with closing expected on September 16, 2026, subject to customary closing conditions. Accordingly, the property was classified as held for sale effective June 16, 2026 and measured at the lower of its carrying amount or fair value less cost to sell. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 15 – DEBT

Payoff of Business Loan

On September 29, 2026, Lifted completed the sale of the 5511 Building, including its land, improvements and certain machinery and equipment and personal property to Ad Real Estate Group LLC (the “Buyer”), pursuant to the Commercial Offer to Purchase made July 21, 2026 and executed July 22, 2026 by and between Lifted and the Buyer (the “Agreement”), which was previously reported by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2026. The sale price for the 5511 Building was $1,500,000 in cash. At closing, Lifted conveyed title to the 5511 Building to the Buyer by warranty deed. The purchase price was determined by arm’s length negotiation between Lifted and the Buyer. Neither the Company nor Lifted has any material relationship with the Buyer, other than in respect of the Agreement and the transactions contemplated thereby.

The 5511 Building is an approximately 11,238 square foot building that Lifted purchased on December 14, 2023 for $1,375,000, and that had served as Lifted’s principal operations facility, used for office space, manufacturing and storage. The 5511 Building was the only real property owned by the Company and its subsidiaries.

Of the $1,500,000 sale price, $841,110 was applied at the closing to pay off the Business Loan. The balance of the purchase price was reduced by a brokerage commission of $45,000 payable to the listing broker, Wisconsin real estate transfer tax of $4,500, prorated real estate taxes of $12,823 credited to the Buyer, title, escrow and closing charges of $3,697, and other customary closing costs. After the foregoing payments, prorations and closing costs, the net cash proceeds to Lifted from the sale were $592,485.

Following the sale of the 5511 Building including its land, improvements and certain machinery and equipment and personal property to Buyer, Lifted has consolidated the operations previously conducted at the 5511 Building into its existing leased facilities in Kenosha, Wisconsin. The Company used the net proceeds remaining after the payoff of the Business Loan for working capital and general corporate purposes.

The Company reported a gain on disposal of the 5511 Building, including its land, improvements and certain machinery and equipment, of $141,768.

Immediately prior to the sale of the 5511 Building, assets held for sale consisted of the following:

Assets held for sale as of September 28, 2026	Carrying Amount
Building, net	$753,046
Land	430,754
Building improvements, net	113,874
Total assets held for sale	$1,297,674

NOTE 7 – INTANGIBLE ASSETS, NET

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

Business Combinations

Accounting for Goodwill

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investment in Lifted

Domain and Website-Development Costs

During the nine months ended September 30, 2026, the Company acquired an internet domain for $5,023. The domain is accounted for separately from website-development costs under ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill. The Company determined that the domain has an indefinite useful life because no legal, contractual, regulatory, technological, competitive, economic, or other factor presently limits the period over which the domain is expected to contribute to the Company’s cash flows. Accordingly, the domain is not amortized. The Company reassesses the indefinite-life classification each reporting period and tests the domain for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate that impairment may exist.

As of September 30, 2026, the domain had a gross and net carrying amount of $5,023, with no accumulated amortization or impairment. Based on its qualitative impairment assessment, the Company concluded that it was not more likely than not that the fair value of the domain was less than its carrying amount. Accordingly, no impairment loss was recognized.

The Company applies ASC 350-40, as amended by ASU 2025-06, to website-development costs. As of September 30, 2026, the recognition threshold for the website had not been met because significant development uncertainty remained. Accordingly, costs incurred to develop the website were expensed as incurred, and no website-development asset or related amortization was recorded. No material qualifying direct-development costs related to the Highlandia website were identified for capitalization during the nine months ended September 30, 2026.

NOTE 8 – RELATED PARTY TRANSACTIONS

Ablis

During the three and nine months ended September 30, 2026, Lifted sold $0 and $4,215 worth of finished goods to Ablis, respectively. In comparison, during the three and nine months ended September 30, 2025, Lifted sold $0 and $5,038 worth of finished goods to Ablis, respectively.

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

Pursuant to an Acceleration Agreement, the deadline to purchase the 5511 Building was extended by one year to December 31, 2023. In addition, the Acceleration Agreement contained a provision that if the Company raised $5,000,000 of debt or equity capital, then Lifted or our designee would be obligated to purchase the 5511 Building from Holdings at the agreed upon $1,375,000 purchase price within two days.

On December 14, 2023, LFTD Partners and Lifted (together the “Borrower”), jointly borrowed a total of $3,910,000 from Surety Bank, of DeLand, Florida (“Lender”), and simultaneously Lifted purchased the 5511 Building from Holdings for $1,375,000 as previously agreed upon. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 15 – DEBT

Laurie Warrender

On December 30, 2024, Laurie Warrender, NWarrender’s mother, was hired as an employee of Lifted, as a consultant and advisor to NWarrender, with a salary of $5,000 per month. As of September 30, 2026 and December 31, 2025, the Company reported expense reimbursements payable to Ms. Warrender totaling $510 and $5,304, respectively.

William Jacobs

At the closing of the acquisition of Lifted, 645,000 shares of unregistered common stock of the Company were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to certain persons specified by NWarrender in a schedule delivered by him to the Company at the closing of the Merger (the “Deferred Contingent Stock Recipients”). Now that certain conditions and requirements have been met, starting on February 24, 2023, the Deferred Contingent Stock has begun to be issued to certain Deferred Contingent Stock Recipients who have instructed the Company to issue to them their respective, earned Deferred Contingent Stock. Through September 30, 2026 and December 31, 2025, 503,000 shares of Deferred Contingent Stock have been issued to certain Deferred Contingent Stock Recipients, including 200,000 shares of Deferred Contingent Stock to WJacobs.

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

Sale of Real Property

On July 22, 2026, Lifted entered into a binding agreement to sell its real property located at 5511 95th Avenue, Kenosha, Wisconsin for a purchase price of $1,500,000. The transaction was subject to customary closing conditions and closed on September 29, 2026. Lifted’s listing agents with @properties are the Company’s director Kevin Rocio and Jake Hansen. In connection with the sale, the Company paid a $45,000 commission, equal to 3% of the sale price, to Lifted’s listing agents. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 6 - ASSETS HELD FOR SALE

NOTE 9 – SHAREHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

Issuance of Series A Convertible Preferred Stock

The Company has authorized 400,000 shares of its Series A Convertible Preferred Stock, each convertible into 100 shares of common stock. The Series A Preferred Stock accrues cumulative dividends at 3% annually and has no voting rights. The shares are voluntarily convertible by the holder and are subject to mandatory conversion at the Company’s option upon the satisfaction of specified trading price and volume thresholds. As of September 30, 2026 and December 31, 2025, 63,650 shares of Series A Preferred Stock had been converted into 6,365,000 shares of common stock. No conversions occurred during the three or nine months ended September 30, 2026, or 2025. As of September 30, 2026 and December 31, 2025, 2,500 shares remain outstanding, convertible into 250,000 shares of common stock. Accrued dividends payable were $3,438 as of September 30, 2026, and $5,328 at December 31, 2025. During the three and nine months ended September 30, 2026, a total of $0 and $7,500, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2025, a total of $0 and $7,500, respectively, of cash dividends were paid to the Series A Convertible Preferred Stock holders.

Issuance of Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of its Series B Convertible Preferred Stock, each convertible into one share of common stock. The Series B Preferred Stock accrues cumulative dividends at 3% annually and has no voting rights. The shares are voluntarily convertible by the holder and are subject to mandatory conversion at the Company’s option upon the satisfaction of specified trading price and volume thresholds. As of September 30, 2026 and December 31, 2025, 60,000 shares of Series B Preferred Stock had been converted into 60,000 shares of common stock. No conversions occurred during the three or nine months ended September 30, 2026, or 2025. As of September 30, 2026 and December 31, 2025, 40,000 shares remain outstanding, convertible into 40,000 shares of common stock. Accrued dividends payable were $1,784 as of September 30, 2026, and $1,796 at December 31, 2025. During the three and nine months ended September 30, 2026, a total of $4,500 and $4,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders. In comparison, during the three and nine months ended September 30, 2025, a total of $4,500 and $4,500, respectively, of cash dividends were paid to the Series B Convertible Preferred Stock holders.

Share-Based Compensation

In connection with the acquisition of Lifted, 645,000 shares of unregistered common stock were designated as contingent deferred compensation (the “Deferred Contingent Stock”) to individuals identified at closing. Beginning February 24, 2023, shares were issued to recipients as the applicable conditions were satisfied. Due to the restricted nature and limited marketability of the Company’s common stock, third-party valuation firms were engaged to determine appropriate discounts for financial reporting and tax purposes using the Finnerty Protective Put Model. For financial reporting purposes, a 22% discount for lack of marketability was applied to the 645,000 shares as of February 24, 2023, resulting in recognition of $2,138,175 of stock-based compensation expense. For tax reporting purposes, discounts ranging from 23% to 31% were applied to shares issued during 2023, and a 27% discount was applied to the 93,000 shares issued on September 21, 2023. As of September 30, 2026 and 2025, 142,000 shares of Deferred Contingent Stock remained issuable upon recipient instruction.

Options and Warrants

As of September 30, 2026 and December 31, 2025, the Company did not have any options or warrants outstanding.

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

The following table is the maturity analysis of the Company’s operating leases as of the reported period end:

	Finance	Operating
2026	-	91,550
2027	-	375,879
2028	-	299,234
2029	-	119,967
Thereafter	-	-
Total	-	886,630
Less: Present value discount	-	(102,522)
Lease liability	$-	$784,109

Weighted Average Discount Rate

In calculating the right-of-use assets and liabilities, the Company uses a discount rate based on a published range of conventional commercial mortgage interest rates corresponding to the life of each lease. The Company uses the higher end of the range due to the Company’s limited credit history and the riskiness of the industries in which the Company operates.

	September 30, 2026	December 31, 2025
Weighted Average remaining lease term (years)	2.45	3.23
Weighted Average Discount rate	9.63%	9.68%

Lease Costs

The table below summarizes the components of lease costs for the following periods:

	For the Three Months Ended September 30,
Lease Cost:	2026	2025
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expense	89,930	83,424
Total	$89,930	$83,424

	For the Nine Months Ended September 30,
Lease Cost:	2026	2025
Finance lease expense:
Amortization of Right-of-Use Assets	$-	$-
Interest on lease liabilities	-	-
Operating lease expense	267,622	250,273
Total	$267,622	$250,273

Balance Sheet Classification of Operating Lease Assets and Liabilities

Asset	Balance Sheet Line	September 30, 2026
Operating Lease Right-of-Use Asset, net of Right-of-Use Asset Amortization of $661,177	Non-Current Assets	$734,994

Liability	Balance Sheet Line	September 30, 2026
Operating Lease Liabilities	Current Liabilities	$310,315
	Non-Current Liabilities	473,794

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

Compensation of Lifted’s Chief Strategy Officer

Lifted entered into an agreement with its Chief Strategy Officer (the “CSO”), effective as of April 1, 2025, pursuant to which, in addition to his base compensation of $10,000 every two weeks plus health insurance coverage, the CSO receives (1) a royalty on certain gummies manufactured by Lifted of between $0.005 and $0.01 (“Gummy Royalty”), and (2) certain quarterly and annual bonuses based upon Lifted’s quarterly and annual collected revenues on certain sales exceeding targets of $9,000,000 and $58,000,000 (collectively, “Bonuses”), respectively.

Effective August 31, 2026, Lifted’s CSO resigned. As part of the resignation, the former CSO and NWarrender orally agreed that the CSO would be entitled to the Gummy Royalty through December 31, 2026, but that Bonuses calculations would terminate as of the resignation date. The two also agreed that the former CSO would be paid $14,000 for work he performed in September 2026 (which he was paid). The former CSO may bill the Company $10,000 per month starting in October 2026 (“Monthly Bill”); however, the Company is not obligated to pay the Monthly Bill if the Company is not satisfied with the work performed during the respective month billed.

Company-Wide Management Bonus Pool

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 13 – COMPANY-WIDE MANAGEMENT BONUS POOL

Other Contingent Contractual Obligations and Commercial Commitments

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Lifted currently is involved in one pending lawsuit, as the defendant:

(1)

Jessie Hooks v. Lifted Made, URB Cannabis, Barry Hollingsworth, Gerard Jacobs, Nicholas Warrender, and Pharmlabs, LLC – Plaintiff had filed suit against the Company, three of its officers, and a testing company in the United States District Court for the Eastern District of Wisconsin alleging that Plaintiff bought 3-4 of the Company’s products, that some of the Company’s products exceeded legal limitations for hemp, and that all of the Defendants misrepresented the nature of the products. In his Amended Complaint, plaintiff asserted seven causes of action including civil RICO claims and alleged the existence of 1,000 “John Doe” defendants. The Company contended that this lawsuit was without merit and is vigorously defending the action. On February 6, 2025, the Court ordered that the RICO claims were dismissed with prejudice, and the other claims were also dismissed. The Court noted that the RICO claims were “borderline frivolous”. The Court further dismissed all claims against the individual defendants. On March 6, 2025, Plaintiff filed a second amended complaint alleging that the Company misrepresented various products. The Company filed a motion to dismiss the amended complaint. On February 23, 2026, the court orally announced that it was granting the motion to dismiss and dismissed the case with prejudice. On March 30, 2026, Plaintiff appealed the dismissal to the United States Court of Appeals for the Seventh Circuit. Briefing has been completed, and oral argument occurred on October 27, 2026.

Lifted currently is involved in three pending lawsuits, as the plaintiff:

(1)	Lifted Liquids, Inc. v RanCo, LLC

On September 9, 2025, Lifted filed an action against RanCo, LLC in the United States District Court for the Central District of California to recover damages resulting from RanCo’s failure to pay for products purchased from Lifted. That action was voluntarily dismissed without prejudice on October 31, 2025, and Lifted refiled the complaint on April 2, 2026. RanCo failed to appear or otherwise respond, and Lifted moved for a default judgment. On September 8, 2026, the court granted Lifted’s motion in part and awarded Lifted damages of $304,475 on its claims for breach of contract, action for the price, and account stated. The court denied Lifted’s claim for unjust enrichment and its request for attorneys’ fees. Pursuant to the court’s direction, Lifted has submitted a proposed judgment consistent with its order. From an accounting perspective, the accounts receivable from Ranco, LLC were fully reserved for in allowance for doubtful accounts after they became older than 90 days, as the Company’s policy is to record an allowance for doubtful accounts for accounts receivable older than 90 days.

(2)	MoHemp Trade Association, Lifted Liquids, Inc. and MNG 2005, Inc. vs. Mike Kehoe, Catherine Hanaway and Sarah Wilson

On July 16, 2026, the Company, together with the MoHemp Trade Association and MNG 2005, Inc., filed a lawsuit in the United States District Court for the Western District of Missouri against Missouri Governor Mike Kehoe, Attorney General Catherine Hanaway, and Sarah Wilson, Director of the Missouri Department of Health and Senior Services, challenging the constitutionality and enforceability of Missouri House Bill 2641. The complaint alleges, among other things, that certain provisions of the statute are preempted by federal law, violate the Dormant Commerce Clause, and are unconstitutionally vague under the Due Process Clause. The plaintiffs seek declaratory and injunctive relief to prevent enforcement of the challenged provisions before they become effective. The litigation is in its preliminary stages, and the Company is unable to predict the ultimate outcome or reasonably estimate any potential loss or recovery associated with the matter. As described in NOTE 16 – SUBSEQUENT EVENTS, on November 4, 2026, Judge M. Douglas Harpool granted the defendants’ motion to dismiss.

(3)	Delta Beverages, Inc., et al. v. Canepa, et al.

On July 30, 2026, Lifted and other parties filed an action in the United States District Court for the Northern District of Ohio challenging the constitutionality of certain provisions of Ohio Senate Bill 56. The complaint sought declaratory and injunctive relief. The plaintiffs were granted a preliminary injunction permitting them to sell their hemp-based products in Ohio. The State of Ohio appealed the issuance of the preliminary injunction; that appeal is currently pending before the US Court of Appeals for the Sixth Circuit. The preliminary injunction was partially stayed during the pendency of that appeal. Despite the appeal, the litigation is still in its preliminary stages, and the Company is unable to predict the ultimate outcome.

Monti, et al. v. Garcia, et al.

On July 31, 2026, Lifted, together with Thomas Monti and The Happy Cactus Apothecary LLC, filed a complaint in the United States District Court for the Southern District of Texas challenging the legality of certain reinstated Schedule I definitions adopted by the Texas Department of State Health Services relating to hemp-derived cannabinoids. The complaint seeks declaratory and injunctive relief, alleging, among other things, that the challenged definitions are preempted by federal law and violate the Due Process and Commerce Clauses of the United States Constitution. Concurrent with the complaint, the plaintiffs filed an emergency motion for a temporary restraining order and expedited preliminary injunction seeking to enjoin enforcement of the challenged definitions while the litigation is pending. The litigation is in its preliminary stages, and the Company is unable to predict the ultimate outcome. On or about September 16, 2026, Lifted was no longer a party to this case.

Settlement Agreement with Buckbee Seed Company LLC

On May 29, 2026, Lifted filed a complaint against Buckbee Seed Company LLC in the Circuit Court of the 17th Judicial Circuit, Winnebago County, Illinois, alleging breach of contract arising from Defendant’s failure to pay for products purchased from Lifted. The complaint sought recovery of approximately $29,397 in unpaid invoices, together with applicable interest, costs, and other relief deemed appropriate by the Court. On September 3, 2026, the parties entered into a settlement agreement, without either party admitting liability or wrongdoing, pursuant to which Buckbee agreed to pay Lifted $20,000 and return approximately $6,000 of unused products. Between September 14, 2026 and October 5, 2026, Buckbee met its obligations under the settlement agreement, the parties released the claims covered by the settlement agreement and the matter will be dismissed with prejudice.

Settlement Agreement with Sergio Hernandez and Josue Hernandez

Plaintiffs had sued the Company as representatives of a putative class action case in the United States District Court for the Northern District of Illinois. The Complaint alleges that Plaintiffs bought the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those products was underreported. The Complaint alleges that the Company fraudulently misrepresented the nature of the products, breached an implied warranty, and was unjustly enriched. The Parties have engaged in settlement discussions to resolve the matter without the need to incur further expenses and attorney’s fees. On February 12, 2026, the parties settled the litigation and agreed to mutual releases and dismissal of the Hernandez v Lifted Liquids lawsuit with prejudice in exchange for Lifted paying $100,000 over time, with the final payment of $10,000 due on or before August 31, 2026. In the settlement agreement, the parties acknowledged that there has been no evidence that any of Lifted’s officers, directors, employees or agents acted improperly or was engaged in any deceptive conduct. The Company met its settlement obligations in August 2026.

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

Dismissal of Loree Perry, Individually and on Behalf of All Others Similarly Situated v. Sheikhani Group, et al

Plaintiff added the Company and four of its officers to a putative class action case against a Texas retailer, several cannabis industry manufacturers, testing companies, and related individuals in the United States District Court for the Eastern District of Texas. The Amended Complaint alleges that Plaintiff bought two of the Company’s vape cartridge products and that the delta-9-THC cannabinoid content of those and additional unspecified “many” of the Company’s other products was underreported. The Amended Complaint alleges that all of the Defendants misrepresent the nature of their products and are intentionally engaging in ongoing illegal sales. The Amended Complaint asserts seven causes of action including a civil RICO claim and alleges the existence of 1,000 “John Doe” defendants. The Company contends that this lawsuit is without merit and filed a motion to dismiss. On March 8, 2025, Plaintiff voluntarily dismissed the complaint without prejudice to refiling it at a later date.

Settlement Agreement with Girish GPO, Inc.

On November 9, 2023, Lifted entered into a settlement agreement that was mutually acceptable to the parties which has resolved the following lawsuit: Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe. The Company had filed an action in a case styled “Lifted Liquids, Inc. v. Girish GPO, Inc., Girish Ray, and the Law Offices of Saul Roffe” seeking to recover $30,000 that was to be held in escrow by the Law Offices of Saul Roffe. The Company also sought approximately $14,569 in damages resulting from Girish GPO’s failure to pay for product it ordered and that the Company delivered. The Company has obtained a $30,000 default judgment against the Law Offices of Saul Roffe and is attempting to collect on the judgment. The action against Girish GPO has been resolved with the Girish defendants agreeing to pay the Company $34,000 over time. The Company has filed a citation to discover the assets of the defendants. As of September 2026, the Company has recorded a $25,000 allowance against the $25,000 still owed by Girish GPO to the Company under the settlement agreement.

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

Claims of Portion, Inc.

As disclosed in NOTE 16 – SUBSEQUENT EVENTS, on or about October 6, 2026, Lifted received a letter from Portion, Inc. appearing to claim that Lifted had infringed upon certain patents. The products at issue were manufactured by a third party pursuant to the manufacturer’s proprietary formulas.

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

Pursuant to the Amended Omnibus Agreement, the 2022 company-wide bonus pool shall not be allowed to be accrued or paid by LIFD if and to the extent that doing so would decrease LIFD’s 2022 diluted earnings per share of common stock below $0.56 per share. As of September 30, 2022, the Company did not meet the diluted earnings per share of common stock requirement of $0.42 per share ($0.56 x 3/4), and as a result, the Company eliminated the company-wide bonus pool accrual of $2,121,532, which had been accrued through June 30, 2022. During the fourth quarter of 2022 and the first quarter of 2023, the Company did pay bonuses totaling $466,668 to certain members of the management team of Lifted; however, none of this $466,668 went to GJacobs, WJacobs or NWarrender, and it is accounted for as Company-Wide Management Bonus Pool expense on the Consolidated Statements of Operations. This $466,668 will be deducted from future company-wide bonus pools on a dollar-for-dollar basis. The Company did not report any company-wide bonus pool expense during the three and nine months ended September 30, 2026 or 2025.

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

Significant components of the Company’s income tax provision (benefit) for continuing operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Current
Domestic-Federal	$(133,866)	$115,168	$(81,735)	$106,120
Domestic-State	(64,224)	30,208	(10,497)	28,491
Franchise taxes	(440)	8,795	7,390	19,950
Foreign	-	-	-	-
	(198,531)	154,170	(84,842)	154,560
Deferred
Domestic-Federal	775,470	32,288	113,172	(85,573)
Domestic-State	240,199	50,099	26,998	33,034
Foreign	-	-	-	-
	1,015,670	82,387	140,171	(52,539)
Total Provision/(Benefit) for Income Taxes	$817,139	$236,557	$55,329	$102,021

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

A reconciliation of the amount of tax provision (benefit) computed using the U.S. federal statutory income tax rate to the provision for income taxes on continuing operations is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Domestic-Federal	$(529,584)	$181,072	$(1,866,839)	$30,359
State taxes, net of federal benefit	(151,011)	42,343	(515,289)	7,172
Non-deductible expenses	14,780	9,327	39,055	38,743
Franchise taxes	(481)	8,795	7,349	19,950
Prior-year income tax adjustments – current and deferred	(134,194)	6,498	(183,323)	7,068
Change in estimated future income tax rates	(10,424)	(7,178)	(97,450)	56,846
Change in valuation allowance	1,618,672	6,034	2,664,593	(47,781)
Other	9,380	(10,335)	7,232	(10,336)
Total Provision/(Benefit) for Income Taxes	$817,139	$236,557	$55,329	$102,021

Deferred tax assets and liabilities as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
	2026	2025
Deferred Tax Assets:
Operating Loss Carry forwards	$674,666	$8,169
Stock-Based Compensation	2,818,041	2,742,007
Sales Allowances	187,576	91,257
Provision for Credit Losses – Extrax NM Loans	113,037	109,987
Provision for Credit Losses – Settlement Receivables	6,699	-
Inventory Allowance	1,356,601	-
Prepaid Inventory Allowance	67,952	-
Accrued Related Party Expenses	136	1,383
Interest Carryforward	10,992	65,675
Allowance for Doubtful Accounts	552,672	331,026
Lease Liabilities	16,511	16,205
Charitable Contribution Carryforward	-	-
Investment Impairments	508,115	468,384
Fixed Asset Impairments	55,750	-
Less: Valuation allowance	(5,984,971)	(3,320,378)
Total Deferred Tax Assets	383,777	513,715

Deferred Tax Liabilities:
Depreciation & Amortization	(217,344)	(243,913)
Federal tax effect of state NOL carryforwards	(36,843)	-
Total Deferred Tax Liabilities	(254,187)	(243,913)

Net Deferred Tax Assets/(Liabilities)	$129,591	$269,802

NOTE 15 – DEBT

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 6 – ASSETS HELD FOR SALE

Sale of 5511 Building

Payoff of Business Loan

On September 29, 2026, in connection with the closing of the sale of the 5511 Building, the Company repaid in full all amounts outstanding under the Business Loan that Surety Bank of DeLand, Florida (“Surety Bank”) made to the Company on December 14, 2023 (“Business Loan Payoff”). The net proceeds of the Business Loan had been used by Lifted to pay a portion of the purchase price of the 5511 Building. Prior to the Business Loan Payoff, the Business Loan was evidenced by a Business Loan Agreement and a promissory note, bore interest at a fixed rate of 10% per annum, was scheduled to mature in December 2028, and was secured by a first priority mortgage on the 5511 Building. The payoff amount was $841,110, consisting of all outstanding principal and accrued interest and a $9,100 prepayment penalty. The Business Loan Payoff was funded from the sale proceeds at closing. Upon payment, the Business Loan was satisfied in full and terminated, and Surety Bank’s first priority mortgage was released, and the Company had no bank debt outstanding.

Background

On December 14, 2023, LFTD Partners and Lifted (together the “Borrower”), jointly borrowed a total of $3,910,000 from Surety Bank (“Lender”). The Lender made two five-year loans to the Borrower, as joint borrowers: (1) a working capital loan of $3,000,000 at 9.5% fixed annual interest (“Working Capital Loan”), and (2) a $910,000 loan at 10% fixed annual interest (the “Business Loan”), the net proceeds of which were used by Lifted to pay a portion of the $1,375,000 purchase price of the 5511 Building. Prior to the WCL Payoff, the two loans had been cross collateralized by a first lien mortgage on the 5511 Building, and by a first lien security interest in all of the other assets owned by LIFD and Lifted, in favor of Surety Bank.

Prior to the WCL Payoff, the Board of Directors of the Company had authorized management of the Company to explore the sale of the 5511 Building, and, if the 5511 Building is sold, to apply the net proceeds of such sale, firstly to the full repayment of the Business Loan, and secondly to the partial repayment of the Working Capital Loan. Simultaneously with such authorization, the Board of Directors of the Company had authorized management of the Company to apply certain tax refunds expected to be received by the Company, plus certain cash on hand held by the Company, to the partial or full repayment of the Working Capital Loan. Pursuant to this authorization, during the third quarter ended September 30, 2025, the Working Capital Loan was paid down $592,050 using certain tax refunds received by the Company. On November 20, 2025, Borrower paid off the principal balance and accrued interest on the Working Capital Loan, which totaled $1,411,125, with no prepayment penalty (“WCL Payoff”). Following the WCL Payoff, Lender also agreed to immediately waive the covenants of the Business Loan Agreement regarding maintaining a minimum 1.50x debt service coverage ratio, and a $1,000,000 minimum deposit account balance (“Loan Term Changes”).

The Working Capital Loan had been evidenced by a credit agreement, promissory note, security agreement, collateral assignment agreement, and pledge agreement. The Working Capital Loan was to mature on December 14, 2028, and was subject to prepayment penalties declining from 3% to 1% over three years and included restrictive covenants prohibiting, without lender consent, additional liens, changes in Lifted’s ownership, mergers, stock buybacks, and other actions. The Working Capital Loan had been secured by all of the Company’s business personal property and intellectual property and included a cross-default with the Business Loan.

Prior to the Business Loan Payoff, the Business Loan bore interest at a fixed annual rate of 10%, and prior to the Loan Term Changes, required a minimum 1.50x debt service coverage ratio (waived for 2024), as well as maintaining a $1,000,000 minimum deposit balance with the lender for the life of the Business Loan, which matured on December 14, 2028.

Prior to the Business Loan Payoff, the Business Loan had been secured by a first priority mortgage on the 5511 Building, along with a first priority security interest on all furniture, equipment, inventory, intangibles and fixtures, and other collateral, and also contained late payment penalties.

Prior to the Business Loan Payoff, WCL Payoff and Loan Term Changes, any default under these agreements could have resulted in the lender seizing the pledged collateral, including equity in key subsidiaries, intellectual property, and real estate, which could have a catastrophic impact on the Company.

The following presents the Business Loan in the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Business Loan	$-	$852,755
Total principal amount	-	852,755
Less: Unamortized debt financing costs	-	(32,876)
Less: Current portion of Surety Bank note	-	(22,282)
Non-Current portion of Surety Bank note	$-	$797,597

NOTE 16 – SUBSEQUENT EVENTS

Management of the Company has evaluated the events that have occurred through the date of the filing of this Quarterly Report on Form 10-Q.

Claims of Portion, Inc.

On or about October 6, 2026, Lifted received a letter from Portion, Inc. appearing to claim that Lifted had infringed upon certain patents. The products at issue were manufactured by a third party pursuant to the manufacturer’s proprietary formulas.

MoHemp Trade Association, Lifted Liquids, Inc. and MNG 2005, Inc. vs. Mike Kehoe, Catherine Hanaway and Sarah Wilson

Regarding the case MoHemp Trade Association, Lifted Liquids, Inc. and MNG 2005, Inc. vs. Mike Kehoe, Catherine Hanaway and Sarah Wilson, on November 4, 2026, Judge M. Douglas Harpool granted the defendants’ motion to dismiss.

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

Subject to the risks and uncertainties described in NOTE 1 – DESCRIPTION OF THE BUSINESS OF LFTD PARTNERS INC. and NOTE 3 - RISKS AND UNCERTAINTIES, the Company’s cash needs for working capital, capital expenditures, growth opportunities, the payments of Series A and Series B Preferred Stock dividends, and other obligations, are expected to be met with current cash on hand and cash flows provided by operating activities. There can be no assurance that these sources will be sufficient.

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

The Company has a history of losses as evidenced by the accumulated deficit at September 30, 2026 of $37,787,673. We plan to sustain the Company as a going concern by taking the following actions: (1) continuing to operate Lifted; (2) acquiring and/or developing profitable businesses that will create positive income from operations; and/or (3) completing private placements of our common stock and/or preferred stock. We believe that by taking these actions, we will be provided with sufficient future operations and cash flow to continue as a going concern. However, there can be no assurance that we will be successful in consummating such actions on acceptable terms, if at all. Moreover, many of such actions can be expected to result in substantial dilution to the existing shareholders of the Company.

The following table summarizes our Company’s cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Net Cash Provided By Operating Activities	$278,139	$785,188
Net Cash Provided by/(Used in) Investing Activities	1,318,448	(87,082)
Net Cash Used In Financing Activities	(877,723)	(924,389)

Cash Flows From Operating Activities

Net cash provided by operating activities was $278,139 for the nine months ended September 30, 2026, consisting of a net loss of $8,937,688, offset by net non-cash expenses of $9,256,557, with net changes in operating assets and liabilities using cash of $40,729. Non-cash expenses were primarily related to inventory reserve expense of $5,316,198, and spoiled and written off inventory of $2,356,706. Changes in operating assets and liabilities primarily included cash provided by a $920,931 decrease in inventory, partially offset by a $886,894 decrease in deferred revenue and a $171,986 increase in accounts receivable.

In comparison, net cash provided by operating activities was $785,188 during the nine months ended September 30, 2025; this resulted from net income of $62,265 increased by net, non-cash expenses of $2,045,638 and reduced by net operating assets and liabilities of $1,322,715. Non-cash expenses were primarily related to spoiled and written off inventory of $769,104, bad debt expense of $664,686, and Loss From Inventory Theft of $358,072.

Cash Flows From Investing Activities

Net cash provided by investing activities was $1,318,448 during the nine months ended September 30, 2026, driven primarily by $1,448,503 of proceeds from the sale of assets held for sale and other fixed assets, net of selling costs, partially offset by $125,032 of purchases of fixed assets and $5,023 for the purchase of an intangible asset. In comparison, net cash used in investing activities was $87,082 during the nine months ended September 30, 2025, driven by purchases of fixed assets.

Cash Flows From Financing Activities

During the nine months ended September 30, 2026, net cash used in financing activities was $877,723, consisting of $861,878 of payments on the Business Loan, including the payoff, $12,000 of dividends paid to preferred stockholders, and $3,846 of payments on a related-party note. In comparison, during the nine months ended September 30, 2025, net cash used in financing activities was $924,389, primarily consisting of payments on the Surety Bank loans of $1,050,849 and payments on the Related Party Note (defined below) of $211,538, offset by proceeds of $350,000 from the Related Party Note.

During the nine months ended September 30, 2026, net cash increased by $718,864, and we had $2,485,987 of unrestricted cash at September 30, 2026. During the nine months ended September 30, 2025, net cash decreased by $226,283, and we had $1,920,664 of unrestricted cash at September 30, 2025.

Comparison of the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025

The following table summarizes our Company’s current assets, current liabilities and working capital as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Current Assets	$6,802,002	$15,691,047
Current Liabilities	4,165,187	5,162,410
Working Capital	2,636,814	10,528,637

A primary driver for the change in current assets and current liabilities from period-over-period was the sale of the 5511 Building and Business Loan Payoff on September 29, 2026. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 6 – ASSETS HELD FOR SALE

Sale of 5511 Building

NOTE 15 – DEBT

Payoff of Business Loan

As of September 30, 2026, we reported prepaid expenses of $105,742, primarily consisting of prepaid health insurance of $39,596 and prepaid inventory of $30,679, net of allowance of $253,586. In comparison, as of December 31, 2025, we reported prepaid expenses of $348,667, primarily consisting of prepaid inventory of $272,968. A primary driver for the change in prepaid expenses is that at September 30, 2026, an allowance of $253,586 was recorded against the Company’s prepaid inventory. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Prepaid Expenses

Accounts receivable of $1,839,757, net of $2,062,481 allowance for doubtful accounts, were outstanding as of September 30, 2026. In comparison, accounts receivable of $2,531,524, net of $1,269,590 allowance for doubtful accounts, were outstanding as of December 31, 2025.

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Inventory is stated at the lower of cost and net realizable value. Inventory consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Raw Goods	$4,061,828	$5,906,501
Finished Goods	3,364,773	5,051,322
Inventory Allowance	(5,062,613)	-
Total Inventory	$2,363,988	$10,957,823

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Inventory

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

The Federal Hemp Restrictions necessitated the calculation and recording of an impairment charge on the Lifted Goodwill and Oculus Goodwill. As of December 31, 2025, LFTD Partners recorded a goodwill impairment charge on the Lifted Goodwill and Oculus Goodwill, reducing the carrying value of both to $0. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

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

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

Net fixed assets as of September 30, 2026 and December 31, 2025 were $598,017 and $2,273,377, respectively. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Fixed Assets

Assets Held for Sale

NOTE 6 – ASSETS HELD FOR SALE

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

As of September 30, 2026, current liabilities of $4,165,187 primarily consisted of accounts payable and accrued expenses of $3,346,624 and deferred revenue of $493,155. In comparison, as of December 31, 2025, current liabilities of $5,162,410 primarily consisted of accounts payable and accrued expenses of $3,326,650 and deferred revenue of $1,380,049.

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Deferred Revenue

As of September 30, 2026, non-current liabilities of $473,794 consisted entirely of operating lease liability. In comparison, as of December 31, 2025, non-current liabilities of $1,477,877 consisted of the non-current portion of the Business Loan of $797,597, and operating lease liability of $680,280.

In prior years, the Company’s payables have been greater than its cash on hand. Prior to the Company’s acquisition of Lifted, the Company had inconsistent income-generating ability and was therefore reliant on raising money from loans or stock sales. The Company had an accumulated deficit of $37,787,673 and $28,839,889 as of September 30, 2026 and December 31, 2025, respectively.

Comparison of Operations for the Three and Nine Months Ended September 30, 2026 to September 30, 2025

Net sales during the three and nine months ended September 30, 2026 were $4,808,812 and $22,672,212, respectively, compared to net sales during the three and nine months ended September 30, 2025 of $9,056,742 and $28,505,928, respectively. Some of the business challenges that we face include, but are not limited to: the adoption or proposal of federal and state legislation and regulations that prohibit or more tightly regulate intoxicating hemp-derived and kratom-derived products, including in significant markets for Lifted, such as in Florida, Texas, Illinois, Missouri and California; greater competition in the marketplace for branded hemp-derived and psychoactive products that are similar to those that Lifted sells; more distributors creating their own brands and selling their own branded products at a lower price than Lifted’s products; increased competition for products containing more milligrams of cannabinoids or active ingredients per unit at a lower price point; and other competing brands paying distributors and wholesalers more than what Lifted is willing to pay (if anything), for valuable shelf space. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Revenue

License Fee

During the year ended December 31, 2025, Lifted launched certain initiatives in order to attempt to increase net sales and decrease operating expenses, including: laying off certain employees and independent contractors in Kenosha and Durango; restructuring its sales team; consolidating operations; developing the marketing of Lifted’s brands and products; and increasing spending on marketing and advertising, and digital marketing.

On June 30, 2026, Lifted announced a strategic restructuring to reduce its operating costs as part of its ongoing efforts to align its cost structure with the evolving regulatory environment affecting portions of the hemp-derived and kratom-derived products. As part of this initiative, between June 12-26, 2026, Lifted reduced its workforce from approximately 100 employees and independent contractors to 77. At the time, the restructuring was expected to reduce Lifted’s future operating expenses by approximately $736,000 per year. As of the date of this report, the Company’s workforce is approximately 68. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Cost of Goods Sold

Cost of goods sold during the three and nine months ended September 30, 2026 was $4,166,954 and $23,085,201, respectively, compared to cost of goods sold during the three and nine months ended September 30, 2025 of $4,899,247 and $18,884,646, respectively.

Spoiled and obsolete inventory that is written off is a component of cost of goods sold. During the quarter ended September 30, 2026, $2,060,328 of obsolete and spoiled inventory was written off. During the quarter ended September 30, 2025, the Company recognized a net benefit of $11,826 related to the write off of obsolete and spoiled inventory as a result of the reversal of a write off of $185,781 of certain packaging in the second quarter of 2025; the second quarter 2025 write off was reversed in the third quarter of 2025 because the packaging was expected to be used in production. During the nine months ended September 30, 2026, and 2025, $2,356,706 and $769,104 of obsolete and spoiled inventory was written off, respectively.

Lifted’s industry, and customer preferences, are constantly and quickly evolving. The regulatory landscape at the municipal, state and federal levels in which Lifted operates is unstable and unpredictable. Consequently, Lifted finds it extremely difficult to predict future sales of its products and to anticipate raw goods needs for future production.

These factors caused Lifted to record valuation allowances against its inventory and prepaid inventory. The allowances are presented as reductions of inventory and prepaid inventory, respectively, on the consolidated balance sheets, while the related expense or reversal is recognized as a component of cost of goods sold in the consolidated statements of operations. During the three months ended September 30, 2026, inventory reserve activity resulted in a net credit to cost of goods sold of $1,279,897. During the three months ended September 30, 2025, there was no inventory reserve activity. During the nine months ended September 30, 2026 and 2025, the Company recognized inventory reserve expense of $5,316,198 and $0, respectively. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Inventory

Cost of Goods Sold

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

Segment Disclosures

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Segment Disclosures

Operating Expenses

Operating expenses include accounts such as payroll expense, professional fees, bank charges and merchant fees, advertising and marketing, provision for credit losses – settlement receivables, bad debt (recovery)/expense, impairment of hemp-specific fixed assets, depreciation and amortization, collaboration commission and royalty expense, and other operating expenses. Total operating expenses during the three months ended September 30, 2026 were $3,275,698 compared to $2,844,704 during the three months ended September 30, 2025. This $430,994 increase was primarily due to a $445,458 increase in bad debt expense. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Total operating expenses during the nine months ended September 30, 2026 were $8,313,267, compared to $8,746,517 during the nine months ended September 30, 2025. This $433,250 decline was primarily due to a $324,414 reduction in other operating expenses.

Payroll Expense

Payroll Expense includes sales commissions paid to independent contractors. If the Federal Hemp Restrictions materially reduce demand for our hemp-derived products, we may be required to reduce our workforce and terminate relationships with independent contractors. Such actions could disrupt our operations, result in restructuring costs, and adversely affect our ability to operate or pursue future business opportunities.

Payroll expense during the three and nine months ended September 30, 2026 was $1,070,534 and $3,481,434, respectively, compared to payroll expense during the three and nine months ended September 30, 2025 of $1,169,117 and $3,665,391, respectively. In March 2025, an Employee Retention Tax Credit (“ERC”) of $22,357 related to the second quarter of 2020 was recovered. The $22,357 ERC was accounted for as a reduction in payroll expenses in the first quarter of 2025.

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

Going Concern

NOTE 11 - CONTINGENT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Compensation of Lifted’s Chief Strategy Officer

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Advertising and marketing expenses primarily relate to search engine optimization, marketing campaigns, trade shows, digital marketing, and promotional expenses. Lifted has been engaging with third party specialists to increase its presence in the direct-to-consumer space. Advertising and marketing expenses during the three and nine months ended September 30, 2026 were $578,284 and $1,410,455, respectively, compared to advertising and marketing expenses during the three and nine months ended September 30, 2025 of $426,573 and $1,374,018, respectively.

Provision for Credit Losses – Settlement Receivables

As of September 2026, the Company has recorded a $25,000 allowance against the $25,000 still owed by Girish GPO to the Company under the settlement agreement. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 12 – LEGAL PROCEEDINGS

Settlement Agreement with Girish GPO, Inc.

Provision for Credit Losses – Extrax NM Loans

Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

License Fee

Bad Debt (Recovery)/Expense

Bad debt expense during the three and nine months ended September 30, 2026 was $864,376 and $863,753, respectively, compared to bad debt expense during the three and nine months ended September 30, 2025 of $418,918 and $664,686, respectively. Bad debt expense stems from the change in the Company’s allowance for doubtful accounts, which stems from the Company’s CECL Model analysis. The delay in Lifted’s receipt of payments from certain customers – primarily distributors – has increasingly become an issue for Lifted. Certain customers have become slower to pay Lifted for products purchased (“Slow Paying Customers”), and the Slow Paying Customers disregard payment terms. Management believes that some Slow Paying Customers may be delaying payments to Lifted because of their own accounts receivable collection issues, which may in part be caused by the regulatory uncertainty over the industries in which Lifted participates. The Company has an accounting protocol which effectively causes the Company to recognize an allowance for doubtful accounts for all invoices older than 90 days. Consequently, the delay in Lifted’s receipt of payments from certain customers has a direct impact on the Company’s net receivables, net income, and earnings per share. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Collaboration Commission and Royalty Expense

Collaboration commission and royalty expense during the three and nine months ended September 30, 2026 was $0, compared to collaboration commission and royalty expense during the three and nine months ended September 30, 2025 of $33,899 and $106,739, respectively. The change in collaboration commission and royalty expense primarily stems from decreased sales of the products covered by respective collaborations. Lifted has been de-emphasizing its collaboration efforts with outside brands due to the collaborations’ lack of traction in sales. As of December 31, 2025, the only Manufacturing, Sales and Marketing Agreement still in effect was that between Lifted and Diamond Supply Co.; none were in effect as of September 30, 2026.

Other Operating Expenses

Other operating expenses include, for example, software expenses, travel, insurance expense, rent expense, repairs and maintenance, state license and filing fees, excise and sales tax expense, health benefits, warehouse and lab expenses below the Company’s capitalization threshold, and other expenses.

Other operating expenses during the three months ended September 30, 2026 totaled $443,363 compared to $442,570 during the three months ended September 30, 2025.

Other operating expenses during the nine months ended September 30, 2026 totaled $1,414,315, compared to $1,738,729 during the nine months ended September 30, 2025. This $324,414 decline was primarily due to a $129,433 reduction in warehouse and lab expenses, a $127,635 reduction in travel expense, a $82,969 reduction in excise and sale tax expense, and a $36,107 reduction in insurance expense.

Other Income/(Expenses)

Net other income during the three months ended September 30, 2026 was $111,530, driven primarily by the Gain on Disposal of Assets Held for Sale and Other Fixed Assets of $143,468, comprised of $141,768 from the gain on the sale of the 5511 Building, including its land, improvements and certain machinery and equipment, and $1,700 from the gain of the sale of other furniture and fixtures. Net other expenses during the nine months ended September 30, 2026 were $156,103, primarily driven by settlement costs of $100,000 and the $99,800 impairment of the Company’s investment in Bendistillery. Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 12 – LEGAL PROCEEDINGS

Settlement Agreement with Sergio Hernandez and Josue Hernandez

NOTE 4 – THE COMPANY’S INVESTMENTS

The Company’s Investments in Ablis and Bendistillery

In comparison, during the quarter ended September 30, 2025, net other expenses of $441,977 primarily consisted of $358,072 of Loss From Inventory Theft. In July 2025, $335,460 worth of finished goods were stolen off of Lifted’s third-party shipper's truck just after leaving Lifted's co-packer's facility in Orange County, California. The thieves were apprehended by authorities, and Lifted filed an insurance claim with the shipping company's insurance company. Lifted’s co-packer credited Lifted $40,000. On November 6, 2025, Lifted executed a Property Damage-Liability Release with the insurance carrier of the shipping company, in exchange for the insurance company paying $250,000. Also included in Loss From Inventory Theft for the quarter ended September 30, 2025 is $11,507 worth of finished goods that were stolen in September 2025 in transit to a customer. During the nine months ended September 30, 2025, net other expenses of $710,479 primarily consisted of $358,072 of Loss From Inventory Theft, Theft Expense of $350,000 and Interest Expense of $230,948 offset by Settlement Income of $177,500 and Interest Income of $75,677.

Net Income/(Loss)

Net loss during the three and nine months ended September 30, 2026 was $3,339,449 and $8,937,688, respectively, compared to net income during the three and nine months ended September 30, 2025 of $634,257 and $62,265, respectively. Prior to the Loan Term Changes, the Business Loan required that Borrower maintained a minimum 1.50x Debt Service Coverage Ratio (“DSCR”) based on Borrower’s annual corporate tax return. The DSCR was to be tested annually, beginning with the 2023 return. The DSCR was to be calculated as EBIDA (earnings before interest, depreciation, and amortization) divided by contractual annual debt service payments. Borrower met the DSCR requirement contained in the Business Loan for the year ended December 31, 2023. Surety Bank agreed to waive any claim of default based on Borrower’s 2024 DSCR. On September 29, 2026, in connection with the closing of the sale of the 5511 Building, the Company repaid in full all amounts outstanding under the Business Loan made to it by Surety Bank (“Business Loan Payoff”) on December 14, 2023, the net proceeds of which had been used by Lifted to pay a portion of the purchase price of the 5511 Building. Reference is hereby made to the disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 15 – DEBT

Payoff of Business Loan

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer, WJacobs, evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, WJacobs concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2026.

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

During September 2026, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2026 based on the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2026 was not effective. Management identified the following material weaknesses as of September 30, 2026:

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

(1)

We have enhanced certain resources available within our accounting team. We hired a Chief Financial Officer of Lifted who is specifically responsible for overseeing the financial reporting processes of Lifted. From time to time, we have also engaged a licensed, external certified public accountant who advises and assists us with various aspects of the financial reporting process, including at our direction, objectively reviewing work product significant to the closing of our financial statements.

13

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Description of Legal Proceedings

Lifted currently is involved in various legal proceedings, both as the defendant and as the plaintiff. Please refer to NOTE 12 – LEGAL PROCEEDINGS for more information.

ITEM 1A. RISK FACTORS

The Risk Factors identified under the sections “SUMMARY OF RISK FACTORS”, “ITEM 1A. RISK FACTORS”, and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC on April 1, 2026, and in our subsequent quarterly filings on Form 10-Q, continue to apply. In addition, investors should consider the risk factors and disclosures in the following section, which are hereby incorporated by reference thereto:

NOTE 3 - RISKS AND UNCERTAINTIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is hereby made to the disclosures in the following sections, which are hereby incorporated by reference thereto:

NOTE 9 – SHAREHOLDERS’ EQUITY AND STOCK BASED COMPENSATION

Issuance of Series A Convertible Preferred Stock

Issuance of Series B Convertible Preferred Stock

Share-Based Compensation

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None; not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(c) of Regulation S-K.

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
10.94

Commercial Offer to Purchase, made July 21, 2026 and executed July 22, 2026, by and between Lifted Liquids, Inc. and Ad Real Estate Group LLC, with respect to the real property located at 5511 95th Avenue, Kenosha, Wisconsin 53144.

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

LFTD Partners Inc.

Date: November 13, 2026	/s/ Gerard M. Jacobs
By: Gerard M. Jacobs
Chief Executive Officer

